Form 10-Q
period 1996-09-30
WILLIS LEASE FINANCE CORP
filed 1996-11-14
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from July to September 1996

                         Commission File Number 0-28774

                        WILLIS LEASE FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

           California                                    68-0070656
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


180 Harbor Drive, Suite 200, Sausalito, CA                  94965
 (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (415) 331-5281


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title of each class                  Outstanding at November 14, 1996
      ---------------------                 --------------------------------
    Common Stock, No Par Value                         5,426,793



                                     WILLIS LEASE FINANCE CORPORATION


                                                   INDEX


PART 1.           FINANCIAL INFORMATION                                                          Page No.
                                                                                                 --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of September 30, 1996 and December 31, 1995                                     3

                  Consolidated Statement of Income
                  Three and Nine Months ended September 30, 1996 and 1995                            4


                  Consolidated Statement of  Shareholders' Equity
                  Year Ended December 31, 1995 and Nine Months Ended September 30, 1996              5

                  Consolidated Statement of Cash Flows
                  Nine Months ended September 30, 1996 and 1995                                      6




Item 2.           Management's Discussion and Analysis of Financial Condition                        8
                  and Results of Operations




PART 2.           OTHER INFORMATION                                                                 13




Item 6.           Exhibits and Reports on Form 8-K                                                  13



                                                      WILLIS LEASE FINANCE CORPORATION
                                                              AND SUBSIDIARIES
                                                         Consolidated Balance Sheets


                                                                                               September 30,           December 31,
                                                                                                   1996                    1995
                                                                                               -------------           -------------
                                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                                     $  14,680,725           $     815,649
Deposits                                                                                         11,073,662              11,320,617
Aircraft engines held for operating lease, less accumulated                                      75,367,995              74,704,379
depreciation of $15,750,289 at 9/30/96 and $13,681,211 at 12/31/95
Property, equipment and furnishings, less accumulated                                               358,560                 207,784
depreciation of $122,711 at 9/30/96 and $86,695 at 12/31/95
Spare parts inventory                                                                             3,597,653               2,916,003
Maintenance billings receivable                                                                     490,807                 408,454
Administration fees receivable                                                                        9,900                   4,734
Operating lease rentals receivable                                                                  310,596                  73,658
Trade receivables                                                                                 1,095,119                 772,474
Other receivables                                                                                   129,820                   5,747
Other assets                                                                                      1,489,402                 207,894
                                                                                              -------------           -------------
Total assets                                                                                  $ 108,604,239           $  91,437,393
                                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                         $   6,250,908           $   1,052,455
Salaries and commissions payable                                                                    327,505                 163,961
Dividends payable                                                                                   451,475                    --
Deferred income taxes                                                                             5,479,413               4,092,325
Notes payable and accrued interest                                                               62,474,711              69,910,797
Residual share payable                                                                            1,012,321                 476,526
Maintenance deposits                                                                              9,669,258               8,717,170
Security deposits                                                                                 1,889,209               1,270,021
Unearned lease revenue                                                                              761,302                 857,087
                                                                                              -------------           -------------
Total liabilities                                                                                88,316,102              86,540,342

Minority interest in net assets of subsidiary                                                          --                    84,774

Shareholders' equity:
Common stock, no par value.  Authorized 20,000,000 shares;
5,126,793 issued and outstanding                                                                 13,950,259                     500
Retained earnings                                                                                 6,343,463               5,293,566
Advances to shareholders                                                                             (5,585)               (481,789)
                                                                                              -------------           -------------
Total shareholders' equity                                                                       20,288,137               4,812,277
                                                                                              -------------           -------------
Total liabilities and shareholders' equity                                                    $ 108,604,239           $  91,437,393
                                                                                              =============           =============

See accompanying notes to the consolidated financial statements


                                                  WILLIS LEASE FINANCE CORPORATION
                                                          AND SUBSIDIARIES
                                                  Consolidated Statements of Income
                                                             (Unaudited)


                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30,                     September 30,
                                                                 ------------------------------     --------------------------------
                                                                     1996              1995              1996              1995
                                                                 ------------      ------------      ------------      ------------
REVENUE
Operating lease revenue                                          $  3,544,111      $  3,865,495      $ 10,379,013      $  9,931,232
Loss on sale of leased engines                                           --                --                --            (110,065)
Spare part sales                                                      868,768           793,642         3,303,123         2,204,353
Sale of equipment acquired for resale                               2,781,015         5,372,362         9,605,315         5,372,362
Interest and other income                                             149,887            26,174           196,702            81,253
                                                                 ------------      ------------      ------------      ------------
Total revenue                                                       7,343,781        10,057,673        23,484,153        17,479,135

EXPENSES
Interest expense                                                    1,100,640         1,173,404         3,371,351         4,354,494
Depreciation expense                                                  734,660         1,228,243         2,512,585         3,077,771
Residual share                                                        161,813           118,024           535,795           282,488
Cost of spare part sales                                              217,649           493,770         1,603,609         1,387,722
Cost of equipment acquired for resale                               3,017,625         2,740,177         8,551,229         2,740,177
General and administrative                                          1,332,830           999,298         3,434,216         2,322,668
                                                                 ------------      ------------      ------------      ------------
Total expenses                                                      6,565,217         6,752,916        20,008,785        14,165,320

Gain on modification of credit facility                                  --                --                --           2,202,928
                                                                 ------------      ------------      ------------      ------------
Income before income taxes and minority interest                      778,564         3,304,757         3,475,368         5,516,743
Income taxes                                                         (300,404)       (1,315,576)       (1,394,943)       (2,206,752)
                                                                 ------------      ------------      ------------      ------------
Income before minority interest                                       478,160         1,989,181         2,080,425         3,309,991
Less: minority interest in net income of subsidiary                   (44,601)           (8,191)          (79,053)          (29,388)
                                                                 ------------      ------------      ------------      ------------
Net income                                                       $    433,559      $  1,980,990      $  2,001,372      $  3,280,603
                                                                 ============      ============      ============      ============

Pro forma net income per share                                           0.13              0.58              0.62              1.02
                                                                 ============      ============      ============      ============
Shares used in computing pro forma net income                       3,425,287         3,425,287         3,215,148         3,215,148
per share                                                        ============      ============      ============      ============

See accompanying notes to the consolidated financial statements

                                                  WILLIS LEASE FINANCE CORPORATION
                                                          AND SUBSIDIARIES
                                           Consolidated Statement of Shareholders' Equity
                                Year Ended December 31, 1995 and Nine Months Ended September 30, 1996
                                                             (Unaudited)

                                                         Issued and
                                                         outstanding                                    Advances          Total
                                                          shares of     Common         Retained            to         shareholders'
                                                        common stock    stock          earnings       shareholders  equity (deficit)
                                                        ------------    ------         --------       ------------  ----------------
Balances at December 31, 1994                               1,500    $        500    $  2,332,149     ($   373,845)    $  1,958,804
Advances to shareholder, net                                 --              --              --           (107,944)        (107,944)
of repayments
Dividends                                                    --              --          (255,000)            --           (255,000)
Net income                                                   --              --         3,216,417             --          3,216,417
                                                        ---------    ------------    ------------      -----------     ------------
Balances at December 31, 1995                               1,500             500       5,293,566         (481,789)       4,812,277
Common stock issue and                                  5,125,293      13,949,759            --               --         13,949,759
proceeds from IPO, net
Advances to shareholder, net                                 --              --              --            476,204          476,204
of repayments
Dividends (unaudited)                                        --              --          (951,475)            --           (951,475)
Net income (unaudited)                                       --              --         2,001,372             --          2,001,372
                                                        ---------    ------------    ------------     ------------     ------------
Balances at September 30, 1996 (unaudited)              5,126,793    $ 13,950,259    $  6,343,463     ($     5,585)    $ 20,288,137
                                                        =========    ============    ============     ============     ============

See accompanying notes to the consolidated financial statements

                                       5

                                                  WILLIS LEASE FINANCE CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                               -------------------------------------
                                                                                                   1996                   1995
                                                                                               ------------            ------------
Cash flows from operating activities:

Net income                                                                                        2,001,372               3,280,603

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation of aircraft engines held for operating lease                                         2,460,703               3,054,901
Depreciation of property, equipment and furnishings                                                  51,882                  22,870
Gain on modification on credit facility                                                                --                (2,202,928)
Loss on sale of property, equipment and furnishings                                                   5,700                    --
Loss on sale of aircraft engines                                                                       --                   110,065
Increase in residual share payable                                                                  535,795                 282,488
Minority interest in net income of subsidiary                                                       (84,774)                 29,388
Changes in assets and liabilities:
Decrease (increase) in deposits                                                                     246,955              (9,065,138)
(Increase) in spare parts inventory                                                                (681,650)             (1,139,550)
(Increase) in receivables                                                                          (771,175)               (488,254)
(Increase) decrease in other assets                                                              (1,281,508)                193,711
Increase (decrease) in accounts payable and accrued expenses                                      5,198,453                (102,177)
Increase in salaries and commission payable                                                         163,544                 146,936
Increase in deferred income tax                                                                   1,387,088               2,206,752
Increase (decrease) in accrued interest                                                              25,045                (363,476)
Increase in maintenance deposits                                                                    952,088               1,730,935
Increase (decrease) in security deposits                                                            619,188                (181,052)
(Decrease) increase in unearned lease revenue                                                       (95,785)                324,560
                                                                                               ------------            ------------
Net cash  provided by  (used in) operating activities                                            10,732,921              (2,159,366)

Cash flows from investing activities:
Proceeds from sale of aircraft engines (net of selling expenses)                                    997,350               2,600,000
Proceeds from sale of property, equipment and furnishings                                            28,200                   7,000
Purchase of aircraft engines held for operating lease                                            (4,121,670)             (1,996,303)
Purchase of property, equipment and furnishings                                                    (236,558)               (123,016)
                                                                                               ------------            ------------
Net cash (used in) provided by investing activities                                              (3,332,678)                487,681

Cash flows from financing activities:
Repayments from shareholder, net                                                                    476,204                   3,246
Proceeds from issuance of notes payable                                                           2,484,467              10,227,264
Proceeds from issuance of common stock                                                           13,949,759                    --
Principal payments on notes payable                                                              (9,945,597)             (7,057,890)
Cash dividends paid on common stock                                                                (500,000)               (255,000)
Minority interest in net assets of subsidiary
                                                                                               ------------            ------------
Net cash  provided by financing activities                                                        6,464,833               2,917,620

Increase in cash and cash equivalents                                                            13,865,076               1,245,935
Cash and cash equivalents at beginning of period                                                    815,649               1,063,984
                                                                                               ------------            ------------
Cash and cash equivalents at  end of period                                                    $ 14,680,725            $  2,309,919
                                                                                               ============            ============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of Management, the accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation ("The Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine month periods ended
September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations and cash flows for the nine month period ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and the notes thereto included in the Prospectus contained in the Company's Form SB-2 Registration Statement, declared effective by the Securities and Exchange Commission on September 18, 1996.

2. Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. Use of Proceeds

The net proceeds to the Company from the sale of the 2,300,000 shares of common stock offered by the Company were approximately $16.17 million after deducting underwriting discounts, commissions and expenses of the offering and including the underwriters' overallotment option (note 4). Of the net proceeds, the Company has used $1.3 million to prepay certain indebtedness outstanding under a term loan in connection with the elimination of certain covenants of that term loan, which currently bears interest at a rate of LIBOR plus 1%, and matures on June 30, 2005, and approximately $460,000 to purchase an interest rate cap to hedge a portion of its exposure to increases in interest rates on its variable rate borrowings. The Company intends to use the remaining net proceeds, together with debt financing, to acquire additional aircraft engines for lease, to acquire airframe component inventory, and for working capital and other general corporate purposes.

4. Over-allotment Option

On September 23, 1996, the Company closed its initial public offering of 2,000,000 shares of its authorized but unissued shares at a price to the public of $8.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 300,000 additional shares at the same price to cover over-allotments. On October 16, 1996, the underwriters exercised the overallotment and the Company received additional net proceeds of $2.22 million, net of underwriters' commissions.

5. Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("The Purchase Plan") was adopted by the Board of Directors on June 1, 1996 and filed with the Securities and Exchange Commission on November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through their periodic payroll deduction under the Purchase Plan. A reserve of 75,000 shares of common stock has been established for this purpose.

6. Renewal of Credit Facility

The line of credit extended to WASI, not to exceed $1.5 million, expired on October 31, 1996, and on that day, was extended to November 30, 1996.

7. Changes in Financial Condition of Lessee

On September 26, 1996, Air Liberte filed for protection of the court in an insolvency procedure in France. Through French counsel, T-10, Inc., a wholly-owned subsidiary of the Company, has filed a petition to the
Administrator requesting that Air Liberte disclose whether they intend to continue the lease or return the engine. No formal response has been received to date. The Company has been advised that Air Liberte is in negotiations with two potential purchasers and, to date, payments have been made under the lease terms, as agreed. In the Company's opinion, no losses are anticipated. The Company anticipates that the engine will remain on lease either with Air Liberte or an acquiring Company. Recovery of the engine or rental continuance will depend upon the outcome of the insolvency proceedings.

8. Pro Forma Net Income Per Share

Pro forma net income per share has been computed by dividing pro forma net income by the number of shares of Willis Lease Finance Corporation common stock issued to the original shareholder (3,110,653 shares), plus common stock issued in connection with the Initial Public Offering (2,016,136 shares) and warrants and options (400,000 shares), diluted on a weighted average basis for the period. This calculation results in a weighted average number of shares outstanding of 3,425,287 and 3,215,148 for the three months and nine months ended September 30, 1996, respectively.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the effect of changing economic conditions, trends in the airline industry, changes in interest rates, liability risks associated with providing engines and services to aircraft, the ability of the Company to profitably remarket or re-lease engines in a timely manner, changes in maintenance requirements and safety regulations, and other risks detailed in the Company's Registration Statement Form SB-2, as amended, filed with the Securities and Exchange Commission in connection with the Company's initial public offering of Common Stock and reports on Forms 10-Q, 10-K and 8-K filed by the Company with the Securities and Exchange Commission from time to time.

Overview

Willis Lease Finance Corporation's primary businesses are the leasing of spare replacement aircraft engines and the strategic acquisition and resale of aircraft engines and parts to the worldwide commercial airline aftermarket. The Company commenced leasing operations in 1988 and established WASI (Willis Aeronautical Services, Inc.) to conduct its spare parts resale operation in October 1994.

Summary of Financial Results for the Quarter and Nine Months Ended September 30, 1996: Total revenues for the quarter ending September 30, 1996 were $7.3 million, compared to $10.1 million in the corresponding quarter of 1995. For the nine months ended September 30, 1996, revenues totaled $23.5 million, compared to $17.5 million in the corresponding period in 1995.

Net income for the quarter ended September 30, 1996 was $434,000, compared to $1,981,000 in the corresponding quarter of 1995, primarily due to a gain of $2,632,000 on the sale of equipment in 1995. For the nine months ended September 30, 1996, net income totaled $2,001,000, compared to $3,281,000 in the corresponding period in 1995, which was primarily due to a gain on the modification of a credit facility amounting to $2,203,000.

Leasing Operations: The Company accounts for its leases as operating leases. Under an operating lease, the Company retains title to the engine, thereby retaining the potential benefit and assuming the risk of the residual value of the engine. Operating leases require the Company to re-lease or sell an engine in a timely manner upon termination of a lease. Lease payments are recorded as operating lease revenue and depreciation expense is recognized on a straight line basis over 15 years to a 55% residual.

Third party lenders generally provide 80% to 85% of the financing for the acquisition of engines to be leased on an operating lease basis. In some instances, third party lenders have provided more than 85% of the financing of engines, in which case the lenders have generally required a sharing of the residual value of the engine upon the sale of the engine. The Company provides for the residual sharing obligation as a charge or credit to income or expense each period in an amount sufficient to adjust the residual share payable at the balance sheet date to the amount that would be payable at the balance sheet date if all engines subject to residual sharing were sold on the balance sheet date at their net book value.

Prior to June 1995, the Company's loan agreement with Marine Midland Bank ("The Marine Loan") provided, among other things, for interest payable at LIBOR plus 3.5% to 5%, required a specified percentage of lease payments to be applied to debt service but required final payment only upon the sale of the subject engine, and provided to the lender a share of the residual value of financed engines. In June 1995, the Company modified the Marine Loan (the "Facility Modification"). As part of the Facility Modification, the existing loan facility was converted to a ten-year, full payout loan, the existing residual sharing arrangement with the lender was terminated, the interest rate was reduced to LIBOR plus 1%, and the lender acquired two engines from the Company with a net book value of $5.7 million. The Facility Modification resulted in a net gain of $2.2 million. As a result of the Facility Modification and the receipt of the net proceeds of the Company's initial public offering of common stock, the Company believes that residual sharing will be less common in future engine financings.

The Company typically collects maintenance reserves and security deposits from the lessee. Generally, the Company collects, in advance, a security deposit equal to at least one month's lease payment, together with one month's estimated maintenance reserve. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance is required. In most cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to the return of the engine to the Company, the lessee is obligated to cover the shortfall. In most cases, any maintenance reserves remaining in a restricted account after the lease has expired and the return conditions have been met are retained by the Company unless the engine is returned with no flight hours since the last refurbishment.

Spare Parts Sales: Through its subsidiary, Willis Aeronautical Services, Inc. ("WASI"), the Company purchases aircraft engines and other components typically for resale as parts. The Company records the purchases at cost and capitalizes additional costs relating to acquisition, overhaul, insurance and other direct costs.

Equipment Sales: The Company purchases for resale engines, airframe components and other assets. Assets acquired for resale are recorded at the lower of cost or net realizable value. Gross revenue from the sale of equipment are reflected as sale of equipment acquired for resale, with the associated costs reflected as cost of sold equipment acquired for resale.



Results of Operations

Three Months Ended  September 30, 1996 Compared to Three Months Ended  September
30, 1995

Revenue is summarized as follows:


                                                                                           Three Months Ended September 30,
                                                                              ------------------------------------------------------
                                                                                       1996                            1995
                                                                              -----------------------         ----------------------
                                                                               Amount           %              Amount          %
                                                                               ------          ---             ------         ---
                                                                                                (dollars in thousands)
Revenue:
          Operating lease revenue                                             $ 3,544            48.3%        $ 3,866          38.4%
          Gain (loss) on sale of leased engines                                  --               0.0            --             0.0
          Spare parts sales                                                       869            11.8             794           7.9
          Sale of equipment acquired for resale                                 2,781            37.9           5,372          53.4
          Interest and other income                                               150             2.0              26           0.3
                                                                              -------          ------         -------        ------

              Total                                                           $ 7,344          100.%          $10,058        100.%



Lease Portfolio: During the quarter ended September 30, 1996, two engines were transferred from the Company's lease portfolio to its equipment sale portfolio and subsequently sold. One engine was transferred from the Company's lease portfolio to WASI to be dismantled and sold. The Company acquired one engine during the latter part of the quarter.

Operating Leases: Operating lease revenue for the three months ended September 30, 1996 decreased 8% to $3.5 million from $3.9 million over the corresponding period in 1995. This decrease reflects a reduction in lease revenue from the third quarter in 1995 of $1.1 million earned on three engines sold prior to the third quarter of 1996 and an engine which was not on lease for part of the third quarter of 1996. Offsetting this reduction is an increase in lease income of $0.3 million on engines newly acquired since the third quarter of 1995, and an increase in general lease income of $0.4 million.

Expenses directly related to operating lease activity decreased 22% to $2.0 million for the three months ended September 30, 1996 over the corresponding period in 1995. The reduction in expenses was primarily due to lower depreciation charges on engines held for lease, which decreased by $0.5 million (40%) due to component depreciation of $0.3 million taken on one engine in 1995, no longer applicable in 1996, and a $0.2 million net decrease in depreciation resulting from the purchase and sale of engines since the third quarter of 1995. Interest expense declined 9% to $1.1 million for the three months ended September 30, 1996 over the corresponding period in 1995, due primarily to a reduction in outstanding loans. Residual sharing expenses increased 37% to $162,000 over the corresponding period in 1995 due to changes in the Company's portfolio of engines subject to such agreements.

Spare Parts Sales: Revenues from spare parts sales increased 9.5% to $869,000 and the gross margin rose to 71% in 1996 from 38% in the corresponding period in 1995, primarily due to greater markups achieved due to a changed inventory mix. Offsetting these higher margins were increased financing costs on larger inventories held.

Equipment Sales: During the three months ended September 30, 1996, the Company sold two engines for $2.7 million which resulted in a loss of $0.24 million as a result of increased overhaul costs of $0.5 million on the engines, which were necessary prior to sale completion. During the three months ended September 30, 1995, the Company sold 3 engines for $5.4 million resulting in a gain of $2.6 million.

Interest and Other Income: Interest and other income for the three months ended September 30, 1996 increased to $150,000 from $26,000 for the three months ended September 30, 1995. This is a result of increases in marketing fees primarily relating to one engine and interest earned on deposits held, including the proceeds from the Company's initial public offering.

General and Administrative Expenses: General and administrative expenses increased 33% to $1.3 million for the three months ended September 30, 1996 over the corresponding period in 1995. This increase reflects additional compensation, telephone and travel costs due to staff additions, increased rent due to the expansion of the WASI facility and an increase in professional fees and insurance incurred by the Company. The Company anticipates that general and administrative expenses will continue to increase in the future as a result of increased levels of operations and additional overhead as a public company.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
1995

Revenue is summarized as follows:


                                                                                           Nine Months Ended September 30,
                                                                          ----------------------------------------------------------
                                                                                    1996                             1995
                                                                          ------------------------         ------------------------
                                                                            Amount            %             Amount            %
                                                                            ------           ---            ------           ---
                                                                                           (dollars in thousands)
Revenue:
          Operating lease revenue                                           10,379            44.2%        $  9,931           56.8%
          Gain (loss) on sale of leased engines                               --               0.0             (110)          -0.6
          Spare parts sales                                                  3,303            14.1            2,204           12.6
          Sale of equipment acquired for resale                              9,605            40.9            5,373           30.7
          Interest and other income                                            197             0.8               81            0.5
                                                                          --------          ------         --------        --------

              Total                                                         23,484           100.0%        $ 17,479          100.0%






Lease Portfolio: During the first nine months of 1996, three engines were transferred from the Company's lease portfolio to its equipment sale portfolio and subsequently sold. One engine was transferred from the Company's lease portfolio to WASI to be dismantled and subsequently sold. The Company acquired one engine during the latter part of the third quarter.


Operating Lease: Operating lease revenue for the nine months ended September 30, 1996 increased 4.5% to $10.4 million over the corresponding period in 1995. This increase reflects additional lease revenue earned from the net increase of five engines acquired by the Company in the latter half of 1995 and an engine which was overhauled and placed on lease in the second quarter of 1996. The engine acquired late in the third quarter of 1996 did not have a material effect on lease income.

Expenses directly related to operating lease activity decreased 18% to $6.3 million for the nine months ended September 30, 1996 over the corresponding period in 1995. The reduction in expenses was primarily due to lower interest charges which declined nearly $1 million due to the facility modification. Depreciation charges on engines held for lease decreased 18% to $2.5 million for the nine months ended September 30, 1996 as a result of two engines coming off component depreciation, and changes due to the net reduction of three engines from the lease portfolio over the period. Residual sharing expenses increased 90% to $0.5 million for the nine months ended September 30, 1996 over the corresponding period in 1995 due to changes in the Company's portfolio of engines subject to such agreements.

Loss on Sale of Leased Engines: During the nine months ended September 30, 1995 the Company recorded a loss of $.01 million on one sale of one engine with a net book value of $2.8 million. There were no such sales during the period ended September 30, 1996.

Spare Parts Sales: Revenues from spare parts sales increased 50% to $3.3 million in the nine months ended September 30, 1996 with gross margins increasing to 49% from 36% in the corresponding period in 1995, despite increased inventory financing costs of $0.1 million. Margins increased due to changes in the inventory mix.

Equipment Sales: During the nine months ended September 30, 1996, the Company sold five engines for proceeds of $9.6 million, recognizing a gain of $1.0 million. During the nine months ended September 30, 1995, the Company sold three engines for proceeds of $5.4 million, recognizing a gain of $2.6 million. The Company expects that equipment sales opportunities and profitability will continue to vary materially from period to period.

Interest and Other Income: Interest and other income for the nine months ended September 30, 1996 increased to $197,000 from $81,000 over the corresponding period in 1995. This is due to increases in marketing fees primarily due to one engine and interest earned on deposits held, including the proceeds of the Company's initial public offering of common stock.

General and Administrative Expenses. General and administrative expenses increased 48% to $3.4 million for the nine months ended September 30, 1996 over the corresponding period in 1995. This increase reflects additional compensation and travel costs due to staff additions, increased rent due to the expansion of the WASI facility and an increase in professional fees incurred by the Company. The Company anticipates that general and administrative expenses will continue to increase in the future as a result of increased levels of operations and additional overhead as a public company.


Variability of Results

The Company's quarterly operating results have fluctuated in the past and Management anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of sales of engines and spare parts and engine marketing activities, unanticipated early lease terminations, the timing of engine acquisitions or a default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

As of September 30, 1996, the Company had received net proceeds from the initial public offering of $13.95 million after deducting underwriting discounts and commissions and expenses of the offering. The Company used $1.3 million to prepay certain indebtedness outstanding under a term loan and approximately $460,000 to purchase an interest rate cap. Subsequent to September 30, 1996, the underwriters exercised an overallotment option and the Company received further net proceeds of $2.22 million.

The Company believes that its current and anticipated credit facilities, including the extension of its existing line of credit at WASI to November 30, 1996, internally generated funds and the net proceeds of the offering, will be sufficient to fund the Company's anticipated operations until the first quarter of 1998, at which time, additional equity capital is anticipated to be required to fund projected growth. The Company is also exploring a possible securitization of its lease portfolio. The Company's ability to successfully execute its business strategy, and to sustain its operations, is dependent in part on its ability to obtain debt capital and to raise equity capital. There can be no assurance that the necessary amount of such capital or securitization will continue to be available to the Company on favorable terms, or at all. If the Company were unable to obtain any portion of required financing on favorable terms, the Company's ability to add new engines to its portfolio or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Interest Rate Exposure

At September 30, 1996, $40.8 million of the Company's borrowings were on a variable rate basis, substantially all of which bears interest at LIBOR plus 1%. The Company's engine leases are generally structured at fixed rental rates for specific terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. The Company purchased an interest rate cap from an investment grade financial institution in September, 1996, for $460,000 to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. The cap has a notional principal amount of $40.8 million and caps the Company's exposure to interest rate increases for a period of four years to a maximum fixed interest rate of 8.66%. The cost of the cap will be amortized over the lesser of four years or the life of the loan. The Company will be exposed to credit risk in the event of non-performance by the counterparty to the cap.

Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. In the future, the Company does not expect to enter into any variable rate loans except in those instances where it obtains a variable rate lease from its customers and anticipates significantly reducing its remaining variable rate borrowings during the next four years, after which the Company will re-evaluate its exposure to interest rate variations.

In September, 1996, the Company purchased an engine, for cash, which it subsequently placed on long term lease. To date, this engine has not been financed. Until such permanent financing is in place, the Company has interest rate risk to the extent that interest rates increase, although the underlying lease revenue is fixed. The Company will seek permanent financing for this engine, although no assurance can be given that permanent financing will be available.

Part 2.  Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                  27.1 Financial Data Schedule
                  99.1  Press Release

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Willis Lease Finance Corporation

Date:  November 14, 1996
                                        By:    /s/ Charles F. Willis, IV
                                        .......................................
                                        Charles F. Willis, IV
                                        Chief Executive Officer


                                        By:    /s/  Elliot M. Fischer
                                        .......................................
                                        Elliot M. Fischer
                                        Chief Financial Officer, Controller