Form 10-K405
period 1996-12-31
WILLIS LEASE FINANCE CORP
filed 1997-03-31
CIK 1018164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     [X] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 1996

     [ ] Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

Commission File Number:


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

Securities registered pursuant to Section 12(b) of the Act:


                                            Name of Each Exchange on
                  Title of Each Class           Which Registered
                  -------------------           ----------------

                                      None

Securities registered pursuant to Section 12(g) of the Act:


                               Title of Each Class
                               -------------------
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]   No [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997 was approximately $31,980,464 (based on a closing sale price of $13.88 per share as reported on the NASDAQ National Market System). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock outstanding as of March 21,1997 was 5,430,861.



                        WILLIS LEASE FINANCE CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                                               Page
                                                                                               ----
Item 1.           Business                                                                        3
Item 2.           Properties                                                                     10
Item 3.           Legal Proceedings                                                              10
Item 4.           Submission of Matters to a Vote of  Security Holders                           10

                                     PART II

Item 5.           Market for Registrant's Common Equity
                      and related Stockholder Matters                                            11
Item 6.           Selected Financial Data                                                        11
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  12
Item 8.           Financial Statements and Supplementary Data                                    22
Item 9.           Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                    22

                                    PART III

Item 10.          Directors and Executive  Officers of the Registrant                            23
Item 11.          Executive Compensation                                                         23
Item 12.          Security Ownership of Certain Beneficial Owners and Management                 23
Item 13.          Certain Relationships and Related Transactions                                 23

                                     PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 8-K                          24


PART I

ITEM 1.  BUSINESS


         Willis Lease Finance Corporation and subsidiaries (the "Company") provides operating leases of spare commercial aircraft engines worldwide. The Company is primarily engaged in acquiring spare commercial aircraft engines in the aftermarket and providing operating leases of such engines to foreign and domestic airlines, manufacturers and overhaul/repair facilities. As of December 31, 1996, the Company had 32 engines and related equipment on lease to 22 customers in 12 countries. The Company also engages in the purchase and resale of used and refurbished commercial aircraft engines and airframe and engine components.

         The Company is a California corporation which commenced its leasing business in 1988. Its executive offices are located at 180 Harbor Drive, Suite 200, Sausalito, California 94965. The Company transacts business directly and through its subsidiaries unless otherwise indicated.

Industry Background

         Commercial airlines typically maintain a number of spare aircraft engines to ensure that their aircraft are not grounded when engines are removed for normal maintenance or as a result of engine failure. Industry analysts estimate that the worldwide fleet of approximately 11,000 commercial aircraft utilizes approximately 30,000 engines, including approximately 5,000 spare engines valued at over $11 billion. Boeing Commercial Airplane Group's publication, 1996 Current Market Outlook (the "Boeing Report"), estimates 15,900 new aircraft will be delivered over the next 20 years, resulting in a projected worldwide fleet of approximately 23,000 aircraft in 2015, net of 3,900 retired aircraft. These 15,900 new deliveries which represent a mixture of two-, three- and four-engined aircraft, will require approximately 39,000 installed engines.

         Airlines have increasingly turned to operating leases as an alternative to traditional financing of their aircraft, engines and spare parts. According to the Boeing Report, the fleets of operating lessors have grown from just over 200 aircraft in 1986 to over 1,000 in 1995, representing approximately 10% of total commercial aircraft at year-end 1995. Advantages to airlines of leasing include greater flexibility in fleet management, off-balance sheet reporting of operating leases, the ability to augment funds without affecting debt-to-equity ratios, and the shifting of residual value risk to a third party.

Strategy

         The Company's strategy for its leasing business is to focus on operating leases of commercial aircraft engines worldwide while maximizing residual values. In order to maximize the value of engines when they are re-leased or sold at the end of a lease, the Company focuses on commercial jet aircraft engines, particularly the noise compliant Stage III aircraft engines. As of December 31, 1996, all of the Company's engines were Stage III engines and were generally suitable for use on one or more commonly used aircraft such as Boeing 747, 757, 767, 737-300/400/500, McDonnell Douglas MD-80 Series, DC 10-30,
MD-11 and Airbus A-300 and A-320.

         Through the spare parts and component sales operations of Willis Aeronautical Services, Inc. ("WASI"), its subsidiary, the Company sells aircraft spare parts to commercial passenger airlines, air cargo carriers, overhaul/repair facilities and other spare parts distributors. WASI provides parts for maintenance and overhaul of the Company's engines at prices lower than the Company could obtain from third parties. Similarly, WASI provides engine components to the Company's lessees, thus satisfying more of the lessees' needs with respect to their leased engines.

Aircraft Engine Leasing

         All of the Company's current leases to air carriers, manufacturers and overhaul/repair facilities are operating leases rather than finance leases.
Under an operating lease, the Company retains title to the engine thereby retaining the benefit and assuming the risk of the residual value of the aircraft engine. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft engine. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks associated with the residual value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Ownership Risks."

         The Company targets the medium-term engine lease market, which generally consists of leases with three to ten year terms. Airlines, manufacturers and overhaul/repair facilities leasing for this term do so when their projected utilization of a specific engine is deemed to be less than its useful life, or when they are seeking to manage their cash flow more efficiently while strengthening their balance sheets.

         Most of the Company's lease transactions are triple-net leases with a specified non-cancelable lease term. A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engine, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft engine upon redelivery. During the term of the lease, the Company generally requires the lessee to maintain the aircraft engine in accordance with an approved maintenance program designed to ensure that the aircraft engine meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company undertakes a portion of the maintenance and regulatory compliance risk. The Company attempts to minimize its currency and exchange risks by negotiating all of its aircraft engine lease transactions in U.S. Dollars. In addition, all guarantees obtained to support various lease agreements are denominated and payable in U.S. Dollars. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - International Risks."

         The Company typically collects maintenance reserves and security deposits from the lessee. Generally, the Company collects, in advance, a security deposit equal to at least one month's lease payment, together with one month's estimated maintenance reserve. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repair associated with engine use or maintenance is required. In most cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. In most cases, any maintenance reserves remaining in a restricted account after the lease has expired and the return conditions have been met are retained by the Company unless the engine is returned with no flight hours since the last refurbishment.

         The Company makes an independent analysis of the credit risk associated with each lease before entering into such lease. The Company's credit analysis consists of evaluating the prospective lessee's financial statements for the past three years, trade and banking references, working with the Company's lenders to evaluate country and political risk, insurance of hull and liability and expropriation risk. The process for credit approval is a joint undertaking between the Company and the senior lender providing the debt financing for the lease. The Company obtains extensive financial information regarding the lessee and, in certain circumstances where the Company or its lenders believe necessary, requires guarantees from banks or a third party. In addition, the Company continually monitors and evaluates the political and economic climate of the countries involved. While the Company has experienced some collection problems, including delay in lease rental payments, to date the Company has not experienced material losses attributable to such problems; however, there can be no assurance that the Company will not experience collection problems or significant losses in the future.

         During 1996, the Company began acquiring high-value spare parts packages for its portfolio. These spare parts packages are leased to the same customers as those leasing engines from the Company and are leased at essentially the same profit margin.

         During a given lease period, the Company's leases require that the leased engines undergo regular maintenance and inspection at pre-approved engine maintenance facilities certified by the FAA or its foreign equivalent. In addition, when engines come off-lease, they undergo thorough inspections to verify compliance with lease return conditions. Regular maintenance and thorough inspections during and after the lease term help ensure that the Company's leased engines maintain their residual value. While there can be no assurance that the Company's rigorous maintenance and inspection requirements will result in a realized return to the Company upon termination of a lease, the Company believes that its emphasis on maintenance and inspection generally helps it to recover its original investment in the engines.

         Upon termination of a lease, the Company will re-lease or sell the aircraft engine or dismantle the engine and sell the parts. The demand for aftermarket aircraft engines for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply and cost of aircraft engines and technological developments. In addition, the value of a particular used aircraft engine varies greatly depending upon its condition, the maintenance services performed during the lease term and the number of hours remaining until the next major maintenance of the engine is required. If the Company is unable to re-lease or sell an engine on favorable terms, its ability to service debt may be adversely affected. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Ownership Risks" and "Business - Aircraft Engine Portfolio."

Engine Portfolio

         As of December 31, 1996, the Company owned 31 engines and related equipment and had 1 engine on capital lease. These engines and equipment were on lease to 22 customers in 12 countries throughout the world, with no single country, other than the United States, accounting for more than 14% of the Company's lease revenue for the year ended December 31, 1996.

         The following table displays the regional profile of the Company's lessee customer base by operating lease revenue for the year ended December 31, 1996:

                                          Operating Lease
                                              Revenue        Percentage
                                              -------        ----------
        United States                        5,295,084           39%
        Europe                               2,840,428           21%
        Mexico                               1,865,118           14%
        Canada                               1,291,000            9%
        Australia/New Zealand                1,029,600            7%
        Asia                                   889,208            6%
        South America                          530,000            4%
                                  --------------------------------------------
        Total                              13,740,438            100%
                                  ============================================

         For the year ended December 31, 1996, Aerovias de Mexico, S.A. de C.V., a lessee customer of the Company, contributed 14% of operating lease revenue.

         The Company markets its operating leases through a direct marketing campaign and relies, to a lesser extent, on referrals and advertising in industry publications. The Company also subscribes to a data package that provides it with access to lists composed of operators and their specific engine requirements.

Aircraft Engine Portfolio

         The Company's management frequently reviews opportunities to acquire suitable aircraft engines based on market demand, customer airline requirements and in accordance with the Company's engine portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific engines, the Company takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model and configuration of engines and anticipated obsolescence. As a result, certain types and configurations of engines do not necessarily fit the profile for inclusion in the Company's portfolio of engines owned and used in its leasing operation. The Company focuses particularly on the noise compliant Stage III aircraft engines, for use on commonly used aircraft. As of December 31, 1996, all of the Company's engines were Stage III engines and were generally suitable for use on one or more commonly used aircraft such as Boeing 747, 757, 767, 737-300/400/500, McDonnell-Douglas MD-80 Series, DC 10-30, MD-11 and Airbus A-300 and A-320. The Company purchases a majority of its engines in the aftermarket, primarily from airlines or other leasing companies.

         The Company's commercial aircraft engine portfolio consists of aircraft engines manufactured by CFM International (CFM), General Electric (CF), Pratt &
Whitney (JT and PW) and Rolls Royce (RB). The following table shows by engine type the number of engines, the aircraft type on which each engine type is generally used, and the scheduled lease terminations of the Company's lease portfolio at December 31, 1996:

   Engine Type      Number        Aircraft Application
   -----------      ------        --------------------
                                                              Off                  Scheduled Lease Terminations
                                                             Lease    1997     1998     1999     2000    2001      2002    2006
                                                             -----    ----     ----     ----     ----    ----      ----    ----
CF6-50 C2             3              A300, DC10-30,                                      3
                                       B-747-200,
CF6-80 C2             1                 747-400,                                1
                                   767-200ER/300/300ER,
                                          MD11,
                                 A300-600/600R/600F/ST,
                                     600ST A310-200,
                                         ADV/300
CFM56-3B              7              737-300/400/500                            3        1        1        1               1
CFM56-3C              4              737-300/400/500                   1        1                 2
CFM56-5A              2            A320/100/200, A319                  1        1
JT8D-219              4                   MD80                         1        3
JT9D-7A               1                747-100/200                     1
JT9D-7J               2                747-200/SP              1                         1
(OFF-LEASE
ENGINE)
JT9D-7R4D             1            767-200, B-747-200                  1
PW2040                1                  757-200                                                           1
PW4060                1             747-400, 767-300                                                       1
                                      A 310, MD 11
RB211-535             2                  757-200                       1                                   1
JT8D-217C             1                   MD83                                                             1
CF6-80E1              1                AIRBUS 330                                                 1
PW 2037               1                   B-757                                                                    1

                  -----------                                -------------------------------------------------------------------
      Total           32                                       1       6        9        5        4        5       1       1

Engine Portfolio Value

         The Company has obtained appraisals of its engines from Aircraft Information Services, Inc. ("AISI"), a recognized appraiser of aircraft engines. AISI has rendered its opinion that the aggregate "Current Fair Market Value" of the Company's aircraft engine portfolio, assuming the engines are in average half-life condition, is $98.5 million, which compares favorably to the aggregate net book value at December 31, 1996 of $93.1 million of the Company's current portfolio of owned engine. "Current Fair Market Value" is the appraiser's opinion as to the value of the aircraft engines under market conditions that are perceived to exist at a specific point in time for a sale between equally willing and knowledgeable buyers and sellers, neither under compulsion to buy or sell, in a cash transaction with no hidden value or liability. "Average half-life condition" assumes that every component or maintenance service which has a prescribed interval that determines its service life, overhaul interval or interval between maintenance services is at a condition which is one-half of the total interval.

         The Company, through the return conditions required by its leases and the maintenance reserves collected by the Company from its lessees, attempts to put its engines in the equivalent of a "freshly refurbished" condition, after application of the maintenance reserves. "Freshly refurbished" condition is defined to be that of an engine immediately after a major shop visit which refurbished all engine modules or all engine compressor and combustor/turbine stages, as appropriate, with all life-limited components at half-life. AISI has rendered its opinion that the "Current Fair Market Value" of the Company's aircraft engine portfolio, assuming the engines were in freshly refurbished condition, is $108.6 million.

         The following table sets forth the opinion of AISI as to the aggregate "Future Value Forecast" for the Company's current aircraft engine portfolio for the periods indicated:


                                   1997      1998     1999      2000     2001
                                   ----      ----     ----      ----     ----
                                                 (in millions)
AISI Future Value Forecast ......  $107.1   $105.4    $102.1    $98.9    $95.8

"Future Value Forecast" is the appraiser's opinion as to the expected value of an asset at a specific date in the future and assumes "Base Value" criteria, half-life condition and an assumed annual inflation rate of 3.0%. "Base Value" is similar to Current Fair Market Value; however it assumes theoretically balanced market conditions rather than actual present market conditions or assumed market conditions at a specified future date.

         Since appraisals are only estimates of resale values, there can be no assurance that such appraised values are accurate or that they will not materially change due to factors beyond the Company's control, including but not limited to, obsolescence and changing market conditions, lack of support by relevant airframe, engine or component manufacturers, or that upon expiration of the leases, due to the absence of purchasers or re-lease demand for the Company's engines, the Company will not realize the then book or appraised value through either sale or re-leasing of the engines.

         AISI was paid $9,500, plus out-of-pocket expenses, for its services to the Company in connection with its appraisal.

Financing/Source of Funds

         The Company acquires the engines it leases primarily with funds borrowed from banks and finance companies. The Company borrows 80% to 85% of the engine purchase price on a recourse or non-recourse basis. Under the terms of the loans, the lender is entitled to receive most of the lease payments to apply to debt service and takes a security interest in the engine. The Company retains ownership of the engine, subject to the lender's security interest. Loan interest rates are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee (and for recourse loans, the financial condition of the Company), the terms of the lease and the amount of the loan. The Company has historically paid the balance of the purchase price of the engine, the "equity" portion, from internally generated funds.

         The loans available to the Company under recourse arrangements are secured by the financed engines and the assignment of lease payments due under the related leases. Upon default under a loan covering engines financed through recourse borrowings, the lender providing the financing can foreclose on the engine and sell it and seek any balance due on such financing from the Company. Under certain of the Company's lease arrangements, the financial institution providing the financing may seek recourse only at the subsidiary level and not to the Company.

         The credit standing of certain of the Company's customers and the long operating life of aircraft engines allows the Company to finance some of its equipment on a non-recourse basis. Non-recourse loans represent loans to subsidiaries which own only the assets which secure the loan and as to which the Company has not guaranteed the loan. The Company and its subsidiaries at December 31, 1996 had borrowings of $18.8 million in four loans on a non-recourse basis and $53.5 million in seven loans on a recourse basis. The Company is not liable for the repayment of the non-recourse loans unless the Company breaches certain limited representations and warranties under the applicable pledge agreement. The lender assumes the credit risk of each such lease, and its only recourse, upon a default under a lease, is against the lessee and the leased engine.

         The Company has negotiated a sharing of residual proceeds with certain lenders in exchange for a higher percentage financing of six aircraft engines. The Company provides for its residual sharing obligation in each period, sufficient to adjust the residual share payable at the balance sheet date to the amount that would be payable at that date if applicable engines were sold on the balance sheet date at their net book values.

Spare Parts Sales

         In October 1994, the Company established WASI as an international provider of aftermarket airframe rotable parts, engine parts, engines and modules. WASI purchases individual engine parts from airlines and others in the aftermarket or acquires whole airframes or engines and dismantles the airframes or engines into their component parts for resale. The component parts acquired are typically overhauled for WASI by an FAA-authorized repair agency and then offered for sale to airlines, maintenance and repair facilities, and distributors. To date, WASI has targeted primarily General Electric CF6-50, Pratt & Whitney JT9D engines and early model Pratt & Whitney JT8D aircraft engines and components. These engines are the most widely used aircraft engines in the world, powering the Boeing 747, 727 and 737, McDonnell Douglas DC10 and DC9 and Airbus A-300 series of aircraft. WASI currently expects to expand into engine components for the CFM-56, a high thrust engine used on the popular Boeing 737.

         To date, WASI's operations have afforded the Company additional contacts and opportunities in the aircraft engine market. WASI provides parts for maintenance and overhaul of the Company's engines at prices lower than the Company could obtain from third parties. Similarly, WASI provides engine components to the Company's lessees, thus satisfying more of the lessees' needs with respect to their leased engines. As engines in the Company's leasing portfolio age and reach the point at which they are more valuable as component parts, the Company expects that WASI will be able to break them down, salvaging valuable components and thereby maximizing the residual value of the engines.

         WASI has strict guidelines regulating how parts are procured and overhauled. When procuring aircraft parts, great emphasis is placed on source and traceability. At December 31, 1996, 98% of WASI's inventory on hand was acquired from a certified commercial air carrier or others operating under recognized regulatory agencies accepted by the FAA. Less than 2% of the inventory was acquired from trading companies and in all such cases the parts are certified by the seller as to origin. WASI does not trade in consumable parts such as hardware/fasteners. Hardware/fasteners are the most difficult to identify as unapproved material and in many cases are impossible to identify as unapproved material without conducting detailed analysis. WASI's trades in life-limited parts are restricted to parts that have complete traceability back to the original equipment manufacturer ("OEM") or in few cases traceability from a commercial air carrier back to the OEM. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Government Regulation."

         WASI advertises its aircraft engine parts availability on the Inventory Locator Service ("ILS") and the Airline Inventory Redistribution System ("AIRS") electronic databases. Users of ILS and AIRS can access the databases and determine which companies have the desired inventory. The Company also advertises in industry publications and receives a number of customers through referrals.

         WASI also provides aircraft engine management and technical services to airlines. Certain air carriers outsource the management of heavy maintenance and the overhaul of engines to reduce operational overhead and staffing. These services include negotiating engine maintenance agreements and providing repair agencies with engine work orders. As the representative for an airline, WASI collects engine removal data, establishes formal work orders, reviews test cell data and revises, if necessary, the engine work order. The monitoring of aircraft engines enables WASI to have frequent contact with airline clients, source replacement parts and identify parts that have been designated for sale. Further, WASI observes test cell acceptance runs, evaluates the results, reviews invoices for repair and requests warranties on behalf of its airline clients. Currently, WASI manages all engine tests for the Company and monitors the Company's engines that are subject to leases.

         WASI may from time to time enter into consignment agreements with airlines or related companies to acquire surplus inventories for the purpose of marketing and sales of such consigned parts. Consignment allows WASI to access inventory for sale without the cost and risk of ownership.

Equipment Acquired for Resale

         The Company engages in the short-term trading of commercial aircraft engines in the aftermarket to complement its engine leasing business. It is the Company's general policy to minimize risk by not purchasing engines on speculation; however occasionally the Company purchases engines without having a commitment for the engines' resale. The Company normally makes a contractual commitment to purchase specific engines for its own account only after, or concurrently with, obtaining a firm customer commitment to purchase. Although the Company usually has sale commitments for engines at delivery, it would have financial exposure if it purchased an engine which could not immediately be resold. The Company markets the resale of its engines through a direct marketing campaign and relies, to a lesser extent, on referrals and advertising in industry publications. The Company also subscribes to a data package that provides it with access to lists composed of operators and their specific engine requirements. The Company does not refurbish or perform other maintenance on the engines it resells; however, from time to time, the Company has hired third party contractors to refurbish or repair such engines.

Competition

         In the medium-term engine lease market segment, which is the Company's target market, the Company principally competes with Shannon Engine Services, headquartered in Shannon, Ireland, which is owned in part by SNECMA and CFMI, and Rolls Royce. Rolls Royce limits its leasing activities to products of its parent company and related parties. The Bank of Tokyo, through its recent acquisition of Engine Lease Finance in Shannon, Ireland, also competes with the Company. Each of these competitors is substantially larger and has greater financial resources than the Company which may permit, among other things, greater access to capital markets at more favorable terms. In addition, major aircraft lessors, including International Lease Finance Corporation and General Electric Capital Aviation Services, compete with the Company to the extent that they include spare engine leases with their aircraft leases.

         With respect to engine marketing and spare parts and component sales, the Company competes with airlines, aircraft manufacturers, aircraft, engine and parts brokers, and parts distributors. The Company's major competitors include the Allen Aircraft division of AAR Corp., The AGES Group and Aviation Sales Company. Certain of these competitors may have, or may have access to, financial resources substantially greater than the Company. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the primary competitive factors in the aircraft engine leasing industry are flexibility in leasing terms, including price, return conditions and term of lease, and availability of engines. The Company believes that it is able to compete favorably in leasing commercial aircraft engines due to its experience in the industry, reputation and expertise in acquiring and leasing commercial aircraft engines at economical prices and therefore allowing the Company to re-lease or sell such engines at a competitive price. See " Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results - Competition."

Insurance

         The Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive liability insurance and casualty insurance. In addition to requiring full indemnification under the terms of the lease, the Company is named as an additional insured on liability insurance policies carried by lessees, with the lender normally identified as the payee for loss and damage to the equipment. All policies contain a breach of warranty endorsement or severability of interest clause so that the Company continues to be protected even if the operator/lessee violates one or more of the warranties or conditions of the insurance policy. The Company monitors compliance with the insurance provisions of the leases.

Government Regulation

         The Company's customers are generally subject to a high degree of regulation in the various jurisdictions in which they operate. Such regulations also indirectly affect the Company's business operations. Under the provisions of the Federal Aviation Act of 1958, as amended, the FAA exercises regulatory authority over the air transportation industry. The FAA regulates the manufacture, repair and operation of all aircraft engines operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure worldwide marketability. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question. In addition, by the year 2000, federal regulations will stipulate that all aircraft engines hold, or be capable or holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States.

Employees

         As of December 31, 1996, the Company had 25 full-time employees and 2 part-time employees, including 15 employees in equipment leasing and trading and 12 employees in the airframe and engine component sales. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are good.


ITEM 2.  PROPERTIES

         The Company's principal offices are located at 180 Harbor Drive, Suite 200, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 5,500 square feet of office space and expires on March 14, 1999. Engine financing, sales, trading and general administrative activities are conducted from the Sausalito location. The Company also leases approximately 22,500 square feet of office and warehouse space for WASI's operations at 291 Harbor Way, South San Francisco, California 94080. The lease expires on May 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The following information relates to the Company's Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 21, 1997, there were 1,170 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock. The high and low sales price of the Common Stock for each quarter since the effective date of the Initial Public Offering (the "Offering"), September 18, 1996, as reported by NASDAQ, are set forth below:

                                             1996
                                             ----

                                    High             Low

Third Quarter                       $ 10             $ 8 1/2
Fourth Quarter                      $ 12 7/8         $ 8 3/4


         The Company did not declare any dividends for the year ended December 31, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected consolidated financial data and operating information of the Company. The selected  consolidated  financial data should be read in conjunction  with the  Consolidated  Financial  Statements and notes thereto and "Management's  Discussion and Analysis of Financial  Condition
and Results of Operations" included elsewhere in this Form 10-K.
                                                                   Years Ended December 31,
                                                    ------------------------------------------------------
                                                    1996        1995        1994       1993          1992
                                                    ----        ----        ----       ----          ----
Revenue:
     Operating lease revenue                       $ 13,740     13,740      13,636     10,323       8,744
     Gain (loss) on sale of leased engines                2       (483)        633       (281)        659
     Spare parts sales                                5,843      3,859         795       --          --
     Sale of equipment acquired for resale           12,105      5,472       2,184       --         3,598
     Interest and other income                          618        119         542        938          70
                                                   -------------------------------------------------------
                                                   $ 32,308     22,738      17,790     10,980      13,071
Expenses:
      Cost of spare parts sales                    $  3,308      2,546         659       --          --
      Cost of equipment acquired for resale          10,789      2,742       1,863       --         3,140
      All other expenses                             13,351     14,168      13,295      9,857       9,117
Gain on modification of credit facility                --        2,203        --         --          --
Income before income taxes and minority interest      4,860      5,485       1,973      1,123         814
Net income                                            2,804      3,216       1,172        669         487

Balance Sheet Data:
      Total assets                                 $124,933     91,437      83,542     68,632      69,711
      Debt financing                                 73,186     69,911      69,456     59,840      64,349
      Shareholders' equity                           23,202      4,812       1,959      1,151         463

Lease Portfolio:
      Engine portfolio at the end of the period          32         31          26         25          26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's primary businesses are the leasing of spare replacement aircraft engines, spare parts packages and the strategic acquisition and resale of aircraft engines and parts to the worldwide commercial airline aftermarket. The Company commenced leasing operations in 1988 and established WASI to conduct its spare parts resale operation in October 1994.

         Revenue consists primarily of operating lease revenue, income from the sale of leased engines, sales of spare parts and components and equipment sales.

         Summary of Financial Results for the year ended December 31, 1996. Total revenue for the year ended December 31, 1996 was $32.3 million, compared to $22.7 million in 1995. Net income for the year ended December 31, 1996 was $2.8 million, compared to $3.2 million in 1995, primarily due to the gain on modification of the Company's primary credit facility ($2.2 million) and higher gain on sales of equipment acquired for resale ($1.4 million) in 1995, whereas 1996 had increased margin on spare parts sales ($1.2 million) and lower depreciation and interest expense ($2.9 million) compared to 1995, offset by higher operating expenses ($1.8 million) in 1996 compared to 1995.

         Leasing Operations. The Company accounts for its leases as operating leases. Under an operating lease, the Company retains title to the engine, thereby retaining the potential benefit and assuming the risk of the residual value of the engine. Operating leases require the Company to re-lease or sell an engine in a timely manner upon termination of a lease. Lease payments are recorded as operating lease revenue and depreciation expense is recognized on a straight-line basis over 15 years to a 55% residual.

         Third party lenders generally provide 80% to 85% of the financing for the acquisition of engines to be leased on an operating lease basis. In some instances, third party lenders have provided more than 85% of the financing of engines, in which case the lenders have generally required a sharing of the residual value of the engine upon the sale of the engine. The Company provides for the residual sharing obligation as a charge or credit to income or expense each period in an amount sufficient to adjust the residual share payable at the balance sheet date to the amount that would be payable at the balance sheet date if all engines subject to residual sharing were sold on the balance sheet date at their net book values.

Year Ended December 31, 1996 compared to Year Ended  December 31, 1995

Revenue is summarized as follows:
                                                                     Years ended December 31,
                                                 ----------------------------------------------------------------
                                                      1996                             1995
                                                 ----------------------------------------------------------------
                                                     Amount                 %            Amount            %
                                                     ------                ---           ------           ---
                                                                        (dollars in thousands)
Revenue:
      Operating lease revenue                            $13,740           42.5          $13,771            60.6
      Gain (loss) on sale of leased engines                    2            0.0             (483)           (2.1)
      Spare parts sales                                    5,843           18.1            3,859            17.0
      Sale of equipment acquired for resale               12,105           37.5            5,472            24.0
      Interest and other income                              618            1.9              119             0.5
                                                 ----------------------------------------------------------------
      Total                                              $32,308         100.00          $22,738           100.0
                                                 ================================================================


         The Company's results of operation are significantly impacted by changes in the portfolio of owned equipment.

         Lease Portfolio. At December 31, 1995, the Company had 31 engines in its operating lease portfolio. During 1996, four engines were transferred from the lease portfolio to the equipment sale portfolio and subsequently sold. One engine was transferred at its net book value to WASI to be dismantled and is held for sale as spare parts inventory. Another engine was sold under a sale and leaseback agreement and is now reflected on the Company's balance sheet as an engine on capital lease. The remaining three engines were sold to third parties. In the third quarter of 1996, the Company acquired one engine for $2.8 million and in the fourth quarter, the Company acquired four engines for a total cost of approximately $16.3 million as well as two auxiliary power units (APU's) and a spare parts package for a total cost of approximately $3.2 million. At December 31, 1996, the Company owned 31 engines in its lease portfolio and had 1 engine on a capital lease.

         Operating Leases. Operating lease revenue for the year-ended December 31, 1996 decreased to $13.7 million from $13.8 million from the corresponding period in 1995. This decrease is primarily due to a decrease in revenue from one engine which was off-lease and in a repair facility for eight months in 1996 and two engines which were sold in 1996, offset slightly by five engines purchased and leased late in 1996.

         In 1996, expenses directly related to operating lease activity dropped 23% to $8.1 million from $10.6 million in 1995. The reduction in expenses in 1996 was due to a reduction in depreciation expenses of $1.6 million (33%) as a result of two engines subject to component depreciation in 1995 that were fully depreciated and the sale of two engines in the 3rd quarter of 1996. Interest expense dropped $1.2 million (22%) in 1996 from 1995, due primarily to the modification of the existing term loan in June 1995 resulting in more favorable interest rates. Residual sharing expenses, however, increased 77% to $723,000 in 1996 from the corresponding period in 1995 due to changes in the Company's portfolio of engines subject to such agreements.

         Gain  (Loss)  on  Sale  of  Leased  Engines.   The  loss  in  1995  was
attributable to unanticipated overhaul expenses of $373,000 required in order to prepare an engine for resale and a $110,000 loss on the sale of the engine.

         Spare Parts Sales. Revenues from spare parts sales increased 51% to $5.8 million and the gross margin rose to 43% in 1996 from 34% in the corresponding period in 1995, primarily due to a changed inventory mix and increased volume.

         Equipment Sales. During the year ended December 31, 1996, the Company sold 4 engines for proceeds of $12.1 million, generating gains of $1.3 million. In 1995, the Company sold three engines for $4.8 million, a fuselage and miscellaneous components it acquired in connection with an aircraft purchase for $572,000 and other components for $100,000. The aggregate cost of the equipment was $10.8 million and $2.7 million in 1996 and 1995, repectively. The Company expects that equipment sales opportunities and profitability will continue to vary materially from period to period.

         Interest and Other Income. Interest and other income for 1996 increased to $617,000 from $119,000 in 1995, an increase of 418%. This increase is due primarily to increased marketing/brokerage fee income earned on one engine, nonrecurring credits due the Company regarding excessive engine overhaul costs and increased interest earned on the proceeds from the Offering in September 1996, as well as interest earned on certain engine security deposits.

         General and Administrative Expenses. General and administrative expenses increased 53% to $5.1 million in 1996, up from $3.3 million in 1995. This increase reflects additional compensation due to an increased workforce and increased bonus payments; increased telephone and travel costs due to increased marketing personnel and activity; increased rent due to the expansion of the WASI facility and an increase in professional fees and insurance as a result of the Offering in 1996.

         Gain on Modification of Credit Facility. In 1995, the Company modified the terms of a significant credit facility. The gain of $2.2 million in 1995 on the modification of credit facility reflects a gain from the removal of residual sharing provisions of $2.4 million and a $199,000 loss on the sale of two engines to the lender.

         Income Taxes. Income taxes decreased to $2 million in 1996 from $2.2 million in 1995. The Company's effective tax rates for Federal and State taxes is approximately 41% and 40% in 1996 and 1995, respectively. Therefore, the decrease in tax expense is due to the decrease in the Company's income before taxes and minority interest offset by a slight increase in the effective tax rate.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenue is summarized as follows:
                                                                     Years ended December 31,
                                                 ----------------------------------------------------------------
                                                      1995                             1994
                                                 ----------------------------------------------------------------
                                                     Amount                %              Amount            %
                                                     ------               ---             ------           ---
                                                                          (dollars in thousands)
Revenue:
      Operating lease revenue                            $13,771           60.6          $13,636            76.7
      Gain (loss) on sale of leased engines                 (483)          (2.1)             633             3.6
      Spare parts sales                                    3,859           17.0              795             4.4
      Sale of equipment acquired for resale                5,472           24.0            2,184            12.3
      Interest and other income                              119            0.5              542             3.0
                                                 ----------------------------------------------------------------
      Total                                              $22,738          100.0          $17,790           100.0
                                                 ================================================================

         The Company's results of operation are significantly impacted by changes in the portfolio of equipment.


         Lease Portfolio. During 1995, the Company acquired a total of eight engines and sold three, for a net increase of five. Two of the acquired engines were overhauled in 1995 and became available for sale or lease in 1996 and two additional engines were purchased in late December 1995, both subject to existing leases. Thus, these four engines did not impact results in 1995. The four remaining engines were acquired in July 1995 and were leased on a short-term basis. At December 31, 1995, two of these remaining engines four engines were on lease and the other two engines were being refurbished for ultimate sale. See "Business Aircraft Engine Portfolio." Two of the engines sold during 1995 were sold as part of the Facility Modification and the third engine was sold in June 1995.

         Operating Leases. Operating lease revenue increased to $13.8 million in 1995 from $13.6 million in 1994, an increase of 1.5%. Although the Company's lease portfolio increased by a net of five engines in 1995, as discussed above a number of the engines acquired did not impact revenue during 1995 and the lease revenue from the engines acquired in July 1995 were offset by the reduction in lease revenue from the engines sold in 1995.

         Expenses directly related to operating lease activities declined to $10.6 million in 1995 from $11.6 million in 1994, a 9% decrease. The reduction in expenses was largely due to a $877,000 reduction in residual sharing in conjunction with the Facility Modification. A decrease in interest expense to $5.5 million in 1995 from $5.9 million in 1994 as a result of lower interest rates due to the Facility Modification contributed to the overall expense decrease. These decreases in expenses were partially offset by a $256,000 increase in depreciation as a result of a $300,000 write-down of one of the Company's engines in 1995 due to the Company's implementation of Statement of Financial Accounting Standard No. 121 as of December 31, 1995 and increases in the lease portfolio discussed above.

         Gain (loss) on Sale of Leased Engines. The Company recorded a loss on the sale of an engine at lease termination of $483,000 in 1995 compared to a gain of $633,000 recorded in 1994, resulting in a $1.1 million reduction in total revenue. The loss in 1995 was attributable to unanticipated overhaul expenses of $373,000 required in order to prepare an engine for resale and a $110,000 loss on the sale of the engine.

         Spare Parts Sales. Revenue from spare parts sales increased to $3.9 million in 1995 from $795,000 in 1994, a 385% increase, while costs of sales increased to $2.5 million from $659,000, a 286% increase. Gross margin increased to 34% in 1995 from 17% in 1994. Interest expense related to spare parts sales activities was $187,000 in 1995 as compared to $51,000 in 1994, an increase of 267%. These increases resulted primarily from commencement of operations by WASI in October of 1994.

         Equipment Sales. In 1995, the Company sold three engines for $4.8 million, a fuselage and miscellaneous components it acquired in connection with an aircraft purchase for $572,000 and other components for $100,000. The aggregate cost of this equipment was $2.7 million. In 1994, the Company sold an engine for $2.2 million with a related cost of equipment acquired for resale of $1.9 million.

         Interest and Other Income. Interest and other income decreased to $119,000 in 1995 from $542,000 in 1994 primarily due to the termination of remarketing fee arrangement with the lender in connection with the Facility Modification. In addition, the Company earned broker fees of $137,000 in 1994 which will not reoccur as the related agreement was terminated in 1994. The remaining decrease was due to management fees earned in 1994 for which no similar services were performed in 1995.

         General and Administrative Expense. General and administrative expense increased to $3.3 million in 1995 from $1.6 in 1994, an increase of 106% . The increase resulted primarily from an increase in compensation and related benefits as a result of a full year of operations at WASI and the addition of staff in marketing and finance as well as increased travel, promotional and insurance expenses.

         Gain on Modification of Credit Facility. In 1995, the Company modified the terms of a significant credit facility. The gain of $2.2 million on modification of credit facility reflects a gain from the removal of residual sharing provisions of $2.4 million and a $199,000 loss on the sale of two engines to the lender.

         Income Taxes. Income tax expense increased to $2.2 million in 1995 from $797,000 in 1994, an increase of 178%. The Company's effective tax rate for Federal and state taxes is approximately 40% for both 1995 and 1994; therefore, the increase in tax expense is directly related to the increase in the Company's income before taxes and minority interest to $5.5 million in 1995 from $2.0 million in 1994.

Liquidity and Capital Resources

         Historically, the Company has financed its growth through leveraged financing of its lease portfolio. Approximately $16.1 million, $15.7 million and $19.3 million in 1996, 1995 and 1994, respectively, was derived from this activity. In these same years, $13.5 million, $9.3 million and $11.5 million, respectively, was used to pay down related debt. In 1996, proceeds from the Company's Initial Public Offering generated approximately $15.9 million of cash flow as discussed below. Cash flows from operating activities generated approximately $9.6 million, $0.5 million and $8.9 million in 1996, 1995 and 1994, respectively.

         The Company's primary uses of funds are for the purchase of equipment for lease. Approximately $25.3 million, $9.3 million and $17.6 million of funds were used for this purpose in 1996, 1995 and 1994, respectively. Additional funds were used in these years to finance the growth of inventories to support parts sales.

         In September, 1996, the Company completed the Offering for 2,000,000 shares of its Common Stock at $8.00 per share. An additional 300,000 shares of stock were sold in connection with an Over-Allotment Option granted to the Underwriters. The net proceeds to the Company, net of all expenses, was $15,926,101. These proceeds were used to prepay $1.3 million of indebtedness under an existing term facility, and to purchase an interest rate cap to hedge a portion of its exposure to increases in interest rates on its variable rate
borrowings  ($460,000).  The  balance  of  the  proceeds,   together  with  debt
financing, will be used to acquire additional engines for lease, to acquire engine and airframe component inventory, and for working capital and other general corporate purposes.

         The Company has a $15.0 million secured term facility for the acquisition of engines for lease. At December 31, 1996, $9.5 million was available under this facility. This term facility bears interest on each drawdown at the rate equal to the rate on five-year Treasury notes at the date of drawdown plus 5.55% and expires on June 29, 1997. Advances against the facility are for not more than 80% of the appraised value of the engine. The loan is repaid by applying not less than 90% of the underlying lease payment to debt service, except that at the end of 60 months the loan must have amortized not less than 40% of its original balance.

         The Company also has a $15.0 million term facility for the acquisition of engines for lease. This term facility allows for an advance rate of 80% of fair market value of the equipment, not to exceed 100% of the purchase price. The facility is to be used for domestic lessees. Interest rate under this facility will be dependent upon the quality of the credit and the underlying collateral. As of December 31, 1996, no drawdowns had taken place under this facility.

         As of December 31, 1996, the Company also has a $3 million secured working capital facility for the acquisition of engines to be dismantled and sold for parts through WASI. This facility provides for 80% advances against the purchase price of parts for resale and bears interest at prime plus 1%. This facility requires interest-only payments with the principal balance due six months after drawdown and expires on October 31, 1997. The Company directly guarantees payment under this facility. This facility replaced a comparable facility with a $1.5 million credit limit.

         In February, 1997 the Company, replaced its $44 million note payable. The note was repaid at a discount which resulted in an extraordinary gain of approximately $2.9 million (pre-tax), net of related costs. The transaction was financed through a note payable for $41,500,000 at an interest rate of LIBOR plus 250 basis points. This note matures on March 1, 1998. The Company has the option to convert the note to an amortizing term loan due in the year 2004.

         The Company believes that its current and anticipated credit facilities, internally generated funds and the net proceeds of the Offering will be sufficient to fund the Company's anticipated operations until the first quarter of 1998, at which time additional equity capital is anticipated to be required to fund projected growth. The Company is also exploring a possible securitization of its lease portfolio. There can be no assurance that the necessary amount of such capital or debt will continue to be available to the Company on favorable terms or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new engines to its portfolio would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

         In addition to other information in this Report, the following risk factors should be considered carefully by potential purchasers in evaluating an investment in the Common Stock of the Company. Except for historical information contained herein, the discussion in this Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Ownership Risks

         The Company leases its portfolio of aircraft engines primarily under operating leases rather than finance leases. Under an operating lease, the Company retains title to the aircraft engines and assumes the risk of not recovering its entire investment in the aircraft engine through the re-leasing and remarketing process. Operating leases require the Company to re-lease or sell aircraft engines in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its original investment in the aircraft engine. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell an aircraft engine on a timely basis. Among the factors are general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of aircraft engines and technological developments. Further, the value of a particular used aircraft engine varies greatly depending upon its condition, the number of hours remaining until the next major maintenance of the aircraft engine is required and general conditions in the airline industry. In addition, the success of an operating lease depends in part upon having the aircraft engine returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for aircraft engines will be realized. As of December 31, 1996, the Company had 32 engines under lease to 22 customers in 12 countries. If the Company is unable to re-lease or resell aircraft engines on favorable terms, its business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

         The Company also engages in the short-term trading of commercial aircraft engines in the aftermarket. Although it is the Company's general policy not to purchase engines on speculation, the Company has and, if it deems appropriate, may in the future occasionally purchase engines without having a commitment for the engines' resale. If the Company were to purchase an engine without having a firm commitment for its resale or if a firm commitment for resale were to exist but not be consummated for whatever reason, the Company would be subject to all the risks of ownership of the engine as described above.

         The Company also engages in the purchase and resale of aftermarket airframe rotable parts, engine parts, engines and modules. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration ("FAA") and/or the equivalent regulatory agencies in other countries. See "Government Regulations" below. Parts must also be traceable to sources deemed acceptable by such agencies. See "Business - Spare Parts Sales." Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced.

Industry Risks

         The Company is in the business of providing leases of commercial aircraft engines to international and domestic airlines. Consequently, the Company is affected by downturns in the air transportation industry in general. Substantial increases in fuel costs or interest rates, increasing fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations. In addition, in recent years, a number of commercial airlines have experienced financial difficulties, in some cases resulting in bankruptcy proceedings. During the three years ended December 31, 1996, two lessees of the Company filed for bankruptcy protection or otherwise became insolvent or ceased operations. While the Company believes that its lease terms protect its engines and the Company's investment in such engines, there can be no assurance that the financial difficulties experienced by a number of airlines will not have an adverse effect on the Company's business, financial condition and results of operations.

Customer Credit Risks

         A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. A majority of the Company's existing and prospective customers are smaller domestic and foreign passenger airlines, freight and package carriers and charter airlines, which, together with major passenger airlines, may suffer from the factors which have historically affected the airline industry. As a result, certain of these customers may pose credit risks to the Company. The Company's inability to collect receivables under a large dollar engine lease or to repossess engines in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition and results of operations. A number of airlines have experienced financial difficulties, and certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), creditors are stayed automatically from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of the aircraft engines. Specifically, the airline has 60 days from the date the lessor makes its claim to agree to perform its obligations and to cure any defaults. If it does not do so, the lessor may repossess the aircraft engine. The scope of
Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft engine in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

International Risks

         In 1996, approximately 61% of the Company's lease revenue was generated by leases to foreign customers. Such leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its aircraft engine lease transactions in U.S. Dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. Dollars. To date, the Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risks associated with expropriation of the Company's leased engines. To date, the Company has experienced limited problems in reacquiring assets; however, there can be no assurance that the Company will not experience more serious problems in the future.

         Certain countries have no registration or other recording system with which to locally establish the Company's or its lender's interest in the engines and related leases, potentially making it more difficult for the Company to prove its interest in an engine in the event that it needs to recover an engine located in such a country.

         The Company's engines and the aircraft on which they are installed can be subject to certain foreign taxes and airport fees. Unexpected liens on an engine or the aircraft on which it is installed could be imposed in favor of a foreign entity, such as Eurocontrol or the airports of the United Kingdom.

Dependence Upon Availability of Financing

         The operating lease business is a capital intensive business. The Company's typical operating lease transaction requires a cash investment by the Company of approximately 15% to 20% of the aircraft engine purchase price, commonly known as an "equity investment." The Company's equity investments have historically been financed from internally generated cash, and in the future will include a substantial portion of the net proceeds of the Offering. The balance of the purchase price is typically financed with the proceeds of secured borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new leases to its portfolio would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Interest Rate Risks

         The Company's engine leases are generally structured at fixed rental rates for specified terms. As of December 31, 1996, borrowings subject to interest rate risk totaled $40.8 million or 56.4% of the Company's total borrowings. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its lines of credit or loans. The Company has purchased an interest rate cap to limit its interest rate exposure; however, there can be no assurance that the Company's business, operating results and financial condition will not be adversely affected during any period of increases in interest rates.

Competition

         In the medium-term engine lease market segment, which is the Company's target market, the Company principally competes with Shannon Engine Services, headquartered in Shannon, Ireland, which is owned in part by SNECMA and CFM International ("CFMI"), and Rolls Royce Finance Ltd. ("Rolls Royce"). Rolls Royce limits its leasing activities to products of its parent company and related parties. The Bank of Tokyo, through its recent acquisition of Engine Lease Finance in Shannon, Ireland, also competes with the Company. Each of these competitors is substantially larger and has greater financial resources than the Company which may permit, among other things, greater access to capital markets at more favorable terms. In addition, major aircraft lessors, including International Lease Finance Corporation and General Electric Capital Aviation Services, compete with the Company to the extent that they include spare engine leases with their aircraft leases.

         With respect to engine marketing and spare parts and component sales, the Company competes with airlines, aircraft manufacturers, aircraft, engine and parts brokers, and parts distributors. The Company's major competitors include the Allen Aircraft division of AAR Corp., The AGES Group and Aviation Sales Company. Certain of these competitors may have, or may have access to, financial resources substantially greater than the Company. Significant competition encountered by the Company in the future may limit the Company's ability to expand its business, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, OEMs, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the aircraft engine leasing or aircraft engine/spare parts sales industry, thereby significantly increasing industry competition. A variety of potential actions by any of the Company's competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth

         The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. Any inability to effectively manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Risks

         The Company is exposed to product liability claims in the event that the use of its aircraft engines is alleged to have resulted in bodily injury or property damage. In addition to requiring indemnification under the terms of the lease, the Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive liability insurance and casualty insurance. The Company is named as an additional insured on liability insurance policies carried by lessees, with the Company's lenders normally identified as the payee for loss and damage to the equipment. The Company monitors compliance with the insurance provisions of the leases. To date, the Company has not experienced any significant uninsured or insured aviation-related claims, and has not experienced any product liability claims related to its aircraft engines. However, an uninsured or partially insured claim, or claim for which third-party indemnification is not available, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Risk of Changes in Tax Laws or Accounting Principles

         The Company's leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company's lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive could adversely affect the Company's business, financial condition and results of operations.

Dependence on Key Management

         The Company's business operations are dependent in part upon the expertise of certain key employees. Loss of the services of such employees, particularly Charles F. Willis, IV, Chief Executive Officer or William L. McElfresh, Executive Vice President, would have a material adverse effect on the Company's business. The Company has entered into an employment agreement with Mr. McElfresh and the Company maintains key man life insurance of $2.5 million on each of Messrs. Willis and McElfresh.

Government Regulation

         The Company's customers are generally subject to a high degree of regulation in the various jurisdictions in which they operate. Such regulations also indirectly affect the Company's business operations. Under the provisions of the Federal Aviation Act of 1958, as amended, the FAA exercises regulatory authority over the air transportation industry. The FAA regulates the manufacture, repair and operation of all aircraft engines operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure worldwide marketability. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question. In addition, by the year 2000, federal regulations will stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States.

Control by Principal Shareholder

         The Company's principal shareholder, Mr. Willis, beneficially owns approximately 57.3% of the outstanding shares of Common Stock of the Company and therefore effectively controls the Company. Accordingly, Mr. Willis has the power to contest the outcome of substantially all matters, including the election of the Board of Directors of the Company, submitted to the shareholders for approval. In addition, future sales by the Company's principal shareholder of substantial amounts of Common Stock, or the potential for such sales, could adversely effect the prevailing market price of the Common Stock.

Possible Volatility of Stock Price and Shares Eligible for Future Sale

         The market price of the Common Stock could be subject to significant fluctuations in response to operating results of the Company, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance, and changes in earnings estimates or recommendations by securities analysts.

         As of March 21, 1997, the Company had 5,426,793 shares of Common Stock outstanding. Of those shares, 2,300,000 shares of Common Stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 3,126,793 shares were issued by the Company in private transactions prior to the Offering in 1996 and are "restricted securities" as that term is defined in Rule 144 and are tradeable subject to compliance with Rule 144.

         The Company is unable to predict the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price for the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect market prices for the Common Stock and could impair the Company's future ability to obtain capital through an offering of equity securities.

Anti-Takeover Provisions

         Certain provisions of law, and the Company's Articles of Incorporation and Bylaws, could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include authorization of the issuance of up to 5,000,000 shares of Preferred Stock, with such characteristics that may render it more difficult or tend to discourage a merger, tender offer or proxy contest. The Company's Articles of Incorporation also provide that, for as long as the Company has a class of stock registered pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), shareholder action can be taken only at an annual or special meeting of shareholders and may not be taken by written consent. The Company's Bylaws also limit the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice. In addition, upon qualification of the Company as a "listed corporation" as defined in
Section 301.5(d) of the California Corporation Code, cumulative voting will be eliminated. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids, and to encourage persons seeking to acquire control of the Company to negotiate first with the Company.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
         The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2): Financial Statements and Financial Schedules: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 28.

         (a) (3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 25.

         (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the last quarter of 1996.

               WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES

       Exhibit Number                                         Description
       --------------                                         -----------

         3.1      Articles  of  Incorporation.   Incorporated  by  reference  to
                  Exhibit 3.1 to Registration Statement No. 333-5126-LA filed on June 21, 1996

         3.2 Amended and Restated Articles of Incorporation, filed September 11, 1996, together with Certificate of Amendment of Amended and Restated Articles of Incorporation filed on September 24, 1996.

         3.3      Bylaws.   Incorporated   by   reference   to  Exhibit  3.3  to
                  Registration Statement No. 333-5126-LA filed on June 21, 1996.

         4.1      Specimen  of  Common  Stock   Certificate.   Incorporated   by
                  reference  to  Exhibit  4.1  to  Registration   Statement  No.
                  333-5126-LA filed on June 21, 1996.

         10.1 1996 Stock Option/Stock Issuance Plan and form of agreement thereunder. Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.2     Employee  Stock Purchase  Plan.  Incorporated  by reference to
                  Exhibit 10.2 to Registration Statement No. 333-5126- LA filed on June 21, 1996.

         10.3 Form of Indemnification Agreement entered into between the Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.4 Lease dated May 23, 1995 for facilities located in South San Francisco, California, together with amendment thereto dated March 18, 1996. Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.5 Lease dated February 4, 1997, between Atlas Metal Spinning Company and Willis Aeronautical Services, Inc., for an office and a warehouse facility located in South San Francisco.

         10.6     Lease  dated  March  16,  1992  for   facilities   located  in
                  Sausalito, California, together with amendments thereto.

         10.7 Employment Agreement between the Company and William McElfresh. Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.8 Employment Agreement between the Company and Steven Oldenburg. Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.9 Legal Services Agreement between the Company and John Votruba. Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.10 Assignment and Assumption of Leases and Purchase and Sale of Engines Agreement, dated September 11, 1992 between Terandon Leasing Corporation and International Lease Finance Corporation. Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.11 Engine Loan Agreement dated April 22, 1994, between T-5, Inc. and Ryoshin Leasing (USA) Inc. Incorporated by reference to
                  Exhibit 10.11 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.12 Loan Agreement dated March 1, 1994 between T-7 Inc. and Heller Financial Inc. Incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.13 Loan Agreement dated April 1, 1994 between T-7 Inc. and Heller Financial Inc. Incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.14 Secured Loan Agreement dated December 29, 1995 between T-10, Inc. and Finova Capital Corporation. Incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.15 Credit Agreement dated June 30, 1995 between the Company and Svenska Finans International BV. Incorporated by reference to
                  Exhibit 10.15 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.16 Loan Agreement dated January 28, 1997, together with related documents.

         10.17    Loan  Agreement   dated  November  6,  1996,   between  Willis
                  Aeronautical Services, Inc. and The Pacific Bank, N.A., together with related documents.

         11.1     Statement regarding computation of per share earnings.

         21.1     Subsidiaries  of the  Company.  Incorporated  by  reference to
                  Exhibit 21.1 to Registration Statement No. 333-5126- LA filed on June 21, 1996.

         23.1     Consent of KPMG Peat Marwick, LLP

         27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1996
                                    Willis Lease Finance Corporation


                                    By:     /s/   CHARLES F. WILLIS, IV
                                       ---------------------------------
                                             Charles F. Willis, IV
                                    Chairman of the Board, President, and
                                             Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the followings persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date                       Title                                               Signature
         ----                       -----                                               ---------

Date:   March 31, 1997              Chief Executive Officer                      /s/    CHARLES F. WILLIS, IV
                                    (Principal Executive Officer)                       ---------------------
                                                                                        Charles F. Willis, IV

Date:   March 31, 1997              Executive Vice President and                /s/     WILLIAM L. McELFRESH
                                    Director                                            --------------------
                                                                                        William L. McElfresh

Date:   March 31, 1997              Chief Financial Officer and                 /s/     ELLIOT M. FISCHER
                                    Chief Accounting Officer                            -----------------
                                    (Principal Financial and                            Elliot M. Fischer
                                    Principal Accounting Officer)


Date:   March 31, 1997              Director                                    /s/     ROSS K. ANDERSON
                                                                                        ----------------
                                                                                        Ross K. Anderson

Date:   March 31, 1997              Director                                    /s/     WILLIAM M. LEROY
                                                                                        ----------------
                                                                                        William M. LeRoy

Date:   March 31, 1997              Director                                    /s/     WILLARD H. SMITH, JR
                                                                                        --------------------
                                                                                        Willard H. Smith, Jr.


                WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
                                  FORM 10-KSB
                            Item 8, 14(a), and 14(c)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants                                                                         Page 29

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.                                Page 30

Consolidated Statements of  Income for the years ended December 31, 1996,
    December 31, 1995 and December 31, 1994.                                                              Page 31

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996,
   December 31, 1995 and December 31, 1994.                                                               Page 32

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
   December 31, 1995 and December 31, 1994.                                                               Page 33

Notes to Consolidated Financial Statements                                                                Page 34



         All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.
                                                                              28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Willis Lease Finance Corporation and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (formerly Charles F. Willis Company) (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries (formerly Charles F. Willis Company) as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of computing depreciation in 1995.


                                                  KPMG PEAT MARWICK LLP

San Francisco, California
March  6, 1997


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 December 31,
                                                                        ------------------------------
                                                                             1996            1995
                                                                        -------------    -------------
ASSETS
Cash and cash equivalents                                               $   6,573,241    $     815,649
Deposits                                                                   13,600,204       11,320,617
Aircraft engines held for operating lease, less accumulated                93,131,972       74,704,379
    depreciation of  $16,372,418 in 1996 and $13,681,211 in 1995
Aircraft engines on capital lease                                           2,960,457             --
Property, equipment and furnishings, less accumulated                         458,780          207,784
   depreciation of $160,407 in 1996 and  $86,695 in 1995
Spare parts inventory                                                       4,057,648        2,916,003
Maintenance billings receivable                                             1,107,283          408,454
Operating lease rentals receivable                                            405,601           73,658
Receivables from spare parts sales                                            854,566          772,474
Other receivables                                                             829,522           10,481
Other assets                                                                  953,419          207,894
                                                                        -------------    -------------
                                                                        $ 124,932,693    $  91,437,393
Total assets                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:                                                            $   2,753,641    $   1,052,455
Accounts payable and accrued expenses
Salaries and commissions payable                                              538,658          163,961
Deferred income taxes                                                       5,949,676        4,092,325
Deferred gain                                                                 209,774             --
Notes payable and accrued interest                                         73,185,657       69,910,797
Capital lease obligation                                                    2,960,457             --
Residual share payable                                                      1,199,279          476,526
Maintenance deposits                                                       11,680,525        8,717,170
Security deposits                                                           1,978,505        1,270,021
Unearned lease revenue                                                      1,274,269          857,087
                                                                        -------------    -------------
                                                                        $ 101,730,441    $  86,540,342
Total liabilities

Minority interest in net assets of subsidiary                                    --             84,774


Shareholders' equity:
Common stock, no par value.  Authorized 20,000,000 and 10,000 shares;
   5,426,793 and 1,500 issued and outstanding at December 31, 1996
   and 1995, respectively                                                  16,055,689              500
Retained earnings                                                           7,146,563        5,293,566
Advances to shareholders                                                         --           (481,789)
                                                                        -------------    -------------
Total shareholders' equity                                                 23,202,252        4,812,277
                                                                        -------------    -------------
                                                                        $ 124,932,693    $  91,437,393
Total liabilities and shareholders' equity                              =============    =============

See accompanying notes to the consolidated financial statements


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                                               Years ended December 31,
                                                       -------------------------------------------
                                                         1996             1995             1994
                                                      ------------    ------------    ------------
REVENUE
Operating lease revenue                               $ 13,740,438    $ 13,770,730    $ 13,635,934
Gain (loss) on sale of leased engines                        2,208        (482,894)        632,578
Spare part sales                                         5,842,607       3,858,610         795,262
Sale of equipment acquired for resale                   12,105,315       5,472,362       2,184,000
Interest and other income                                  617,144         119,188         541,900
                                                      ------------    ------------    ------------
Total revenue                                           32,307,712      22,737,996      17,789,674

EXPENSES
Interest expense                                         4,323,276       5,721,811       5,947,843
Depreciation expense                                     3,181,216       4,703,487       4,447,082
Residual share                                             722,753         407,684       1,284,523
Cost of spare part sales                                 3,307,928       2,545,872         658,864
Cost of sold equipment acquired for resale              10,788,730       2,742,262       1,863,000
General and administrative                               5,123,813       3,334,768       1,615,585
                                                      ------------    ------------    ------------
Total expenses                                          27,447,716      19,455,884      15,816,897

Gain on modification of credit facility                       --         2,202,928            --
                                                      ------------    ------------    ------------
Income before income taxes and minority interest         4,859,996       5,485,040       1,972,777
Income taxes                                            (1,976,471)     (2,212,280)       (797,159)
                                                      ------------    ------------    ------------
Income before minority interest                          2,883,525       3,272,760       1,175,618
Less: minority interest in net income of subsidiary        (79,053)        (56,343)         (3,431)
                                                      ------------    ------------    ------------
Net income                                            $  2,804,472    $  3,216,417    $  1,172,187
                                                      ============    ============    ============
Net income per share (pro forma for 1995 and 1994)            0.74            1.03            0.38
                                                      ============    ============    ============
Weighted average number of shares outstanding            3,796,182       3,110,657       3,110,657
                                                      ============    ============    ============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1996, 1995 and 1994

                                        Issued and
                                        outstanding                                             Advances          Total
                                        shares of          Common            Retained              to          shareholders'
                                       common stock         stock            earnings         shareholders   equity (deficit)
                                       ------------         -----            --------         ------------   ----------------

Balances at December 31, 1994             1,500       $       500           $2,332,149        ($373,845)        $1,958,804
Advances to shareholders,
  net of repayments                          --                --                   --         (107,944)          (107,944)
Dividends                                    --                --             (255,000)              --           (255,000)
Net income                                   --                --            3,216,417               --          3,216,417
                                      ---------       -----------           ----------          -------        -----------
Balances at December 31, 1995             1,500               500            5,293,566         (481,789)         4,812,277

Common stock issue and proceeds
  from IPO, net                       5,425,293        16,055,189                   --               --         16,055,189
Advances to shareholders,
  net of repayments                          --                --                   --          481,789            481,789
Dividends                                    --                --             (951,475)              --           (951,475)
Net income                                   --                --            2,804,472               --          2,804,472
                                      ---------       -----------           ----------          -------        -----------
Balances at December 31, 1996         5,426,793       $16,055,689           $7,146,563          $    --        $23,202,252
                                      =========       ===========           ==========          =======        ===========

See accompanying notes to the consolidated financial statements.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           Years ended December 31,
                                                                   -------------------------------------------
                                                                      1996             1995            1994
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                         $  2,804,472    $  3,216,417    $  1,172,187
Adjustments to reconcile income to net cash
    provided by (used in) operating activities:
Depreciation of aircraft engines held for operating lease             3,103,601       4,663,949       4,431,039
Depreciation of property, equipment and furnishings                      77,615          39,538          16,043
Gain on modification on credit facility                                    --        (2,202,928)           --
Loss (gain) on sale of property, equipment, furnishings                   5,701          (5,536)         (1,530)
Loss (gain) on sale of aircraft engines                                  (2,208)        482,894        (632,578)
Increase in residual share payable                                      722,753         407,684       1,284,523
Minority interest in net income of subsidiary                            79,053          56,343           3,431
Changes in assets and liabilities:
(Increase) in deposits                                               (2,279,587)    (11,061,221)        (56,564)
(Increase) in spare parts inventory                                  (1,176,384)       (940,494)       (100,871)
(Increase) in receivables                                            (1,931,905)       (359,173)       (538,921)
(Increase) decrease in other assets                                    (745,525)         54,785         (67,248)
Increase  in accounts payable and accrued expenses                    1,701,186         606,656         239,797
Increase in salaries and commission payable                             374,697          77,201          46,760
Increase in deferred income taxes                                     1,857,351       2,179,381         791,559
Increase in deferred gain on sale of aircraft engine                    209,774            --              --
Increase (decrease) in accrued interest                                 666,571        (341,379)        259,918
Increase in maintenance deposits                                      2,963,355       3,294,179       1,637,050
Increase in security deposits                                           708,484         124,444         407,697
Increase in unearned lease revenue                                      417,182         243,726          44,702
                                                                   ------------    ------------    ------------
Net cash  provided by  operating activities                           9,556,186         536,466       8,936,994

Cash flows from investing activities:

Proceeds from sale of aircraft engines (net of selling expenses)      3,748,035       2,600,000       2,000,644
Proceeds from sale of property, equipment and furnishings                28,198          38,500           3,000
Purchase of aircraft engines held for operating lease               (25,277,021)     (9,258,379)    (17,634,027)
Purchase of property, equipment and furnishings                        (362,510)       (194,403)        (62,603)
                                                                   ------------    ------------    ------------
Net cash (used in)  investing activities                            (21,863,298)     (6,814,282)    (15,692,986)

Cash flows from financing activities:

Repayments from ( advances to ) shareholder, net                        481,789        (107,944)        (18,827)
Proceeds from issuance of notes payable                              16,086,621      15,730,277      19,300,445
Proceeds from issuance of common stock                               15,926,101            --              --
Principal payments on notes payable                                 (13,478,332)     (9,337,852)    (11,473,474)
Cash dividends paid on common stock                                    (951,475)       (255,000)       (345,280)
Minority interest in net assets of subsidiary                              --              --            25,000
                                                                   ------------    ------------    ------------
Net cash  provided by financing activities                           18,064,704       6,029,481       7,487,864

Increase (decrease) in cash and cash equivalents                      5,757,592        (248,335)        731,872
Cash and cash equivalents at beginning of period                        815,649       1,063,984         332,112
                                                                   ------------    ------------    ------------
Cash and cash equivalents at  end of period                        $  6,573,241    $    815,649    $  1,063,984
                                                                   ============    ============    ============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)      Organization and Summary of Significant Accounting Policies

         (a) Organization

         Willis Lease Finance Corporation (formerly Charles F. Willis Company) (Willis) is a California corporation which began leasing operations in 1988. Willis is a provider of operating leases of spare commercial aircraft engines worldwide. Willis is primarily engaged in acquiring aftermarket commercial aircraft, spare engines and providing operating leases of such engines to foreign and domestic airlines, manufacturers and overhaul/repair facilities.

         Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8) and T-10 Inc. (T-10) are
wholly-owned subsidiaries of Willis. They are all California corporations and were established to purchase and lease commercial aircraft engines. Terandon, T-2 and T-5 were incorporated in 1986, 1991 and 1993, respectively, T-7 and T-8 were both incorporated in 1994, and T-10 was incorporated in 1995. T-4 was acquired by Willis in 1996 and was incorporated in 1993.

         Willis Aeronautical Services, Inc. (WASI) is a wholly-owned subsidiary of Willis. WASI is a California corporation established in 1994 for the purpose of commercial aircraft, airframe and powerplant component marketing and sales.

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, and WASI (together, the Company). Minority interest includes a twenty percent minority interest in WASI which was acquired by the Company on September 18, 1996 through the issuance of $129,088 in Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) Advances to Shareholder

         The advances to the sole shareholder are noninterest bearing (except for a $10,000 interest bearing note). All such notes were repaid in 1996. Advances are accounted for through a reduction of shareholders' equity.

         (d) Revenue Recognition

         Revenue from leasing of aircraft engines is recognized as operating lease revenue over the terms of the applicable lease agreements. The Company includes in operating lease revenue non-refundable maintenance payments received from lessees to the extent that, in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced. In this circumstance, the engines are normally dismantled and sold as parts.

         (e) Aircraft Engines Held for Operating Lease and Capital Lease

         Aircraft engines held for operating lease are stated at cost, less accumulated depreciation. Certain professional fees incurred in connection with the acquisition of aircraft engines are capitalized as part of the cost of the engines.

         Effective January 1, 1995, the Company changed its depreciation policy with respect to engines on long-term lease and has restated its previously issued financial statements. Previously, the Company depreciated such assets on a straight line basis over their estimated useful life of 25 years to a salvage value of 15%. The Company has changed its methodology to depreciate the engine on a straight line basis over a 15 year period from the acquisition date to a 55% residual value. The Company believes that this methodology more accurately reflects the Company's typical holding period for the assets and, further, that the residual value assumption reasonably approximates the selling price of the assets in 15 years from date of acquisition. The effect of this change in accounting principle was a reduction of depreciation expense of $357,999 and $405,657 for the years ended December 31, 1995 and 1994, respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

         This change in accounting principle also resulted in an increase in net loss on sale of leased aircraft engines of $48,237 in 1995 and a reduction in net gain on sale of leased aircraft engines of $176,788 in 1994.

         Engines that in the Company's opinion would not be economically advantageous to overhaul the next time the life-limited parts need to be replaced, are depreciated over the remaining life using component depreciation based on usage as reported monthly by the lessees.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed of,"
(SFAS 121). SFAS 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 in 1995 and reviewed the carrying value of its equipment considering residual values and release rates. This review resulted in a loss on revaluation related to one engine of $300,000 in 1995, which has been included in depreciation expense. There were no write-downs required during 1996.

         (f) Spare Parts Inventory

         The Company, through one or more of its subsidiaries, buys used aircraft spare parts for resale. This inventory is valued at the lower of cost or market value. Costs of such sales are specifically identified.

         (g) Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees in order to secure debt, such fees are amortized over the life of the related loan on a straight-line basis.

         (h) Maintenance Costs

         Maintenance costs under the Company's long-term leases are generally the responsibility of the lessees. Maintenance deposits in the accompanying balance sheet include refundable maintenance payments and certain non-refundable maintenance payments received from the lessees. If in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced, the maintenance fees are included in operating lease revenue. Major overhauls paid for by the Company are capitalized and depreciated over the estimated remaining useful life of the engine.

         (i) Interest Rate Hedge

         In 1996, the Company purchased an interest rate cap in order to hedge its exposure to increases in interest rates on a portion of its variable rate borrowings. The instrument minimizes the Company's exposure to interest rate fluctuations for a period of four years. The cost of this instrument is amortized on a straight-line basis over the four year period.

         (j) Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

         (k) Property, Equipment and Furnishings

         Property,   equipment  and   furnishings   are  recorded  at  cost  and
depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


         (l) Residual Sharing with Lenders

         Certain of the Company's credit agreements require the Company to share "residual proceeds" as defined in the agreements with the lenders upon sale of engines held for operating lease. The Company provides for its residual sharing obligation with respect to each engine by a charge or credit to income or expense, each period, sufficient to adjust the residual share payable at the balance sheet date to the amount that would be payable at that date if all engines under said agreements were sold on the balance sheet date at their net book values.

         Residual share payable totaled $1,199,279 and $476,526 as of December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, a total of six and nine engines, respectively, with a net book value of $16,457,439 and $17,866,935, respectively, were subject to residual value arrangements (notes 4, 5 and 14).

         (m) Equipment Acquired for Resale

         The Company periodically engages in transactions involving the purchase and immediate resale of aircraft engines. Generally, the Company makes a contractual commitment to purchase specific assets for its own account for resale only after or concurrently with obtaining a firm order from a customer. All aircraft engines purchased by the Company for such transactions during 1996 and 1995 were sold in the year acquired.

         (n) Reclassifications

         Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.

         (o) Management Estimates

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

         (p) Per share information

         Per share information is computed using the weighted average number of common and diluted common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issued upon the assumed exercise of diluted stock options, using the treasury stock method.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(2)    Aircraft Engines Held For Operating Lease

       At December 31, 1996, the Company owned 31 aircraft engines and related equipment with an aggregate original cost of $109,504,390. At December 31, 1995, the Company owned 31 aircraft engines with an aggregate original cost of $88,385,590.

       As of December 31, 1996, minimum future rentals under the noncancelable operating leases of these aircraft engines are as follows:

              1997 ...................................       $13,845,290
              1998 ...................................        10,828,463
              1999 ...................................         7,423,338
              2000 ...................................         5,736,712
              2001 ...................................         2,926,444
              Thereafter .............................         2,021,000
                                                        -----------------
                                                             $42,781,247
                                                        =================

       Approximately 90% of these future rentals will be applied to service principal and interest payments on outstanding notes payable (notes 5 and 14).

       Contingent rentals included in operating lease revenue totaled $266,000, $362,000 and $145,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       Certain of the Company's aircraft engines are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

       The Company  leases its  aircraft  engines to lessees  domiciled in seven geographic  regions:  United  States,  Canada,  Mexico,  Australia/New  Zealand,
Europe,   South  America  and  Asia.  The  tables  below  set  forth  geographic information  about the  Company's  aircraft  engines  grouped by domicile of the lessee:
Region                                                        Years ended December 31,
                                               --------------------------------------------------------
                                                     1996               1995               1994
                                                     ----               ----               ----
Operating lease revenue:
    United States                                     $5,295,084         $4,560,472         $4,851,286
    Canada                                             1,291,000          1,080,000            964,666
    Mexico                                             1,865,118          1,900,699          1,178,474
    Australia/New Zealand                              1,029,600          1,339,433          1,689,600
    Europe                                             2,840,428          3,858,792          2,762,629
    South America                                        530,000            308,316            716,575
    Asia                                                 889,208            723,018          1,472,704
                                               --------------------------------------------------------
Total operating lease revenue                        $13,740,438        $13,770,730        $13,635,934
                                               ========================================================


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(2)   Aircraft Engines Held for Operating Lease (Continued)

                                                                            Years ended December 31,
                                                       --------------------------------------------------------------
Region                                                                 1996                 1995                1994
------                                                                 ----                 ----                ----

    Operating lease revenue less
    depreciation, interest, spare parts
    interest and residual share:
       United States                                             $2,405,061             $463,336            $275,681
       Canada                                                       548,769              301,039             185,746
       Mexico                                                       306,007              348,900             307,843
       Australia/New Zealand                                        471,293              271,355             410,112
       Europe                                                     1,409,631            1,521,563             675,408
       South America                                                185,297               77,569              82,059
       Asia                                                         339,545              185,196             125,121
       Off-lease and other                                          (60,711)            (231,210)           (105,484)
                                                       --------------------------------------------------------------
    Total operating lease revenue
     less depreciation, interest, spare
     parts interest and residual share                           $5,604,892           $2,937,748          $1,956,486
                                                       ==============================================================


                                                                         Years ended December 31,
                                                       --------------------------------------------------------------
Region                                                                 1996                 1995                1994
------                                                                 ----                 ----                ----
    Net book value of engines:
       United States                                            $31,352,388          $24,138,266         $23,601,123
       Canada                                                     7,115,984            7,356,011           7,596,038
       Mexico                                                    13,441,445            9,255,029           9,506,072
       Australia/New Zealand                                      5,509,070            5,706,410           9,332,036
       Europe                                                    30,051,738           19,056,190          16,921,539
       South America                                              2,033,831            1,951,012           4,829,647
       Asia                                                       4,109,446            4,243,830           7,202,126
       Off-lease                                                  2,498,527            2,997,631                --
                                                       --------------------------------------------------------------
    Total net book value of engines
       owned and on Capitol Lease                               $76,092,429          $74,704,379         $78,988,581
                                                       ==============================================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


(3)    Property, Equipment and Furnishings

       Property, equipment and furnishings consist of the following:

                                         As of December 31,
                                  ------------------------------
                                      1996              1995
                                      ----              ----
Automobiles                         $140,297           $36,049
Computer equipment                   186,272            93,726
Furniture and equipment              292,618           164,704
                                  ------------------------------
                                     619,187           294,479
Accumulated depreciation            (160,407)          (86,695)
                                  ------------------------------
Net book value                      $458,780          $207,784
                                  ==============================

(4)    Gain on Modification of Credit Facility

       In June 1995, the Company's primary credit facility was modified into a 10 year full payout loan. As part of this transaction, the residual sharing agreement was terminated. Furthermore, the lender agreed to acquire two engines from the portfolio, with a net book value of $5,724,045, as payment in full for the respective outstanding loan balance on each of the engines. The modification resulted in a net gain of $2,202,928.


(5)    Notes Payable and Accrued Interest

       Notes payable consisted of the following:
                                                                                                 As of December 31,
                                                                                          ---------------------------------
                                                                                                 1996             1995
                                                                                                 ----             ----
Notes payable with an interest rate of LIBOR plus 1%.  Secured by aircraft engines and rental payments on leased aircraft engines.  The loan requires quarterly payments in arrears, through June 30, 2005.  This
note is the result of the credit modification  (notes 4 and 14).                              $44,221,306      $48,400,889

Notes payable with fixed interest rates ranging between 8% and 10%.  Secured by aircraft engines and rental payments on leased aircraft engines.  These
notes mature in 1998 or are due upon the sale of the collateral property.                       5,982,236        6,513,190

Notes payable with an interest rate of LIBOR plus 5%.   Secured by aircraft
engines and rental payments on leased aircraft engines.  The notes mature in
the year 2001 or are due upon the sale of the collateral property.                              5,189,286        6,617,509

Notes payable for a spare parts purchase.  Interest accrued at 8% on the unpaid balance.  This note was secured by the spare parts.  The note matured in August
1996.                                                                                                --          1,332,641


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)
                                                                                                       As of December 31,
                                                                                              -------------------------------------
                                                                                                    1996               1995
                                                                                                    ----               ----
Notes payable at an interest rate of 11.03%.  Secured by aircraft engines.
The notes mature on December 29, 2000.                                                           3,128,943          3,360,000

Note payable at an interest rate of 11.68%.  Secured by an aircraft engine.
The note matures on December 31, 2001.  This note and the preceding 11.03% notes
are part of a $15 million secured term facility for the acquisition of engines.                  2,368,242               --

Note payable at a fixed interest rate of  9.0%.  Secured by aircraft engines
and subordinated to the $3,128,943 note discussed above.                                              --              420,000

Notes payable with variable interest rate of LIBOR plus 1.5% secured
by four engines.   Fixed principal payments plus interest are made
monthly, and the notes have maturity dates ranging from August 1996
through July 1997.                                                                                 325,000          1,358,333

Note payable, secured by two engines.   The note was noninterest bearing
beginning August, 1996 at the Paris Interbanking Operations Rate
plus 2% and was paid on December 30, 1996.                                                            --            1,395,874

Capital line of credit extended  to WASI not to exceed $1,000,000.
Interest accrued at prime plus 1%, with repayment terms of interest only for 6 months.  The loan was secured by all of the assets of WASI.  This
facility expired on October 31, 1996.                                                                 --              282,139

Capital line of credit extended to WASI for $3,000,000.  Interest accrues at prime plus 1%, with repayment terms of interest only for 6 months.  The loan is secured
by all of the assets of WASI.  This facility expires on October 31, 1997.                          661,000                --

Notes payable to two employees of the Company ($25,000 of the notes
at 8% interest).   The remaining balance was noninterest bearing
and both notes were paid on September 18, 1996.                                                       --               50,000

Short-term bridge note with an interest rate of  7%.  Secured by aircraft engines
and spare parts purchased 12/31/96.  The note matures on January 31, 1997 (note 14).             8,632,313                --

Note payable at a fixed interest rate of  7%.   Secured by aircraft engines and
spare parts.  This note is subordinated to the bridge note discussed  above and also to the permanent notes replacing the bridge note.  The note matures on
June 30, 2004.                                                                                   1,830,538                --
                                                                                              =====================================
                                                                                               $72,338,864        $69,730,575
                                                                                              =====================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

         The Company also has a $15.0 million term facility for the acquisition of engines for lease. This term facility allows for an advance rate of 80% of fair market value of the equipment, not to exceed 100% of the purchase price. The facility is to be used for domestic lessees. Interest rate under this facility will be dependent upon the quality of the credit and the underlying collateral. As of December 31, 1996, no drawdowns had taken place under this facility.

       The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's debt is estimated by the Company to be $72,202,487 at December 31, 1996.

       The fair value of the interest rate cap as estimated by the financial institution providing the instrument is $266,257 at December 31, 1996.

       In accordance with three of the loan agreements, the Company must maintain certain net worth levels and, additionally, with respect to one of these loans, must maintain a certain current ratio and certain earnings levels. In addition, the Company must prepay loan amounts in the event a collateral engine is sold or otherwise disposed of. Repayment schedules as of December 31, 1996 for the notes payable for each of the next five years are presented below. A substantial amount of operating lease revenue is applied to the repayment of principal and interest. Principal outstanding at December 31, 1996 is repayable as follows:


              Year
              ----
              1997 ...................................      $14,516,505
              1998 ...................................       10,194,820
              1999 ...................................        4,492,805
              2000 ...................................        7,920,608
              2001 ...................................       12,667,933
              Thereafter .............................       22,546,193
                                                       -----------------
              Total ..................................      $72,338,864
                                                       =================

       As of December 31, 1996 and 1995, accrued interest in the amounts of $846,793 and $180,222, respectively, is included in notes payable and accrued interest. At December 31, 1996 and 1995, the Company held deposits in the amount of $13,600,204 and $11,320,617, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements. The deposits received in prior years are reflected as a reduction of the note payable balance in accordance with the terms of the previous loan agreement (note 4). Certain lease agreements require prepayments to the Company for periodic engine maintenance. In addition, this account includes security deposits held. Substantially all of the deposits bear interest for the Company's benefits.

       In February 1997, the Company obtained a new credit facility for $41.5 million and repaid the $44.2 million existing note payable (note 14).

       In February 1997, the Bridge Loan noted in above was replaced with permanent financing in the amount of $11,010,875. This financing has an interest rate of 10.52% and has a maturity date of January 30, 2002 (note 14).

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


(6)   Income Taxes

                          Federal                State                 Total
                          -------                -----                 -----

December 31, 1996
     Current               $93,864              $25,256              $119,120
     Deferred            1,580,360              276,991             1,857,351
                      --------------------------------------------------------
                        $1,674,224             $302,247            $1,976,471
                      ========================================================

December 31, 1995
     Current               $25,833               $7,066               $32,899
     Deferred            1,670,220              509,161             2,179,381
                      --------------------------------------------------------
                        $1,696,053             $516,227            $2,212,280
                      ========================================================

December 31, 1994
     Current                    $0               $5,600                $5,600
     Deferred              612,877              178,682               791,559
                      --------------------------------------------------------
                          $612,877             $184,282              $797,159
                      ========================================================


       The following is a reconciliation of the statutory federal income tax expense to the effective income tax expense:


                                               Years ended December 31,
                                       ------------------------------------
                                             1996         1995         1994
                                             ----         ----         ----
Statutory federal income tax expense   $1,652,397   $1,864,914   $  670,744
State taxes, net of federal benefit       298,307      340,710      121,626
Other                                      25,767        6,656        4,789
                                       ------------------------------------
Effective income tax expense           $1,976,471   $2,212,280   $  797,159
                                       ====================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


(6)    Income Taxes (Continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                               As of December 31,
                                          ----------------------------
                                             1996              1995
                                             ----              ----
Deferred tax assets:
    Prepaid rent                          $    511,466    $    344,018
    Residual sharing expenses                  481,367         191,268
    Uniform capitalization expenses             48,166          26,394
    Other                                        7,462           2,403
    Passive activity loss carryforwards      6,185,615       4,325,565
                                           -----------      ----------
      Total gross deferred tax assets        7,234,076       4,889,648
      Less valuation allowances                   --              --
                                           -----------      ----------
      Net deferred tax assets                7,234,076       4,889,648
Deferred tax liabilities:
    Depreciation on aircraft engines       (13,183,752)     (8,981,973)
                                           -----------      ----------
      Net deferred tax liability            (5,949,676)     (4,092,325)
                                           ===========      ==========

      As  of  December  31,  1996  the  Company  has  passive   activity   loss
carryforwards totaling $17,706,748 for federal and $2,693,391 for state income tax purposes which have no expiration date and will be available to offset future passive revenue.

(7)    Supplementary Disclosures of Cash Flow Information

       During the years ended December 31, 1996 and 1995, the Company paid interest totaling $3,656,707 and $6,063,190, respectively. Income taxes paid were $31,552 and $13,218 for the years ended December 31, 1996 and 1995.

       During the years ended December 31,1996, 1995 and 1994, the Company made loans of $265,478, $165,635 and $19,600 to a Company shareholder. Repayments on such loans for the years ended December 31, 1996, 1995 and 1994 were $747,267, $57,691 and $773, respectively. The outstanding balance as of December 31, 1996 and 1995 were $0 and $481,789, respectively.

(8)      Dividends

       During the years ended December 31, 1996 and 1995, the Company paid dividends totaling $951,475 and $255,000 to a Company shareholder, respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(9)    Concentration of Credit Risk

       Financial   instruments   which   potentially   subject  the  Company  to
concentrations  of  credit  risk  consist   principally  of  cash  deposits  and
receivables.

       The Company places its cash deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas.

       As of December 31, 1996 and 1995, management believes the Company had no significant concentrations of credit risk.

       For the years ended December 31, 1996, the Company had one significant customer, Aerovias Mexico, S.A. de C.V., which accounted for approximately 14 % of lease revenue. The Company does not believe that the loss of this customer would have a material impact on its operations.


(10)    Commitments

       The Company has two leases for its office and warehouse space. The annual lease rental commitments are $123,408 and $124,692 and the leases expire on March 14, 1999 and May 31, 1998, respectively.

       Maturities of capital lease obligation as of December 31, 1996 are as follows:

              1997............................................ $   376,536
              1998.............................................    376,536
              1999.............................................    376,536
              2000.............................................    376,536
              2001.............................................    376,536
              Thereafter....................................... $2,568,841
                                                                -----------
              Net Minimum Lease Payments                        $4,451,521
              Less: Amount Representing Interest                (1,491,064)
                                                                -----------
              Present Value of Net Minimum Lease Payments       $2,960,457
                                                                ===========

(11)     Related party transaction

       During 1996, the Company had a note payable to two employees of the Company, who were minority shareholders of a subsidiary of the company. This amount was repaid in September of 1996.

(12)    Security deposit and maintenance reserve

       In connection with the Bridge Loan (note 4) for the purchase of an engine and parts package, the Company recorded a liability for maintenance reserves and security deposits relating to such equipment and a corresponding receivable from the seller. These funds continued to be held by the seller until permanent financing was in place. Upon completion of permanent financing in February 1997, these funds were transferred from the seller to the new lender.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(13)   Accounting for Stock Based Compensation (SFAS 123)

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages all entities to adopt a fair value based method of accounting for stock based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. However, SFAS 123 allows an entity to continue to use the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock. SFAS 123 is effective for financial statements for fiscal years beginning after December 31, 1995.

         At December 31, 1996, the Company has two stock-based compensation plans and has issued warrants, which are described below. The Company applies APB 25 in accounting for its plans. According, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to $2,398,699 and $.63, respectively.

         Employee Stock Purchase Plan

         Under the 1996 Stock Purchase Plan, the Company is authorized to issue up to 75,000 shares of its Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, the employees may elect to have up to 10% of their annual base salary, to a maximum of $25,000 per year, withheld for the purchase of the Company's Common Stock. Purchase intervals are six months each, ending on January 31 and July 31. The purchase price is the lesser of 85% of the market price of the Common Stock at the beginning of each purchase interval or 85% of the market price of the Common Stock at the end of each purchase interval. The first stock purchase date was January 31, 1997; accordingly, the Company had sold no shares to employees under the plan through December 31, 1996.

         Under FASB Statement 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes model with the following assumptions for 1996: Dividend yield of zero; an expected life of 1.25 years; expected volatility of 84 percent; and weighted average risk-free interest rate of 6.22 percent. The weighted average fair value of those purchase rights granted in 1996 was $3.08.

         1996 Stock Option/Stock Issuance Plan

         Under the 1996 Stock Option/Stock Issuance Plan, 525,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, and an Automatic Option Grant Program for eligible non-employee Board members.

         The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions for 1996: weighted average risk-free interest rate of 6.22 percent; dividend yield of zero; expected life of 2.43 years, and volatility of 84 percent.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)



         A summary of the status of the Company's Stock Option/Stock Issuance Plan as of December 31, 1996, and changes during the year then ended is as follows:

                                                              1996
                                                     ------------------------

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Shares            Price

Outstanding at beginning of year                             0            0

Granted                                                315,000        $8.00

Exercised                                                    0           --

Forfeited                                                    0           --

Outstanding at end of year                             315,000        $8.00

Options exercisable at end of year                      90,000        $8.00

Weighted-average fair value of options granted during the year        $4.19

         As of December 31, 1996, the 315,000 options outstanding under the Plan are all exercisable at $8.00 per share, and have a weighted average remaining contractual life of 9.71 years. The Company expects that approximately 90 percent of the non-vested options awarded at December 31, 1996 will eventually vest.

       Warrants

       In conjunction with the Offering, the Company sold five-year purchase warrants for $.01 per warrant covering an aggregate of 100,000 shares of Common Stock exercisable at a price equal to 130% of the initial public offering price. The warrants are exercisable commencing 24 months after the effective date of the Offering or earlier, but not earlier that 12 months after the effective date of this Offering, if and when the Company files a registration for the sale by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for shares of Common Stock (other than pursuant to a stock option or other employee benefit or similar plan, or in connection with a merger or an acquisition). The warrants' exercise price and the number of shares of Common Stock are subject to adjustment to protect the warrant holders against dilution in certain events.


(14)    Subsequent Events

       In February 1997, the Company obtained a new credit facility for $41.5 million to replace the existing note of $44.2 million. The transaction resulted in an extraordinary gain of approximately $2.9 million (pre-tax) (note 5).

       In February 1997, the Company's Bridge Loan was replaced with permanent financing in the amount of $11,010,875 (note 5).