Form 10-K405/A
period 1996-12-31
WILLIS LEASE FINANCE CORP
filed 1997-04-02
CIK 1018164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                                Amendment No. 1

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
                                                                   Years Ended December 31,
                                                    ------------------------------------------------------
                                                    1996        1995        1994       1993          1992
                                                    ----        ----        ----       ----          ----
Revenue:
     Operating lease revenue                       $ 13,740     13,771      13,636     10,323       8,744
     Gain (loss) on sale of leased engines                2       (483)        633       (281)        659
     Spare parts sales                                5,843      3,859         795       --          --
     Sale of equipment acquired for resale           12,105      5,472       2,184       --         3,598
     Interest and other income                          618        119         542        938          70
                                                   -------------------------------------------------------
                                                   $ 32,308     22,738      17,790     10,980      13,071
Expenses:
      Cost of spare parts sales                    $  3,308      2,546         659       --          --
      Cost of equipment acquired for resale          10,789      2,742       1,863       --         3,140
      All other expenses                             13,351     14,168      13,295      9,857       9,117
Gain on modification of credit facility                --        2,203        --         --          --
Income before income taxes and minority interest      4,860      5,485       1,973      1,123         814
Net income                                            2,804      3,216       1,172        669         487

Balance Sheet Data:
      Total assets                                 $124,933     91,437      83,542     68,632      69,711
      Debt financing                                 73,186     69,911      69,456     59,840      64,349
      Shareholders' equity                           23,202      4,812       1,959      1,151         463

Lease Portfolio:
      Engine portfolio at the end of the period          32         31          26         25          26

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(2)   Aircraft Engines Held for Operating Lease (Continued)

                                                                            Years ended December 31,
                                                       --------------------------------------------------------------
Region                                                                 1996                 1995                1994
------                                                                 ----                 ----                ----

    Operating lease revenue less
    depreciation, interest, spare parts
    interest and residual share:
       United States                                             $2,405,061             $463,336            $275,681
       Canada                                                       548,769              301,039             185,746
       Mexico                                                       306,007              348,900             307,843
       Australia/New Zealand                                        471,293              271,355             410,112
       Europe                                                     1,409,631            1,521,563             675,408
       South America                                                185,297               77,569              82,059
       Asia                                                         339,545              185,196             125,121
       Off-lease and other                                          (60,711)            (231,210)           (105,484)
                                                       --------------------------------------------------------------
    Total operating lease revenue
     less depreciation, interest, spare
     parts interest and residual share                           $5,604,892           $2,937,748          $1,956,486
                                                       ==============================================================


                                                                         Years ended December 31,
                                                       --------------------------------------------------------------
Region                                                                 1996                 1995                1994
------                                                                 ----                 ----                ----
    Net book value of engines:
       United States                                            $31,332,388          $24,138,266         $23,601,123
       Canada                                                     7,115,984            7,356,011           7,596,038
       Mexico                                                    13,441,445            9,255,029           9,506,072
       Australia/New Zealand                                      5,509,070            5,706,410           9,332,036
       Europe                                                    30,051,738           19,056,190          16,921,539
       South America                                              2,033,831            1,951,012           4,829,647
       Asia                                                       4,109,446            4,243,830           7,202,126
       Off-lease                                                  2,498,527            2,997,631                --
                                                       --------------------------------------------------------------
    Total net book value of engines
       owned and on Capitol Lease                               $96,092,429          $74,704,379         $78,988,581
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

         At December 31, 1996, the Company has two stock-based compensation plans and has issued warrants, which are described below. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to $2,398,699 and $.63, respectively.

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


April 1, 1997
                                    Willis Lease Finance Corporation


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

         Date                       Title                                               Signature
         ----                       -----                                               ---------

Date:   April 1, 1997               Chief Executive Officer                      /s/    CHARLES F. WILLIS, IV
                                    (Principal Executive Officer)                       ---------------------
                                                                                        Charles F. Willis, IV

Date:   April 1, 1997               Executive Vice President and                /s/     WILLIAM L. McELFRESH
                                    Director                                            --------------------
                                                                                        William L. McElfresh

Date:   April 1, 1997               Chief Financial Officer and                 /s/     ELLIOT M. FISCHER
                                    Chief Accounting Officer                            -----------------
                                    (Principal Financial and                            Elliot M. Fischer
                                    Principal Accounting Officer)

Date:   April 1, 1997               Director                                    /s/     ROSS K. ANDERSON
                                                                                        ----------------
                                                                                        Ross K. Anderson

Date:   April 1, 1997               Director                                    /s/     WILLIAM M. LEROY
                                                                                        ----------------
                                                                                        William M. LeRoy

Date:   April 1, 1997               Director                                    /s/     WILLARD H. SMITH, JR
                                                                                        --------------------
                                                                                        Willard H. Smith, Jr.