Form 10-Q
period 1997-03-31
WILLIS LEASE FINANCE CORP
filed 1997-05-15
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from December 1996 to March 1997

                         Commission File Number: 0-28774

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                           Outstanding at May 13, 1997
      -------------------                           ---------------------------
   Common Stock, No Par Value                                5,430,861

                                     WILLIS LEASE FINANCE CORPORATION


                                                   INDEX

PART 1.           FINANCIAL INFORMATION                                                                        Page No.
                                                                                                               --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of March 31, 1997 and December 31, 1996                                                       3

                  Consolidated Statements of Income
                  Three months ended March 31, 1997 and 1996                                                       4

                  Consolidated Statements of  Shareholders' Equity
                  Year Ended December 31, 1996 and three Months Ended March 31, 1997                               5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996                                                       6

                  Notes to Consolidated Financial Statements                                                       7

Item 2.           Management's Discussion and Analysis of Financial Condition                                      9
                  And Results of Operations


PART 2.           OTHER INFORMATION                                                                                14



Item 6.           Exhibits and Reports on Form 8-K                                                                 14


                                              WILLIS LEASE FINANCE CORPORATION
                                                       AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                                                                            March 31,               December 31,
                                                                                              1997                      1996
                                                                                     -----------------------    --------------------
                                                                                          (Unaudited)
ASSETS
Cash and cash equivalents                                                                   $7,803,582               $6,573,241
Deposits
                                                                                            13,217,831               13,600,204
Aircraft engines, less accumulated depreciation of $16,712,210 at March 31, 1997 and $16,372,418 at December 31, 1996
                                                                                            98,971,723               93,131,972
Aircraft engines on capital lease, less accumulated depreciation of  $22,203 at March 31, 1997 and $0 at December 31, 1996
                                                                                             2,938,254                2,960,457
Property, equipment and furnishings, less accumulated depreciation of $181,957 at March 31, 1997 and  $160,407 at December 31, 1996
                                                                                               481,072                  458,780
Spare parts inventory
                                                                                             4,571,288                4,057,648
Maintenance billings receivable
                                                                                               891,502                1,107,283
Operating lease rentals receivable
                                                                                               325,570                  405,601
Receivables from spare parts sales
                                                                                             1,440,310                  854,566
Other receivables
                                                                                             1,443,706                  829,522
Other assets
                                                                                             1,368,814                  953,419
                                                                                -----------------------    ---------------------
Total assets                                                                              $133,453,652             $124,932,693
                                                                                =======================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                       $2,255,599               $2,753,641
Salaries and commissions payable
                                                                                               587,212                  538,658
Deferred income taxes
                                                                                             7,924,369                5,949,676
Deferred gain
                                                                                               203,150                  209,774
Notes payable and accrued interest
                                                                                            75,045,065               73,185,657
Capital lease obligation
                                                                                             2,906,704                2,960,457
Residual share payable
                                                                                             1,389,831                1,199,279
Maintenance deposits
                                                                                            13,610,084               11,680,525
Security deposits
                                                                                             2,168,400                1,978,505
Unearned lease revenue
                                                                                             1,089,659                1,274,269
                                                                                -----------------------    ---------------------
Total liabilities                                                                         $107,180,073             $101,730,441

Shareholders' equity:
Common stock, no par value.  Authorized 20,000,000 shares;
   5,430,861 and 5,426,793 issued and outstanding at March 31, 1997 and December 31,1996, respectively
                                                                                            16,103,946               16,055,689
Retained earnings
                                                                                            10,169,633                7,146,563
                                                                                -----------------------    ---------------------
Total shareholders' equity
                                                                                            26,273,579               23,202,252
                                                                                -----------------------    ---------------------
                                                                                                           =====================
Total liabilities and shareholders' equity                                                $133,453,652             $124,932,693
                                                                                =======================    =====================

See accompanying notes to the consolidated financial statements


                                              WILLIS LEASE FINANCE CORPORATION
                                                      AND SUBSIDIARIES
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                                                               Three months ended
                                                                                                    March 31,
                                                                                    ------------------------------------------
                                                                                           1997                  1996
                                                                                    --------------------  --------------------
REVENUE
Operating lease revenue                                                                      $4,115,077            $3,453,727
Gain on sale of leased engines
                                                                                                397,379                     -
Spare part sales
                                                                                              2,221,680             1,286,217
Sale of equipment acquired for resale
                                                                                              2,547,840             2,210,640
Interest and other income
                                                                                                251,525                   321
                                                                                    --------------------  --------------------
Total revenue                                                                                $9,533,501            $6,950,905

EXPENSES
Interest expense
                                                                                              1,464,480             1,147,071
Depreciation expense
                                                                                                875,460             1,100,174
Residual share
                                                                                                190,552               221,963
Cost of spare part sales
                                                                                              1,304,152               524,552
Cost of equipment acquired for resale
                                                                                              2,252,517             1,600,000
General and administrative
                                                                                              1,785,915               910,111
                                                                                    --------------------  --------------------
Total expenses                                                                               $7,873,076            $5,503,871

                                                                                    --------------------  --------------------
Income before income taxes, minority interest and extraordinary item
                                                                                              1,660,425             1,447,034
Income taxes
                                                                                              (645,284)             (583,484)
                                                                                    --------------------  --------------------
Income before minority interest and extraordinary item
                                                                                              1,015,141               863,550
Less: minority interest in net income of subsidiary
                                                                                                      -              (26,319)
                                                                                    --------------------  --------------------
Income before extraordinary item
                                                                                              1,015,141               837,231
Extraordinary item less applicable income taxes
                                                                                              2,007,929                     -
                                                                                    --------------------  --------------------
Net Income                                                                                   $3,023,070              $837,231
                                                                                    ====================  ====================
Earnings per common share:
Income before extraordinary item
                                                                                                   0.18                  0.27
Extraordinary item
                                                                                                   0.36                     -
                                                                                    --------------------  --------------------
 Net Income
                                                                                                   0.54                  0.27
                                                                                    ====================  ====================
Weighted average number of shares outstanding
                                                                                              5,577,377             3,110,657
                                                                                    ====================  ====================

See accompanying notes to the consolidated financial statements





                                                 WILLIS LEASE FINANCE CORPORATION
                                                         AND SUBSIDIARIES
                                         Consolidated Statements of Shareholders' Equity
                                Year Ended December 31, 1996 and Three Months Ended March 31, 1997



                                                        Issued and                                                        Total
                                                        outstanding                                       Advances     shareholders'
                                                         shares of           Common      Retained           to            equity
                                                        common stock         stock       earnings       shareholders     (deficit)
                                                        ------------         ------      --------       ------------   -------------

Balances at December 31, 1995                                 1,500     $        500   $  5,293,566    ($   481,789)   $  4,812,277
                                                                                                                              1,500
Common stock issue and
   proceeds from IPO, net                                 5,425,293       16,055,189           --              --        16,055,189

Repayments to shareholders, net                                --               --             --           481,789         481,789

Dividends                                                      --               --         (951,475)           --          (951,475)

Net income                                                     --          2,804,472           --              --         2,804,472
                                                          -----------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                              5,426,793       16,055,689      7,146,563            --        23,202,252

Shares issued                                                 4,068           48,257           --              --            48,257

Dividends                                                      --               --             --              --              --

Net income                                                     --               --        3,023,070            --         3,023,070
                                                          -----------   ------------   ------------    ------------    ------------
Balances at March 31, 1997 (unaudited)                    5,430,861     $ 16,103,946   $ 10,169,633    $ 26,273,579            --
                                                          ===========   ============   ============    ============    ============

See accompanying notes to the consolidated financial statements

                                                                         5


                                         WILLIS LEASE FINANCE CORPORATION
                                                 AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                   1997                 1996
                                                                            -------------------  -------------------
Cash flows from operating activities:
Net income                                                                          $3,023,070             $837,231
Adjustments to reconcile income to net cash
    provided by (used in) operating activities:
Depreciation of aircraft engines held for  lease
                                                                                       849,494            1,087,573
Depreciation of property, equipment and furnishings
                                                                                        25,966               12,601
Loss on sale of property, equipment and furnishings
                                                                                           885                4,556
(Gain) on sale of leased engines
                                                                                     (397,379)                    -
Increase in residual share payable
                                                                                       190,552              221,963
Minority interest in net income of subsidiary
                                                                                             -               26,319
Changes in assets and liabilities:
    Decrease in deposits
                                                                                       382,373              674,765
    (Increase) in spare parts inventory
                                                                                     (513,640)            (176,657)
    (Increase) in receivables
                                                                                     (904,116)          (1,896,690)
    (Increase) decrease in other assets
                                                                                     (415,395)                4,202
    (Decrease) increase  in accounts payable and accrued expenses
                                                                                     (498,042)              987,424
    Increase in salaries and commission payable
                                                                                        48,554               19,017
    Increase in deferred income taxes
                                                                                     1,974,693              561,961
    (Decrease) in deferred gain on sale of aircraft engine
                                                                                       (6,624)                    -
    (Decrease) increase in accrued interest
                                                                                     (378,470)               13,089
    Increase in maintenance deposits
                                                                                     1,929,559              569,466
    Increase in security deposits
                                                                                       189,895              222,396
    (Decrease) in unearned lease revenue
                                                                                     (184,610)            (146,885)
                                                                            -------------------  -------------------
Net cash  provided by  operating activities
                                                                                     5,316,765            3,022,331
Cash flows from investing activities:
Proceeds from sale of aircraft engines (net of selling expenses)
                                                                                     1,000,000                    -
Proceeds from sale of property, equipment and furnishings
                                                                                         3,500               22,200
Purchase of aircraft engines held for operating lease
                                                                                   (7,269,663)            (505,820)
Purchase of property, equipment and furnishings
                                                                                      (52,643)            (106,544)
                                                                            -------------------  -------------------
Net cash used in investing activities
                                                                                   (6,318,806)            (590,164)
Cash flows from financing activities:
Advances to shareholder, net
                                                                                             -             (98,756)
Proceeds from issuance of notes payable
                                                                                    56,838,374                7,000
Proceeds from issuance of common stock
                                                                                        48,257                    -
Principal payments on notes payable
                                                                                  (54,600,496)          (2,545,258)
Principal payments on capital lease obligation
                                                                                      (53,753)                    -
                                                                            -------------------  -------------------
Net cash provided (used in) by financing activities
                                                                                     2,232,382          (2,637,014)
Increase (decrease) in cash and cash equivalents
                                                                                     1,230,341            (204,847)
Cash and cash equivalents at beginning of period
                                                                                     6,573,241              815,649
                                                                            -------------------  -------------------
Cash and cash equivalents at  end of period                                         $7,803,582             $610,802
                                                                            ===================  ===================

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of Management, the accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation ("The Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KA for the fiscal year ended December 31, 1996.

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

3. Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("The Purchase Plan") was adopted by the Board of Directors on June 1, 1996 and filed with the Securities and Exchange Commission on November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through their periodic payroll deduction under the Purchase Plan. A reserve of 75,000 shares of common stock has been established for this purpose. During the three month period ended March 31, 1997, the Company issued 4,068 shares of Common Stock as a result of employee stock purchases under the plan.

4. Financing

In February 1997, the Company obtained a new loan agreement for $41.5 million to replace the existing note of $44.2 million. The transaction resulted in an extraordinary gain of $2 million or $0.36 per weighted average share, net of tax. The new facility bears interest at LIBOR plus 2.5% and matures in February, 1998. At that time the Company has the option to extend the facility for an additional six years.

In February 1997, an $8,742,376 bridge loan obtained to acquire two engines, two auxiliary power units and a spare parts package was replaced with a term loan in the amount of $11,010,875 at an interest rate of 10.23% for five years.

5. Subsequent event

On April 18,  1997,  Target  Airways,  Ltd.,  dba Great  American  Airways  (the
Debtor), filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court in the District of Nevada. Willis has two engines under lease to the Debtor. The engines have a combined net book value of $5.4 million and a combined rental rate of $86,000 per month. The Company has prepaid rent, a letter of credit and security deposits totaling $288,000 relating to these engines. It is not known at this time what the effect of the bankruptcy will be, if any, on the Company's financial position or results of operations.

6. Pro Forma Net Income Per Share

Net income per share has been computed by dividing net income by the number of shares of Willis Lease Finance Corporation common stock issued to the original shareholder (3,110,657 shares), plus common stock issued in connection with the Initial Public Offering (2,316,136 shares), warrants and options (400,000 shares) and shares issued in the three months ended March 31, 1997 (4,068 shares) diluted on a weighted average basis for the period. This calculation results in a weighted average number of shares outstanding of 5,577,377 and 3,110,657 for the three months ended March 31, 1997 and March 31, 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company's primary businesses are the leasing of spare replacement aircraft engines, spare parts packages and the strategic acquisition and resale of aircraft engines and parts to the worldwide commercial airline aftermarket. The Company commenced leasing operations in 1988 and established Willis Aeronautical Services, Inc., ("WASI") to conduct its spare parts resale operation in October 1994. Revenue consists primarily of operating lease revenue, income from the sale of leased engines, sales of spare parts and components and equipment sales.

Summary of Financial Results for the Quarter Ended March 31, 1997. Total revenues for the quarter ending March 31, 1997 were $9.5 million, compared to $7.0 million in the corresponding quarter of 1996. This increase resulted from increased revenue due to a higher asset base, a higher volume of spare parts sales and a modest increase in sale of equipment acquired for resale. Net income for the quarter ending March 31, 1997, excluding extraordinary item, was $1.0 million, compared to $0.8 million in the corresponding quarter of 1996. This increase resulted from higher operating lease revenue less related expenses, higher gross profit margins from sale of spare parts offset by lower gain on equipment acquired for resale.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenue is summarized as follows:

--------------------------------------------------------------------------------
                                               Three Months Ended March 31,
                                          --------------------------------------
                                          Amount        %        Amount        %
                                          ------       --        ------       --
                                                  (dollars in thousands)
Revenue
  Operating lease revenue                 $4,115    43.2%        $3,454    49.7%
  Gain on sale of leased engines             397     4.2%           --       --
  Spare parts sales                        2,222    23.2%         1,286    18.5%
  Sale of equipment acquired for resale    2,548    26.7%         2,211    31.8%
  Interest and other income                  252     2.6%           --       --
                                          ------   ------        ------   ------
  Total                                   $9,534   100.0%        $6,951   100.0%
--------------------------------------------------------------------------------

Lease Portfolio. During the quarter ended March 31, 1997, two engines and three parts packages (primarily avionics) were added to the Company's lease portfolio at a total cost of $7.1 million. One engine with a net book value of $603,000 was sold from the portfolio, resulting in a gain of $397,000.

Operating Leases. Operating lease revenue for the three months ended March 31, 1997 increased 19% to $4.1 million from $3.5 million from the comparable period in 1996. This increase reflects lease revenues from engines acquired after March 31, 1996 ($0.9 million), one engine off-lease during the quarter ended March 31, 1996 but on lease during the quarter ended March 31, 1997 ($0.2 million) and net increases in effective lease rates on the existing portfolio ($0.1 million). Offsetting this increase is a decrease of lease revenue of $0.5 million from engines on lease during the quarter ended March 31, 1996 and sold or otherwise disposed of prior to January 1, 1997.

Lease revenue is not materially affected in the short term by lease volume. In the early years of a lease, much of the lease revenue is offset by the higher interest expense. Accordingly, the timing of new lease volume does not have a material effect on the near-term quarterly net income.

Expenses directly related to operating lease activity increased 1% to $2.5 million for the three months ended March 31, 1997 from the comparable period in 1996. Interest expense increased 26% to $1.4 million for the three months ended March 31, 1997 from the comparable period in 1996, due primarily to an increased loan base and the replacement of the existing facility with a new loan agreement bearing a higher interest rate in the first quarter of 1997. Residual sharing expenses decreased 14% to $191,000 from the comparable period in 1996 due to changes in the Company's portfolio of engines subject to such agreements. Depreciation expense decreased 22% to $849,000 for the three months ended March 31, 1997 from comparable period in 1996, due to accelerated depreciation on one engine in 1996, no longer applicable in 1997, offset by increased depreciation due to the larger asset base.

Spare Parts Sales. Revenues from spare parts sales increased 73% to $2.2 million and the gross margin decreased to 40% in 1997 from 59% in the corresponding period in 1996. The increase in revenues resulted from increased acquisition of inventory in the prior quarter. The change in margins resulted from a higher percentage of parts sold in the current quarter which had a higher acquisition cost.

Equipment Sales. During the three months ended March 31, 1997, the Company sold one engine for $2.5 million which resulted in a gain of $0.3 million, compared to the three months ended March 31, 1996, during which the Company sold one engine for $2.2 million resulting in a gain of $0.6 million.

Interest and Other Income. Interest and other income for the three months ended March 31, 1997 increased to $252,000 from zero for the three months ended March 31, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Company's initial public offering.

General and Administrative Expenses. General and administrative expenses increased 96% to $1.8 million for the three months ended March 31, 1997 from the comparable period in 1996. This increase reflects additional compensation and related benefits, telephone and travel costs due to staff additions, increased rent due to the expansion of the WASI facility, an increase in professional fees and insurance incurred by the Company and public company costs incurred in 1997. In the past twelve months, the Company has increased its staff to 30 employees from 18 employees a year ago to manage its growth in assets and increase in transactions under consideration.

Liquidity and Capital Resources

In February 1997, the Company obtained a new loan agreement for $41.5 million to replace the existing note of $44.2 million. The transaction resulted in an extraordinary gain of $2 million or $0.36 per weighted average share, net of tax. The new facility bears interest at LIBOR plus 2.5% and matures in February, 1998. At that time the Company has the option to extend the facility for an additional six years.

In February 1997, an $8,742,376 bridge loan obtained to acquire two engines, two auxiliary power units and a spare parts package was replaced with a term loan in the amount of $11,010,875 at an interest rate of 10.23% for five years.

At March 31, 1997, $48.0 million of the Company's borrowings were on a variable rate basis, substantially all of which bears interest at LIBOR plus 2.5%. The Company's engine leases are generally structured at fixed rental rates for specific terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. The Company purchased an interest rate cap from an investment grade financial institution in September, 1996, for $460,000 to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. The cap has a notional principal amount of $40.8 million and caps the Company's exposure to interest rate increases for a period of four years to a maximum fixed interest rate of 8.66%. The cost of the cap is being amortized over four years. The Company will be exposed to credit risk in the event of non-performance by the counterparty to the cap.

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

As of March 31, 1997, the Company has two engines and three spare parts packages which have not been financed. Until such permanent financing is in place, the Company has interest rate risk if interest rates increase, since the underlying lease revenue is fixed. The Company will seek permanent financing for the engines, although no assurance can be given that permanent financing will be available on favorable terms, if at all.

The Company believes that its current and anticipated credit facilities, internally generated funds and the net proceeds of the Initial Public Offering ("the Offering"), will be sufficient to fund the Company's anticipated operations until the first quarter of 1998, at which time, additional equity capital is anticipated to be required to fund projected growth. The Company is also exploring a possible securitization of its lease portfolio. The Company's ability to successfully execute its business strategy, and to sustain its operations, is dependent in part on its ability to obtain debt capital and to raise equity capital. There can be no assurance that the necessary amount of such capital or securitization will continue to be available to the Company on favorable terms, or at all. If the Company were unable to obtain any portion of required financing on favorable terms, the Company's ability to add new engines to its portfolio or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

In addition to other information in this Report, the following risk factors should be considered carefully by potential purchasers in evaluating an investment in the Common Stock of the Company. Except for historical information contained herein, the discussion in this Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's report on Form 10-KA for the year ended December 31, 1996.

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

The Company also engages in the purchase and resale of aftermarket airframe rotable parts, engine parts, engines and modules. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration ("FAA") and/or the equivalent regulatory agencies in other countries. Parts must also be traceable to sources deemed acceptable by such agencies. Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced.

The Company would be affected by downturns in the air transportation industry in general. Substantial increases in fuel costs or interest rates, increasing fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables under a large dollar engine lease or to repossess engines in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition or results of operations. In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), creditors are stayed automatically from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of the aircraft engines. Specifically, the airline has 60 days from the date the lessor makes its claim to agree to perform its obligations and to cure any defaults. If it does not do so, the lessor may repossess the aircraft engine. The scope of Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft engine in the event of a lessee's bankruptcy.

On April 18,  1997,  Target  Airways,  Ltd.,  dba Great  American  Airways  (the
Debtor), filed a voluntary petition under Chapter 11 in the U.S. Bankruptcy Court in the District of Nevada. Willis has two engines under lease to the Debtor. The engines have a combined net book value of $5.4 million and a combined rental rate of $86,000 per month. The Company has prepaid rent, a letter of credit and security deposits totaling $288,000 relating to these engines. It is not known at this time what the effect of the bankruptcy will be, if any, on the Company's financial position or results of operations.

In 1996, approximately 61% of the Company's lease revenue was generated by leases to foreign customers. Such leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To date, the Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.

The Company has experienced fluctuations in its quarterly results and anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of acquisitions and sales of engines and spare parts and engine marketing activities, unanticipated early lease terminations or a default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results for preceding quarters are not necessarily meaningful and that results for any one quarter should not be relied upon as an indication of future performance. In the event the Company's volume of transactions, revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock.

The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. Any inability to effectively manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. On February 6, 1997, William McElfresh, formerly Executive Vice President-Marketing was named of Executive President of Strategic Development. At the same time, Allan W. Nilsen, formerly President of Airmotive, Inc., joined the Company as Senior Vice President of Sales and Marketing. On April 25, 1997, John F. Votruba, General Counsel, resigned from the Company effective June 9, 1997.

Part 2.  Other Information

Item 6.           Exhibits and Reports on Form 8-K

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

         3.3      Bylaws.   Incorporated   by   reference   to  Exhibit  3.3  to
                  Registration Statement No. 333-5126-LA filed on June 21, 1996.

         4.1      Specimen  of  Common  Stock   Certificate.   Incorporated   by
                  reference  to  Exhibit  4.1  to  Registration   Statement  No.
                  333-5126-LA filed on June 21, 1996.

         10.5 Lease dated February 4, 1997, between Atlas Metal Spinning Company and Willis Aeronautical Services, Inc., for an office and a warehouse facility located in South San Francisco. Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10K for the year ended December 31, 1996.

         10.16 Loan Agreement dated January 28, 1997, together with related documents. Incorporated by reference to Exhibit 10.16 of the Company's report on Form 10K for the year ended December 31, 1996.

         10.18 Loan agreement dated February 2, 1997 between the Company and Finova Capital Corporation.

         11.1     Statement regarding computation of per share earnings.

         27.1     Financial Data Schedule

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Willis Lease Finance Corporation

Date:  March  14, 1997
                                     By:    /s/  Elliot M. Fischer
                                     ..........................................
                                     Elliot M. Fischer
                                     Chief Financial Officer, Controller