Form 10-Q
period 1997-06-30
WILLIS LEASE FINANCE CORP
filed 1997-08-14
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from December 1996 to June 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Title of each class                     Outstanding at August 11 , 1997
   -------------------                     -------------------------------
Common Stock, No Par Value                           5,445,507

                        WILLIS LEASE FINANCE CORPORATION


                                      INDEX


PART 1.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          As of June 30, 1997 and December 31, 1996                           3

          Consolidated Statements of Income
          Three months and  six months ended June 30, 1997 and 1996           4

          Consolidated Statements of  Shareholders' Equity
          Year ended December 31, 1996 and six months ended June 30, 1997     5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996                             6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                           9

PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 6.   Exhibits and Reports on Form 8-K                                   17


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                      June 30,      December 31,
                                                                        1997            1996
                                                                     ------------   ------------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                            $ 14,883,674   $  6,573,241
Deposits                                                               11,426,388     13,600,204
Aircraft engines, less accumulated depreciation of $17,635,156
   at June 30, 1997 and $16,372,418 at December 31, 1996              104,070,591     93,131,972
Aircraft engines on capital lease, less accumulated depreciation
   of  $44,407 at June 30, 1997 and $0 at December 31, 1996             2,916,050      2,960,457
Net investment in direct finance lease                                 10,095,000           --
Property, equipment and furnishings, less accumulated depreciation
   of $209,954 at June 30, 1997 and  $160,407 at December 31, 1996        465,336        458,780
Spare parts inventory                                                   6,859,736      4,057,648
Maintenance billings receivable                                           724,072      1,107,283
Operating lease rentals receivable                                        150,608        405,601
Receivables from spare parts sales                                      3,279,076        854,566
Other receivables                                                         161,198        829,522
Other assets                                                            1,300,727        953,419
                                                                     ------------   ------------
Total assets                                                         $156,332,456   $124,932,693
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                $ 13,991,829   $  2,753,641
Salaries and commissions payable                                          743,990        538,658
Deferred income taxes                                                   8,766,043      5,949,676
Deferred gain                                                             196,526        209,774
Notes payable and accrued interest                                     82,472,816     73,185,657
Capital lease obligation                                                2,872,560      2,960,457
Residual share payable                                                  1,570,745      1,199,279
Maintenance deposits                                                   14,813,588     11,680,525
Security deposits                                                       2,032,996      1,978,505
Unearned lease revenue                                                  1,271,785      1,274,269
                                                                     ------------   ------------
Total liabilities                                                    $128,732,878   $101,730,441

Shareholders' equity:
Common stock, no par value.  Authorized 20,000,000 shares;
   5,438,361 and 5,426,793 issued and outstanding at June 30, 1997
   and December 31,1996, respectively                                  16,163,946     16,055,689
Retained earnings                                                      11,435,632      7,146,563
                                                                     ------------   ------------
Total shareholders' equity                                             27,599,578     23,202,252
                                                                     ------------   ------------
Total liabilities and shareholders' equity                           $156,332,456   $124,932,693
                                                                     ============   ============

See accompanying notes to the consolidated financial statements

                                       3


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                                                               Three months ended            Six months ended
                                                                   June 30,                       June 30,
                                                         ------------------------------------------------------------
                                                             1997            1996             1997           1996
                                                         ------------    ------------    ------------    ------------
REVENUE
Operating lease revenue                                  $  4,428,749    $  3,381,175    $  8,543,826    $  6,834,902
Gain on sale of leased engines                                   --              --           397,379            --
Spare part sales                                            3,655,983       1,148,138       5,877,663       2,434,355
Sale of equipment acquired for resale                       7,600,000       4,613,660      10,147,840       6,824,300
Interest and other income                                     201,315          46,494         452,839          46,815
                                                         ------------    ------------    ------------    ------------
Total revenue                                            $ 15,886,047    $  9,189,467    $ 25,419,547    $ 16,140,372

EXPENSES
Interest expense                                            1,673,278       1,123,640       3,137,758       2,270,711
Depreciation expense                                          978,969         677,751       1,854,429       1,777,925
Residual share                                                180,914         152,019         371,466         373,982
Cost of spare part sales                                    2,402,830         861,408       3,706,982       1,385,960
Cost of equipment acquired for resale                       6,385,464       3,933,604       8,637,981       5,533,604
General and administrative                                  2,156,920       1,191,275       3,942,835       2,101,386
                                                         ------------    ------------    ------------    ------------
Total expenses                                           $ 13,778,375    $  7,939,697    $ 21,651,451    $ 13,443,568
                                                         ------------    ------------    ------------    ------------
Income before income taxes, minority
   interest and extraordinary item                          2,107,672       1,249,770       3,768,096       2,696,804
Income taxes                                                 (841,674)       (511,055)     (1,486,956)     (1,094,539)
                                                         ------------    ------------    ------------    ------------
Income before minority interest and extraordinary item      1,265,998         738,715       2,281,140       1,602,265
Less: minority interest in net income of subsidiary              --            (8,133)           --           (34,452)
                                                         ------------    ------------    ------------    ------------
Income before extraordinary item                            1,265,998         730,582       2,281,140       1,567,813
Extraordinary item less applicable income taxes                  --              --         2,007,929            --
                                                         ------------    ------------    ------------    ------------
Net Income                                               $  1,265,998    $    730,582    $  4,289,069    $  1,567,813
                                                         ============    ============    ============    ============
Earnings per common share:
Income before extraordinary item                                 0.23            0.23            0.41            0.50
Extraordinary item                                               --              --              0.36            --
                                                         ------------    ------------    ------------    ------------
 Net Income                                                      0.23            0.23            0.77            0.50
                                                         ============    ============    ============    ============
Weighted average number of shares outstanding               5,556,324       3,110,657       5,553,920       3,110,657
                                                         ============    ============    ============    ============

See accompanying notes to the consolidated financial statements


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
         Year Ended December 31, 1996 and Six Months Ended June 30, 1997

                                         Issued and
                                         outstanding                                   Advances          Total
                                         shares of        Common        Retained          to          shareholders'
                                        common stock      stock         earnings      shareholders       equity
                                        ------------   ------------   ------------    ------------    ------------

Balances at December 31, 1995                  1,500   $        500   $  5,293,566    ($   481,789)   $  4,812,277

Common stock issued and
   proceeds from IPO, net                  5,425,293     16,055,189           --              --        16,055,189

Repayments to shareholders, net                 --             --             --           481,789         481,789

Dividends                                       --             --         (951,475)           --          (951,475)

Net income                                      --             --        2,804,472            --         2,804,472
                                        ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1996               5,426,793     16,055,689      7,146,563            --        23,202,252

Shares issued                                 11,568        108,257           --              --           108,257

Net income                                      --             --        4,289,069            --         4,289,069
                                        ------------   ------------   ------------    ------------    ------------

Balances at June 30, 1997 (unaudited)      5,438,361   $ 16,163,946   $ 11,435,632            --      $ 27,599,578
                                        ============   ============   ============    ============    ============

See accompanying notes to the consolidated financial statements


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                     Six Months Ended June 30,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from operating activities:
Net income                                                         $  4,289,069    $  1,567,813
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation of aircraft engines held for  lease                      1,794,646       1,744,116
Depreciation of property, equipment and furnishings                      59,783          33,809
(Gain) loss on sale of property, equipment and furnishings              (37,309)          5,700
(Gain) on sale of leased engines                                       (397,379)           --
Increase in residual share payable                                      371,466         373,982
Minority interest in net income of subsidiary                              --            34,452
Changes in assets and liabilities:
    Decrease in deposits                                              2,173,816         143,176
    (Increase) in spare parts inventory                              (2,802,088)       (132,208)
    (Increase) in receivables                                        (1,117,982)       (182,068)
    (Increase)  in other assets                                        (347,308)       (341,580)
    Increase  in accounts payable and accrued expenses                1,143,188       1,296,649
    Increase in salaries and commission payable                         205,332          57,955
    Increase in deferred income taxes                                 2,816,367       1,050,735
    (Decrease) in deferred gain on sale of aircraft engine              (13,248)           --
    (Decrease) increase in accrued interest                            (493,316)         51,629
    Increase in maintenance deposits                                  3,133,063       1,318,507
    Increase in security deposits                                        54,491         198,792
    (Decrease) in unearned lease revenue                                 (2,484)       (211,285)
                                                                   ------------    ------------
Net cash  provided by  operating activities                          10,830,107       7,010,174
Cash flows from investing activities:
Proceeds from sale of aircraft engines (net of selling expenses)      1,000,000            --
Proceeds from sale of property, equipment and furnishings                80,500          28,200
Purchase of aircraft engines held for operating lease               (13,291,479)     (1,211,804)
Purchase of property, equipment and furnishings                        (109,530)       (198,559)
                                                                   ------------    ------------
Net cash used in investing activities                               (12,320,509)     (1,382,163)
Cash flows from financing activities:
Advances to shareholder, net                                               --          (261,942)
Proceeds from issuance of notes payable                              66,888,374           7,000
Proceeds from issuance of common stock                                  108,257            --
Principal payments on notes payable                                 (57,107,899)     (5,565,196)
Principal payments on capital lease obligation                          (87,897)           --
                                                                   ------------    ------------
Net cash provided by (used in) financing activities                   9,800,835      (5,820,138)
Increase (decrease) in cash and cash equivalents                      8,310,433        (192,127)
Cash and cash equivalents at beginning of period                      6,573,241         815,649
                                                                   ------------    ------------
Cash and cash equivalents at  end of period                        $ 14,883,674    $    623,522
                                                                   ============    ============

Supplemental schedule of non-cash investing activities:
In conjunction with the purchase of the engine on direct finance lease, liabilities were assumed as follows:

Purchase of aircraft engines on direct finance lease of $10,095,000.

See accompanying notes to the consolidated financial statements


                        WILLIS LEASE FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KA for the fiscal year ended December 31, 1996.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of its operations for the three month and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations and cash flows for the six month period ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

2. Management Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on June 21, 1996 and filed with the Securities and Exchange Commission on November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through their periodic payroll deduction under the Purchase Plan. The purchase price is the lesser of 85% of the market price of the Common Stock at the beginning of each purchase interval or 85% of the market price of the Common Stock at the end of each purchase interval. A reserve of 75,000 shares of common stock has been established for this purpose. During the six month period ended June 30, 1997, the Company issued 4,068 shares of Common Stock as a result of employee stock purchases under the plan.

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

5. Subsequent event

In July 1997, the Company increased its $15 million revolving credit facility to $30 million.

6. Pro Forma Net Income Per Share

Net income per share has been computed by dividing net income by the number of shares of Willis Lease Finance Corporation common stock issued to the original shareholder (3,110,657 shares), plus common stock issued in connection with the Initial Public Offering (2,316,136 shares), warrants and options (400,000 shares) and shares issued in the six months ended June 30, 1997 (11,568 shares) diluted on a weighted average basis for the period. This calculation results in a weighted average number of shares outstanding of 5,553,920 and 3,110,657 for the six months ended June 30, 1997 and June 30, 1996, respectively.

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

Summary of Financial Results for the Quarter Ended June 30, 1997. Total revenues for the quarter ending June 30, 1997 were $15.9 million, compared to $9.2 million in the corresponding quarter of 1996. This increase resulted from increased revenue due to a higher asset base, higher spare parts sales and an increase in sale of equipment acquired for resale. Net income for the quarter ending June 30, 1997, was $1.3 million, compared to $0.7 million in the corresponding quarter of 1996.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenue is summarized as follows:

                                            Three Months Ended June 30,

                                          1997             1996
                                         Amount       %    Amount      %
                                         ------       -    ------      -
                                              (dollars in thousands)
Revenue:
       Operating lease revenue            4,429      27.9%  3,381      36.8%
       Gain on sale of leased engines        --         --     --         --
       Spare parts sales                  3,656      23.0%  1,148      12.5%
       Sale of equipment for resale       7,600      47.8%  4,614      50.2%
       Interest and other income            201       1.3%     46       0.5%
                                       -------------------------------------
       Total                             15,886     100.0%  9,189     100.0%
                                       =====================================

Lease Portfolio. During the quarter ended June 30, 1997, six engines were added to the Company's operating and direct finance lease portfolios at a total cost of $18.7 million. One engine with a net book value of $3.2 million was transferred from the lease portfolio into the equipment acquired for resale portfolio and subsequently sold for $3.6 million.

Operating Leases. Operating lease revenue for the three months ended June 30, 1997 increased 31% to $4.4 million from $3.4 million from the comparable period in 1996. This increase reflects lease revenues from additional engines and spare parts packages acquired after June 30, 1996 ($1.3 million), one engine off-lease during the quarter ended June 30, 1996 but on lease during the quarter ended June 30, 1997 ($0.1 million) and net increases in effective lease rates on the existing portfolio ($0.2 million). Offsetting this increase is a decrease of lease revenue of $0.6 million from engines on lease during the quarter ended June 30, 1996 and sold or otherwise disposed of prior to April 1, 1997.

Net income is not materially affected in the short term by lease volume. In the early years of a lease, much of the lease revenue is offset by the higher interest expense. Accordingly, the timing of new lease volume does not have a material effect on the near-term quarterly net income.

Expenses directly related to operating lease activity increased 45% to $2.7 million for the three months ended June 30, 1997 from the comparable period in 1996. Interest expense increased 50% to $1.6 million for the three months ended June 30, 1997 from the comparable period in 1996, due primarily to an increased loan base and the replacement of the existing facility with a new loan agreement bearing a higher interest rate in the first quarter of 1997. Residual sharing expenses increased 19% to $181,000 from the comparable period in 1996 due to changes in the Company's portfolio of engines subject to such agreements. Depreciation expense increased 43% to $930,000 for the three months ended June 30, 1997 from the comparable period in 1996, due to the larger asset base, offset by accelerated depreciation on one engine in 1996; this engine is not depreciated on an accelerated basis in 1997.

Spare Parts Sales. Revenues from spare parts sales increased 218% to $3.7 million and the gross margin increased to 34% for the three months ended June 30, 1997 from 25% in the corresponding period in 1996, due to higher volume of spare parts sales.

Equipment Sales. During the three months ended June 30, 1997, the Company sold 4 engines for $7.6 million which resulted in a gain of $1.2 million, compared to the three months ended June 30, 1996, during which the Company sold 2 engines for $4.6 million resulting in a gain of $0.7 million.

Interest and Other Income. Interest and other income for the three months ended June 30, 1997 increased to $201,000 from $46,000 for the three months ended June 30, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Company's initial public offering.

General and Administrative Expenses. General and administrative expenses increased 81% to $2.2 million for the three months ended June 30, 1997 from the comparable period in 1996. This increase reflects additional compensation and related benefits, telephone and travel costs due to staff additions, increased rent due to the expansion of the WASI facility and an increase in professional fees incurred by the Company and public company costs incurred in 1997. In the past twelve months, the Company has increased its staff to 32 full-time employees and 2 part-time employees, up from 24 full-time employees and 1 part-time employee a year ago as a result of its growth in assets and increase in transactions under consideration.

Results of Operations

Six months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenue is summarized as follows:
                                              Six Months Ended June 30,

                                            1997              1996
                                           Amount     %       Amount       %
                                           ------     -       ------       -
                                                 (dollars in thousands)
Revenue:
       Operating lease revenue              8,544    33.6%    6,835       42.3%
       Gain on sale of leased engines         397     1.6%       --          --
       Spare parts sales                    5,878    23.1%    2,434       15.1%
       Sale of equipment for resale        10,148    39.9%    6,824       42.3%
       Interest and other income              453     1.8%       47        0.3%
                                        ---------------------------------------
       Total                               25,420   100.0%   16,140      100.0%
                                        =======================================


Lease Portfolio. During the first six months of 1997, eight engines and three spare parts packages (primarily avionics) were added to the Company's lease portfolio at a total cost of $25.8 million. One engine with a net book value of $603,000 was sold from the portfolio, resulting in a gain of $397,000. In addition, one engine with a net book value of $3.2 million was transferred from the lease portfolio into the equipment acquired for resale portfolio and subsequently sold for $3.6 million.

Operating Leases. Operating lease revenue for the six months ended June 30, 1997 increased 25% to $8.5 million from $6.8 million from the comparable period in 1996. This increase reflects lease revenues from additional engines and spare parts packages acquired after June 30, 1996 ($2.2 million), one engine off-lease during the six months ended June 30, 1996 but on lease during the six months ended June 30, 1997 ($0.3 million) and an increase of one engine that was partially on lease during the six months ended June 30, 1996 but was on lease for the entire six months ended June 30, 1997 ($0.2 million). Offsetting this increase is a decrease in lease revenue of $0.5 million from engines on lease during the six months ended June 30, 1996 and sold or otherwise disposed of prior to January 1, 1997. In addition, there was a decrease in lease revenue of $0.5 million on three engines due to lower lease rates in 1997, when compared with the six months ended June 30, 1996.

Net income is not materially affected in the short term by lease volume. In the early years of a lease, much of the lease revenue is offset by the higher interest expense. Accordingly, the timing of new lease volume does not have a material effect on the near-term quarterly net income.

Expenses directly related to operating lease activity increased 21% to $5.2 million for the six months ended June 30, 1997 from the comparable period in 1996. Interest expense increased 39% to $3.1 million for the six months ended June 30, 1997 from the comparable period in 1996, due primarily to an increased loan base and the replacement of the existing facility with a new loan agreement bearing a higher interest rate in 1997. Depreciation expense increased 2% to $1.8 million for the six months ended June 30, 1997 from comparable period in 1996, due to the larger asset base, offset by accelerated depreciation on one engine in 1996, no longer applicable in 1997.

Spare Parts Sales. Revenues from spare parts sales increased 41% to $5.9 million and the gross margin decreased to 37% in 1997 from 43% in the corresponding period in 1996, due to changes in the inventory mix of parts sold.

Equipment Sales. During the six months ended June 30, 1997, the Company sold 5 engines for $10.1 million which resulted in a gain of $1.5 million, compared to the six months ended June 30, 1996, during which the Company sold 3 engines for $6.8 million resulting in a gain of $1.3 million.

Interest and Other Income. Interest and other income for the six months ended June 30, 1997 increased to $453,000 from $47,000 for the six months ended June 30, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Company's initial public offering.

General and Administrative Expenses. General and administrative expenses increased 88% to $3.9 million for the six months ended June 30, 1997 from the comparable period in 1996. This increase reflects additional compensation and related benefits, telephone and travel costs due to staff additions, increased rent due to the expansion of the WASI facility, as well as an increase in professional fees, insurance expense and public company costs incurred by the Company in 1997.

Liquidity and Capital Resources


In June 1997, the Company obtained a $15 million revolving credit facility to finance the acquisition of engines and high-value spare parts for sale or lease. This facility, which expires on February 28, 1998, bears interest at prime plus 75 basis points and may be renewed annually. In July 1997, the Company increased its $15 million revolving credit facility to $30 million.

At June 30, 1997, $56 million of the Company's borrowings were on a variable rate basis, substantially all of which bears interest at LIBOR plus 2.5%. The Company's engine leases are generally structured at fixed rental rates for specific terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. In September 1996, the Company purchased an interest rate cap from an investment grade financial institution for $460,000 to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. The cap has a notional principal amount of $39.0 million and caps the Company's exposure to interest rate increases for a period of four years to a maximum fixed interest rate of 8.66%. The cost of the cap is being amortized over four years. The Company will be exposed to credit risk in the event of non-performance by the counterparty to the cap.

Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. In the future, the Company does not expect to enter into any variable rate loans except in those instances where it obtains a variable rate lease from its customers and anticipates reducing its remaining variable rate borrowings during the next three years, after which the Company will re-evaluate its exposure to interest rate variations.

As of June 30, 1997, the Company has four engines and three spare parts packages which have not been financed. Until such permanent financing is in place, two of the engines and the three spare parts packages have interest rate risk if interest rates increase, since the underlying lease revenue is fixed. The Company will seek permanent financing for the engines, although no assurance can be given that permanent financing will be available on favorable terms, if at all.

The Company believes that its current and anticipated credit facilities, internally generated funds and the net proceeds of the Initial Public Offering ("the Offering"), should be sufficient to fund the Company's anticipated operations until the first quarter of 1998. Thereafter, the Company may seek additional equity capital to fund projected growth. The Company has received a letter of commitment from a financial institution to provide an $80 million securitized warehouse facility for the financing of jet aircraft engines. This transaction's structure is indented to facilitate future public or private securitized note issuances. The facility will become available immediately upon completion of definitive agreements. The warehouse facility requires the Company to hedge 50% of the floating rate facility. The Company's ability to successfully execute its business strategy, and to sustain its operations, is dependent in part on its ability to obtain debt capital and to raise equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to obtain any portion of required financing on favorable terms, the Company's ability to add new engines to its portfolio or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company leases its portfolio of aircraft engines primarily under operating leases. Operating leases require the Company to re-lease or sell aircraft engines in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its original investment in the aircraft engine. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell an aircraft engine on a timely basis. Among the factors are general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of aircraft engines and technological developments. Further, the value of a particular used aircraft engine varies greatly depending upon its condition, the number of hours remaining until the next major maintenance of the aircraft engine is required and general conditions in the airline industry. In addition, the success of an operating lease depends in part upon having the aircraft engine returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for aircraft engines will be realized. If the Company is unable to re-lease or resell aircraft engines on favorable terms, its business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

The Company also engages in the short-term trading of commercial aircraft engines in the aftermarket. Although it is the Company's general policy not to purchase engines on speculation, the Company has and, if it deems appropriate, may in the future purchase engines without having a commitment for the engines' resale. If the Company were to purchase an engine without having a firm commitment for its resale or if a firm commitment for resale were to exist but not be consummated for whatever reason, the Company would be subject to all the risks of ownership of the engine as described above.

The Company also engages in the purchase and resale of aftermarket airframes, airframe rotable parts, engine parts, engines and modules. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration ("FAA") and/or the equivalent regulatory agencies in other countries. Parts must also be traceable to sources deemed acceptable by such agencies. Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced.

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

The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Due to the Company's rapid pace of growth over the past year, the Company has recently added to its management team. On June 17, 1997, Rae A. Capps, formerly Vice President, General Counsel and Corporate Secretary for Hawaiian Airlines, joined the Company as Senior Vice President and General Counsel. On July 30, 1997, Donald A. Nunemaker, formerly President and CEO of LeasePartners, Inc., joined the Company as Chief Administrative Officer and Executive Vice President. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. Any inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Part 2.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of the stockholders of Willis Lease Finance Corporation on May 14, 1997, the following matters were voted upon:


         Description                                           Votes
         -----------                                           -----

1.  Election of Board of Directors

         Ross K. Anderson                            3,791,964         For
                                                         1,700         Withheld

         William M. LeRoy                            3,791,964         For
                                                         1,700         Withheld

         William L. McElfresh                        3,791,964         For
                                                         1,700         Withheld

         Willard H. Smith, Jr.                       3,791,964         For
                                                         1,700         Withheld

         Charles F. Willis, IV                       3,791,964         For
                                                         1,700         Withheld

2.  Appointment of Independent Public Accountants

         KPMG Peat Marwick LLP                       3,790,364         For
                                                         1,700         Against
                                                         1,600         Abstain

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit Number                Description
      --------------                -----------

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

         3.3      Bylaws.   Incorporated   by   reference   to  Exhibit  3.3  to
                  Registration Statement No. 333-5126-LA filed on June 21, 1996.

         10.19 Loan Agreement dated June 12, 1997, together with related documents, for a $15 million revolving credit facility.

         10.20 Amendment dated July 28, 1997, to loan agreement dated June 12, 1997, for the increasing of the revolving credit facility to $30 million from $15 million.

         11.1     Statement regarding computation of per share earnings.

         27.1     Financial Data Schedule

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Willis Lease Finance Corporation

Date:    August 13, 1997
                                         By:    /s/  Elliot M. Fischer
                                         -----------------------------------
                                         Elliot M. Fischer
                                         Chief Financial Officer, Controller