Form 10-Q
period 1997-08-30
WILLIS LEASE FINANCE CORP
filed 1997-11-10
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from December 1996, to September 1997

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           TITLE OF EACH CLASS              OUTSTANDING AT NOVEMBER 5, 1997
           -------------------              -------------------------------
       Common Stock, No Par Value                      5,452,320

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                   Page No.
                                                                                       -------
ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               As of September 30, 1997 and December 31, 1996                              3

               Consolidated Statements of Income
               Three months and nine months ended September 30, 1997 and 1996              4

               Consolidated Statements of  Shareholders' Equity
               Year ended December 31, 1996 and nine months ended September 30, 1997       5

               Consolidated Statements of Cash Flows
               Nine months ended September 30, 1997 and 1996                               6

               Notes to Consolidated Financial Statements                                  7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                   9

PART 2.        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                           17

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1997             1996
                                                          ------------     ------------
                                                           (Unaudited)       (Audited)
ASSETS
Cash and cash equivalents                                 $  6,603,045     $  6,573,241
Deposits                                                    14,220,403       13,600,204
Equipment held for operating lease, less accumulated
   depreciation of $17,154,618 at September 30, 1997
   and $16,372,418 at December 31, 1996                    125,924,782       96,092,429
Net investment in direct finance lease                       9,961,033               --
Property, equipment and furnishings, less accumulated
   depreciation of $240,275 at September 30, 1997
   and $160,407 at December 31, 1996                           507,638          458,780
Spare parts inventory                                        9,569,416        4,057,648
Maintenance billings receivable                              1,078,400        1,107,283
Operating lease rentals receivable                             108,712          405,601
Receivables from spare parts sales                           3,342,133          854,566
Other receivables                                               82,304          829,522
Other assets                                                 1,620,590          953,419
                                                          ------------     ------------
Total assets                                              $173,018,456     $124,932,693
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                     $  2,144,727     $  2,753,641
Salaries and commissions payable                               909,982          538,658
Deferred income taxes                                        8,980,369        5,949,676
Deferred gain                                                  189,902          209,774
Notes payable and accrued interest                         105,224,643       73,185,657
Capital lease obligation                                     2,837,703        2,960,457
Residual share payable                                       1,797,404        1,199,279
Maintenance deposits                                        17,925,155       11,680,525
Security deposits                                            2,480,392        1,978,505
Unearned lease revenue                                       1,364,679        1,274,269
                                                          ------------     ------------
Total liabilities                                         $143,854,956     $101,730,441

Shareholders' equity:
Common stock, no par value. Authorized 20,000,000
  shares; 5,452,320 and 5,426,793 issued and
  outstanding at September 30, 1997
  and December 31, 1996, respectively                       16,276,933       16,055,689
Retained earnings                                           12,886,567        7,146,563
                                                          ------------     ------------
Total shareholders' equity                                  29,163,500       23,202,252
                                                          ------------     ------------
Total liabilities and shareholders' equity                $173,018,456     $124,932,693
                                                          ============     ============


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ------------------------------      ------------------------------
                                                               1997              1996              1997              1996
                                                           ------------      ------------      ------------      ------------
REVENUE
Operating lease revenue                                    $  4,937,206      $  3,544,111      $ 13,481,032      $ 10,379,013
Finance lease revenue                                           222,763                --           222,763                --
Gain on sale of leased equipment                                936,069                --         1,333,448                --
Spare part sales                                              5,581,648           868,768        11,459,311         3,303,123
Sale of equipment acquired for resale                         2,600,000         2,781,015        12,747,840         9,605,315
Interest and other income                                        90,821           149,887           543,660           196,702
                                                           ------------      ------------      ------------      ------------
Total revenue                                              $ 14,368,507      $  7,343,781      $ 39,788,054      $ 23,484,153

EXPENSES
Interest expense                                              2,068,997         1,100,640         5,225,603         3,371,351
Depreciation expense                                          1,140,692           734,660         2,995,121         2,512,585
Residual share                                                  226,659           161,813           598,125           535,795
Cost of spare part sales                                      4,044,196           217,649         7,751,179         1,603,609
Cost of equipment acquired for resale                         2,033,687         3,017,625        10,671,668         8,551,229
General and administrative                                    2,434,013         1,332,830         6,358,000         3,434,216
                                                           ------------      ------------      ------------      ------------
Total expenses                                               11,948,244      $  6,565,217        33,599,696      $ 20,008,785
Income before income taxes, minority
interest and extraordinary item                               2,420,263           778,564         6,188,358         3,475,368
Income taxes                                                   (969,327)         (300,404)       (2,456,283)       (1,394,943)
                                                           ------------      ------------      ------------      ------------
Income before minority interest and extraordinary item        1,450,936           478,160         3,732,075         2,080,425
Less: minority interest in net income of subsidiary                  --           (44,601)               --           (79,053)
                                                           ------------      ------------      ------------      ------------
Income before extraordinary item                              1,450,936           433,559         3,732,075         2,001,372
Extraordinary item less applicable income taxes                      --                --         2,007,929                --
                                                           ------------      ------------      ------------      ------------
Net Income                                                 $  1,450,936      $    433,559      $  5,740,004      $  2,001,372
                                                           ============      ============      ============      ============
Earnings per common share:
Income before extraordinary item                                   0.25              0.13              0.65              0.62
Extraordinary item                                                   --                --              0.36                --
                                                           ------------      ------------      ------------      ------------
Net Income                                                         0.25              0.13              1.01              0.62
                                                           ============      ============      ============      ============
Weighted average number of shares outstanding                 5,741,448         3,425,287         5,708,569         3,215,148
                                                           ============      ============      ============      ============


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1996 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                             Issued and
                                             outstanding                                   Advances        Total
                                             shares of      Common         Retained        to              shareholders'
                                             common stock   stock          earnings        shareholders    equity
                                             ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1995                       1,500   $        500   $  5,293,566    $   (481,789)   $  4,812,277
Common stock issued and
   proceeds from IPO, net                       5,425,293     16,055,189             --              --      16,055,189
Repayments to shareholders, net                        --             --             --         481,789         481,789
Dividends                                              --             --       (951,475)             --        (951,475)
Net income                                             --             --      2,804,472              --       2,804,472
                                             ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                    5,426,793     16,055,689      7,146,563              --      23,202,252
Shares issued                                      25,527        221,244             --              --         221,244
Net income                                             --             --      5,740,004              --       5,740,004
                                             ------------   ------------   ------------    ------------    ------------
Balances at September 30, 1997 (unaudited)      5,452,320   $ 16,276,933   $ 12,886,567              --    $ 29,163,500
                                             ============   ============   ============    ============    ============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                  1997               1996
                                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   5,740,004      $   2,001,372
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation of equipment held for lease                                         2,905,016          2,460,703
Depreciation of property, equipment and furnishings                                 90,105             51,882
(Gain) loss on sale of property, equipment and furnishings                         (45,122)             5,700
Gain on sale of leased equipment                                                (1,333,448)                --
Increase in residual share payable                                                 598,125            535,795
Minority interest in net income of subsidiary                                           --            (84,774)
Changes in assets and liabilities:
    (Increase) decrease in deposits                                               (620,199)           246,955
    Increase in spare parts inventory                                           (5,511,768)          (681,650)
    Increase in receivables                                                     (1,414,577)          (771,175)
    Increase in other assets                                                      (667,171)        (1,281,508)
    (Decrease) increase  in accounts payable and accrued expenses                 (608,914)         5,198,453
    Increase in salaries and commission payable                                    371,324            163,544
    Increase in deferred income taxes                                            3,030,693          1,387,088
    Decrease in deferred gain                                                      (19,872)                --
    (Decrease) increase in accrued interest                                       (364,270)            25,045
    Increase in maintenance deposits                                             6,244,630            952,088
    Increase in security deposits                                                  501,887            619,188
    Increase (decrease) in unearned lease revenue                                   90,410            (95,785)
                                                                             -------------      -------------
Net cash provided by operating activities                                        8,986,853         10,732,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net of selling        12,083,807            997,350
expenses)
Proceeds from sale of property, equipment and furnishings                           80,500             28,200
Purchase of equipment held for operating lease                                 (43,487,728)        (4,121,670)
Purchase of property, equipment and furnishings                                   (174,341)          (236,558)
Investment in direct finance lease                                             (10,095,000)                --
Principal payments received on direct finance lease                                133,967                 --
                                                                             -------------      -------------
Net cash used in investing activities                                          (41,458,795)        (3,332,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from shareholder, net                                                        --            476,204
Proceeds from issuance of notes payable                                        104,038,706          2,484,467
Proceeds from issuance of common stock                                             221,244         13,949,759
Principal payments on notes payable                                            (71,635,450)        (9,945,597)
Cash dividends paid on common stock                                                     --           (500,000)
Principal payments on capital lease obligation                                    (122,754)                --
                                                                             -------------      -------------
Net cash provided by financing activities                                       32,501,746          6,464,833
Increase in cash and cash equivalents                                               29,804         13,865,076
Cash and cash equivalents at beginning of period                                 6,573,241            815,649
                                                                             -------------      -------------
                                                                             $   6,603,045      $  14,680,725
Cash and cash equivalents at end of period                                   =============      =============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-KA for the fiscal year ended December 31, 1996.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, and December 31, 1996, and the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations and cash flows for the nine month period ended September 30, 1997, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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

During the quarter ended September 30, 1997, the Company recorded an allowance for estimated returns of spare parts based on recent experience. Such returns occur in the ordinary course of the Company's business.

3. Shares Issued

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on June 21, 1996. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through their periodic payroll deduction under the Purchase Plan. The purchase price is the lesser of 85% of the market price of the Common Stock at the beginning of each purchase interval or 85% of the market price of the Common Stock at the end of each purchase interval. A reserve of 75,000 shares of Common Stock has been established for this purpose. During the nine month period ended September 30, 1997, the Company issued 10,527 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

Under the 1996 Stock Option/Stock Issuance Plan, 525,000 shares of the Company's Common Stock were set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. During the nine month period ended September 30, 1997, 15,000 stock options were exercised in connection with this agreement.

4. Financing

In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2 million or $0.36 per weighted average share, net of tax. The new facility bears interest at LIBOR plus 2.5% and matures in February 1998. At that time, the Company has the option to extend the facility for an additional six years.

In June 1997, the Company obtained a $15 million revolving credit facility to finance the acquisition of engines and high-value spare parts for sale or lease. In July 1997, the Company increased this facility to $30 million. This facility, which expires on June 12, 1998, bears interest at prime plus 50 basis points and may be renewed annually.

5. Subsequent event

On October 5, 1997, Western Pacific Airlines, Inc., a domestic lessee of three engines with a combined net book value of $8.7 million filed a petition under Chapter 11 of the Bankruptcy Code in the District of Colorado. Western Pacific has 60 days from October 5, 1997, to agree to perform its obligations and to cure any defaults under its leases with the Company. If Western Pacific does not cure its defaults, the Company intends to repossess its engines. Although the Company has not received any payments from Western Pacific in October 1997, the Company has security deposits and prepaid rents totaling $284,500 relating to these engines. At this time, the Company does not anticipate that the bankruptcy will have a material adverse effect on the Company's financial position or results of operations.

6. Earnings Per Share

For the purposes of calculating earnings per share, weighted average shares outstanding includes the effect, if any, of outstanding options and warrants.

7. Commitments

In June 1997, the Company committed to purchase nine aircraft engines. The Company is obligated to purchase these engines by December 31, 1997. The agreement provides that, to the extent that a purchased engine will be overhauled by the seller, the payment of both the purchase price and the cost of the overhauled engine will be deferred until the engine is overhauled and delivered to the Company. It is not known at this time how many engines will be overhauled. As of September 30, 1997, three of the nine engines subject to this agreement have been purchased.

The Company has entered into commitments for the purchase of an aircraft for disassembly by WASI, the purchase of two engines for the lease portfolio and the purchase of three commuter aircraft with three spare engines for the lease portfolio. The aggregate purchase price for these assets is $19.9 million and as of September 30, 1997, deposits of $310,000 have been made in connection with these purchases. The Company has arranged financing for one engine and is in the process of arranging financing for the other purchases.

8.  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between primary earnings per share under current accounting standards and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Diluted earnings per share under the new Statement will include potential dilution of convertible securities, stock options and warrants. The Statement is effective for the Company's third quarter of 1997 and requires restatement of all prior periods presented under the new Statement. Basic earnings per share under the new Statement would have been $.27 and $.13 for the three months ended September 30, 1997 and 1996, and $1.05 and $.62 for the nine months ended September 30, 1997 and 1996. Diluted earnings per share under the new Statement would have been $.26 and $.13 for the three months ended September 30, 1997 and 1996, and $1.03 and $.62 for the nine months ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the business of providing operating leases of commercial jet aircraft engines and aircraft equipment and selling aircraft engines and parts to air carriers and overhaul/repair facilities worldwide. The Company's core business is acquiring and leasing commercial aircraft spare engines and other aircraft equipment, primarily pursuant to operating leases. As a significant corollary to its core business, the Company, through its wholly-owned subsidiary Willis Aeronautical Services, Inc., ("WASI"), specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. The Company also engages in the selective purchase and resale of commercial aircraft engines

Summary of Financial Results for the Quarter Ended September 30, 1997. Total revenues for the quarter ending September 30, 1997, were $14.4 million, compared to $7.3 million in the corresponding quarter of 1996. This increase resulted from increased revenue due to a higher asset base and significantly higher spare parts sales, offset by a slight decrease in sale of equipment acquired for resale. Net income for the quarter ending September 30, 1997, was $1.5 million, compared to $434,000 in the corresponding quarter of 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue is summarized as follows:

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                   1997                      1996
                                          ---------------------      ---------------------
                                           Amount         %           Amount         %
                                          --------     --------      --------     --------
                                                        (dollars in thousands)
Leasing activities                           5,160         35.9%        3,544         48.3%
Gain on sale of leased equipment               936          6.5%           --           --
Spare parts sales                            5,582         38.8%          869         11.8%
Sale of equipment acquired for resale        2,600         18.1%        2,781         37.9%
Interest and other income                       91          0.7%          150          2.0%
                                          --------     --------      --------     --------
Total                                       14,369        100.0%        7,344        100.0%
                                          ========     ========      ========     ========


Gross Profit (net of cost of sales, allowance for sales returns, depreciation and interest expense as applicable) before general and administrative expenses and income taxes is summarized as follows:

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  1997                        1996
                                          ---------------------      ----------------------
                                           Amount          %          Amount          %
                                          --------     --------      --------      --------
                                                        (dollars in thousands)
Leasing activities                           1,834         37.5%        1,596          75.0%
Gain on sale of leased equipment               936         19.2%           --            --
Spare parts sales                            1,457         29.8%          620          29.1%
Sale of equipment acquired for resale          566         11.6%         (237)        (11.1%)
Interest and other income                       91          1.9%          150           7.0%
                                          --------     --------      --------      --------
Total                                        4,884        100.0%        2,129         100.0%
                                          ========     ========      ========      ========

Lease Portfolio. During the quarter ended September 30, 1997, eight engines were added to the Company's lease portfolio at a total cost of $24.4 million and three engines were sold.

Leasing Activities. Operating lease revenue for the three months ended September 30, 1997, increased 39% to $4.9 million from $3.5 million for the comparable period in 1996. This increase reflects operating lease revenues from fourteen additional engines and five spare parts packages acquired after September 30, 1996. In late June 1997, the Company entered into two finance leases. Finance lease income generated from these transactions totaled $223,000 for the quarter ended September 30, 1997. There were no comparable transactions as of September 30, 1996.

Expenses directly related to operating lease activity increased 71% to $3.3 million for the three months ended September 30, 1997, from the comparable period in 1996. Interest expense increased 86% to $2.0 million for the three months ended September 30, from the comparable period in 1996, due primarily to an increased loan base and the replacement of the existing facility with a new loan agreement in the first quarter of 1997 bearing a higher interest rate. Residual sharing expenses increased 40% to $227,000 from the comparable period in 1996. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable up or down to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for the five engines subject to residual sharing. Depreciation expense increased 55% to $1.1 million for the three months ended September 30, 1997, from the comparable period in 1996, due to the larger asset base.

Gain on Sale of Leased Engines. During the quarter ended September 30, 1997, the Company sold two engines from the lease portfolio. These engines had a net book value of $4.4 million and they were sold for a gain of $936,000. Maintenance deposits collected on one of these engines were not required to be refunded to the lessee or remitted to the seller and are included in the gain. There were no sales of leased engines for the quarter ended September 30, 1996.

Spare Parts Sales. Revenues from spare parts sales increased 542% from $869,000 to $5.6 million compared to the three months ended September 30, 1996, due primarily to the acquisition of three engines in the second and third quarters of 1997 and the subsequent sale of parts from these engines. The gross profit, before interest expense, decreased to 28% from 75% in the corresponding period in 1996. The Company does not believe that the relatively high margin in 1996 is indicative of future results.

Sale of Equipment Acquired for Resale. During the three months ended September 30, 1997, the Company sold one engine for $1.9 million which resulted in a gain of $500,000, plus four engines acquired at a cost of $600,000 and sold for a gain of $100,000. During the three months ended September 30, 1996, the Company sold two engines for $2.8 million, resulting in a loss of $200,000 due to higher than expected overhaul costs on the engines.

Interest and Other Income. Interest and other income decreased to $91,000 from $150,000 for the three months ended September 30, 1996. This is a result of less cash on deposit earning interest.

General and Administrative Expenses. General and administrative expenses increased 83% to $2.4 million for the three months ended September 30, 1997, from $1.3 million in the comparable period in 1996. This increase reflects expenses associated with staff additions, increased rent due to the expansion of the WASI facility, as well as an increase in professional fees, insurance expense and public company costs incurred by the Company in 1997. As of September 30, 1997, the Company has 40 full-time and 4 part-time employees, compared to 1 part-time and 24 full-time employees as of September 30, 1996.

Income Taxes. Income taxes for the three months ended September 30, 1997, increased to $970,000 from $300,000 in the comparable period in 1996. This increase reflects an increase in the Company's pre-tax earnings.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue is summarized as follows:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  1997                       1996
                                          ---------------------      ---------------------
                                           Amount         %           Amount         %
                                          --------     --------      --------     --------
                                                       (dollars in thousands)
Leasing activities                          13,704         34.4%       10,379         44.2%
Gain on sale of leased equipment             1,333          3.4%           --           --
Spare parts sales                           11,459         28.8%        3,303         14.1%
Sale of equipment acquired for resale       12,748         32.0%        9,605         40.9%
Interest and other income                      544          1.4%          197          0.8%
                                          --------     --------      --------     --------
Total                                       39,788        100.0%       23,484        100.0%
                                          ========     ========      ========     ========

Gross Profit (net of cost of sales, allowance for sales returns, depreciation and interest expense as applicable) before general and administrative expenses and income taxes is summarized as follows:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  1997                       1996
                                          ---------------------      ---------------------
                                           Amount         %           Amount         %
                                          --------     --------      --------     --------
                                                       (dollars in thousands)
Leasing activities                           5,113         40.5%        4,103         59.0%
Gain on sale of leased equipment             1,333         10.5%           --           --
Spare parts sales                            3,570         28.3%        1,608         23.1%
Sale of equipment acquired for resale        2,076         16.4%        1,054         15.1%
Interest and other income                      544          4.3%          197          2.8%
                                          --------     --------      --------     --------
Total                                       12,636        100.0%        6,962        100.0%
                                          ========     ========      ========     ========

Lease Portfolio. During the first nine months of 1997, sixteen engines and five spare parts packages were added to the Company's lease portfolio at a total cost of $52.8 million. Five engines were sold from the portfolio.

Leasing Activities. Operating lease revenue for the nine months ended September 30, 1997, increased 30% to $13.5 million from $10.4 million from the comparable period in 1996. This increase reflects lease revenues from additional engines and spare parts packages acquired after September 30, 1996. In late June 1997, the Company entered into two finance leases. Finance lease income generated from these transactions totaled $223,000 for the nine months ended September 30, 1997. There were no comparable transactions as of September 30, 1996.

Expenses directly related to operating lease activity increased 37% to $8.6 million. Interest expense increased 55% to $5.0 million for the nine months ended September 30, 1997, from the comparable period in 1996, due primarily to an increased loan base and the replacement of the existing facility with a new loan agreement in the first quarter of 1997 bearing a higher interest rate. Depreciation expense increased 18% to $2.9 million for the nine months ended September 30, 1997, from the comparable period in 1996, due to the larger asset base in 1997. Residual sharing expense increased 12% to $598,000 for the nine months ended September 30, 1997, from the comparable period in 1996, due to the larger asset base in 1997. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable up or down to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for the five engines subject to residual sharing.

Gain on Sale of Leased Engines. During the nine months ended September 30, 1997, the Company sold three engines from the lease portfolio. These engines had a net book value of $6.1 million and they were sold for a gain of $1.3 million. There were no sales of leased engines for the nine months ended September 30, 1996.

Spare Parts Sales. Revenues from spare parts sales increased 247% to $11.5 million. The gross margin decreased to 32% in 1997 from 51% in the corresponding period in 1996. The Company does not believe that the relatively high margin in 1996 is indicative of future results.

Sale of Equipment Acquired for Resale. During the nine months ended September 30, 1997, the Company sold 10 engines for $12.7 million which resulted in a gain of $2.1 million, compared to the nine months ended September 30, 1996, during which the Company sold five engines for $9.6 million resulting in a gain of $1.1 million. Included in the 1997 sales was one transaction involving the sale of four engines acquired at a cost of $600,000 and sold for a gain of $100,000.

Interest and Other Income. Interest and other income for the nine months ended September 30, 1997, increased to $544,000 from $197,000 for the nine months ended September 30, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Company's initial public offering.

General and Administrative Expenses. General and administrative expenses increased 85% to $6.4 million for the nine months ended September 30, 1997, from the comparable period in 1996. This increase reflects expenses associated with staff additions, increased rent due to the expansion of the WASI facility, as well as an increase in professional fees, insurance expense and public company costs.

Income Taxes. Income taxes for the nine months ended September 30, 1997, increased to $2.5 million from $1.4 million for the comparable period in 1996. This increase reflects an increase in the Company's pre-tax earnings.

Extraordinary Item. In February 1997, the Company obtained a new loan agreement for $41.5 million to replace the existing note of $44.2 million. The transaction resulted in an extraordinary gain of $2 million, net of tax, or $.36 per weighted average share.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company financed two engines using its $15 million financial program with Fleet Capital Corporation. The total amount borrowed was $6.3 million with interest rates varying from 8.9% to 10%.

At September 30, 1997, $66.6 million of the Company's borrowings were on a variable rate basis, at various interest rates tied to either LIBOR or the Prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. To date, these variable rate borrowings have resulted in lower interest expense for the Company. In September 1996, the Company purchased an amortizing interest rate cap from an investment grade financial institution (the "Counter Party") to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the Counter Party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of September 30, 1997, the notional principal amount of the cap was $37.2 million and said amount will decline to $26 million at the end of its term. The cost of the cap is being amortized as an expense over a four year period. The Company will be exposed to credit risk in the event of non-performance by the Counter Party. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the debt service that the Company pays under its floating rate borrowings.

As of September 30, 1997, the Company had four engines and three spare parts packages which had not been financed. The Company will seek permanent financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk if interest rates increase, since the underlying lease revenue is fixed.

The Company has received a letter of commitment from a financial institution to provide an $80 million warehouse facility to a special purpose subsidiary of the Company, for the financing of jet aircraft engines to be transferred by the Company to such finance subsidiary. The facility will become available immediately upon completion of definitive agreements. This transaction's structure is intended to facilitate future public or private securitized note issuances by the special purpose subsidiary. This facility is expected to have an eight year term and to bear interest at LIBOR plus 225 basis points. This facility requires the issuer to hedge 50% of this facility against interest rate changes.

The Company believes that its current and anticipated credit facilities and internally generated funds and cash on hand should be sufficient to fund the Company's anticipated operations for the immediate future. The Company anticipates that it will also need to raise additional equity capital to continue its growth.

The Company's ability to successfully execute its business strategy is dependent in part on its ability to raise equity capital and to obtain debt capital. There can be no assurance that the necessary amount of such equity or debt capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to obtain any portion of required financing on favorable terms, the Company's ability to add new engines and parts packages to its portfolio or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

In June 1997, the Company committed to purchase nine aircraft engines. The Company is obligated to purchase these engines by December 31, 1997. The agreement provides that, to the extent that a purchased engine will be overhauled by the seller, the payment of both the purchase price and the cost of the overhauled engine will be deferred until the engine is overhauled and delivered to the Company. It is not known at this time how many engines will be overhauled. As of September 30, 1997, three of the nine engines subject to this agreement have been purchased.

The Company has entered into commitments for the purchase of an aircraft for disassembly by WASI, the purchase of two engines for the lease portfolio and the purchase of three commuter aircraft with three spare engines for the lease portfolio. The aggregate purchase price for these assets is $19.9 million and as of September 30, 1997, deposits of $310,000 have been made in connection with these purchases. The Company has arranged financing for one engine and is in the process of arranging financing for the other purchases.

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

The Company leases its portfolio of aircraft equipment and spare parts packages (collectively "Aircraft Equipment") primarily under operating leases. Operating leases require the Company to re-lease or sell Aircraft Equipment in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its original investment in the Aircraft Equipment. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell Aircraft Equipment on a timely basis. Among the factors are general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of the Aircraft Equipment and technological developments. Further, the value of a particular used aircraft engine varies greatly depending upon its condition, the number of hours remaining until the next major maintenance of the aircraft engine is required and general conditions in the airline industry. In addition, the success of an operating lease depends in part upon having the Aircraft Equipment returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for the Aircraft Equipment would be realized. If the Company is unable to re-lease or sell the Aircraft Equipment on favorable terms, its business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

The Company through WASI, also acquires aviation equipment such as whole engines or airframes which can dismantled and sold as parts. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration ("FAA"). Parts must also be traceable to sources deemed acceptable by the FAA. Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced. In addition, if the Company did not sell airframe and engine component parts that it purchases soon after acquisition, the Company would be subject to all the risks of ownership described above.

The Company also engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket. On occasion, the Company purchases engines or components without having a commitment for their sale or lease. If the Company purchased an engine or components without having a firm commitment for their sale or if a firm commitment for sale were to exist but not be consummated for whatever reason, the Company would be subject to all the risks of ownership described above.

The Company would be affected by downturns in the air transportation industry in general. In particular, substantial increases in fuel costs or interest rates, increasing fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables under a lease or to repossess Aircraft Equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition or results of operations. In most cases where a debtor seeks protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), creditors are automatically stayed from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of the aircraft equipment. Specifically, the airline has 60 days from the date the airline seeks protection under Chapter 11 of the Bankruptcy Code to agree to perform its obligations and to cure any defaults. If it does not do so, the lessor may repossess the aircraft equipment. The scope of Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of
Section 1110 will protect the Company's investment in an aircraft engine in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

 The Company has experienced fluctuations in its quarterly results and anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of acquisitions and sales of engines and spare parts and engine marketing activities, unanticipated early lease terminations or default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results for preceding quarters are not necessarily meaningful and that results for any one quarter should not be relied upon as an indication of future performance. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock.

In 1996, approximately 61% of the Company's lease revenue was generated by leases to foreign customers. During the nine months ended September 30, 1997, approximately 64% of the Company's lease revenue was generated by leases to foreign customers. Such leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To date, the Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.

In some circumstances, the Company acquires and leases assets before it has secured debt financing. There can be no assurance that debt financing will be available after the asset has been acquired or, if available, at attractive rates or terms. Factors that could cause debt financing to be more expensive or unavailable include changes in interest rates, financial conditions of the lessee or the Company, prospects for the airline industry or the asset type as well as general economic conditions. If debt financing is not available, a like amount of the Company's equity capital would be unavailable for use to acquire additional assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. Due to the Company's rapid pace of growth over the past year, the Company hired three new officers (an Executive Vice President and Chief Administrative Officer, an Executive Vice President and Chief Financial Officer and a Senior Vice President and General Counsel) during the four months prior to September 30, 1997. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. An inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

One of the components of the Company's growth strategy is the selected acquisition of businesses complementary to the Company's existing businesses and possible expansion into new aviation-related activities. The inability of the Company to identify suitable acquisition candidates or to complete acquisitions on reasonable terms could adversely affect the Company's ability to grow. In addition, any acquisition or expansion made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets. The Company also may experience difficulties in the assimilation of operations, services, products and personnel, an inability to sustain or improve historical revenue levels, the diversion of management's attention from ongoing business operations and the potential loss of key employees. Any of the foregoing could have a material effect on the Company's financial condition, results of operations and prospects.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit Number              Description
               --------------              -----------
        (a)    Exhibits

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

        3.3    Bylaws. Incorporated by reference to Exhibit 3.3 to Registration
               Statement No. 333-5126-LA filed on June 21, 1996.

       10.19 Engine Sales Agreement dated, August 14, 1997, together with related documents, for a $47.022 million purchase from Pratt &
               Whitney for nine bare Pratt & Whitney 4056 engines.

       10.20 Loan Agreement dated September 8, 1997, together with related documents, for a $2.025 million loan from Fleet Capital
               Corporation relating to the financing of equipment leased to Delta Air Lines.

       10.21 Loan Agreement dated September 17, 1997, together with related documents, for a $4.277 million loan from Fleet Capital
               Corporation relating to the financing of equipment leased to GE
               ESI.

       11.1    Statement regarding computation of per share earnings.

       27.1    Financial Data Schedule

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Willis Lease Finance Corporation

Date:   November 5, 1997
                                        By: /s/ James D. McBride
                                        ----------------------------------------
                                        James D. McBride
                                        Chief Financial Officer