Form 10-K
period 1997-12-31
WILLIS LEASE FINANCE CORP
filed 1998-03-20
CIK 1018164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number:

                        WILLIS LEASE FINANCE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                        68-0070656
  (STATE OR OTHER JURISDICTION             (IRS EMPLOYER
      OF INCORPORATION OR               IDENTIFICATION NO.)
         ORGANIZATION)

       180 HARBOR DRIVE,                       94965
    SUITE 200, SAUSALITO, CA                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)

       Registrant's telephone number, including area code  (415) 331-5281

          Securities registered pursuant to Section 12(b) of the Act:

                     Name of Each                                            Exchange on
                 Title of Each Class                                       Which Registered
------------------------------------------------------  ------------------------------------------------------

                     Common Stock                                               NASDAQ

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998 was approximately $60,099,041 million (based on a closing sale price of $21.125 per share as reported on the NASDAQ National Market). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's Common Stock outstanding as of March 9, 1996 was 7,210,598.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WILLIS LEASE FINANCE CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                       PART I

                                                                                                               PAGE
                                                                                                             ---------

Item 1.     Business.......................................................................................
Item 2.     Properties.....................................................................................
Item 3.     Legal Proceedings..............................................................................
Item 4.     Submission of Matters to a Vote of Security Holders............................................

                                                       PART II

Item 5.     Market for Registrant's Common Equity and related Stockholder Matters..........................
Item 6.     Selected Financial Data........................................................................
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........
Item 8.     Financial Statements and Supplementary Data....................................................
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........

                                                       PART III

Item 10.    Directors and Executives Officers of the Registrant............................................
Item 11.    Executive Compensation.........................................................................
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions.................................................

                                                       PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K..........................................

                                     PART I

ITEM 1.  BUSINESS

    Willis Lease Finance Corporation and its subsidiaries (the "Company") is a provider of operating leases of aircraft equipment and aircraft parts worldwide. The Company's core business is acquiring and leasing commercial aircraft spare engines and other aircraft equipment to domestic and international airlines, manufacturers and overhaul/repair facilities pursuant to operating leases. As a significant corollary to its core business, the Company through its wholly owned subsidiary Willis Aeronautical Services, Inc. ("WASI"), acquires engine parts and other aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket.

    The Company is a California corporation which commenced its leasing business in 1988. Its executive offices are located at 180 Harbor Drive, Suite 200, Sausalito, California 94965. The Company transacts business directly and through its subsidiaries unless otherwise indicated.

INDUSTRY BACKGROUND

    Commercial airlines typically maintain a number of spare aircraft engines to ensure that their aircraft are not grounded when engines or parts are removed for normal maintenance or as a result of failure. Industry analysts estimate that the worldwide fleet of approximately 11,500 commercial aircraft utilizes approximately 30,000 engines, including approximately 5,000 spare engines valued at over $11 billion. The Boeing 1997 Current Market Outlook (the "Boeing Report") estimates 16,160 new commercial aircraft will be added over the next 20 years, resulting in a projected worldwide fleet of approximately 23,600 commercial aircraft in 2016, net of retired aircraft. These 16,160 new deliveries, which represent a mixture of two-, three- and four-engined aircraft, will require approximately 35,000 installed engines and, assuming a ratio of approximately 15% spare engines to installed engines, approximately 5,300 additional spare engine acquisitions over the next 20 years. The Boeing Report, and the foregoing numbers, do not address the additional number of aircraft and engines which will be required to service the commuter or corporate markets.

    Airlines have increasingly turned to operating leases as an alternative to traditional financing of their aircraft, engines and spare parts. Aviation Week and Space Technology ("Aviation Week") reports that leasing will be the primary means by which the global air transport industry acquires new aircraft between now and 1999, and probably beyond. Aviation Week, based upon data provided by GE Capital Aviation Services, states that in 1986, 41% of the world's airlines owned all of their equipment, 15% leased all of their equipment and 44% used a mix of the two (with 80% owned and 20% leased). By contrast, in 1996, only 16% owned all of their equipment, while 42% leased all of their equipment and 42% used a mix of the two (with 40% owned and 60% leased).

    Advantages to airlines of leasing include greater flexibility in fleet management, off-balance sheet treatment of operating leases, the ability to employ funds without affecting debt-to-equity ratios, and the shifting of residual value risk to a third party. The Company believes that airlines are increasingly considering their spare aircraft engines and spare parts as significant capital assets suitable for lease. Due to the increasing cost of newer aircraft equipment, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing for capital asset acquisitions, the Company believes this trend toward operating leases will continue.

STRATEGY

    The Company's strategy for its leasing business is to focus primarily on operating leases of commercial aircraft engines and aircraft parts worldwide while maximizing residual values. The Company purchases primarily aftermarket commercial aircraft equipment for lease and resale. The Company focuses on noise compliant Stage III commercial jet aircraft engines for its lease portfolio. As of December 31, 1997, all of the Company's engines were Stage III engines and were generally suitable for use on one or more commonly used aircraft.

    Additionally, the Company has made a selective investment in aircraft for lease and may make further such investments in the future. This investment, which occurred in late 1997, involved the purchase of three commuter aircraft for the lease portfolio.

    Through the spare parts and component sales operations of its WASI subsidiary, the Company sells aircraft spare parts to commercial passenger airlines, air cargo carriers, overhaul/repair facilities and other spare parts distributors. WASI can provide some parts for maintenance and overhaul of the Company's engines at prices lower than the Company could obtain from third parties. As engines in the Company's leasing portfolio age and reach the point at which they are more valuable as component parts, the Company expects that WASI will be able to sell engine components from such engines.

AIRCRAFT EQUIPMENT LEASING

    Most of the Company's current leases to air carriers, manufacturers and overhaul/repair facilities are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks associated with the residual value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Ownership Risks."

    The Company primarily targets the medium-term lease market, which generally consists of leases with three to ten year lease terms. Airlines, manufacturers and overhaul/repair facilities leasing for this term generally do so when their projected utilization of specific equipment is deemed to be less than its useful life, or when they seek to manage their cash flow more efficiently while strengthening their balance sheets. All of the Company's lease transactions with three to ten year lease terms are triple-net leases. A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the Company generally requires the lessee to maintain the aircraft engine in accordance with an approved maintenance program designed to ensure that the aircraft engine meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk. To date, the Company has attempted to minimize its currency and exchange risks by negotiating all of its lease transactions in U.S. Dollars. In addition, to date, all guarantees obtained to support various lease agreements are denominated and payable in U.S. Dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--International Risks."

    The Company recently made its first investment in the aircraft leasing market by purchasing three turbo-prop commuter aircraft and three spare engines which are leased to a domestic commuter airline. Generally, the same benefits, issues and risks that apply to aircraft engine leasing apply to the lease of aircraft. The Company anticipates that it may invest in additional aircraft for lease in the future.

    In addition to the benefits, issues and risks that apply to the leasing of aircraft equipment generally, leases of spare parts may involve additional risks. For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

    The Company typically collects maintenance reserves and security deposits from engine lessees and security deposits from its aircraft lessee and its parts lessees. Generally, the Company collects, in advance, a security deposit equal to at least one month's lease payment, together with one month's estimated maintenance reserve. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repair associated with engine use or maintenance is required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Parts leases generally require that the parts be returned in the condition they were in at lease inception.

    The Company makes an independent analysis of the credit risk associated with each lessee before entering into a lease transaction. The Company's credit analysis generally consists of evaluating the prospective lessee's financial standing utilizing financial statements, trade references and/or banking references. In certain circumstances, where the Company or its lenders believe necessary, the Company may require its lessees to obtain a partial letter of credit or a guarantee. The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine its ability to repossess its collateral should the need arise. While the Company has experienced some collection problems, including delay in lease rental payments, to date the Company has not experienced material losses attributable to such problems; however, there can be no assurance that the Company will not experience collection problems or significant losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Customer Credit Risks."

    During a given lease period, the Company's leases require that the leased equipment undergo maintenance and inspection at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when equipment comes off-lease, it undergoes thorough inspection to verify compliance with lease return conditions. Maintenance, overhaul and thorough inspections during and after the lease term help ensure that the Company's leased equipment maintains its residual value. While there can be no assurance that the Company's maintenance and inspection requirements will result in a realized return to the Company upon termination of a lease, the Company believes that its emphasis on maintenance and inspection generally helps it to recover its investment in leased equipment.

    Upon termination of a lease, the Company will re-lease or sell the aircraft equipment or will dismantle or have equipment dismantled and will sell the parts. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply and cost of aircraft equipment and technological developments. In addition, the value of a particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its ability to service debt may be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Ownership Risks" and "Business--Aircraft Equipment Portfolio."

AIRCRAFT EQUIPMENT LESSEES

    As of December 31, 1997, the Company had 42 engines under leases to 28 customers in 17 countries, 3 aircraft on lease to one customer and 8 spare parts packages on lease to 7 customers in 7 countries.

    The following table displays the regional profile of the Company's operating lease customer base by revenue for the years ended December 31, 1996 and December 31, 1997. No single country other than the

United States accounted for more than 13% and 14% of the Company's lease revenue for the years ended December 31, 1997 and December 31, 1996 respectively.

                                                                  YEAR ENDED                    YEAR ENDED
                                                              DECEMBER 31, 1997             DECEMBER 31, 1996
                                                         ----------------------------  ----------------------------
                                                         OPERATING LEASE               OPERATING LEASE
                                                             REVENUE      PERCENTAGE       REVENUE      PERCENTAGE
                                                         ---------------  -----------  ---------------  -----------
                                                                           (DOLLARS IN THOUSANDS)
United States..........................................     $   6,718            35%      $   5,295            39%
Europe.................................................         5,432            29%          2,840            21%
Mexico.................................................         2,479            13%          1,865            14%
Canada.................................................         1,521             8%          1,291             9%
Australia/New Zealand..................................         1,027             6%          1,030             7%
Asia...................................................           807             4%            889             6%
South America..........................................           778             4%            530             4%
Middle East............................................           251             1%             --             --
                                                              -------          -----        -------          -----
Total..................................................     $  19,013           100%      $  13,740           100%
                                                              -------          -----        -------          -----
                                                              -------          -----        -------          -----

    For the years ended 1997 and 1996, Aerovias de Mexico, S.A. de C.V., a lessee customer of the Company, contributed approximately 13% and 14% respectively of operating lease revenue.

    As of December 31, 1997, the Company had 2 engines under finance lease to one Asia based lessee which generated $0.4 million of revenue in 1997. The Company had no such leases in 1996.

AIRCRAFT EQUIPMENT PORTFOLIO

    The Company's management frequently reviews opportunities to acquire suitable aircraft engines based on market demand, customer airline requirements and in accordance with the Company's engine portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific engines, the Company generally takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model and configuration of the engines and their anticipated obsolescence. As a result, certain types and configurations of engines do not necessarily fit the profile for inclusion in the Company's portfolio of engines owned and used in its leasing operation. The Company focuses particularly on the noise compliant Stage III aircraft engines. As of December 31, 1997, all of the engines in the Company's lease portfolio were Stage III engines and were generally suitable for use on one or more commonly used aircraft. The Company purchases a majority of its engines in the aftermarket, primarily from airlines or other leasing companies. The Company applies the same general review process it uses for acquisition of aircraft engines to possible acquisitions of aircraft and parts for lease. The Company's investment in aircraft in late 1997 involved the purchase of three de Havilland DHC-8 commuter aircraft. These aircraft are Stage III compliant. The Company's parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft.

    The Company's commercial aircraft engine portfolio consists of aircraft engines manufactured by CFM International ("CFM"), General Electric ("CF"), Pratt & Whitney ("JT" and "PW") and Rolls Royce ("RB").

AIRCRAFT EQUIPMENT HELD FOR LEASE

    At December 31, 1997, the Company had 44 aircraft engines and related equipment, 8 spare parts packages and 3 aircraft with an aggregate original cost of $163.9 million in its lease portfolio. At December 31, 1996, the Company had 32 aircraft engines with an aggregate original cost of $112.5 million, 3 spare parts packages and no aircraft in its lease portfolio.

    As of December 31, 1997, minimum future rentals under the noncancelable leases of these aircraft assets was as follows:

                                                                                      (IN
YEAR                                                                              THOUSANDS)
-------------------------------------------------------------------------------  -------------
1998...........................................................................    $  20,230
1999...........................................................................       16,182
2000...........................................................................       11,817
2001...........................................................................        8,560
2002...........................................................................        5,957
Thereafter.....................................................................        7,018
                                                                                 -------------
                                                                                   $  69,764
                                                                                 -------------
                                                                                 -------------

AIRCRAFT EQUIPMENT FINANCING/SOURCE OF FUNDS

    The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 100% of the engine purchase price on a recourse, non-recourse or partial recourse basis. Under most of the Company's term loans, the lender is entitled to receive most of the lease payments associated with the financed engines to apply to debt service. Under the Company's warehouse facilities, the lender is paid interest only until such time as loans under the facilities become due. Generally, lenders take a security interest in the engines. The Company retains ownership of the engines, subject to such security interest. Loan interest rates often reflect the financial condition of the underlying lessees, the terms of the lease and percentage of purchase price advanced, and for full or partial recourse loans, the financial condition of the Company. The Company obtains the balance of the purchase price of the engine, the "equity" portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings.

    The loans available to the Company under recourse arrangements are secured by the financed engines and the assignment of lease payments due under the related leases. Upon default under a loan covering equipment financed through recourse borrowings, the lender providing the financing can foreclose on the equipment, repossess and sell such equipment and seek any balance due on such financing from the Company to the extent of the recourse.

    The credit standing of certain of the Company's customers and the long operating life of aircraft engines allows the Company to finance some of its equipment on a non-recourse or partial recourse basis. Certain of the Company's engines are owned in wholly-owned subsidiaries set up for financing purposes. Non-recourse loans represent loans to the Company's subsidiaries which own only the assets securing the loan and as to which the Company has not guaranteed the loan. The Company and its subsidiaries at December 31, 1997 had borrowings of $7.1 million of non-recourse loans and $93.7 million of full or partial recourse loans. The Company is not liable for the repayment of the non-recourse loans unless the Company breaches certain limited representations and warranties under the applicable pledge agreement. The lender assumes the credit risk of each such lease, and its only recourse, upon a default under a lease, is against the lessee and the leased engine.

    The Company has negotiated a sharing of residual proceeds with certain lenders in exchange for a higher percentage financing of certain aircraft engines. Residual sharing arrangements apply to 5 of the Company's engines as of December 31, 1997. The Company accrues for its residual sharing obligations using net book value as a proxy for residual proceeds.

    Generally, the Company has borrowed to finance the acquisition of aircraft and parts packages on terms similar to those for engines. Such borrowings have generally been on a recourse basis.

    Additionally, the Company and WASI have borrowed to finance the acquisition of spare parts for resale. The advance rates on such financing range from 70% to 85%. To date, such borrowings have been on a recourse basis or in the case of borrowings by WASI, guaranteed by the Company.

SPARE PARTS SALES

    The Company, through WASI, specializes in the purchase and resale of aftermarket engine parts, engines, modules and rotable components. WASI purchases individual engine parts from airlines and others in the aftermarket or acquires whole airframes or engines and contracts to have the airframes or engines dismantled into their component parts for resale by WASI. Some of the acquired component parts are overhauled for WASI by FAA-authorized repair agencies and then offered for sale to airlines, maintenance and repair facilities, and distributors. To date, WASI has targeted primarily General Electric CF6-50, Pratt & Whitney JT9D, PW 4000 and JT8D aircraft engines and components. These engines are the most widely used aircraft engines in the world, powering the Boeing 747, 727 and 737, McDonnell Douglas DC10 and DC9 and Airbus A-300 series of aircraft. WASI has begun to expand into engine components for the CFM-56, an engine used on the Boeing 737.

    WASI's operations have afforded the Company additional contacts and opportunities in the aircraft engine market. WASI can provide some parts for maintenance and overhaul of the Company's engines at prices lower than the Company could obtain from third parties. As engines in the Company's leasing portfolio age and reach the point at which they are more valuable as component parts, the Company expects that WASI will be able to have them dismantled, salvage valuable components and thereby maximize the residual value of the engines.

    WASI has strict guidelines regulating how parts are procured and overhauled. After the completion of an extensive facilities audit and numerous meetings with the Company's management, the Airline Suppliers Association, an FAA recognized independent quality assurance organization, accredited WASI as an aftermarket parts supplier. When procuring aircraft parts, great emphasis is placed on source and traceability. At December 31, 1997, at least 95% of WASI's inventory on hand was acquired from a certified commercial air carrier or others operating under recognized regulatory agencies accepted by the FAA. Less than 5% of the inventory was acquired from trading companies and in all such cases the parts are certified by the seller as to origin. WASI does not trade in consumable parts such as hardware/ fasteners. Hardware/fasteners are the most difficult to identify as unapproved material and in many cases are impossible to identify as unapproved material without conducting detailed analysis. WASI's trades in life-limited parts are restricted to parts that have complete traceability back to the OEM or in few cases traceability from a commercial air carrier back to the OEM. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Government Regulation."

    WASI advertises its aircraft engine parts availability on the Inventory Locator Service ("ILS") electronic database. Users of ILS can access the database and determine which companies have the desired inventory. The Company also advertises in industry publications and receives customers through referrals.

    WASI may from time to time enter into consignment agreements with airlines or related companies to acquire surplus inventories for the purpose of marketing and selling such consigned parts. Consignment allows WASI to access inventory for sale without the cost and risk of ownership.

EQUIPMENT ACQUIRED FOR RESALE

    The Company engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket to complement its engine and parts leasing business. It is the Company's general policy to minimize risk by not purchasing engines or components on speculation; however, on occasion, the Company purchases engines and components without having a commitment for their sale. The Company normally makes a contractual commitment to purchase specific engines or components for its own account only after, or concurrently with, obtaining a firm customer purchase commitment.

Although the Company usually has purchase commitments at delivery, it would have financial exposure if it purchased an engine or components which could not immediately be resold. The Company assesses the supply and demand of target engines and components through its sales force and relies, to a lesser extent, on referrals and advertising in industry publications. The Company also subscribes to a data package that provides it with access to lists composed of operators and their specific engine inventories and engines on order. The Company does not refurbish or perform other maintenance on the engines or components it sells; however, from time to time, the Company has hired third party contractors to refurbish or repair such engines and components.

COMPETITION

    In the medium-term engine lease market segment, which is the Company's target market, the Company principally competes with Shannon Engine Services, headquartered in Shannon, Ireland, which is owned by CFM, a joint venture between General Electric and SNECMA. The Company also competes with Rolls Royce Capital ("Rolls Royce"). Rolls Royce limits its leasing activities to products of its parent company and related parties. The Bank of Tokyo-Mitsubishi, through its affiliate Engine Lease Finance in Shannon, Ireland, also competes with the Company. Some of these competitors are substantially larger and each has greater financial resources than the Company which may permit, among other things, greater access to capital markets at more favorable terms. In addition, certain major aircraft lessors, including International Lease Finance Corporation and General Electric Capital Aviation Services ("GECAS"), compete with the Company to the extent that they include spare engine leases with their aircraft leases or may compete on transactions involving numerous engines.

    With respect to engine marketing and spare parts and component sales, the Company competes with airlines, engine manufacturers, aircraft, engine and parts brokers, and parts distributors. The Company's major competitors include the Allen Aircraft division of AAR Corp. ("AAR"), The AGES Group ("AGES"), The Memphis Group, Aviation Sales Company, Kellstrom Industries and AVTEAM, Inc. Certain of these competitors may have, or may have access to, financial resources substantially greater than the Company. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Competition."

    The Company believes that the primary competitive factors in the aircraft engine leasing industry are flexibility in leasing terms, including price, return conditions and term of lease, and availability of engines. The Company believes that it is able to compete favorably in leasing commercial aircraft engines and parts due to its experience in the industry and reputation and expertise in acquiring commercial aircraft engines which allows the Company to re-lease or sell such engines and parts at a competitive price.

    In the spare parts package leasing market, the Company competes with AAR, AGES, Aviation Sales Company, Kellstrom Industries and others. In the commuter aircraft leasing market, the Company competes with The Ages Group, GECAS, the leasing arms of certain commuter aircraft manufacturers and others.

INSURANCE

    The Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive liability insurance and casualty insurance. In addition to requiring full indemnification under the terms of the lease, the Company is named as an additional insured on liability insurance policies carried by lessees, with the Company or its lenders normally identified as the payee for loss and damage to the equipment. All policies contain a breach of warranty endorsement or severability of interest clause so that the Company continues to be protected even if the operator/lessee violates one or more of the warranties or conditions of the insurance policy. The Company monitors compliance with the insurance provisions of the leases. The Company also carries contingency and product liability insurance.

GOVERNMENT REGULATION

    The Company's customers are generally subject to a high degree of regulation in the various jurisdictions in which they operate. Such regulations also indirectly affect the Company's business operations. Under the provisions of the Transportation Act, as amended, the FAA exercises regulatory authority over the air transportation industry. The FAA regulates the manufacture, repair and operation of all aircraft and their components in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of commercial aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure worldwide marketability. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question. In addition, by the year 2000, federal regulations will stipulate that most commercial aircraft that fly in the United States and the engines appurtenant thereto hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. As of December 31, 1997, all of the engines and aircraft in the Company's lease portfolio were Stage III engines.

EMPLOYEES

    As of December 31, 1997, the Company had 45 full-time employees and 2 part-time employees (excluding consultants), including 24 employees in equipment leasing and trading and 23 employees in airframe and engine component sales. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's principal offices are located at 180 Harbor Drive, Suite 200, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 5,500 square feet of office space and expires on March 14, 1999. Aircraft asset leasing, financing, sales, trading and general administrative activities are conducted from the Sausalito location. In February 1998, the company signed a lease for approximately 9,300 square feet of office space into which it anticipates moving its Sausalito operations in the second quarter of 1998. The Company also leases approximately 16,600 square feet of office and warehouse space for WASI's operations at 291 Harbor Way, South San Francisco, California. This lease expires on May 31, 1998. WASI leases approximately 6,000 square feet of warehouse space at a second South San Francisco location. This lease is a month-to-month lease. In addition, the Company leases approximately 10,730 square feet of space at 1769 West University Drive, Suite 177, Tempe, Arizona 85821, which is used for parts storage and distribution. This lease expires on July 31, 1999. See Note 10 to the Audited Financial Statements. In March 1998, the Company contingently agreed to lease approximately 125,000 square feet of warehouse and office space for WASI in San Diego, California. The initial term of the lease is 6 years. WASI intends to move substantially all of its South San Francisco operations into this facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The following information relates to the Company's Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 9, 1998, there were 1,239 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock.

    The high and low sales price of the Common Stock for each quarter of 1997, as reported by NASDAQ, are set forth below:

                                                                                           1997                  1996
                                                                                   --------------------  --------------------
                                                                                     HIGH        LOW       HIGH        LOW
                                                                                   ---------  ---------  ---------  ---------
First Quarter....................................................................      14.50      12.25     n/a        n/a
Second Quarter...................................................................      12.63      10.31     n/a        n/a
Third Quarter....................................................................      23.50      12.25      10.00       8.50
Fourth Quarter...................................................................      24.13      15.25      12.88       8.75

    The Company did not declare any dividends during the years ended December 31, 1997 and December 31, 1996.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1997        1996       1995       1994       1993
                                                          ----------  ----------  ---------  ---------  ---------

                                                                          (DOLLARS IN THOUSANDS)
Revenue:
  Operating lease revenue...............................  $   19,013  $   13,740  $  13,771  $  13,636  $  10,323
  Gain (loss) on sale of leased engines.................       4,165           2       (483)       633       (281)
  Spare parts sales.....................................      14,110       5,843      3,859        795     --
  Sale of equipment acquired for resale.................      12,748      12,105      5,472      2,184     --
  Interest income in direct finance lease...............         443      --         --         --         --
  Interest and other income.............................         728         618        119        542        938
                                                          ----------  ----------  ---------  ---------  ---------
                                                          $   51,207  $   32,308  $  22,738  $  17,790  $  10,980

Expenses:
  Cost of spare parts sales.............................  $    9,469  $    3,308  $   2,546  $     659     --
  Cost of equipment acquired for resale.................      10,678      10,789      2,742      1,863     --
  All other expenses....................................      22,245      13,351     14,168     13,295      9,857
  Gain on modification of credit facility...............      --          --          2,203     --         --
                                                          ----------  ----------  ---------  ---------  ---------
  Income before income taxes and minority interest......  $    8,815  $    4,860  $   5,485  $   1,973  $   1,123
  Net income............................................  $    7,338  $    2,804  $   3,216  $   1,172  $     669

Balance Sheet Data:
  Total assets..........................................  $  198,430  $  124,933  $  91,437  $  83,542  $  68,632
  Debt (includes capital lease obligation)..............     104,235      76,146     69,911     69,456     59,840
  Shareholders' equity..................................      54,601      23,202      4,812      1,959      1,151

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1997        1996       1995       1994       1993
                                                          ----------  ----------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Lease Portfolio:
  Engine portfolio at the end of the period.............          44          32         31         26         25
  Spare parts package portfolio at the
    end of the period...................................           8           3         --         --         --
  Aircraft portfolio at the end of the period...........           3          --         --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines.

    Revenue consists primarily of operating lease revenue, income from the leasing and sale of spare parts and components and income from the sale of engines and equipment.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Revenue is summarized as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                                1997                  1996
                                                                        --------------------  --------------------

                                                                         AMOUNT        %       AMOUNT        %
                                                                        ---------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Operating lease revenue...............................................  $  19,013      37.1%  $  13,740      42.5%
Gain on sale of leased equipment......................................      4,165       8.1%          2       0.0%
Spare parts sales.....................................................     14,110      27.6%      5,843      18.1%
Sale of equipment acquired for resale.................................     12,748      24.9%     12,105      37.5%
Finance lease revenue.................................................        443       0.9%     --         --
Interest and other income.............................................        728       1.4%        618       1.9%
                                                                        ---------  ---------  ---------  ---------
Total.................................................................  $  51,207     100.0%  $  32,308     100.0%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    LEASE PORTFOLIO. During 1997, 21 engines, 3 aircraft, and 5 spare parts packages were added to the Company's lease portfolio at a total cost of $68.1 million. Nine engines were sold or transferred from the portfolio.

    LEASING ACTIVITIES. Operating lease revenue for the year ended December 31, 1997, increased 38% to $19.0 million from $13.7 million for the comparable period in 1996. This increase reflects lease revenues from additional engines and spare parts packages. In late June 1997, the Company entered into two finance leases. Finance lease income generated from these transactions totaled $442,542 for the period ended December 31, 1997. There were no comparable transactions for the year ended December 31, 1996.

    Expenses directly related to operating lease activity increased 48% to $12.5 million. Interest expense related to all leasing activities increased 72% to $7.5 million for the year ended December 31, 1997, from the comparable period in 1996, due primarily to an increased loan base and the replacement of an existing facility with a new loan agreement in the first quarter of 1997 bearing a higher interest rate. Depreciation expense increased 32% to $4.1 million for the year ended December 31, 1997, from the comparable period in 1996, due to the larger asset base in 1997. Residual sharing expense increased 24% to $0.9 million for the year ended December 31, 1997, from the $0.7 million for the comparable period in 1996. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for the engines subject to residual sharing.

    GAIN ON SALE OF LEASED ENGINES. During the year ended December 31, 1997, the Company sold 6 engines from the lease portfolio. These engines had a net book value of $11.5 million and they were sold for a gain of $4.2 million.

    SPARE PARTS SALES. Revenues from spare parts sales increased 142% to $14.1 million. The gross margin, decreased to 33% in 1997, from 43% in the corresponding period in 1996.

    SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the year ended December 31, 1997, the Company sold 10 engines for $12.7 million which resulted in a gain of $2.1 million, compared to the year ended December 31, 1996, during which the Company sold 4 engines for $12.1 million resulting in a gain of $1.3 million. Included in the 1997 sales was one transaction involving the sale of four engines acquired at a cost of $600,000 and sold for a gain of $100,000. Equipment sales opportunities and profitability may vary materially from period to period.

    INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1997, increased to $0.7 million from $0.6 million for the year ended December 31, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Initial Public Offering.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 82% to $9.3 million for the year ended December 31, 1997, from the comparable period in 1996. This increase reflects expenses associated with staff additions, increased rent due to the expansion of the WASI facility, as well as an increase in professional fees, insurance expense and public company costs.

    INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the year ended December 31, 1997, increased to $3.5 million from $2.0 million for the comparable period in 1996. This increase reflects an increase in the Company's pre-tax earnings.

    EXTRAORDINARY ITEM. In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2 million, net of tax.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenue is summarized as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                               1996                  1995
                                                                       --------------------  --------------------

                                                                        AMOUNT        %       AMOUNT        %
                                                                       ---------  ---------  ---------  ---------
                                                                                 (DOLLARS IN THOUSANDS)
Revenue:
  Leasing activities.................................................  $  13,740      42.5%  $  13,771     60.6 %
  Gain (Loss) on sale of leased equipment............................          2       0.0%       (483)    (2.1)%
  Spare parts sales..................................................      5,843      18.1%      3,859     17.0 %
  Sale of equipment acquired for resale..............................     12,105      37.5%      5,472     24.0 %
  Interest and other income..........................................        618       1.9%        119      0.5 %
                                                                       ---------  ---------  ---------  ---------
  Total..............................................................  $  32,308     100.0%  $  22,738    100.0 %
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------

    LEASE PORTFOLIO. At December 31, 1995, the Company had 31 engines in its operating lease portfolio. During 1996, four engines were either transferred or sold from the lease portfolio. One of the four engines was transferred at its net book value to WASI and dismantled for spare parts sales. The remaining three engines were sold to third parties. In addition, another engine from the lease portfolio was sold under a sale and leaseback agreement and is now reflected on the Company's balance sheet as an engine on capital lease. In the third quarter of 1996, the Company acquired one engine for $2.8 million and in the fourth quarter of 1996, the Company acquired four engines for a total cost of approximately $16.3 million, as well as two auxiliary power units (APU's) and a spare parts package for a total cost of approximately $3.2 million. At December 31, 1996, the Company held 32 engines and 3 spare parts packages in its lease portfolio.

    OPERATING LEASES. Operating lease revenue for the year ended December 31, 1996 decreased to $13.7 million from $13.8 million for the corresponding period in 1995. This decrease is primarily due to a decrease in revenue from one engine which was off-lease and in a repair facility for eight months in 1996 and two engines which were sold in 1996, offset slightly by five engines purchased and leased late in 1996.

    In 1996, expenses directly related to operating lease activity dropped 23% to $8.1 million from $10.6 million in 1995. The reduction in expenses in 1996 was due to a reduction in depreciation expenses of $1.6 million (33%) as a result of two engines in 1995 that were fully depreciated and the sale of two engines in the third quarter of 1996. Interest expense dropped $1.2 million (22%) in 1996 from 1995, due primarily to the modification of the then-existing term loan with Marine Midland Bank (the "Midland Loan") in June 1995 resulting in more favorable interest rates. Residual sharing expenses, however, increased 77% to $723,000 in 1996 from the corresponding period in 1995 due to changes in the Company's portfolio of engines subject to such agreements. This expense is calculated by comparing the net book value of these engines to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for the six engines subject to residual sharing.

    GAIN (LOSS) ON SALE OF LEASED ENGINES. The loss in 1995 was attributable to unanticipated overhaul expenses of $373,000 required in order to prepare an engine for resale and a $110,000 loss on the sale of the engine.

    SPARE PARTS SALES. Revenues from spare parts sales increased 51% to $5.8 million primarily due to increased volume. Gross margin rose to 43% in 1996 from 34% in the corresponding period in 1995, primarily due to a change in the mix of parts sold and the gross margins related thereto.

    SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the year ended December 31, 1996, the Company sold four engines for proceeds of $12.1 million, generating gains of $1.3 million. In 1995, the Company sold three engines for $4.8 million, a fuselage and miscellaneous components it acquired in connection with an aircraft purchase for $572,000 and other components for $100,000. The aggregate cost of the equipment sold was $10.8 million and $2.7 million in 1996 and 1995, respectively.

    INTEREST AND OTHER INCOME. Interest and other income for 1996 increased to $617,000 from $119,000 in 1995, an increase of 418%. This increase was due primarily to increased marketing/brokerage fee income earned on one engine, nonrecurring credits due the Company regarding excessive engine overhaul costs and an increase in interest earned on the net proceeds from the Initial Public Offering, as well as interest earned on certain engine security deposits.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 53% to $5.1 million in 1996, up from $3.3 million in 1995. This increase reflects additional compensation due to an increased workforce and increased bonus payments; increased telephone and travel costs due to increased marketing personnel and activity; increased rent due to the expansion of the WASI facility and an increase in professional fees and insurance as a result of the Initial Public Offering.

    GAIN ON MODIFICATION OF CREDIT FACILITY. In 1995, the Company modified the terms of the Midland Loan. The gain of $2.2 million in 1995 on the modification of credit facility reflects a gain from the removal of residual sharing provisions of $2.4 million and a $199,000 loss on the sale of two engines to the lender.

    INCOME TAXES. Income taxes decreased to $2 million in 1996 from $2.2 million in 1995. The Company's effective tax rates for Federal and state taxes was approximately 41% and 40% in 1996 and 1995, respectively. Therefore, the decrease in tax expense was due to the decrease in the Company's income before taxes and minority interest offset by a slight increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its growth through borrowings secured by its lease portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above and "Business--Aircraft Equipment Financing/Source of Funds." Cash of approximately $165.6 million, $16.1 million, and $15.7 million in the years ended December 31, 1997, 1996 and 1995, respectively, was derived from this activity. In these same time periods, $137.1 million, $13.5 million and $9.3 million, respectively, was used to pay down related debt. In December 1997, net proceeds from a secondary common stock offering were approximately $23.8 million, as discussed below. In 1996, net proceeds from the Initial Public Offering were approximately $15.9 million, as discussed below. Cash flows from operating activities generated approximately $6.5 million, $9.6 million and $0.5 million in the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company's primary use of funds is for the purchase of equipment for operating and finance lease. Approximately $68.1 million, $25.3 million, and $9.3 million of funds were used for this purpose in the years ended December 31, 1997, 1996 and 1995, respectively. Additional funds were used in these periods to finance the growth of inventories to support parts sales.

    The secondary offering which occurred in December 1997 was for 1,725,000 shares of Common Stock at $15.00 per share. The proceeds to the Company, net of all expenses, were $23.8 million. The primary use of these proceeds was repayment of amounts outstanding under the Company's revolving credit facility.

    The Initial Public Offering which occurred in September 1996 was for 2,300,000 shares of Common Stock at $8.00 per share. The proceeds to the Company, net of all expenses, were $15.9 million. These proceeds were used to prepay $1.3 million of indebtedness under an existing term facility, and to purchase an amortizing interest rate cap to hedge a portion of the Company's exposure to increases in interest rates on its variable rate borrowings for a cost of $469,000. The balance of the proceeds, together with debt financing, were used to acquire additional engines for lease, to acquire engine and airframe component inventory, and for working capital and other general corporate purposes.

    Until February 1997, the Company's primary lender was Marine Midland Bank ("Midland"). Prior to June 1995, the Midland loan provided, among other things, for interest payable at LIBOR plus 3.5% to 5%, required a specified percentage of lease payments to be applied to debt service but required final payment only upon the sale of the subject engine, and provided to the lender a share of the residual value of financed engines. In June 1995, the Company modified the Midland loan. As part of the modification, the Midland loan was converted to a ten-year, full payout loan, the existing residual sharing arrangement with the lender was terminated, the interest rate was reduced to LIBOR plus 1%, and the lender acquired two engines from the Company with a net book value of $5.7 million. This modification resulted in a gain to the Company of $2.2 million. In February, 1997, the Company repaid the Midland loan at a discount which resulted in an extraordinary book gain, net of tax and related costs, of approximately $2.0 million. The transaction was financed through a loan of $41.5 million from a financial institution at an interest rate of LIBOR plus 2.5%. In December 1997, a substantial portion of this loan was repaid from proceeds of the Funding Corp. Facility defined below. The remainder of the loan was to mature in February 1998 but has been extended to June 1998. As of December 31, 1997, $13.4 million was outstanding under this facility.

    The Company has a revolving credit facility to finance the acquisition of engines and high-value spare parts for sale or lease. Assuming compliance with the facility's terms, including sufficiency of collateral, at December 31, 1997 and March 17, 1998, $45 million and $18.1 million was available under this facility, respectively. Fifteen million of this facility matures on May 31, 1998 and the remainder of the facility expires on June 12, 1998. The facility bore interest at prime plus .25% on December 31, 1997 and may be renewed annually.

    The Company has an $80 million warehouse facility, available to a special purpose finance subsidiary of the Company, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary (the "Funding Corp. Facility"). This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. This facility has an eight year term and bears interest at LIBOR plus 2.25%. This facility requires the issuer to hedge 50% of the facility against interest rate changes no later than April 30, 1998. Assuming compliance with the facilities terms, including sufficiency of collateral, as of December 31, 1997 and March 17, 1998, $45.6 million and $34.2 million was available under this facility, respectively.

    WASI has a $3 million secured working capital facility for the acquisition of engines to be dismantled and sold for parts through WASI. This facility provides for advances against the purchase price of parts for resale and bears interest at prime plus 1%. This facility requires interest-only payments for the first five months with the principal balance due six months after drawdown and expires on April 30, 1998. The Company directly guarantees WASI's obligations under this facility. Assuming compliance with the facilities terms, including sufficiency of collateral, as of December 31, 1997 and March 17, 1998, approximately $0.4 million and $1.3 million was available under this facility respectively.

    Approximately $27.3 million of the Company's debt is repayable during 1998. The majority of such repayments consist of scheduled balloon payment maturities on term loans. The balance of the repayments consist of scheduled installments due under term loans. A portion of the balloon payment maturities was refinanced subsequent to year-end 1997 under the Company's $80 million warehouse facility. The Company anticipates that it will refinance the remaining balloon payment maturities during the course of 1998.

    The Company believes that its current equity base and internally generated funds are sufficient to fund the Company's anticipated equity requirements operations for at least 12 months, at which time additional equity may be required to fund projected growth. The Company believes its current credit facilities are sufficient to fund the Company's debt capital needs into the second quarter of 1998. The Company is seeking to expand its existing revolving credit facility and make other borrowing arrangements to fund future growth.

    The Company's ability to successfully execute its business strategy is dependent in part on its ability to raise equity capital and to obtain debt capital. There can be no assurance that the necessary amount of such equity or debt capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new engines and parts packages to its portfolio or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    As of December 31, 1997, the Company had 3 engines and 5 spare parts packages which had not been financed. The Company will likely seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risks" below.

    Between December 31, 1997 and March 17, 1998, the Company and WASI purchased nine engines for the lease portfolio and one engine for the parts operation. The total cost of these purchases was approximately $39.2 million. These purchases were funded with cash and borrowings under the Company's revolving line of credit and the Funding Corp. Facility. Additionally, the Company committed, subject to documentation, to purchase, during 1998 and 1999, certain used aircraft for its WASI parts operation. Certain deposits have and will be made in connection with this commitment and the total commitment to purchase over the course of 1998 and 1999 is not more than $38 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

    At December 31, 1997, $53.5 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. See "Risk Factors--Interest Rate Risks."

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the Counter Party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR RATE is in excess of 7.66%. As of December 31, 1997, the notional principal amount of the cap was 36.2 million and said amount will decline to $26 million at the end of its term. The cost of the cap is being amortized as an expense over a four-year period. The company will be exposed to credit risk in the event of non-performance of the interest rate cap counter party.

RISK FACTORS

    In addition to other information in this Report, the following risk factors should be considered carefully by potential purchasers in evaluating an investment in the Common Stock of the Company. Except for historical information contained herein, the discussions in this Report contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein.

OWNERSHIP RISKS

    The Company leases its portfolio of aircraft engines, aircraft and spare parts packages primarily under operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment and assumes the risk of not recovering its entire investment in the aircraft equipment through the re-leasing and remarketing process. Operating leases require the Company to re-lease or sell aircraft equipment in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its investment in the aircraft equipment. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis. Among the factors are general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of the aircraft equipment and technological developments. Further, the value of a particular used aircraft engine or aircraft varies greatly depending upon its condition, the number of hours remaining until the next major maintenance of the aircraft engine aircraft part or aircraft is required and general conditions in the airline industry. In addition, the success of an operating lease depends in part upon having the aircraft equipment returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for the aircraft equipment will be realized. As of December 31, 1997, the Company had 42 engines, 3 aircraft and 8 parts packages under lease to 33 customers in 20 countries (2 additional engines were off lease, one of which was leased in January 1997.) If the Company is unable to re-lease or sell the aircraft equipment on favorable terms, its business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

    The Company, through WASI, also acquires aviation equipment such as whole engines and aircraft which can be dismantled and sold as parts. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration. See "Government Regulations" below. Parts must also be traceable to sources deemed acceptable by the FAA. See "Business--Spare Parts Sales." Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced. In addition, if the Company does not sell airframe and engine component parts that it purchases in the time frame contemplated at acquisition, the Company may be subject to unanticipated inventory financing costs as well as all the risks of ownership described above.

    The Company also engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket. On occasion, the Company purchases engines or components without having a commitment for their sale. If the Company were to purchase an engine or component without having a firm commitment for its sale or if a firm commitment for sale were to exist but not be consummated for whatever reason, the Company would be subject to all the risks of ownership described above.

INDUSTRY RISKS

    Downturns in the air transportation industry affect each of the three components of the Company's business. In particular, substantial increases in fuel costs or interest rates, increased fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations.

    While the Company believes that its lease terms protect its aircraft equipment and the Company's investment in such aircraft equipment, there can be no assurance that the financial difficulties experienced by a number of airlines will not have an adverse effect on the Company's business, financial condition or results of operations. In recent years and as discussed in "Customer Credit Risks" below, a number of commercial airlines have experienced financial difficulties, in some cases resulting in bankruptcy proceedings.

CUSTOMER CREDIT RISKS

    A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's existing and prospective customers include smaller domestic and foreign passenger airlines, freight and package carriers and charter airlines, which, together with major passenger airlines, may suffer from the factors which have historically affected the airline industry. As a result, certain of these customers may pose credit risks to the Company. The Company's inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition or results of operations. A number of airlines have experienced financial difficulties, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), creditors are automatically stayed from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of the aircraft equipment. Specifically, the debtor airline has 60 days from the date the airline seeks protection under Chapter 11 of the Bankruptcy Code to agree to perform its obligations and to cure any defaults. If it does not do so, the lessor may repossess the aircraft equipment. The scope of
Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft engine in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

    During the three years ended December 31, 1997, four lessees of the Company filed for bankruptcy protection or otherwise became insolvent or ceased operations. In two of these cases the Company's engines were returned and re-leased. In the third case, the lessee was acquired by another airline and the lease continues. On October 5, 1997, Western Pacific Airlines, Inc., ("West Pac") a domestic lessee of three of the Company's engines with a combined net book value of $8.7 million, filed a petition under Chapter 11 of the Bankruptcy Code in the District of Colorado. In that case, West Pac cured all defaults under its leases with the Company. In March 1998, West Pac and the Company entered into a stipulation wherein the three engines have been returned to the Company. The Company believes it will not have a problem re-leasing these engines. On February 26, 1998, Pan American Airways Corporation, a domestic lessee with one spare parts package with a book value of $0.3 million (the "Pan Am Lease"), filed a petition under Chapter 11 the Bankruptcy Code in Florida. The Company believes its lawfully terminated the Pan Am lease prior to the bankruptcy. It has possession of the majority of the spare parts in the Pan Am lease in value terms and believes it should obtain possession of most of the remaining spare parts. The Company intends to re-lease or sell these spare parts.

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced fluctuations in its quarterly operating results and anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of sales of engines and spare parts and engine marketing activities fluctuation of and activities margins on such, unanticipated early lease terminations, the timing of engine acquisitions or a default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that results for any prior quarter should not be relied upon as an indication of future performance. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's Common Stock.

INTERNATIONAL RISKS

    In 1997, approximately 65% of the Company's lease revenue was generated by leases to foreign customers of which 6% of lease revenue which was generated by leases to Asian customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its lease transactions in U.S. Dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. Dollars. To date, the Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risks associated with expropriation of the Company's leased engines. To date, the Company has experienced limited problems in reacquiring assets; however, there can be no assurance that the Company will not experience more serious problems in the future.

    Certain countries have no registration or other recording system with which to locally establish the Company's or its lender's interest in the engines and related leases, potentially making it more difficult for the Company to prove its interest in an engine in the event that it needs to recover an engine located in such a country.

    The Company's engines and the aircraft on which they are installed can be subject to certain foreign taxes and airport fees. Consequently, unexpected liens on an engine or the aircraft on which it is installed could be imposed in favor of a foreign entity, such as Eurocontrol or the airports of the United Kingdom.

DEPENDENCE UPON AVAILABILITY OF FINANCING

    The operating lease business is a capital intensive business. The Company's typical operating lease transaction requires a cash investment by the Company of approximately 15% to 25% of the aircraft equipment purchase price, commonly known as an "equity investment." The Company's equity investments have historically been financed from internally generated cash, the net proceeds of the Company's initial public offering which was completed on September 18, 1996 at a price of $8.00 per share (the "Initial Public Offering"), and the net proceeds of the secondary offering which was completed on December 19, 1997 at a price of $15 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The balance of the purchase price is typically financed with the proceeds of secured borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new leases to its portfolio and parts inventory would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. In some circumstances, the Company acquires assets before it has obtained debt financing. There can be no assurance that debt financing will be available after the asset has been acquired or, if available, at attractive rates or terms. Factors that could cause debt financing to be more expensive or unavailable include changes in interest rates, financial conditions of the lessee or the Company, prospects for the airline industry or the asset type as well as general economic conditions. If debt financing is not available, a like amount of the Company's equity capital would be unavailable for use to acquire additional assets, which could have a material adverse effect on the Company's business, financial condition or results of operations.

INTEREST RATE RISKS

    The Company's engine leases are generally structured at fixed rental rates for specified terms. As of December 31, 1997, borrowings subject to interest rate risk totaled $53.5 million or 53% of the Company's total borrowings. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its lines of credit or loans. In 1996, the Company purchased an amortizing interest rate cap which had a notional principal amount of $36.2 million as of December 31, 1997, to reduce its interest rate exposure; however, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected during any period of increases in interest rates.

COMPETITION

    In the medium-term engine lease market segment, which is the Company's target market, the Company principally competes with Shannon Engine Services, headquartered in Shannon, Ireland, which is owned by CFM. The Company also competes with Rolls Royce. Rolls Royce limits its leasing activities to products of its parent company and related parties. The Bank of Tokyo-Mitsubishi, through its affiliate Engine Lease Finance in Shannon, Ireland, also competes with the Company. Each of these competitors is substantially larger and has greater financial resources than the Company which may permit, among other things, greater access to capital markets at more favorable terms. In addition, certain major aircraft lessors, including International Lease Finance Corporation and GECAS, compete with the Company to the extent that they include spare engine leases with their aircraft leases or may compete on transactions involving numerous engines.

    With respect to engine marketing and spare parts and component sales, the Company competes with airlines, engine manufacturers, aircraft, engine and parts brokers, and parts distributors. The Company's major competitors include AAR, AGES, The Memphis Group, Aviation Sales Company, Kellstrom Industries and AVTEAM, Inc. Certain of these competitors may have, or may have access to, financial resources substantially greater than the Company. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    In the spare parts package leasing market, the Company competes with AAR, AGES, Aviation Sales Company, Kellstrom Industries and others. In the commuter aircraft leasing market, the Company competes with AGES, GECAS, the leasing arms of certain commuter aircraft manufacturers and others.

    Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, original equipment manufacturers ("OEMs"), aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the aircraft engine leasing or aircraft engine/spare parts sales industry, thereby significantly increasing industry competition. A variety of potential actions by any of the Company's competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGEMENT OF GROWTH

    The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. Due to the Company's rapid pace of growth during 1997, the Company hired three new officers (an Executive Vice President and Chief Administrative Officer, an Executive Vice President and Chief Financial Officer and a Senior Vice President and General Counsel). There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. An inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations.

YEAR 2000

    The Company's operations are not highly dependent on systems technology and management believes the Company's exposure to loss as a result of year 2000 issues is minimal. The Company does not believe that the Year 2000 issue will have a bearing on lessees' ability to adhere to the terms of their lease agreements with the Company. However, it has been reported in the general press that airlines and the FAA may have material Year 2000 issues, which could effect their operations. Such an effect could impact future dealings with lessees and other customers.

ACQUISITION AND EXPANSION RISKS

    One of the components of the Company's growth strategy is the possible select acquisition of businesses complementary to the Company's existing businesses and possible expansion into new aviation-related activities. The inability of the Company to identify suitable acquisition candidates or to complete acquisitions or expansions on reasonable terms could adversely affect the Company's ability to grow. In addition, any acquisition or expansion made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and future charges to earnings related to the amortization of goodwill and other intangible assets. The Company also may experience difficulties in the assimilation of operations, services, products and personnel, an inability to sustain or improve historical revenue levels, the diversion of management's attention from ongoing business operations and the potential loss of key employees. Any of the foregoing could have a material adverse effect on the Company's business, financial condition or results of operations. The acquisition of other equipment leasing companies or portfolios creates certain additional risks. For example, because acquired leases have been originated by other companies, they are not subject to the Company's underwriting policies and procedures and, therefore, may be subject to greater risks of payment delinquencies and charge-offs. In addition, acquired leases may consist of products not currently offered by the Company, or offered only on a limited basis. Acquired leases may also increase the concentration of the Company's portfolio of leases serviced in certain geographical regions or change the relative concentration of such portfolio among geographical regions. Acquired leases may not contain the same indemnification provisions, maintenance provisions, equipment residual value assumptions and other material terms as the Company's current leases. Finally, the provisions of acquired leases may not adequately protect the Company from claims arising out of the lessee's use of the acquired lease equipment.

PRODUCT LIABILITY RISKS

    The Company is exposed to product liability claims in the event that the use of its aircraft engines or parts is alleged to have resulted in bodily injury or property damage. In addition to requiring indemnification under the terms of the lease, the Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive liability insurance and casualty insurance. The Company and, if applicable its lenders, are named as an additional insured on liability insurance policies carried by lessees, with the Company or its lenders normally identified as the payee for loss and damage to the equipment. The Company monitors compliance with the insurance provisions of the leases. To date, the Company has not experienced any significant uninsured or insured aviation-related claims and has not experienced any product liability claims related to its aircraft engines or parts. However, an uninsured or partially insured claim, or claim for which third-party indemnification is not available, could have a material adverse effect upon the Company's business, financial condition or results of operations.

RISK OF CHANGES IN TAX LAWS OR ACCOUNTING PRINCIPLES

    The Company's leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company's lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive could adversely affect the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY MANAGEMENT

    The Company's business operations are dependent in part upon the expertise of certain key employees. Loss of the services of such employees, particularly Charles F. Willis, IV, President and Chief Executive Officer or Edwin F. Dibble, the President of WASI, would have a material adverse effect on the Company's business. The Company has entered into an employment agreement with Mr. Dibble and the Company maintains key man life insurance of $2.5 million on Mr. Willis and $1.5 million on Mr. Dibble.

GOVERNMENT REGULATION

    The Company's customers are generally subject to a high degree of regulation in the various jurisdictions in which they operate. Such regulations also indirectly affect the Company's business operations. Under the provisions of the Transportation Act, as amended, the FAA exercises regulatory authority over the air transportation industry. The FAA regulates the manufacture, repair and operation of all aircraft engines operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of commercial aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure worldwide marketability. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question. In addition, by the year 2000, federal regulations will stipulate that most commercial aircraft that fly in the United States and the engines appurtenant thereto hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. As of December 31, 1997, all of the engines in the Company's lease portfolio were Stage III engines. See "Business--Government Regulation."

CONTROL BY PRINCIPAL SHAREHOLDER

    The Company's principal shareholder, Mr. Willis, beneficially owns approximately 42% of the outstanding shares of Common Stock of the Company and therefore effectively controls the Company. Accordingly, Mr. Willis will have the power to contest the outcome of substantially all matters, including the election of the Board of Directors of the Company, submitted to the shareholders for approval. In addition, future sales by the Company's principal shareholder of substantial amounts of Common Stock, or the potential for such sales, could adversely affect the prevailing market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock could be subject to significant fluctuations in response to operating results of the Company, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance, and changes in earnings estimates or recommendations by securities analysts.

ANTI-TAKEOVER PROVISIONS

    Certain provisions of law, and the Company's Amended and Restated Articles of Incorporation (the "Articles of Incorporation") and Bylaws could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include authorization of the issuance of up to 5,000,000 shares of Preferred Stock, with such characteristics that may render it more difficult or tend to discourage a merger, tender offer or proxy contest. The Articles of Incorporation also provide that, for as long as the Company has a class of stock registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shareholder action can be taken only at an annual or special meeting of shareholders and may not be taken by written consent. The Company's Bylaws also limit the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice. In addition, the Company has qualified as a "listed corporation" as defined in Section 301.5(d) of the California Corporation Code and cumulative voting has been eliminated. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids, and to encourage persons seeking to acquire control of the Company to negotiate first with the Company.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2): Financial Statements and Financial Schedules: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 29.

    (a) (3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 26.

    (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the last quarter of 1997.

                                    EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Articles of Incorporation, filed September 11, 1996, together with Certificate of
               Amendment of Amended and Restated Articles of Incorporation filed on September 24, 1996. Incorporated by reference to Exhibit 3.2 of the Company's report on Form 10-K for the year ended December 31, 1996.

       3.2   Bylaws. Incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-5126-LA filed on June
               21, 1996.

       4.1   Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Registration Statement
               No. 333-5126-LA filed on June 21, 1996.

      10.1   1996 Stock Option/Stock Issuance Plan and form of agreement thereunder. Incorporated by reference to
               Exhibit 10.1 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

      10.2   Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to Registration Statement No.
               333-5126-LA filed on June 21, 1996.

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

      10.5   Lease dated February 4, 1997, between Atlas Metal Spinning Company and Willis Aeronautical Services,
               Inc., for an office and a warehouse facility located in South San Francisco. Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-K for the year ended December 31, 1996.

      10.6   Lease dated March 16, 1992 for facilities located in Sausalito, California, together with amendments thereto. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 10-K for the year ended December 31, 1996.

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

      10.9   Employment Agreement between the Company and Edwin Dibble. Incorporated by reference to Exhibit 10.9 to
               Registration Statement No. 333-39865 filed on December 11, 1997.

      10.10  Employment Agreement between the Company and Donald Nunemaker dated July 16, 1997.

      10.11  Loan Agreement dated June 12, 1997 with CoreStates Bank, together with related documents for a $15 million revolving credit facility. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-Q for the period ended June 30, 1997.

      10.12  Amendment dated July 28, 1997, to loan agreement dated June 12, 1997, for the increasing of the revolving credit facility to $30 million from $15 million. Incorporated by reference to Exhibit 10.20 to the
               Company's Report on Form 10-Q for the period ended June 30, 1997.

      10.13  Amendment dated November 18, 1997, to loan agreement dated June 12, 1997, for the increasing of the revolving credit facility to $45 million from $30 million. Incorporated by reference to Exhibit 10.21 to Registration Statement No. 333-39865 filed on December 11, 1997.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.14  Engine Sales Agreement dated August 14, 1997, together with related documents, for a $25 million purchase from Pratt & Whitney for nine bare Pratt & Whitney 4056 engines. Incorporated by reference to Exhibit
               10.19 to the Company's Report on Form 10-Q for the period ended September 30, 1997.

      10.15  Aircraft Sale Agreement dated as of November 17, 1997, between Finova Capital Corporation as seller and
               Willis Lease Finance Corporation as buyer. Incorporated by reference to Exhibit 10.25 to Registration
               Statement No. 333-39865 filed on December 11, 1997.

      10.16* Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as
               Indenture Trustee.

      10.17* Series 1997-1 Supplement dated as of September 1, 1997 between WLFC Funding Corporation and the Bank of
               New York, as Indenture Trustee.

      10.18  Class A Note Purchase Agreement dated as of September 1, 1997 between the Company, WLFC Funding
               Corporation and First Union National Bank of North Carolina.

      10.19* Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company,
               First Union Capital Markets Corp. and The Bank of New York.

      11.1   Statement regarding computation of per share earnings.

      21.1   Subsidiaries of the Company.

      27.1   Financial Data Schedule

------------------------

* Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 1998

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

DATE                    TITLE                                      SIGNATURE
----------------------  -----------------------------------------  -----------------------------------------

Date:                   Chief Executive Officer                    /s/ CHARLES F. WILLIS, IV
                        (Principal Executive Officer)              --------------------------------
                                                                   Charles F. Willis, IV

Date:                   Executive Vice President and               /s/ WILLIAM L. MCELFRESH
                        Director                                   --------------------------------
                                                                   William L. McElfresh

Date:                   Chief Financial Officer                    /s/ JAMES D. MCBRIDE
                        (Principal Financial and                   --------------------------------
                        Accounting Officer)                        James D. McBride

Date:                   Director                                   /s/ ROSS K. ANDERSON
                                                                   --------------------------------
                                                                   Ross K. Anderson

Date:                   Director                                   /s/ WILLIAM M. LEROY
                                                                   --------------------------------
                                                                   William M. LeRoy

Date:                   Director                                   /s/ WILLARD H. SMITH, JR
                                                                   --------------------------------
                                                                   Willard H. Smith, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................................    Page 30

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.................    Page 31

Consolidated Statements of Income for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995.................................................    Page 32

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995.................................................    Page 33

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995.................................................    Page 34

Notes to Consolidated Financial Statements................................................    Page 35

    All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Willis Lease Finance Corporation and Subsidiaries:

    We have audited the accompanying consolidated financial statements of Willis Lease Finance Corporation (formerly The Charles F. Willis Company) and subsidiaries (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation (formerly The Charles F. Willis Company) and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                           KPMG PEAT MARWICK LLP

San Francisco, California
February 16, 1998

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                        1997            1996
                                                                                   --------------  --------------
ASSETS
Cash and cash equivalents........................................................  $   13,095,303  $    6,573,241
Deposits.........................................................................      18,461,456      13,600,204
Equipment held for lease, less accumulated depreciation of $15,193,313 at
  December 31, 1997 and $16,372,418 at December 31, 1996.........................     128,119,683      96,092,429
Aircraft held for lease, less accumulated depreciation of $74,370 at December 31,
  1997 and $0 at December 31, 1996...............................................      10,415,960        --
Net investment in direct finance lease...........................................       9,821,854        --
Property, equipment and furnishings, less accumulated depreciation of $275,109 at
  December 31, 1997 and $160,407 at December 31, 1996............................         540,856         458,780
Spare parts inventory............................................................      10,334,113       4,057,648
Maintenance billings receivable..................................................       1,547,765       1,107,283
Operating lease rentals receivable...............................................         520,466         405,601
Receivables from spare parts sales...............................................       2,908,175         854,566
Other receivables................................................................         375,878         829,522
Other assets.....................................................................       2,288,547         953,419
                                                                                   --------------  --------------
Total assets.....................................................................  $  198,430,056  $  124,932,693
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses..........................................  $    4,010,976  $    2,753,641
  Salaries and commissions payable...............................................       1,070,051         538,658
  Deferred income taxes..........................................................       8,476,040       5,949,676
  Deferred gain..................................................................         183,278         209,774
  Notes payable and accrued interest.............................................     101,433,200      73,185,657
  Capital lease obligation.......................................................       2,802,119       2,960,457
  Residual share payable.........................................................       2,092,140       1,199,279
  Maintenance deposits...........................................................      20,018,195      11,680,525
  Security deposits..............................................................       2,435,987       1,978,505
  Unearned lease revenue.........................................................       1,306,613       1,274,269
                                                                                   --------------  --------------
Total liabilities................................................................  $  143,828,599  $  101,730,441

Shareholders' equity:
  Common stock, no par value. Authorized 20,000,000 shares; 7,177,320 and
    5,426,793 issued and outstanding at December 31, 1997 and December 31, 1996,
    respectively.................................................................      40,117,223      16,055,689
  Retained earnings..............................................................      14,484,234       7,146,563
                                                                                   --------------  --------------
Total shareholders' equity.......................................................      54,601,457      23,202,252
                                                                                   --------------  --------------
Total liabilities and shareholders' equity.......................................  $  198,430,056  $  124,932,693
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
REVENUE
Operating lease revenue.............................................  $  19,012,822  $  13,740,438  $  13,770,730
Finance lease revenue...............................................        442,542       --             --
Gain/loss on sale of leased engines.................................      4,165,443          2,208       (482,894)
Spare part sales....................................................     14,110,102      5,842,607      3,858,610
Sale of equipment acquired for resale...............................     12,747,840     12,105,315      5,472,362
Interest and other income...........................................        727,995        617,144        119,188
                                                                      -------------  -------------  -------------
Total revenue.......................................................     51,206,744     32,307,712     22,737,996

EXPENSES
Interest expense....................................................      7,797,446      4,323,276      5,721,811
Depreciation expense................................................      4,223,286      3,181,216      4,703,487
Residual share......................................................        892,861        722,753        407,684
Cost of spare part sales............................................      9,468,953      3,307,928      2,545,872
Cost of equipment acquired for resale...............................     10,677,716     10,788,730      2,742,262
General and administrative..........................................      9,331,972      5,123,813      3,334,768
                                                                      -------------  -------------  -------------
Total expenses......................................................     42,392,234     27,447,716     19,455,884

Gain on modification of credit facility.............................       --             --            2,202,928
                                                                      -------------  -------------  -------------
Income before income taxes, minority interest and extraordinary
  item..............................................................      8,814,510      4,859,996      5,485,040
Income taxes........................................................     (3,484,768)    (1,976,471)    (2,212,280)
                                                                      -------------  -------------  -------------
Income before minority interest and extraordinary item..............      5,329,742      2,883,525      3,272,760
Less: minority interest in net income of subsidiary.................       --              (79,053)       (56,343)
                                                                      -------------  -------------  -------------
Income before extraordinary item....................................      5,329,742      2,804,472      3,216,417
Extraordinary item net of applicable income taxes...................      2,007,929       --             --
                                                                      -------------  -------------  -------------
Net Income..........................................................  $   7,337,671  $   2,804,472  $   3,216,417
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
BASIC EARNINGS PER SHARE
Net income before extraordinary item................................  $        0.97  $        0.75  $        1.03
Extraordinary item..................................................           0.36       --             --
                                                                      -------------  -------------  -------------
Basic earnings per share............................................  $        1.33  $        0.75  $        1.03
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
FULLY DILUTED EARNINGS PER SHARE
Net income before extraordinary item................................  $        0.94  $        0.74  $        1.03
Extraordinary item..................................................           0.35       --             --
                                                                      -------------  -------------  -------------
Fully diluted earnings per share....................................  $        1.29  $        0.74  $        1.03
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic average shares outstanding....................................      5,497,358      3,756,040      3,110,657
Fully diluted average shares outstanding............................      5,673,425      3,787,788      3,110,657

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                     ISSUED AND
                                    OUTSTANDING                                                         TOTAL
                                     SHARES OF                                        ADVANCES TO   SHAREHOLDERS'
                                    COMMON STOCK    COMMON STOCK   RETAINED EARNINGS  SHAREHOLDERS     EQUITY
                                   --------------  --------------  -----------------  ------------  -------------
Balances at December 31, 1995....          1,500    $        500    $     5,293,566    $ (481,789)  $   4,812,277
Common stock issued and proceeds
  from IPO, net..................      5,425,293      16,055,189          --               --          16,055,189
Repayments to
  shareholders, net..............        --              --               --              481,789         481,789
Dividends........................        --              --                (951,475)       --            (951,475)
Net income.......................        --              --               2,804,472        --           2,804,472
                                   --------------  --------------  -----------------  ------------  -------------
Balance at December 31, 1996.....      5,426,793      16,055,689          7,146,563        --          23,202,252
Shares issued under Employee
  Stock Purchase Plan............         25,527         221,244          --               --             221,244
Common stock issued and proceeds
  from secondary offering, net...      1,725,000      23,840,290                                       23,840,290
Net income.......................        --              --               7,337,671        --           7,337,671
                                   --------------  --------------  -----------------  ------------  -------------
Balances at December 31, 1997....      7,177,320    $ 40,117,223    $    14,484,234        --       $  54,601,457
                                   --------------  --------------  -----------------  ------------  -------------
                                   --------------  --------------  -----------------  ------------  -------------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       1997             1996            1995
                                                                  ---------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................  $     7,337,671  $    2,804,472  $    3,216,417
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation of equipment and aircaft held for lease..........        4,098,348       3,103,601       4,663,949
  Depreciation of property, equipment and furnishings...........          124,938          77,615          39,538
  Gain on modification on credit facility.......................        --               --            (2,202,928)
  (Gain) loss on sale of property, equipment and furnishings....          (45,122)          5,701          (5,536)
  (Gain) loss on sale of leased equipment.......................       (4,165,443)         (2,208)        482,894
  Increase in residual share payable............................          892,861         722,753         407,684
  Minority interest in net income of subsidiary.................        --                 79,053          56,343
Changes in assets and liabilities:
  Increase in deposits..........................................       (4,861,252)     (2,279,587)    (11,061,221)
  Increase in spare parts inventory.............................       (6,276,465)     (1,176,384)       (940,494)
  Increase in receivables.......................................       (2,155,312)     (1,931,905)       (359,173)
  (Increase) decrease in other assets...........................       (1,335,128)       (745,525)         54,785
  (Decrease) increase in accounts payable and accrued
    expenses....................................................        1,257,335       1,701,186         606,656
  Increase in salaries and commission payable...................          531,393         374,697          77,201
  Increase in deferred income taxes.............................        2,526,364       1,857,351       2,179,381
  (Decrease) increase in deferred gain..........................          (26,496)        209,774        --
  (Decrease) increase in accrued interest.......................         (247,821)        666,571        (341,379)
  Increase in maintenance deposits..............................        8,337,670       2,963,355       3,294,179
  Increase in security deposits.................................          457,482         708,484         124,444
  Increase in unearned lease revenue............................           32,344         417,182         243,726
                                                                  ---------------  --------------  --------------
  Net cash provided by operating activities.....................        6,483,367       9,556,186         536,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net of
  selling expenses).............................................       15,672,655       3,748,035       2,600,000
Proceeds from sale of property, equipment and furnishings.......           80,500          28,198          38,500
Purchase of equipment held for lease............................      (68,143,774)    (25,277,021)     (9,258,379)
Purchase of property, equipment and furnishings.................         (242,392)       (362,510)       (194,403)
Principal payments received on direct finance lease.............          273,146        --              --
                                                                  ---------------  --------------  --------------
Net cash used in investing activities...........................      (52,359,865)    (21,863,298)     (6,814,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from (advances to) shareholder, net..................        --                481,789        (107,944)
Proceeds from issuance of notes payable.........................      165,590,908      16,086,621      15,730,277
Proceeds from issuance of common stock..........................       24,061,534      15,926,101        --
Principal payments on notes payable.............................     (137,095,544)    (13,478,332)     (9,337,852)
Principal payments on capital lease obligation..................         (158,338)       --              --
Cash dividends paid on common stock.............................        --               (951,475)       (255,000)
                                                                  ---------------  --------------  --------------
Net cash provided by financing activities.......................       52,398,560      18,064,704       6,029,481
Increase (decrease) in cash and cash equivalents................        6,522,062       5,757,592        (248,335)
Cash and cash equivalents at beginning of period................        6,573,241         815,649       1,063,984
                                                                  ---------------  --------------  --------------
Cash and cash equivalents at end of period......................  $    13,095,303  $    6,573,241  $      815,649
                                                                  ---------------  --------------  --------------
                                                                  ---------------  --------------  --------------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION

    Willis Lease Finance Corporation (formerly The Charles F. Willis Company) ("Willis") provides operating leases of commercial aircraft engines, certain aircraft and aircraft equipment and sells aircraft engines and parts to air carriers, manufacturers and overhaul/repair facilities worldwide. Willis' core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and other aircraft equipment. Willis also, through its wholly-owned subsidiary Willis Aeronautical Services, Inc. ("WASI") purchases and resells aftermarket airframe and engine parts, engines, modules and rotable components. Willis also engages in the selective purchase and resale of commercial aircraft engines.

    Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8), T-10 Inc. (T-10), T-11 (T-11), and
T-12 (T-12) are wholly-owned subsidiaries of Willis. They are all California corporations and were established to purchase and lease and resell commercial aircraft engines and parts.

    Willis Aeronautical Services, Inc. (WASI) is a wholly-owned subsidiary of Willis. WASI is a California corporation established in 1994 for the purpose of commercial aircraft, airframe and powerplant component marketing and sales.

    WLFC Funding Corporation ("WLFC-FC") is a wholly-owned subsidiary of Willis. WLFC-FC is a Delaware corporation and was established in 1997 for the purpose of financing aircraft engines. WLFC Engine Pooling Company ("WLFC--Pooling") is a wholly-owned subsidiary of Willis. WLFC-Pooling is a California Corporation and was established in 1997 for the purpose of acquiring and leasing aircraft engines.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, T-12, WASI, WLFC-FC and
WLFC--Pooling (together, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    (C) REVENUE RECOGNITION

    Revenue from leasing of aircraft assets is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. The Company includes in operating lease revenue non-refundable maintenance payments received from lessees to the extent that, in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced. In this circumstance, the engines are normally dismantled and sold as parts.

    The Company records an allowance for estimated returns of spare parts based on recent experience. Such returns occur in the ordinary course of the Company's business.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (D) EQUIPMENT HELD FOR OPERATING LEASE

    Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain professional fees incurred in connection with the acquisition and leasing of aircraft assets are capitalized as part of the cost of such assets.

    The Company generally depreciates engines on a straight line basis over a 15 year period from the acquisition date to a 55% residual value. The Company believes that this methodology accurately reflects the Company's typical holding period for the assets and, further, that the residual value assumption reasonably approximates the selling price of the assets in 15 years from date of acquisition.

    Engines that in the Company's opinion would not be economically advantageous to overhaul the next time the life-limited parts need to be replaced, are depreciated over the remaining life using component depreciation based on usage as reported monthly by the lessees.

    The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 15 years to a 25% residual value.

    The aircraft owned by the Company are depreciated on a straight line basis over an estimated useful life of 13 years to a 17% residual value.

    In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121). SFAS 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 in 1995 and reviewed the carrying value of its equipment considering residual values and release rates. This review resulted in a loss on revaluation related to one engine of $300,000 in 1995, which has been included in depreciation expense. There were no write-downs required during 1996 or 1997.

    (E) SPARE PARTS INVENTORY

    The Company, through one or more of its subsidiaries, buys used aircraft spare parts for resale. This inventory is valued at the lower of cost or market value. Costs of such sales are specifically identified based on actual purchase price or allocated cost of parts purchased in a pool or from dismantled engine based on relative projected sales price.

    (F) LOAN COMMITMENT AND RELATED FEES

    To the extent that the Company is required to pay loan commitment fees in order to secure debt, such fees are amortized over the life of the related loan on a straight-line basis.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (G) MAINTENANCE COSTS

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

    (H) INTEREST RATE CAP

    In 1996, the Company purchased an interest rate cap in order to mitigate its exposure to increases in interest rates on a portion of its variable rate borrowings. The instrument minimizes the Company's exposure to interest rate fluctuations for a period of four years. The cost of this instrument is amortized on a straight-line basis over the four year period.

    (I) INCOME TAXES

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

    (J) PROPERTY, EQUIPMENT AND FURNISHINGS

    Property, equipment and furnishings are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

    (K) ADVANCES TO SHAREHOLDER

    The advances to the sole shareholder are non-interest bearing (except for a $10,000 interest bearing note). All such notes were repaid in 1996. Advances are accounted for through a reduction of shareholders' equity.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Residual share payable totaled $2.1 million and $1.2 million as of December
31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, a total of five and six engines, respectively, with a net book value of $15.3 million and $16.5 million, respectively, were subject to residual sharing arrangements (notes 4 and 5).

    (M) EQUIPMENT ACQUIRED FOR RESALE

    The Company periodically engages in transactions involving the purchase and immediate resale of aircraft engines. Generally, the Company makes a contractual commitment to purchase specific assets for its own account for resale only after or concurrently with obtaining a firm order from a customer. All aircraft engines purchased by the Company for such transactions during 1997 and 1996 were sold in the year acquired.

    (N) CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

    (O) RECLASSIFICATIONS

    Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.

    (P) MANAGEMENT ESTIMATES

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

    (Q) PER SHARE INFORMATION

    In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic and fully diluted earnings per share on the face of the income statement, effective December 15, 1997. The principal difference between primary earnings per share and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Basic earnings per common share is computed by dividing net income to common shares by weighted-average number of shares outstanding during the period. The computation of fully diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The statement required restatement of all prior periods presented. Basic and fully diluted earnings per share are presented below:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------

                                                                                    (IN THOUSANDS OF DOLLARS,
                                                                                   EXCEPT SHARE AND PER SHARE
                                                                                              DATA)
Basic:
  Net Income...................................................................  $   7,338  $   2,804  $   3,216
  Basic earnings per common share..............................................  $    1.33  $    0.75  $    1.03
Fully diluted:
  Net income...................................................................  $   7,338  $   2,804  $   3,216
Shares:
  Weighted-average number of common shares outstanding.........................      5,497      3,756      3,111
  Potentially dilutive common shares...........................................        176         32     --
                                                                                 ---------  ---------  ---------
    Total Shares...............................................................      5,673      3,788      3,111
  Fully diluted earnings per weighted-average common share.....................  $    1.29  $    0.74  $    1.03

    (R) ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the company's results of operations, cash flow, or financial position.

(2) EQUIPMENT HELD FOR LEASE

    At December 31, 1997, the Company had 44 aircraft engines and related equipment with an aggregate original cost of $146.3 million, 8 spare parts packages with an aggregate original cost of $7.1 million and 3 commuter aircraft with an aggregate original cost of $10.5 million in its lease portfolio. At December 31, 1996, the Company owned 32 aircraft engines and 3 spare parts packages with an aggregate original cost of $112.5 million. The Company owned no aircraft at December 31, 1996.

    Certain of the Company's aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) EQUIPMENT HELD FOR LEASE (CONTINUED)
    The Company leases its aircraft equipment to lessees domiciled in eight geographic regions: The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
REGION                                                                    1997           1996           1995
--------------------------------------------------------------------  -------------  -------------  -------------
Operating lease revenue:
  United States.....................................................  $   6,718,408  $   5,295,084  $   4,560,472
  Canada............................................................      1,521,278      1,291,000      1,080,000
  Mexico............................................................      2,478,620      1,865,118      1,900,699
  Australia/New Zealand.............................................      1,027,026      1,029,600      1,339,433
  Europe............................................................      5,431,681      2,840,428      3,858,792
  South America.....................................................        777,849        530,000        308,316
  Asia..............................................................        806,627        889,208        723,018
  Middle East.......................................................        251,333       --             --
                                                                      -------------  -------------  -------------
Totals..............................................................  $  19,012,822  $  13,740,438  $  13,770,730
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
REGION                                                                    1997           1996           1995
--------------------------------------------------------------------  -------------  -------------  -------------
Operating lease revenue less applicable depreciation, interest and residual share:
  United States.....................................................     $2,750,911     $2,405,061       $463,336
  Canada............................................................        580,203        548,769        301,039
  Mexico............................................................        553,981        306,007        348,900
  Australia/New Zealand.............................................        402,446        471,293        271,355
  Europe............................................................      2,076,342      1,409,631      1,521,563
  South America.....................................................        266,947        185,297         77,569
  Asia..............................................................        123,329        339,545        185,196
  Middle East.......................................................        100,223       --             --
  Off-lease and other...............................................        (69,942)       (60,711)      (231,210)
                                                                      -------------  -------------  -------------
Totals..............................................................     $6,784,440     $5,604,892     $2,937,748
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) EQUIPMENT HELD FOR LEASE (CONTINUED)

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
REGION                                                                    1997           1996           1995
-------------------------------------------------------------------  --------------  -------------  -------------
Net book value of operating leased assets:
  United States....................................................  $   46,852,525  $  31,332,388  $  24,138,266
  Canada...........................................................      11,167,483      7,115,984      7,356,011
  Mexico...........................................................      13,031,662     13,441,445      9,255,029
  Australia/New Zealand............................................       5,311,730      5,509,070      5,706,410
  Europe...........................................................      35,963,753     30,051,738     19,056,190
  South America....................................................      11,205,328      2,033,831      1,951,012
  Asia.............................................................       7,436,879      4,109,446      4,243,830
  Middle East......................................................       4,832,970       --             --
  Off-lease........................................................       2,733,313      2,498,527      2,997,631
                                                                     --------------  -------------  -------------
Totals.............................................................  $  138,535,643  $  96,092,429  $  74,704,379
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

    Finance leased assets, the lessee of which is domiciled in Asia, generated $442,542 of revenue in 1997. After interest expense such assets generated $171,684. The net investment in direct finance leases on December 31, 1997 was as follows:

Minimum payments receivable................................  $   9,280
Estimated residual value of leased assets..................      4,950
Unearned income............................................     (4,408)
                                                             ---------
Net investment in finance lease............................  $   9,822
                                                             ---------
                                                             ---------

    As of December 31, 1997, minimum future payments under noncancelable leases were as follows:

YEAR                                                                                            OPERATING    FINANCE
---------------------------------------------------------------------------------------------  -----------  ---------
                                                                                                   (IN THOUSANDS)
1998.........................................................................................   $  18,773   $   1,458
1999.........................................................................................      14,724       1,458
2000.........................................................................................      10,359       1,458
2001.........................................................................................       7,102       1,458
2002.........................................................................................       4,498       1,458
Thereafter...................................................................................       4,831       2,187
                                                                                               -----------  ---------
                                                                                                $  60,287   $   9,477
                                                                                               -----------  ---------
                                                                                               -----------  ---------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) PROPERTY, EQUIPMENT AND FURNISHINGS

    Property, equipment and furnishings consist of the following:

                                                                         AS OF DECEMBER 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
Automobiles.........................................................  $   155,636  $   140,297
Computer equipment..................................................      259,418      186,272
Furniture and equipment.............................................      400,911      292,618
                                                                      -----------  -----------
                                                                          815,965      619,187
Accumulated depreciation............................................     (275,109)    (160,407)
                                                                      -----------  -----------
Net book value......................................................  $   540,856  $   458,780
                                                                      -----------  -----------
                                                                      -----------  -----------

(4) EXTRAORDINARY GAIN AND GAIN ON MODIFICATION OF CREDIT FACILITY

    In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2 million net of tax.

    In June 1995, the Company's primary credit facility was modified into a 10 year full payout loan. As part of this transaction, the residual sharing agreement was terminated. Furthermore, the lender agreed to acquire two engines from the portfolio, with a net book value of $5.7 million as payment in full for the respective outstanding loan balance on each of the engines. The modification resulted in a gain of $2.2 million.

(5) NOTES PAYABLE AND ACCRUED INTEREST

    Notes payable consisted of the following:

                                                                                         AS OF DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
Note payable at a floating interest rate of LIBOR plus 1%. Secured by aircaft
engines and the proceeds thereof. This note was repaid in 1997....................        --        $  44,221,306

Notes payable at fixed interest of 8.05% and 10%. Secured by aircraft engines and
the proceeds thereof. The notes mature in May 2003 and November 1998..............  $    5,263,108      5,982,236

Note payable at a floating interest rate of LIBOR plus 5%. Secured by aircraft engines and the proceeds thereof. The note matures in 2001 or upon sale of such
engines...........................................................................       3,015,642      5,189,286

Note payable at a floating interest rate of LIBOR plus 2.25% secured by engines, the proceeds thereof and certain deposits. This facility has committed amount of
$80 million. Assuming compliance with the facility's terms, including sufficiency of collateral, $45.6 million was available under this facility at December 31,
1997. The facility matures in
February 2006.....................................................................      34,400,000       --

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) NOTES PAYABLE AND ACCRUED INTEREST (CONTINUED)

                                                                                         AS OF DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
Note payable at a floating rate of interest of Prime Rate plus 0.25%. Secured by engines, parts and the proceeds thereof. This facility has a committed amount of
$45 million. Assuming compliance with the facility's terms, including sufficiency of collateral, $45 million was available under this facility at December 31, 1997.
Fifteen million of this facility matures on May 31, 1998 and the remainder on June
12, 1998..........................................................................        --             --

Note payable at a floating interest rate of LIBOR plus 2.5%. Secured by aircraft engines and the proceeds thereof. The note matures in
June 1998.........................................................................      13,433,039       --

Notes payable at fixed interest rates ranging from 10.23% to 10.77%. Secured by aircraft engines and parts and the proceeds thereof. The notes mature between
December 2001 and February 2002...................................................      18,747,851       --

Notes payable at fixed interest rates of 11.03%. Secured by aircraft engines and the proceeds thereof. The notes mature on
December 2000.....................................................................       2,892,846      3,128,943

Note payable at a fixed interest rate of 11.68%. Secured by an aircraft engine and
the proceeds thereof. The note matures on December 2001...........................       2,189,465      2,368,242

Note payable at a fixed interest rate of 8.18% secured by aircraft and the
proceeds thereof. The note matures January 2003...................................      10,500,000       --

Notes payable at fixed interest rates of 10% and 8.89%. Secured by aircraft
engines and the proceeds thereof. The notes mature May 1998 and August 2002.......       6,178,807       --

Note payable at a floating interest rate of LIBOR plus 1.5%. Secured by an engine
and the proceeds thereof. The note was repaid in 1997.............................        --              325,000

Notes payable under a line of credit in the amount of $3,000,000. Interest is variable at prime plus 1%. The loan is secured by the assets of WASI. This
facility expires on April 30, 1998................................................       2,627,000        661,000

Note payable at a fixed interest rate of 7%. Secured by aircraft engines, spare
parts and the proceeds thereof. The note was repaid in 1997.......................        --            8,632,313

Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft
engines, spare parts and the proceeds thereof. The note matures in June 2004......       1,586,470      1,830,538
                                                                                    --------------  -------------

                                                                                    $  100,834,228  $  72,338,864
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) NOTES PAYABLE AND ACCRUED INTEREST (CONTINUED)
    The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's debt is estimated by the Company to be $102.2 million at December 31, 1997.

    The fair value of the interest rate cap as estimated by the financial institution providing the instrument is $(38,805) at December 31, 1997.

    In accordance with three of the loan agreements, the Company must maintain certain net worth levels and, additionally, with respect to one of these loans, must maintain a certain current ratio and certain earnings levels. In addition, the Company must prepay loan amounts in the event a collateral engine is sold or otherwise disposed of. A substantial amount of operating lease revenue is applied to the repayment of principal and interest. Principal outstanding at December 31, 1997 is repayable as follows:

                                                                              (DOLLARS IN
YEAR                                                                           THOUSANDS)
------------------------------------------------------------------------
1998....................................................................       $   27,328
1999....................................................................            7,308
2000....................................................................            8,332
2001....................................................................           12,882
2002....................................................................           20,312
Thereafter..............................................................           24,671
                                                                                 --------
                                                                               $  100,834
                                                                                 --------
                                                                                 --------

    As of December 31, 1997 and 1996, accrued interest in the amounts of $598,972 and $846,793, respectively, is included in notes payable and accrued interest. At December 31, 1997 and 1996, the Company held deposits in the amount of $18,461,456 and $13,600,204, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements. Certain lease agreements require prepayments to the Company for periodic engine maintenance. These accounts also include security deposits held. Substantially all of the deposits bear interest for the Company's benefit.

(6) INCOME TAXES

                                                                              FEDERAL       STATE        TOTAL
                                                                            ------------  ----------  ------------
December 31, 1997
  Current.................................................................  $  1,683,474  $  604,338  $  2,287,812
  Deferred................................................................     2,252,159     274,205     2,526,364
                                                                            ------------  ----------  ------------
                                                                            $  3,935,633  $  878,543  $  4,814,176
                                                                            ------------  ----------  ------------
                                                                            ------------  ----------  ------------
December 31, 1996
  Current.................................................................  $     93,864  $   25,256  $    119,120
  Deferred................................................................     1,580,360     276,991     1,857,351
                                                                            ------------  ----------  ------------
                                                                            $  1,674,224  $  302,247  $  1,976,471
                                                                            ------------  ----------  ------------
                                                                            ------------  ----------  ------------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) INCOME TAXES (CONTINUED)

                                                                              FEDERAL       STATE        TOTAL
                                                                            ------------  ----------  ------------
December 31, 1995
  Current.................................................................  $     25,833  $    7,066  $     32,899
  Deferred................................................................     1,670,220     509,161     2,179,381
                                                                            ------------  ----------  ------------
                                                                            $  1,696,053  $  516,227  $  2,212,280
                                                                            ------------  ----------  ------------
                                                                            ------------  ----------  ------------

    The following is a reconciliation of the statutory federal income tax expense to the effective income tax expense:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Statutory federal income tax expense....................................  $  4,131,628  $  1,652,397  $  1,864,914
State taxes, net of federal benefit.....................................       709,806       298,307       340,710
Other...................................................................       (27,258)       25,767         6,656
                                                                          ------------  ------------  ------------
Effective income tax expense............................................  $  4,814,176  $  1,976,471  $  2,212,280
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                          AS OF DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
Deferred tax assets:
  Prepaid rent....................................................................  $      520,476  $      511,466
  Residual sharing expenses.......................................................         833,383         481,367
  Uniform capitalization expenses.................................................          94,539          48,166
  State Taxes.....................................................................         201,470           7,462
  Reserves........................................................................          76,313        --
  Alternative minimum tax credit..................................................       1,440,762        --
  Passive activity loss carryforwards.............................................       2,439,582       6,185,615
                                                                                    --------------  --------------
    Total gross deferred tax assets...............................................       5,606,525       7,234,076
    Less valuation allowances.....................................................        --              --
                                                                                    --------------  --------------
    Net deferred tax assets.......................................................       5,606,525       7,234,076
Deferred tax liabilities:
  Depreciation on aircraft engines................................................     (14,082,565)    (13,183,752)
                                                                                    --------------  --------------
    Net deferred tax liability....................................................  $   (8,476,040) $   (5,949,676)
                                                                                    --------------  --------------
                                                                                    --------------  --------------

    As of December 31, 1997 the Company had passive activity loss carryforwards totaling $7,175,240 for federal income tax purposes which have no expiration date and will be available to offset future passive and active revenue. Management believes that no valuation allowance is required on deferred tax assets as all amounts are recoverable through future operations.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

    During the years ended December 31, 1997, 1996 and 1995, the Company paid interest totaling $7,951,352, $3,656,707, and $6,063,190 respectively. Income taxes paid were $104,850, $31,552 and $13,218 for the years ended December 31, 1997, 1996, and 1995 respectively.

(8) DIVIDENDS AND ADVANCES TO SHAREHOLDERS

    During the years ended December 31, 1997, 1996, and 1995 the Company paid dividends totaling $0, $951,475 and $255,000 to Company shareholder(s), respectively.

    During the years ended December 31, 1997, 1996 and 1995, the Company made loans of, $0, $265,478 and $165,635 to a Company shareholder. Repayments on such loans and loans made in prior periods, for the years ended December 31, 1997, 1996 and 1995 were, $0, $747,267, and $57,691 respectively. The outstanding balances of such loans, as of December 31, 1997 and 1996, were $0 and $0, respectively.

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

    As of December 31, 1997 and 1996, management believes the Company had no significant concentrations of credit risk.

    For the year ended December 31, 1997, the Company had one significant customer, Aerovias Mexico, S.A. de C.V., which accounted for approximately 13% of lease revenue. The Company does not believe that the loss of this customer would have a material impact on its operations.

(10) COMMITMENTS

    The Company has four leases for its office and warehouse space. The annual lease rental commitments are $125,640, $97,872, $72,372 and $25,200 and the leases expire on March 14, 1999, May 31, 1998, and July 31, 1999 respectively. The last lease is on a month to month basis.

    In February 1998, the Company signed a lease for office space into which it anticipates moving its Sausalito operations. The initial term of this lease is 5 years and the annual rental commitments under the lease are approximately $0.3 million. In March 1998, the Company contingently agreed to lease warehouse and office space for WASI in San Diego, California into which it anticipates moving substantially all of WASI's South San Francisco operations. The initial term of this lease is 6 years and the annual rental commitments under the lease are approximately $0.4 million. These new leases will replace the leases associated with the $125,640, $97,872 and $25,200 annual lease rental commitments noted above. To the extent that the Company has obligations remaining under its current leases after the relocations described above, the Company expects that it can sublease to cover such obligations.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) COMMITMENTS (CONTINUED)
    The Company finances one of its engines under a capital lease. The Maturities of capital lease obligation as of December 31, 1997 are as follows:

1998............................................................  $  376,536
1999............................................................     376,536
2000............................................................     376,536
2001............................................................     376,536
2002............................................................     376,536
Thereafter......................................................  $2,192,305
                                                                  ----------
Net Minimum Lease Payment.......................................  $4,074,985
Less: Amount Representing Interest..............................  $(1,272,866)
                                                                  ----------
Present Value of Net Minimum Lease Payment......................  $2,802,119
                                                                  ----------

    In March 1998, the Company committed, subject to documentation, to purchase, during 1998 and 1999, certain aircraft for its WASI parts operation. Certain deposits have and will be made in connection with this commitment and the total commitment to purchase over the course of 1998 and 1999 is not more than $38 million.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) RELATED PARTY TRANSACTION

    During 1996, the Company had a note payable to two employees of the Company, who were minority shareholders of a subsidiary of the Company. This note payable was repaid in September of 1996.

(12) EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. In fiscal 1997, 10,527 shares were issued under the Purchase Plan.

    The weighted average per share fair value of the employee's purchase rights under the Purchase Plan for the rights granted in 1997 and 1996 were $3.47 and $3.08 respectively.

    1996 STOCK OPTION/STOCK ISSUANCE PLAN

    Under the 1996 Stock Option/Stock Issuance Plan, 525,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock issuance Program, and an Automatic Option Grant Program for eligible nonemployee Board members.

    A summary of the activity under the plan is as follows:

                                                                                       OPTIONS OUTSTANDING
                                                                              -------------------------------------
                                                                                           WEIGHTED
                                                                   OPTIONS                  AVERAGE      WEIGHTED
                                                                  AVAILABLE                EXERCISE       AVERAGE
                                                                  FOR GRANT    OPTIONS       PRICE      FAIR VALUE
                                                                  ----------  ---------  -------------  -----------
Balances at June 21, 1996 (Inception)...........................     525,000     --           --
  Options Granted...............................................    (315,000)   315,000    $    8.00     $    4.19
  Options Exercised.............................................                 --           --
  Options Canceled..............................................                 --           --
                                                                  ----------  ---------       ------         -----
Balances at December 31, 1996...................................     210,000    315,000    $    8.00
  Options Granted...............................................    (191,000)   191,000    $   13.99     $    5.83
  Options Exercised.............................................                (15,000)   $    8.00
  Options Canceled..............................................      52,500    (52,500)   $   10.86
                                                                  ----------  ---------       ------         -----
Balances at December 31, 1997...................................      71,500    438,500    $   10.27
                                                                  ----------  ---------       ------
                                                                  ----------  ---------       ------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                     OPTIONS     EXERCISE PRICE
                                                                  -------------  ---------------
At December 31, 1996............................................      90,000.00     $    8.00
At December 31, 1997............................................     192,500.00     $    9.33

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                           -----------------------------------------------  --------------------------
                                                                               WEIGHTED                    WEIGHTED
                                                         WEIGHTED AVERAGE       AVERAGE                     AVERAGE
                                             NUMBER          REMAINING         EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES                            OUTSTANDING   CONTRACTUAL LIFE        PRICE      OUTSTANDING      PRICE
-----------------------------------------  -----------  -------------------  -------------  -----------  -------------
$8.00....................................     277,500              8.7         $    8.00       150,000     $    8.00
$10.63 to $14.75.........................     128,000              8.4         $   12.81        34,250     $   12.71
$19.50...................................      33,000              9.7         $   19.50         8,250     $   19.50
                                                                    --
                                           -----------                            ------    -----------       ------
$8.00 to $19.50..........................     438,500              8.7         $   10.27       192,500     $    9.33

    WARRANTS

    In conjunction with the initial public offering, the Company sold five-year purchase warrants for $.01 per warrant covering an aggregate of 100,000 shares of Common Stock exercisable at a price equal to 130% of the initial public offering price. The warrants are exercisable commencing 24 months after the effective date of the Offering or earlier, but not earlier than 12 months after the initial public offering, if and when the Company files a registration statement for the sale by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for shares of Common Stock (other than pursuant to a stock option or other employee benefit or similar plan, or in connection with a merger or an acquisition). The secondary offering in December 1997 constituted such a registration. The warrants' exercise price and the number of shares of Common Stock are subject to adjustment to protect the warrant holders against dilution in certain events. On February 26, 1998, a holder of 50,000 of the warrants exercised the warrants under the net issuance rights of the warrants. Based on the closing price on such date, the exercise resulted in the issuance of 25,238 shares to the holder of the warrants.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages all entities to adopt a fair value based method of accounting for stock based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. However, SFAS 123 allows an entity to continue to use the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995.

    At December 31, 1997 and 1996, the Company had two stock-based compensation plans, as described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                        1997          1996
                                                                    ------------  ------------
Net Income as reported............................................  $  7,337,671  $  2,804,472
Net Income pro forma..............................................  $  6,900,477  $  2,393,485
Net Income per Common Share as reported...........................  $       1.29  $       0.74
Net Income per Common Share pro forma.............................  $       1.22  $       0.63

    The fair value of the purchase rights under the Purchase Plan, the options and the warrants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

    The assumptions underlying the estimates derived using the Black Scholes model are as follows:

                                                      1996 STOCK OPTION/      EMPLOYEE STOCK
                                                     STOCK ISSUANCE PLAN      PURCHASE PLAN
                                                     --------------------  --------------------
                                                       1997       1996       1997       1996
                                                     ---------  ---------  ---------  ---------
Expected Dividend Yield............................         0%         0%         0%         0%
Risk-free Interest Rate............................      6.05%      6.22%      5.12%      5.96%
Expected Volatility................................        54%        84%        54%        84%
Expected Life (in Years)...........................        3.0        2.4    0.5-2.0        1.3

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

    EMPLOYEE 401(K) PLAN

    The Company adopted The Willis 401(k) Plan (the "Plan") effective as of January 1997. The Plan provides for deferred compensation as described in
Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States. In 1997, employees who participated in the Plan could elect to defer and contribute to the Plan up to 20% of pretax salary or wages up to $9,600.

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
       3.1   Amended and Restated Articles of Incorporation, filed September 11, 1996 together with
               Certificate of Amendment of Amended and Restated Articles of Incorporation filed on
               September 24, 1996. Incorporated by reference to Exhibit 3.2 of the Company's report on
               Form 10-K for the year ended December 31, 1996...........................................

       3.2   Bylaws, Incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-5126-LA
               filed on June 21, 1996...................................................................

       4.1   Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to
               Registration Statement No. 333-5126 filed on June 21, 1996...............................

      10.1   1996 Stock Option/Stock Issuance Plan and form of agreement thereunder. Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-5126 filed on June 21,
               1996.....................................................................................

      10.2   Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to Registration
               Statement No. 333-5126-LA filed on June 21, 1996.........................................

      10.3   Form of Indemnification Agreement entered into between the Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No.
               333-5126-LA filed on June 21, 1996.......................................................

      10.4   Lease dated May 23, 1995 for facilities located in South San Francisco, California, together with amendment thereto dated March 18, 1996. Incorporated by reference to
               Exhibit 10.4 to Registration Statement No. 333-5126-LA filed on June 21, 1996............

      10.5   Lease dated February 4, 1997, between Atlas Metal Spinning Company and Willis Aeronautical
               Services, Inc., for an office and warehouse facility located in South San Francisco.
               Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-K for the year ended December 31, 1996.............................................................

      10.6   Lease dated March 16, 1992 for facilities located in Sausalito, California, together with amendment thereto. Incorporated by reference to Exhibit 10.6 of the Company's report on
               Form 10-K for the year ended December 31, 1996...........................................

      10.7   Employment Agreement between the Company and William McElfresh. Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-5126 LA filed on June 21, 1996.........

      10.8   Employment Agreement between the Company and Steven Oldenburg. Incorporated by reference to
               Exhibit 10.6 to Registration Statement No. 333-5126-LA filed on June 21, 1996............

      10.9   Employment Agreement between the Company and Edwin Dibble. Incorporated by reference to
               Exhibit 10.9 to Registration Statement No. 333-39865 filed on December 11, 1997..........

      10.10  Employment Agreement between the Company and Donald Nunemaker dated July 16, 1997..........

      10.11  Loan Agreement dated June 12, 1997 with CoreStates Bank, together with related documents for a $15 million revolving credit facility. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-Q for the period ended June 30, 1997..................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
      10.12  Amendment dated July 28, 1997, to loan agreement dated June 12, 1997, for the increasing of the revolving credit facility to $30 million from $15 million. Incorporated by reference to Exhibit 10.20 to the Company's Report on Form 10-Q for the period ended June 30,
               1997.....................................................................................

      10.13  Amendment dated November 18, 1997, to loan agreement dated June 12, 1997, for the increasing of the revolving credit facility to $45 million from $30 million. Incorporated by reference to Exhibit 10.21 to Registration Statement No. 333-39865 filed on December
               11, 1997.................................................................................

      10.14  Engine Sales Agreement dated August 14, 1997, together with related documents, for a $25 million purchase from Pratt & Whitney for nine bare Pratt & Whitney 4056 engines.
               Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-Q for the
               period ended September 30, 1997..........................................................

      10.15  Aircraft Sale Agreement dated as of November 17, 1997, between Finova Capital Corporation as seller and Willis Lease Finance Corporation as buyer. Incorporated by reference to
               Exhibit 10.25 to Registration Statement No. 333-39865 filed on December 11, 1997.........

      10.16* Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of
               New York, as Indenture Trustee...........................................................

      10.17* Series 1997-1 Supplement dated as of September 1, 1997 between WLFC Funding Corporation and the Bank of New York, as Indenture Trustee...............................................

      10.18  Class A Note Purchase Agreement dated as of September 1, 1997 between the Company, WLFC
               Funding Corporation and First Union National Bank of North Carolina......................

      10.19* Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York..................

      11.1   Statement regarding computation of per share earnings......................................

      21.1   Subsidiaries of the Company................................................................

      27.1   Financial Data Schedule....................................................................

------------------------

* Portions of these exhibits have been omitted to a request for confidential treatment.