Form 10-K/A
period 1997-12-31
WILLIS LEASE FINANCE CORP
filed 1998-04-06
CIK 1018164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                ---------------

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:
                            ------------------------

                        WILLIS LEASE FINANCE CORPORATION

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                68-0070656
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

           180 HARBOR DRIVE                               94965
       SUITE 200, SAUSALITO, CA                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICER)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (415) 331-5281

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             NAME OF EACH                              EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
             Common Stock                                 NASDAQ

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained hereto, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998 was approximately $60,099,041 million (based on a closing sale price of $21.125 per share as reported on the NASDAQ National Market). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's Common Stock outstanding as of March 9, 1998 was 7,210,598.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 on Form 10-K/A amends and restates (a) the cover page of the Form 10-K filed with the Securities and Exchange Commission on March 20, 1998, and (b) the table of contents of the Form 10-K filed with the Securities and Exchange Commission on March 20, 1998 for the purpose of correcting typographical errors.

                        WILLIS LEASE FINANCE CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                     PART I

                                                                                                                PAGE
                                                                                                                -----
Item  1.    Business.......................................................................................           3
Item  2.    Properties.....................................................................................          10
Item  3.    Legal Proceedings..............................................................................          11
Item  4.    Submission of Matters to a Vote of Security Holders............................................          11

                                                        PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................          12
Item  6.    Selected Financial Data........................................................................          12
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........          13
Item  8.    Financial Statements and Supplementary Data....................................................          25
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          25

                                                        PART III

Item 10.    Directors and Executives Officers of the Registrant............................................          25
Item 11.    Executive Compensation.........................................................................          25
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          25
Item 13.    Certain Relationships and Related Transactions.................................................          25

                                                        PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K..........................................          25

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WILLIS LEASE FINANCE CORPORATION
Date:    April 3, 1998

                                By:             /s/ JAMES D. MCBRIDE
                                     -----------------------------------------
                                                  James D. McBride
                                              CHIEF FINANCIAL OFFICER