Form 10-Q
period 1998-03-31
WILLIS LEASE FINANCE CORP
filed 1998-05-12
CIK 1018164

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                 -----------------

                                     FORM 10-Q
     (MARK ONE)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1998

                                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER:  0-28774

                                 -----------------

                          WILLIS LEASE FINANCE CORPORATION
               (Exact name of registrant as specified in its charter)

                 California                              68-0070656
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)



180 Harbor Drive, Suite 200, Sausalito, CA                  94965
(Address of principal executive offices)                  (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (415) 331-5281

                                 NOT APPLICABLE
            (Former name, former address and former fiscal year,
                           if changed since last report)

                                 -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/     No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of Each Class                 Outstanding at April 30, 1998
           -------------------                 -----------------------------
        Common Stock, No Par Value                      7,258,098

                        WILLIS LEASE FINANCE CORPORATION

                                      INDEX


PART I    FINANCIAL INFORMATION                                        PAGE NO.
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets                                       3
          As of March 31, 1998 and December 31, 1997

          Consolidated Statements of Income                                 4
          Three months ended March 31, 1998 and 1997

          Consolidated Statements of Shareholders' Equity                   5
          Year ended December 31, 1997 and
          three months ended March 31, 1998

          Consolidated Statements of Cash Flows                             6
          Three months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial Condition       9
          And Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 19

                       WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1998              1997
                                                                                 -------------     --------------
                                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents                                                            $3,398,420         $13,095,303
Deposits                                                                             19,251,659          18,461,456
Equipment held for operating lease, less accumulated depreciation
  of $16,568,638 at March 31, 1998 and $15,267,683 at December 31, 1997             184,147,534         138,535,643
Net investment in direct finance lease                                                9,679,970           9,821,854
Property, equipment and furnishings, less accumulated depreciation
  of $306,376 at March 31, 1998 and $275,109 at December 31, 1997                       517,220             540,856
Spare parts inventory                                                                11,743,827          10,334,113
Maintenance billings receivable                                                       1,329,024           1,547,765
Operating lease rentals receivable                                                      522,687             520,466
Receivables from spare parts sales                                                    1,791,244           2,908,175
Other receivables                                                                       388,770             375,878
Other assets                                                                          8,667,340           2,288,547
                                                                                  -------------       -------------
Total assets                                                                       $241,437,695        $198,430,056
                                                                                  -------------       -------------
                                                                                  -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                $2,226,216          $4,010,976
Salaries and commissions payable                                                        498,894           1,070,051
Deferred income taxes                                                                 8,917,784           8,476,040
Deferred gain                                                                           176,654             183,278
Notes payable and accrued interest                                                  142,951,917         101,433,200
Capital lease obligation                                                              2,765,793           2,802,119
Residual share payable                                                                2,047,535           2,092,140
Maintenance deposits                                                                 21,070,666          20,018,195
Security deposits                                                                     3,188,651           2,435,987
Unearned lease revenue                                                                1,169,696           1,306,613
                                                                                  -------------       -------------
Total liabilities                                                                  $185,013,806        $143,828,599

Shareholders' equity:
Common stock, no par value.  Authorized 20,000,000 shares;
7,210,598 and 7,177,320 issued and outstanding at March 31, 1998
  and December 31,1997, respectively                                                 40,190,299          40,117,223
Retained earnings                                                                    16,233,590          14,484,234
                                                                                  -------------       -------------
Total shareholders' equity                                                           56,423,889          54,601,457
                                                                                  -------------       -------------
Total liabilities and shareholders' equity                                         $241,437,695        $198,430,056
                                                                                  -------------       -------------
                                                                                  -------------       -------------

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        1998                1997
                                                                                    -------------       -----------
REVENUE
Lease revenue                                                                        $6,436,248          $4,115,077
Gain on sale of leased equipment                                                      3,107,852             397,379
Spare part sales                                                                      3,015,927           2,221,680
Sale of equipment acquired for resale                                                       -             2,547,840
Interest and other income                                                               185,387             251,525
                                                                                    -----------          ----------
Total revenue                                                                       $12,745,414          $9,533,501

EXPENSES
Interest expense                                                                      2,602,350           1,471,943
Depreciation expense                                                                  1,417,509             875,460
Residual share                                                                          232,512             190,552
Cost of spare part sales                                                              2,054,544           1,304,152
Cost of equipment acquired for resale                                                       -             2,252,517
General and administrative                                                            3,183,837           1,778,452
                                                                                    -----------          ----------
Total expenses                                                                       $9,490,752          $7,873,076

Income before income taxes
                                                                                    -----------          ----------
  and extraordinary item                                                              3,254,662           1,660,425
Income taxes                                                                         (1,304,826)           (645,284)
                                                                                    -----------          ----------
Income before extraordinary item                                                      1,949,836           1,015,141
Extraordinary item less applicable income taxes                                        (200,480)          2,007,929
                                                                                    -----------          ----------
Net income                                                                           $1,749,356          $3,023,070
                                                                                    -----------          ----------
                                                                                    -----------          ----------
Basic earnings per common share:
Income before extraordinary item                                                          $0.27               $0.19
Extraordinary item                                                                        (0.03)               0.37
                                                                                    -----------          ----------
Net income                                                                                $0.24               $0.56
                                                                                    -----------          ----------
Diluted earnings per common share:
Income before extraordinary item                                                          $0.26               $0.18
Extraordinary item                                                                        (0.03)               0.36
                                                                                    -----------          ----------
Net income                                                                                $0.23               $0.54
                                                                                    -----------          ----------
Average common shares outstanding                                                     7,191,844           5,430,046
Diluted average common shares outstanding                                             7,440,049           5,577,377


See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED MARCH 31, 1998


                                                  Issued and
                                                  outstanding                                     Total
                                                   shares of       Common        Retained    shareholders'
                                                 common stock      stock         earnings        equity
                                                 ------------      -----         --------        ------
Balance at December 31, 1996                       5,426,793    $16,055,689     $7,146,563    $23,202,252
Shares issued                                         25,527        221,244                       221,244
Common stock issued and
   proceeds from secondary offering, net           1,725,000     23,840,290                    23,840,290
Net income                                                                       7,337,671      7,337,671
                                                   ---------    -----------    -----------    -----------
Balances at December 31, 1997                      7,177,320     40,117,223     14,484,234     54,601,457

Shares issued                                         33,278         73,076                        73,076
Net income                                                                       1,749,356      1,749,356
                                                   ---------    -----------    -----------    -----------
Balances at March 31, 1998 (unaudited)             7,210,598    $40,190,299    $16,233,590    $56,423,889
                                                   ---------    -----------    -----------    -----------
                                                   ---------    -----------    -----------    -----------

See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                       1998                1997
                                                                                ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $1,749,356          $3,023,070
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation of equipment held for  lease                                             1,382,180             849,494
Depreciation of property, equipment and furnishings                                      35,329              25,966
(Gain) loss on sale of property, equipment and furnishings                               (9,177)                885
(Gain) on sale of leased equipment                                                   (3,107,852)           (397,379)
Increase in residual share payable                                                      (44,605)            190,552
Changes in assets and liabilities:
     Deposits                                                                          (790,203)            382,373
     Spare parts inventory                                                           (1,409,714)           (513,640)
     Receivables                                                                      1,320,559            (904,116)
     Other assets                                                                       181,207            (415,395)
     Accounts payable and accrued expenses                                           (1,784,760)           (498,042)
     Salaries and commission payable                                                   (571,157)             48,554
     Deferred income taxes                                                              441,744           1,974,693
     Deferred gain                                                                       (6,624)             (6,624)
     Accrued interest                                                                   129,925            (378,470)
     Maintenance deposits                                                             1,052,471           1,929,559
     Security deposits                                                                  752,664             189,895
     Unearned lease revenue                                                            (136,917)           (184,610)
                                                                                   ------------        ------------
Net cash (used in) provided by operating activities                                    (815,574)          5,316,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                               6,456,215           1,000,000
Proceeds from sale of property, equipment and furnishings                                15,000               3,500
Purchase of equipment held for operating lease                                      (50,342,434)         (7,269,663)
Deposits made in connection with inventory purchases                                 (6,560,000)                -
Purchase of property, equipment and furnishings                                         (17,516)            (52,643)
Principal payments received on direct finance lease                                     141,884                 -
                                                                                   ------------        ------------
Net cash used in investing activities                                               (50,306,851)         (6,318,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                              49,395,416          56,838,374
Proceeds from issuance of common stock                                                   73,076              48,257
Principal payments on notes payable                                                  (8,006,624)        (54,600,496)
Principal payments on capital lease obligation                                          (36,326)            (53,753)
                                                                                   ------------        ------------
Net cash provided by financing activities                                            41,425,542           2,232,382
(Decrease) increase in cash and cash equivalents                                     (9,696,883)          1,230,341
Cash and cash equivalents at beginning of period                                     13,095,303           6,573,241
                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                           $3,398,420          $7,803,582
                                                                                   ------------        ------------
                                                                                   ------------        ------------

See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Forms 10-K and 10-KA for the fiscal year ended December 31, 1997.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, and December 31, 1997, and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations and cash flows for the three month period ended March 31, 1998, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

3.   SHARES ISSUED

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the three month period ended March 31, 1998, the Company issued 8,040 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

     In conjunction with its initial public offering, the Company sold five-year purchase warrants for $.01 per warrant covering an aggregate of 100,000 shares of common stock exercisable at a price equal to 130% of the initial public offering price. The warrants are exercisable commencing 24 months after the effective date of the initial public offering or earlier, but not earlier than 12 months after the initial public offering, if and when the Company files a registration statement for the sale by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for shares of common stock (other than pursuant to a stock option or other employee benefit or similar plan, or in connection with a merger or an acquisition). The follow-on offering in December 1997 constituted such a

                          WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


registration. The warrants' exercise price and the number of shares of Common Stock are subject to adjustment to protect the warrant holders against dilution in certain events. In February, 1998, a holder of 50,000 of the warrants exercised the warrants under the net issuance rights of the warrants. Based on the closing price on such date, the exercise resulted in the issuance of 25,238 shares to the holder of the warrants.

4.   FINANCING

     In February 1998, the Company increased the committed amount of its revolving credit facility to $45 million and, subsequently, in April 1998, to $65 million. This credit facility is available to finance the acquisition of aircraft engines, aircraft and high-value spare parts for sale or lease.
This facility expires on June 30, 1998, bears interest at prime less 0.25% and may be renewed annually.

     In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.   COMMITMENTS

     In February 1998, the Company signed a lease for office space into which it plans to move its Sausalito operations. The initial term of this lease is 5 years and the annual rental commitments under the lease are approximately $0.3 million. The Company has also signed a lease for a warehouse and office facility to be used by Willis Aeronautical Services, Inc. ("WASI") in San Diego, California into which it will move substantially all of WASI's South San Francisco operations. This lease commenced in April 1998. The initial term of this lease is 6 years and the annual rental commitments under the lease are approximately $0.4 million. To the extent that the Company has obligations remaining under its current leases after the relocations described above, the Company expects that it can sublease to cover such obligations.

     In March 1998, the Company committed to purchase, during 1998 and 1999, certain used aircraft and engines for its WASI parts operation. Certain deposits were made in connection with this commitment. In April 1998, the Company took delivery of certain of the aircraft and the total, remaining commitment to purchase over the course of 1998 and 1999 is not more than $33.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines.

      Revenue consists primarily of operating lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

     Revenue is summarized as follows:


                                                      Three Months Ended March 31,
                                          -------------------------------------------------------
                                                    1998                         1997
                                                    ----                         ----
                                            Amount            %           Amount            %
                                          -------------------------------------------------------
                                                         (dollars in thousands)
Lease revenue . . . . . . . . . . . . . .   $6,436           50.5%        $4,115           43.2%
Gain on sale of leased equipment. . . . .    3,108           24.4            397            4.2
Spare parts sales . . . . . . . . . . . .    3,016           23.7          2,222           23.3
Sale of equipment acquired for resale . .    ---            ---            2,548           26.7
Interest and other income . . . . . . . .      185            1.4            252            2.6
                                           -----------------------------------------------------
Total                                      $12,745          100.0%        $9,534          100.0%
                                           -----------------------------------------------------
                                           -----------------------------------------------------

     LEASE PORTFOLIO. During the quarter ended March 31, 1998, 10 engines and 1 aircraft were added to the Company's lease portfolio at a total cost of $47.3 million. One engine was sold from the lease portfolio.

     LEASING ACTIVITIES. Lease revenue for the quarter ended March 31, 1998 increased 56% to $6.4 million from $4.1 million for the comparable period in 1997. This increase reflects operating and finance lease revenues from additional engines, aircraft and spare parts packages.

     Expenses directly related to operating lease activity increased 65% to $4.1 million. Interest expense related to all leasing activities increased 72% to $2.5 million for the quarter ended March 31, 1998, from the comparable period in 1997, due to an increase in average debt outstanding during the period. Depreciation expense increased 63% to $1.4 million for the quarter ended March 31, 1998, from the comparable period in 1997, due to the larger average asset base in the first quarter of 1998. Residual sharing expense increased 22% to $232,512 for the quarter ended March 31, 1998 from the $190,552 for the comparable period in 1997. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for such engines. In March 1998, the Company repaid one of its loans which had residual sharing provisions. (see "Extraordinary Items" below)

     GAIN ON SALE OF LEASED EQUIPMENT. During the quarter ended March 31, 1998, the Company sold one engine from the lease portfolio which resulted in a gain of $3.1 million. This compares with gains in the quarter ended March 31, 1997 of $0.4 million.

     SPARE PARTS SALES. Revenues from spare parts sales in the quarter ended March 31, 1998 increased 36% to $3.0 million from $2.2 million in the comparable 1997 period. The gross margin decreased to 32% in the first quarter of 1998, from 41% in the corresponding period in 1997. The Company does not believe that the relatively high margin experienced in the first quarter of 1997 is indicative of future results.

     SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the quarter ended March 31, 1997, the Company sold one engine for $2.5 million which resulted in a gain of $0.3 million. The Company had no such sales during the comparable 1998 period.

     INTEREST AND OTHER INCOME. Interest and other income for the quarter ended March 31, 1998 was $0.2 million compared to $0.3 million for the quarter ended March 31, 1997 due to lower cash balances held in the first quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 79% to $3.2 million for the quarter ended March 31, 1998 from $1.8
million in the comparable period in 1997.   This increase reflects expenses
associated with staff additions, recruiting costs related thereto, increased rent due to the expansion of the WASI facility, as well as increases in professional fees, insurance expense and expenses related to promotional and marketing activities.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the quarter ended March 31, 1998, increased to $1.3 million from $0.6 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

     EXTRAORDINARY ITEMS. In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax. In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2.0 million, net of tax.

     ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued a new statement: SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the company's results of operations, cash flow, or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above and "Business--Aircraft Equipment Financing/Source of Funds.") Cash of approximately $49.4 million and $56.8 million, in the quarters ended March 31, 1998 and 1997, respectively, was derived from this activity. In these same time periods $8.0 million and $54.7 million, respectively, was used to pay down related debt or the capital lease. In December 1997, net proceeds from a follow-on common stock offering were approximately $23.8 million, as discussed below. In September 1996, net proceeds from the initial public offering were approximately $15.9 million, as discussed below. Cash flows from operating activities generated approximately $(0.8) million and $5.3 million in the quarters ended March 31, 1998 and 1997 respectively.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $50.3 million and $7.3 million of funds were used for this purpose in the quarters ended March 31, 1998 and 1997 respectively. Additional funds were used in these periods to finance the growth of inventories to support spare parts sales.

     The follow-on offering which occurred in December 1997 was for 1,725,000 shares of Common Stock at $15.00 per share. The proceeds to the Company, net of all expenses, were $23.8 million. The primary use of these proceeds was repayment of amounts outstanding under the Company's revolving credit facility.

     The initial public offering which occurred in September 1996 was for 2,300,000 shares of Common Stock at $8.00 per share. The proceeds to the Company, net of all expenses, were $15.9 million. These proceeds were used to prepay $1.3 million of indebtedness under an existing term facility, and to purchase an amortizing interest rate cap to hedge a portion of the Company's exposure to increases in interest rates on its variable rate borrowings. The balance of the proceeds, together with debt financing, were primarily used to acquire additional assets for lease and sale and for working capital and other general corporate purposes.

     At March 31, 1998, the Company had a $45.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease. In April 1998, this facility was increased to $65 million. Assuming compliance with the facility's terms, including sufficiency of collateral, at March 31, 1998 and April 30, 1998, $7.1 million and $9.6 million was available under this facility, respectively. The facility expires on June 30, 1998. The facility bears interest at prime less 0.25% and may be renewed annually.

     The Company has an $80.0 million warehouse facility (the "WLFC Funding Corp. Facility"), available to a special purpose finance subsidiary of the Company, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary (the "WLFC Funding Corp. Facility"). This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. The facility has an eight year term, bears interest at LIBOR plus 2.25% and is partially guaranteed by the Company. This facility requires the issuer to hedge 50% of the facility against interest rate changes no later than May 31, 1998. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 1998 and April 30, 1998, $34.1 million and $31.0 million was available under this facility, respectively.

     WASI has a $3.0 million secured working capital facility for the acquisition of aircraft engines to be dismantled and sold for parts through WASI. This facility provides for advances against the purchase price of parts for resale and bears interest at prime plus 1%. This facility requires interest-only payments for the first five months with the principal balance due six months after drawdown and is in the process of being extended to June 30, 1998. The Company directly guarantees WASI's obligations under this facility. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 1998 and April 30, 1998, approximately $1.3 million was available under this facility.

     Approximately $57.4 million of the Company's debt is repayable during the remainder of 1998. The majority of such repayments consist of scheduled balloon payment maturities on term loans. The balance of the repayments consist of scheduled installments due under term loans. The Company anticipates that it will refinance the balloon payment maturities during the remainder of 1998.

     The Company believes that its current equity base and internally generated funds are sufficient to fund the Company's anticipated equity requirements and operations for the remainder of 1998, at which time additional equity may be required to fund projected growth. The Company is seeking to expand its existing revolving credit facility and make other borrowing arrangements to fund future growth.

     The Company's ability to successfully execute its business strategy is highly dependent on its ability to raise equity capital and to obtain debt capital. There can be no assurance that the necessary amount of such equity or debt capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new aircraft engines, aircraft and spare parts packages to its portfolio, add inventory to support its spare parts sales or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     As of March 31, 1998, the Company had 8 engines and 5 spare parts packages which had not been financed. The Company will likely seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risks" below.

     Between March 31, 1998 and April 30, 1998, the Company and WASI purchased and exchanged engines for the lease portfolio and aircraft for the
parts operation.   The total cost of these purchases and the exchange was
approximately $21.7 million. These purchases were funded with cash from operations, and borrowings under the Company's revolving line of credit and the WLFC Funding Corp. Facility.

     The Company has committed to purchase, during 1998 and 1999, additional used aircraft and engines for its WASI parts operation. Certain deposits were made in connection with this commitment. In April 1998, the Company took delivery of certain of the aircraft and the total, remaining commitment to purchase over the course of 1998 and 1999 is not more than $33.0 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

     At March 31, 1998, $96.5 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. See "Risk Factors
- Interest Rate Risks."

     In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of March 31, 1998, the notional principal amount of the cap was $35.3 million and said amount will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. The Company will be exposed to credit risk in the event of non-performance of the interest rate cap counter party. The Company anticipates that it will hedge additional amounts of its floating rate debt in the second quarter of 1998.

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

OWNERSHIP RISKS

     The Company leases its portfolio of aircraft engines, aircraft and spare parts packages primarily under operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment and assumes the risk of not recovering its entire investment in the aircraft equipment through the re-leasing and remarketing process. Operating leases require the Company to re-lease or sell aircraft equipment in its portfolio in a timely manner upon termination of the lease in order to minimize off-lease time and recover its investment in the aircraft equipment. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis. Among the factors are general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of the aircraft equipment and technological developments. Further, the value of a particular used aircraft engine or aircraft varies greatly depending upon its condition, the number of hours remaining until the next major maintenance of the aircraft equipment is required and general conditions in the airline industry. In addition, the success of an operating lease depends in part upon having the aircraft equipment returned by the lessee in marketable condition as required by the lease. Consequently, there can be no assurance that the Company's estimated residual value for the aircraft equipment will be realized. As of March 31, 1998, the Company had 51 engines, 4 aircraft and 7 parts packages under lease to 36 customers in 22 countries (2 additional engines and one spare parts package were off lease). On April 30, 1998, the Company purchased additional engines for its lease portfolio, some of which have yet to be placed on lease. These engines, together with the engines undergoing maintenance that were returned by Western Pacific Airlines, Inc. ("West Pac") (see "Customer Credit risks" below) and other engines undergoing maintenance, give the company eight engines either currently or shortly available for lease. If the Company is unable to lease, re-lease or sell the aircraft equipment on favorable terms, its business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

     The Company, through WASI, acquires aviation equipment such as whole aircraft engines and aircraft which can be dismantled and sold as parts. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration. See "Government Regulations" below. Parts must also be traceable to sources deemed acceptable by the FAA. See "Business - Spare Parts Sales." Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced. In addition, if the Company does not sell airframe and engine component parts that it purchases in the time frame contemplated at acquisition, the Company may be subject to unanticipated inventory financing costs as well as all the risks of ownership described above.

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

INDUSTRY RISKS

     Downturns in the air transportation industry affect the Company's business. In particular, substantial increases in fuel costs or interest rates, increased fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations.

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

     On October 5, 1997, West Pac, a domestic lessee of three of the Company's engines, filed a petition under Chapter 11 of the Bankruptcy Code in the District of Colorado. In that case, West Pac cured all defaults under its leases with the Company. In March 1998, West Pac and the Company entered into a stipulation wherein the three engines were returned to the Company. These engines are currently undergoing maintenance. Upon completion of such maintenance, the Company expects to re-lease or sell the engines. In February 1998, Pan American Airways Corporation, a domestic lessee with one spare parts package with a book value of $0.3 million (the "Pan Am Lease"), filed a petition under Chapter 11 the Bankruptcy Code in Florida. The Company believes it lawfully terminated the Pan Am Lease prior to the bankruptcy.
The Company has possession of the majority of the spare parts in the Pan Am Lease in value terms and has reserved for possible costs associated with termination of the Pan Am Lease. The Company intends to re-lease or sell these spare parts.

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced fluctuations in its quarterly operating results and anticipates that these fluctuations may continue. Such fluctuations may be due to a number of factors, including the timing of sales of engines and spare parts, fluctuation in aircraft equipment marketing activities, fluctuation of margins on such activities, unanticipated early lease terminations, the timing of aircraft equipment acquisitions or a default by a lessee. Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that results for any prior quarter should not be relied upon as an indication of future performance. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's common stock.

INTERNATIONAL RISKS

     In the quarter ended March 31, 1998, approximately 66% of the Company's lease revenue was generated by leases to foreign customers. Eight percent of lease revenue was generated by leases to Asian customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating all of its lease transactions in U.S. Dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. Dollars. To date, the Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.
In addition, political instability abroad and changes in international policy also present risks associated with expropriation of the Company's leased engines. To date, the Company has experienced limited problems in reacquiring assets; however, there can be no assurance that the Company will not experience more serious problems in the future.

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

DEPENDENCE UPON AVAILABILITY OF FINANCING

     The operating lease business is a capital intensive business. The Company's typical operating lease transaction requires a cash investment by the Company of approximately 15% to 25% of the aircraft equipment purchase price, commonly known as an "equity investment." The Company's equity investments have historically been financed from internally generated cash and the net proceeds of equity offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The balance of the purchase price is typically financed with the proceeds of secured borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in a large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new leases to its portfolio and parts inventory would be limited, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTEREST RATE RISKS

     The Company's equipment leases are generally structured at fixed rental rates for specified terms. As of March 31, 1998, borrowings subject to interest rate risk totaled $96.5 million or 66% of the Company's total borrowings. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its lines of credit or loans. In 1996, the Company purchased an amortizing interest rate cap which had a notional principal amount of $35.3 million as of March 31, 1998, to reduce its interest rate exposure; however, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected during any period of increases in interest rates. The Company anticipates that it will hedge additional amounts of its floating rate debt in the second quarter of 1998.

COMPETITION

     In the medium-term engine lease market segment, which is the Company's target market, the Company principally competes with Shannon Engine Services, headquartered in Shannon, Ireland, which is owned by CFM International. The Company also competes with Rolls Royce. Rolls Royce limits its leasing activities to products of its parent company and related parties. The Bank of Tokyo-Mitsubishi, through its affiliate Engine Lease Finance in Shannon, Ireland and a joint venture with The AGES Group ("AGES"), also competes with the Company. Each of these competitors is substantially larger and has greater financial resources than the Company which may permit, among other things, greater access to capital markets at more favorable terms. In addition, certain major aircraft lessors, including International Lease Finance Corporation and General Electric Capital Aviation Services ("GECAS"), compete with the Company to the extent that they include spare engine leases with their aircraft leases or may compete on transactions involving numerous engines.

     With respect to engine marketing and spare parts and component sales, the Company competes with airlines, engine manufacturers, aircraft, engine and parts brokers, and parts distributors. The Company's major competitors include AAR Corp., AGES Group, The Memphis Group, Aviation Sales Company, Kellstrom Industries and AVTEAM, Inc. Certain of these competitors may have, or may have access to, financial resources substantially greater than the Company. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the spare parts package leasing market, the Company competes with AAR Corp., AGES, Aviation Sales Company, Kellstrom Industries and others. In the commuter aircraft leasing market, the Company competes with AGES, GECAS, the leasing arms of certain commuter aircraft manufacturers and others.

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

MANAGEMENT OF GROWTH

     The Company has recently experienced significant growth in revenues. Such growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. Due to the Company's rapid pace of growth during 1997, the Company hired three new officers (an Executive Vice President and Chief Administrative Officer, an Executive Vice President and Chief Financial Officer and a Senior Vice President and General Counsel). In April 1998, the Company hired a new President to supplement WASI's existing management. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. An inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations.

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

PRODUCT LIABILITY RISKS

     The Company is exposed to product liability claims in the event that the use of its aircraft engines, aircraft or parts is alleged to have resulted in bodily injury or property damage. In addition to requiring indemnification under the terms of the lease, the Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive liability insurance and casualty insurance. The Company and, if applicable its lenders, are named as an additional insured on liability insurance policies carried by lessees, with the Company or its lenders normally identified as the payee for loss and damage to the equipment. The Company monitors compliance with the insurance provisions of the leases. To date, the Company has not experienced any significant uninsured or insured aviation-related claims and has not experienced any product liability claims related to its aircraft engines or parts. However, an uninsured or partially insured claim, or claim for which third-party indemnification is not available, could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

DEPENDENCE ON KEY MANAGEMENT

     The Company's business operations are dependent in part upon the expertise of certain key employees. Loss of the services of such employees, particularly Charles F. Willis, IV, President and Chief Executive Officer or Edwin F. Dibble, the founder and Executive Vice President of WASI, would have a material adverse effect on the Company's business. The Company has entered into an employment agreement with Mr. Dibble and the Company maintains key man life insurance of $2.5 million on Mr. Willis and $1.5 million on Mr. Dibble.

GOVERNMENT REGULATION

      The Company's customers are generally subject to a high degree of regulation in the various jurisdictions in which they operate. Such regulations also indirectly affect the Company's business operations. Under the provisions of the Transportation Act, as amended, the FAA exercises regulatory authority over the air transportation industry. The FAA regulates the manufacture, repair and operation of all aircraft engines operated in the United States. Its regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of commercial aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure worldwide marketability. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question. In addition, by the year 2000, federal regulations will stipulate that most commercial aircraft that fly in the United States and the engines appurtenant thereto hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1,
Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. As of March 31, 1998, all of the engines in the Company's lease portfolio were Stage III engines. See "Business - Government Regulation."

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


  EXHIBIT
   NUMBER                        DESCRIPTION
     3.1       Amended and Restated Articles of Incorporation, filed September
               11, 1996 together with Certificate of Amendment of Amended and
               Restated Articles of Incorporation filed on September 24, 1996.
               Incorporated by reference to Exhibit 3.2 of the Company's report on Form 10-K for the year ended December 31, 1996.

     3.2       Bylaws.  Incorporated by reference to Exhibit 3.3 to Registration
               Statement No. 333-5126-LA filed on June 21, 1996.

     4.1       Specimen of Common Stock Certificate Incorporated by reference to
               Exhibit 4.1 to Registration Statement No. 333-5126 filed on June
               21, 1996.

    10.1* Aircraft Purchase and Sale Agreement dated as of March 24, 1998 between the Company and United Air Lines, Inc.

    10.2 Amendment No. 3 dated February 27, 1998 to Credit Agreement for purposes of increasing the time during which the amount of the revolving credit facility will be $45 million.

    10.3 Amendment No. 4 dated March 26, 1998 to Credit Agreement for purposes of adding certain aircraft and aircraft engines to be financed pursuant to revolving credit facility.

    11.1       Statement regarding computation of per share earnings.

    27.1       Financial Data Schedule

               --------------------
               *Portions of this exhibit have been omitted pursuant to a request for confidential treatment.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the first quarter of 1998.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:               , 1998
      -------------
                              Willis Lease Finance Corporation


                              By:  /s/   James D. McBride
                                  ---------------------------
                                   James D. McBride
                                   Chief Financial Officer