Form 10-Q
period 1998-06-30
WILLIS LEASE FINANCE CORP
filed 1998-08-10
CIK 1018164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q
   (MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0-28774
                               _________________

                       WILLIS LEASE FINANCE CORPORATION
            (Exact name of registrant as specified in its charter)


                 Delaware                                     68-0070656
(State or other jurisdiction of incorporation      (IRS Employer Identification No.)
              or organization)

 2320 Marinship Way, Suite 300, Sausalito, CA                    94965
   (Address of principal executive offices)                    (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (415) 331-5281

               180 Harbor Drive, Suite 200, Sausalito, CA  94965
                               (Former Address)
                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of Each Class                 Outstanding at July 31, 1998
--------------------------------------     ----------------------------------
     Common Stock, $0.01 Par Value                       7,277,098

                       WILLIS LEASE FINANCE CORPORATION

                                     INDEX

PART I    FINANCIAL INFORMATION                                  PAGE NO.
                                                                 --------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          As of June 30, 1998 and December 31, 1997                   3

          Consolidated Statements of Income                           4
          Three and six months ended June 30, 1998 and 1997

          Consolidated Statements of Shareholders' Equity             5
          Year ended December 31, 1997 and
          six months ended June 30, 1998

          Consolidated Statements of Cash Flows                       6
          Six months ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition 9 and Results of Operations

PART II   OTHER INFORMATION

Item 2.   Changes in Securities                                      16

Item 4.   Submission of Matters to a Vote of Security Holders        17

Item 6.   Exhibits and Reports on Form 8-K                           18


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,          DECEMBER 31,
                                                                             1998               1997
                                                                          -----------        ------------
                                                                          (Unaudited)
 ASSETS
 Cash and cash equivalents                                                 $3,180,225        $13,095,303
 Deposits                                                                  21,192,955         18,461,456
 Equipment held for operating lease, less accumulated depreciation of
   $12,866,029 at June 30, 1998 and $15,267,683 at December 31, 1997      225,922,086        138,535,643
 Net investment in direct finance lease                                     9,536,640          9,821,854
 Property, equipment and furnishings, less accumulated depreciation
 of $345,116 at June 30, 1998 and $275,109 at December 31, 1997             1,315,268            540,856
 Spare parts inventory                                                     26,061,029         10,334,113
 Maintenance billings receivable                                              894,777          1,547,765
 Operating lease rentals receivable                                           718,269            520,466
 Receivables from spare parts sales                                         3,500,643          2,908,175
 Other receivables                                                            100,008            375,878
 Other assets                                                               6,312,870          2,288,547
                                                                         ------------       ------------
 Total assets                                                            $298,734,770       $198,430,056
                                                                         ------------       ------------
                                                                         ------------       ------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Accounts payable and accrued expenses                                     $3,490,133         $4,010,976
 Salaries and commissions payable                                             712,649          1,070,051
 Deferred income taxes                                                     10,263,469          8,476,040
 Deferred gain                                                                170,030            183,278
 Notes payable and accrued interest                                       192,758,266        101,433,200
 Capital lease obligation                                                   2,728,709          2,802,119
 Residual share payable                                                     2,215,282          2,092,140
 Maintenance deposits                                                      21,196,109         20,018,195
 Security deposits                                                          3,790,473          2,435,987
 Unearned lease revenue                                                     2,018,578          1,306,613
                                                                         ------------       ------------
 Total liabilities                                                        239,343,698        143,828,599
                                                                         ------------       ------------

 Shareholders' equity:
 Common stock, ($0.01 par value.  20,000,000 shares authorized;
   7,269,598 and 7,177,320 shares issued and outstanding
   as of June 30, 1998 and December 31,1997, respectively)                     72,696         40,117,223
 Paid-in capital in excess of par                                          40,936,247                  -
 Retained earnings                                                         18,382,129         14,484,234
                                                                         ------------       ------------
 Total shareholders' equity                                                59,391,072         54,601,457
                                                                         ------------       ------------
 Total liabilities and shareholders' equity                              $298,734,770       $198,430,056
                                                                         ------------       ------------
                                                                         ------------       ------------


 See accompanying notes to the consolidated financial statements

                      WILLIS LEASE FINANCE CORPORATION
                             AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     -------------------------     -------------------------
                                                         1998           1997           1998          1997
                                                     -----------    -----------    -----------   -----------
REVENUE
Lease revenue                                        $ 7,128,925    $ 4,428,749    $13,565,173   $ 8,543,826
Gain on sale of leased equipment                       2,431,226              -      5,539,078       397,379
Spare part sales                                       6,583,267      3,655,983      9,599,194     5,877,663
Sale of equipment acquired for resale                  4,093,641      7,600,000      4,093,641    10,147,840
Interest and other income                                433,845        201,315        619,232       452,839
                                                     -----------    -----------    -----------   -----------
Total revenue                                         20,670,904     15,886,047     33,416,318    25,419,547
                                                     -----------    -----------    -----------   -----------

EXPENSES
Interest expense                                       3,599,700      1,673,278      6,202,050     3,137,758
Depreciation expense                                   1,727,826        978,969      3,145,335     1,854,429
Residual share                                           167,747        180,914        400,259       371,466
Cost of spare part sales                               4,831,464      2,402,830      6,886,008     3,706,982
Cost of equipment acquired for resale                  3,573,499      6,385,464      3,573,499     8,637,981
General and administrative                             3,184,325      2,156,920      6,368,162     3,942,835
                                                     -----------    -----------    -----------   -----------
Total expenses                                        17,084,561     13,778,375     26,575,313    21,651,451
                                                     -----------    -----------    -----------   -----------
Income before income taxes and extraordinary item      3,586,343      2,107,672      6,841,005     3,768,096
Income taxes                                          (1,437,800)      (841,674)    (2,742,626)   (1,486,956)
                                                     -----------    -----------    -----------   -----------
Income before extraordinary item                       2,148,543      1,265,998      4,098,379     2,281,140
Extraordinary item less applicable income taxes                -              -       (200,480)    2,007,929
                                                     -----------    -----------    -----------   -----------
Net income                                            $2,148,543     $1,265,998     $3,897,899    $4,289,069
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------
Basic earnings per common share:
Income before extraordinary item                           $0.30          $0.23          $0.57         $0.42
Extraordinary item                                             -              -          (0.03)         0.37
                                                     -----------    -----------    -----------   -----------
Net income                                                 $0.30          $0.23          $0.54         $0.79
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------

Diluted earnings per common share:
Income before extraordinary item                           $0.29          $0.23          $0.55         $0.41
Extraordinary item                                             -              -          (0.03)         0.36
                                                     -----------    -----------    -----------   -----------
Net income                                                 $0.29          $0.23          $0.52         $0.77
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------

Weighted average common shares outstanding             7,263,268      5,433,498      7,227,754     5,431,490
Diluted weighted average common shares outstanding     7,488,397      5,528,898      7,465,967     5,548,010

See accompanying notes to the consolidated financial statements

                      WILLIS LEASE FINANCE CORPORATION
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED JUNE 30, 1998

                                                      Issued and
                                                      outstanding                     Paid-in                      Total
                                                      shares of        Common        Capital in      Retained   shareholders'
                                                     common stock       Stock       Excess of Par    earnings      equity
                                                     ------------       -----       -------------    --------      ------
Balances at December 31, 1996                           5,426,793    $16,055,689    $           -   $7,146,563   $23,202,252
Shares issued                                              25,527        221,244                -            -       221,244
Common stock issued and
  proceeds from secondary offering, net                 1,725,000     23,840,290                -            -    23,840,290
Net income                                                      -              -                -    7,337,667     7,337,667
                                                        ---------   ------------      -----------  -----------   -----------
Balances at December 31, 1997                           7,177,320     40,117,223                -   14,484,230    54,601,453

Shares issued                                              92,278        586,328                -            -       586,328
Tax benefit from disqualified
   dispositions of qualified shares                             -              -          305,392            -       305,392
Conversion to par value stock                                   -   (40,630,855)       40,630,855            -             -
Net income                                                      -              -                -    3,897,899     3,897,899
                                                        ---------   ------------      -----------  -----------   -----------
Balances at June 30, 1998 (unaudited)                   7,269,598        $72,696      $40,936,247  $18,382,129   $59,391,072
                                                        ---------   ------------      -----------  -----------   -----------
                                                        ---------   ------------      -----------  -----------   -----------

See accompanying notes to the consolidated financial statements

                                WILLIS LEASE FINANCE CORPORATION
                                      AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                               1998              1997
                                                                         ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $3,897,899         $4,289,069
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation of equipment held for  lease                                  3,062,632          1,794,646
Depreciation of property, equipment and furnishings                           82,703             59,783
(Gain) on sale of property, equipment and furnishings                         (1,964)           (37,309)
(Gain) on sale of leased equipment                                        (5,539,078)          (397,379)
Increase in residual share payable                                           123,142            371,466
Changes in assets and liabilities:
 Deposits                                                                 (2,731,499)         2,173,816
 Spare parts inventory                                                   (15,726,916)        (2,802,088)
 Receivables                                                                 138,587         (1,117,982)
 Other assets                                                               (614,323)          (347,308)
 Accounts payable and accrued expenses                                      (215,452)         1,143,188
 Salaries and commission payable                                            (357,402)           205,332
 Deferred income taxes                                                     1,787,430          2,816,367
 Deferred gain                                                               (13,248)           (13,248)
 Accrued interest                                                             19,715           (493,316)
 Maintenance deposits                                                      1,177,914          3,133,063
 Security deposits                                                         1,354,486             54,491
 Unearned lease revenue                                                      711,965             (2,484)
                                                                        ------------        -----------
Net cash (used in) provided by operating activities                      (12,843,409)        10,830,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
 of selling expenses)                                                     16,487,299          1,000,000
Proceeds from sale of property, equipment and furnishings                     16,300             80,500
Purchase of equipment held for operating lease                          (101,397,296)       (13,291,479)
Deposits made in connection with inventory purchases                      (3,410,000)               -
Purchase of property, equipment and furnishings                             (871,455)          (109,530)
Principal payments received on direct finance lease                          285,214                -
                                                                        ------------        -----------
Net cash used in investing activities                                    (88,889,938)       (12,320,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                  109,984,205         66,888,374
Proceeds from issuance of common stock                                       586,328            108,257
Principal payments on notes payable                                      (18,678,854)       (57,107,899)
Principal payments on capital lease obligation                               (73,410)           (87,897)
                                                                        ------------        -----------
Net cash provided by financing activities                                 91,818,269          9,800,835
(Decrease) increase in cash and cash equivalents                          (9,915,078)         8,310,433
Cash and cash equivalents at beginning of period                          13,095,303          6,573,241
                                                                        ------------        -----------
Cash and cash equivalents at end of period                                $3,180,225        $14,883,674
                                                                        ------------        -----------
                                                                        ------------        -----------
SUPPLEMENTAL INFORMATION:
Net cash paid for: Interest                                               $6,182,335         $3,631,075
                                                                         ------------        -----------
                   Income taxes                                           $2,656,825           $156,400
                                                                        ------------        -----------
Non-cash financing activities:  Disqualified disposition of
                                qualified shares resulted in a
                                $305,392 tax benefit.

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

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, and December 31, 1997, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations and cash flows for the periods ended June 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

3.   SHAREHOLDERS' EQUITY

  The Company changed its state of incorporation from California to Delaware through a merger of Willis Lease Finance Corporation into its wholly-owned Delaware subsidiary. The reincorporation, approved by the Company's shareholders at the May 12, 1998 Annual Meeting of Shareholders, results in a change only of the Company's legal domicile. It does not result in any change in the Company's name, operations, locations, management, reporting obligations, NASDAQ National Market trading symbol or assets and liabilities. In connection with this reincorporation, the Company converted no par value common stock to $0.01 par value common stock.

  The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance.
This plan became effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the six month

                       WILLIS LEASE FINANCE CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period ended June 30, 1998, the Company issued 8,040 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

  Under the 1996 Stock Option/Stock Issuance Plan, 525,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, and an Automatic Option Grant Program for eligible nonemployee Board Members. During the six month period ended June 30, 1998, 59,000 options were exercised. In connection with the exercise of these options, the Company recognized a $305,392 tax benefit.

  In conjunction with its initial public offering, the Company sold five-year purchase warrants for $.01 per warrant covering an aggregate of 100,000 shares of common stock exercisable at a price equal to 130% of the initial public offering price. The warrants are exercisable commencing 24 months after the effective date of the initial public offering or earlier, but not earlier than 12 months after the initial public offering, if and when the Company files a registration statement for the sale by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for shares of common stock (other than pursuant to a stock option or other employee benefit or similar plan, or in connection with a merger or an acquisition). The common stock offering in December 1997 constituted such a registration. The warrants' exercise price and the number of shares of Common Stock are subject to adjustment to protect the warrant holders against dilution in certain events. In February 1998, a holder of 50,000 of the warrants exercised the warrants under the net issuance rights of the warrants. Based on the closing price on such date, the exercise resulted in the issuance of 25,238 shares to the holder of the warrants.

4.   FINANCING

  In June 1998, the Company increased the committed amount of its revolving credit facility to $100 million. This credit facility is available to finance the acquisition of aircraft engines, aircraft and high-value spare parts for sale or lease. This facility expires on September 30, 1998. The Company anticipates extending the maturity of the facility.

  In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.   COMMITMENTS

  In June 1998, the Company commenced lease of office space for its Sausalito operations. The initial term of this lease is 5 years and the annual rental commitments under the lease are approximately $0.3 million. In April 1998, the Company commenced lease of a warehouse and office facility for Willis Aeronautical Services, Inc. ("WASI") in San Diego, California. WASI moved its South San Francisco operations into this facility in June 1998. The initial term of this lease is 6 years and the annual rental commitments under the lease are approximately $0.4 million.

  The Company has committed to purchase, during 1998 and 1999, additional used aircraft and engines for its operations. Certain deposits were made in connection with these commitments. The Company's current commitment to such purchases is not more than $35.1 million. A portion of these purchases will take place in 1998 and the remainder in 1999.

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

  The Company changed its state of incorporation from California to Delaware through a merger of Willis Lease Finance Corporation into its wholly-owned Delaware subsidiary. The reincorporation, approved by the Company's shareholders at the May 12, 1998 Annual Meeting of Shareholders, results in a change only of the Company's legal domicile. It does not result in any change in the Company's name, operations, locations, management, reporting obligations, NASDAQ National Market trading symbol or assets and liabilities.

  Revenue consists primarily of operating lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

  RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997:

  Revenue is summarized as follows:


                                                                     Three Months Ended June 30,
                                                       ------------------------------------------------------
                                                                  1998                          1997
                                                                  ----                          ----
                                                          Amount            %         Amount             %
                                                       ------------------------------------------------------
                                                                        (dollars in thousands)
  Lease revenue.............................             $ 7,129            34%        $ 4,429             28%
  Gain on sale of leased equipment..........               2,431             12              -              -
  Spare parts sales.........................               6,583             32          3,656             23
  Sale of equipment acquired for resale.....               4,094             20          7,600             48
  Interest and other income.................                 434              2            201              1
                                                       ------------------------------------------------------
  Total.....................................             $20,671           100%        $15,886            100%
                                                       ------------------------------------------------------

  LEASE PORTFOLIO. During the quarter ended June 30, 1998, eleven engines, one aircraft and one spare parts package were added to the Company's lease portfolio at a total cost of $54.5 million. Four engines and one spare parts package were sold or transferred from the lease portfolio.

  LEASING ACTIVITIES. Lease revenue for the quarter ended June 30, 1998 increased 61% to $7.1 million from $4.4 million for the comparable period in 1997. This increase reflects lease revenues from additional engines, aircraft and spare parts packages.

  GAIN ON SALE OF LEASED EQUIPMENT. During the quarter ended June 30, 1998, the Company sold three engines from the lease portfolio which resulted in a gain of $2.4 million. There were no such gains in the quarter ended June 30, 1997.

  SPARE PARTS SALES. Revenues from spare parts sales in the quarter ended June 30, 1998 increased 80% to $6.6 million from $3.7 million in the comparable 1997 period. The gross margin decreased to 27% in the second quarter of 1998, from 34% in the corresponding period in 1997. The decrease in margin was primarily the result of the Company's decision to sell, shortly after their acquisition, certain of the engines acquired under its agreement with United Airlines to acquire used aircraft. In doing so, the Company avoided disassembly, inventory and financing costs that would have been incurred had the Company disassembled, inventoried and sold, over a period of time, the engines in a piece part manner.

  SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the quarter ended June 30, 1998, the Company sold one engine for $4.1 million which resulted in a gain of $0.5 million. During the comparable 1997 period, the Company sold four engines for $7.6 million resulting in a gain of $1.2 million.

  INTEREST AND OTHER INCOME. Interest and other income for the quarter ended June 30, 1998 was $0.4 million compared to $0.2 million for the quarter ended June 30, 1997. The increase was primarily due to ancillary fees generated in connection with an existing lease arrangement.

  INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 115% to $3.6 million for the quarter ended June 30, 1998, from the comparable period in 1997, due to an increase in average debt outstanding during the period. Residual sharing expense decreased 7% to $167,747 for the quarter ended June 30, 1998 from $180,914 for the comparable period in 1997. The decline was due to the repayment, in March 1998, of one of the Company's loans which had residual sharing provisions. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for such engines.

  DEPRECIATION EXPENSE. Depreciation expense increased 76% to $1.7 million for the quarter ended June 30, 1998, from the comparable period in 1997, due to the larger average asset base in the second quarter of 1998.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 48% to $3.2 million for the quarter ended June 30, 1998 from $2.2 million in the comparable period in 1997. This increase reflects expenses associated with staff additions, increased rent due to the expansion of the Company's office and warehouse facilities, as well as increases in professional fees, insurance expense and expenses related to promotional and marketing activities.

  INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the quarter ended June 30, 1998, increased to $1.4 million from $0.8 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997:

  Revenue is summarized as follows:

                                                                    Six Months Ended June 30,
                                                         ----------------------------------------------------
                                                                    1998                        1997
                                                                    ----                        ----
                                                         Amount              %          Amount            %
                                                         ----------------------------------------------------
                                                                          (dollars in thousands)
  Lease revenue..............................            $13,565             41%       $ 8,544             34%
  Gain on sale of leased equipment...........              5,539             16            397              1
  Spare parts sales..........................              9,599             29          5,878             23
  Sale of equipment acquired for resale......              4,094             12         10,148             40
  Interest and other income..................                619              2            453              2
                                                         ----------------------------------------------------
  Total......................................            $33,416            100%       $25,420            100%
                                                         ----------------------------------------------------

  LEASE PORTFOLIO. During the period ended June 30, 1998, twenty-one engines, one spare parts package and two aircraft were added to the Company's lease portfolio at a total cost of $101.4 million. Five engines and one spare parts package were sold or transferred from the lease portfolio.

  LEASING ACTIVITIES. Lease revenue for the period ended June 30, 1998 increased 59% to $13.6 million from $8.5 million for the comparable period in 1997. This increase reflects lease revenues from additional engines, aircraft and spare parts packages.

  GAIN ON SALE OF LEASED EQUIPMENT. During the period ended June 30, 1998, the Company sold four engines from the lease portfolio which resulted in a gain of $5.5 million. This compares with gains in the period ended June 30, 1997 of $0.4 million.

  SPARE PARTS SALES. Revenues from spare parts sales in the period ended June 30, 1998 increased 63% to $9.6 million from $5.9 million in the comparable 1997 period. The gross margin decreased to 28% in the first six months of 1998, from 37% in the corresponding period in 1997. The decrease in margin was primarily the result of the Company's decision to sell, shortly after their acquisition, certain of the engines acquired under its agreement with United Airlines to acquire used aircraft. In doing so, the Company avoided disassembly, inventory and financing costs that would have been incurred had the Company disassembled, inventoried and sold, over a period of time, the engines in a piece part matter.

  SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the period ended June 30, 1998, the Company sold one engine for $4.1 million resulting in a gain of $0.5 million. During the period ended June 30, 1997, the Company sold five engines for $10.1 million which resulted in gains of $1.5 million.

  INTEREST AND OTHER INCOME. Interest and other income for the period ended June 30, 1998 was $0.6 million compared to $0.5 million for the period ended June 30, 1997.

  INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 98% to $6.2 million for the period ended June 30, 1998, from the comparable period in 1997, due to an increase in average debt
outstanding during the period.   Residual sharing expense increased 8% to
$400,259 for the period ended June 30, 1998 from the $371,466 for the comparable period in 1997. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for such engines. In March 1998, the Company repaid one of its loans which had residual sharing provisions. (See "Extraordinary Items" below).

  DEPRECIATION EXPENSE. Depreciation expense increased 70% to $3.1 million for the period ended June 30, 1998, from the comparable period in 1997, due to the larger average asset base in the first six months of 1998.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 62% to $6.4 million for the period ended June 30, 1998 from $3.9
million in the comparable period in 1997.   This increase reflects expenses
associated with staff additions, increased rent due to the expansion of the Company's office and warehouse facilities, as well as increases in professional fees, insurance expense and expenses related to promotional and marketing activities.

  INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the period ended June 30, 1998, increased to $2.7 million from $1.5 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

  EXTRAORDINARY ITEMS. In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax. In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2.0 million, net of tax.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued a new statement: SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Company's operating segments and related disclosures about its products, services, geographic areas, and major customers. This statement is effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of the statement will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow, or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $110.0 million and $66.9 million, in the six month periods ended June 30, 1998 and 1997, respectively, was derived from this activity. In these same time periods $18.8 million and $57.2 million, respectively, was used to pay down related debt or the capital lease. In December 1997, net proceeds from a follow-on common stock offering were approximately $23.8 million. In September 1996, net proceeds from the initial public offering were approximately $15.9 million. Cash flow from operating activities used approximately $12.8 million in the six month period ended June 30, 1998 and cash flows from operating activities generated $10.8 million in the six month period ended June 30, 1997. The deficit cash flow from operations was primarily attributable to the acquisition of used aircraft for WASI's inventory.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $101.4 million and $13.3 million of funds were used for this purpose in the six month periods ended June 30, 1998 and 1997, respectively.

     At June 30, 1998, the Company had a $100.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease. Assuming compliance with the facility's terms, including sufficiency of collateral, at June 30, 1998 and July 31, 1998, $12.4 million and $11.3 million was available under this facility, respectively. The facility expires on September 30, 1998. The Company intends to extend and increase this facility.

     The Company has an $80.0 million debt warehouse facility (the "WLFC Funding Corp. Facility"), to a special purpose finance subsidiary of the Company, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. The facility has an eight year term and is partially guaranteed by the Company. This facility requires the issuer to hedge 50% of the facility against interest rate changes no later than September 30, 1998. In May 1998, a three year $15 million interest rate swap was executed to hedge a portion of the interest expense under this facility. Assuming compliance with the facility's terms, including sufficiency of collateral, as of June 30, 1998 and July 31, 1998, $27.6 million was available under this facility.

     Approximately $100.6 million of the Company's debt is repayable during the remainder of 1998. The majority of such repayments consist of the maturity of the revolving credit facility and the scheduled balloon payment maturities on term loans. The balance of the repayments consist of scheduled installments due under term loans. The Company anticipates that it will extend the revolving credit facility and refinance the balloon payment maturities during the remainder of 1998.

     The Company believes that its current equity base and internally generated funds are sufficient to fund the Company's anticipated equity requirements and operations for the remainder of 1998, at which time additional equity may be required to fund projected growth. The Company is seeking to extend and expand its existing revolving credit facility as noted above and make other borrowing arrangements to fund future growth.

     As of June 30, 1998, the Company had eight engines and four spare parts packages which had not been financed. The Company will likely seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management - Interest Rate Exposure" below.

     Between June 30, 1998 and July 31, 1998, the Company and WASI purchased
engines for the lease portfolio and aircraft for the parts operation.   The
total cost of these purchases was approximately $2.6 million. These purchases were funded with cash from operations, and borrowings under the Company's revolving line of credit.

     The Company has committed to purchase, during 1998 and 1999, additional used aircraft and engines for its operations. Certain deposits were made in connection with these commitments. The Company's current commitment to such purchases is not more than $35.1 million. Some of these purchases will take place in 1998 and some in 1999.

MANAGEMENT OF INTEREST RATE EXPOSURE

     At June 30, 1998, $149.0 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

     In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of June 30, 1998, the notional principal amount of the cap was $34.3 million which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. In May 1998, WLFC-Funding Corp. purchased a three year $15 million interest rate swap. The Company will be exposed to credit risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt in the second half of 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company's report on Forms 10-K and 10-KA for the year ended December 31, 1997. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

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

     A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition or results of operations. A number of airlines have experienced financial difficulties, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), creditors are automatically stayed from enforcing their rights. The scope of
Section 1110 has been the subject of significant litigation and there can be no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft, aircraft engines or parts in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

     A substantial portion of the Company's lease revenue was generated by leases to foreign customers worldwide, including but not limited to Asian customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company has experienced some collection problems under certain leases with foreign airlines, and there can be no assurance that the Company will not experience such collection problems in the future. The Company may also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in such locales. Consequently, the Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines.

     The operating lease business is a capital intensive business. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in a large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new aircraft engines, aircraft and spare parts packages to its portfolio, add inventory to support its spare parts sales or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, certain of the Company's debt facilities mature, either in whole or part, during the current calendar year. Should the Company be unable to meet the terms of repayment of these facilities, and/or refinance or extend these facilities, it would have a material adverse effect on the Company's financial condition and its ability to conduct business. Factors that could cause equity or debt financing to be more expensive or unavailable include changes in interest rates, financial conditions of the lessee or the Company, prospects for the airline industry or the asset type as well as general economic conditions.

     The Company's equipment leases are generally structured at fixed rental rates for specified terms while many of the Company's borrowing arrangements are at a floating rate. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its lines of credit or loans.

     The Company, through WASI, acquires aviation equipment such as whole aircraft engines and aircraft which can be dismantled and sold as parts. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the Federal Aviation Administration. Parts must also be traceable to sources deemed acceptable by the FAA. Parts owned by the Company may not meet applicable standards or standards may change, causing parts which are already in the Company's inventory to be scrapped or modified. Engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent the Company has such parts in its inventory, their value may be reduced. In addition, if the Company does not sell airframe and engine component parts that it purchases in the time frame contemplated at acquisition, the Company may be subject to unanticipated inventory financing costs as well as all the risks of ownership.

     Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, original equipment manufacturers ("OEMs"), aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the aircraft engine/spare parts sales industry, thereby significantly increasing industry competition. A variety of potential actions by any of the Company's competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to compete effectively against present and future competitors or the competitive pressures will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has recently experienced significant growth in assets and revenues. Such growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations. An inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's operations are not highly dependent on systems technology and management believes the Company's exposure to loss as a result of year 2000 issues is minimal. The Company does not believe that the Year 2000 issue will have a bearing on lessees' ability to adhere to the terms of their lease agreements with the Company. However, it has been reported in the general press that airlines and the FAA may have material Year 2000 issues, which could effect their operations. Such an effect could impact the ability of lessees and other customers to meet the obligations to the Company.

     The Company's leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company's lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive could adversely affect the Company's business, financial condition or results of operations

     The Company may experience fluctuations in its quarterly operating results. Such fluctuations may be due to a number of factors, including the timing of sales of engines and spare parts, fluctuation in aircraft equipment marketing activities, fluctuation of margins on such activities, unanticipated early lease terminations, the timing of aircraft equipment acquisitions or a default by a lessee. Downturns in the air transportation industry affect the Company's business. In particular, substantial increases in fuel costs or interest rates, increased fare competition, slower growth in air traffic, or any significant downturn in the general economy could adversely affect the air transportation industry and may therefore negatively impact the Company's business, financial condition and results of operations. As a result, the Company believes that comparisons to the results of its operations for preceding quarters are not necessarily meaningful and that results for any prior quarter should not be relied upon as an indication of future performance. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's common stock.

PART II              OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      Effective June 8, 1998, the Company changed its state of incorporation from California to Delaware. The merger was accomplished through a merger (the "Merger") of Willis Lease Finance Corporation, a California corporation ("Willis-California"), into its wholly-owned Delaware subsidiary of the same name ("Willis-Delaware"). In connection with the reincorporation, the Company adopted various features in its certificate of incorporation and bylaws which are intended, among other things, to promote the stability of the Company's shareholder base and to render more difficult certain unsolicited or hostile attempts to take over the Company (the "Shareholder Protection Features") including: (a) the division of the Board of Directors of the Company into three classes to serve staggered terms of office as more fully set forth in the Certificate of Incorporation; (b) the requirement that certain "Business Combinations" (as defined in Article XIII of the Certificate of Incorporation) be approved by the affirmative vote of the holders of not less than 80% of the total voting power of all outstanding shares of voting stock of the Company; and (c) the provision that Bylaws may be amended or repealed only with the approval of the holders of 80% of the total voting power of the outstanding shares of voting stock of the Company; and (d) the provision that special meetings of shareholders of the Company may be called only by the Board of Directors, the Chairman of the Board or the President.

     The reincorporation proposal and each of the Shareholder Protection Features were approved by the Company's shareholders at the Company's annual
meeting of shareholders on May 12, 1998.   As a result of the Merger, each
outstanding share of Willis-California's common stock, no par value per share, was converted into one share of Willis-Delaware common stock, par value $0.01 per share. Each stock certificate representing issued and outstanding shares of Willis-California common stock will continue to represent the same number of shares of Willis-Delaware common stock. Shareholders are not required to undertake a mandatory exchange of shares. The common stock will continue to trade on the Nasdaq National Market under the symbol WLFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the May 12, 1998 Annual Meeting of Shareholders of Willis Lease Finance Corporation, the following matters were voted upon:




   DESCRIPTION                                                              VOTES
   -----------                                                              ------
1. Election of Directors

   Charles F. Willis, IV (Class III)                                        6,775,584     For
                                                                                7,917     Withheld
   William L. McElfresh (Class I)                                           6,775,584     For
                                                                                7,917     Withheld
   Ross K. Anderson (Class II)                                              6,775,584     For
                                                                                7,917     Withheld
   William M. LeRoy (Class I)                                               6,775,584     For
                                                                                7,917     Withheld
   Willard H. Smith, Jr. (Class II)                                         6,775,584     For
                                                                                7,917     Withheld

2. Approval of ratification of selection of KPMG Peat Marwick LLP as        6,781,851     For
independent public accountants for the Company for the fiscal year                950     Against
ended December 31, 1998                                                           700     Abstain

3. Approval of change in the Company's state of incorporation from          4,896,744     For
California to Delaware                                                      1,258,460     Against
                                                                                1,680     Abstain

4. Approval of adoption of Classified Board Provisions in the               4,059,263     For
Certificate of Incorporation and Bylaws of the Company pursuant             2,090,841     Against
to which the Board will be classified into three classes and                    6,780     Abstain
directors may only be removed for cause and only by the specified vote of shareholders

5. Approval of adoption of a Shareholder Supermajority Vote Requirement     3,980,913     For
in the Certificate of Incorporation of the Company pursuant to which        2,167,171     Against
the affirmative vote of the holders of not less than 80% of the Company's       8,800     Abstain
outstanding Voting Stock is required to approve certain business combinations

6. Approval of adoption of provisions in the Certificate of Incorporation   3,982,313     For
of the Company requiring an increased Shareholder Vote of 80% to amend      2,160,671     Against
any of the Bylaws and to amend certain antitakeover provisions in the          13,900     Abstain
Certificate of Incorporation of the Company

7. Approval to eliminate the right of holders of 10% or more of the         4,027,784     For
Company's Common Stock to all special shareholders' meetings                2,051,533     Against
                                                                               77,567     Abstain

8. Approval of a series of amendments to the Company's 1996 Stock           4,975,342     For
Option/Stock Issuance Plan, including a 500,000 share increase in           1,168,675     Against
the number of shares of Common Stock authorized for issuance under             12,867     Abstain
the 1996 Plan

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT
NUMBER                                 DESCRIPTION
3.1        Certificate of Incorporation, filed on March 12, 1998 together with
           Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998.
           Incorporated by reference to Exhibits 4.01 and 4.02 of the Company's report on
           Form 8-K filed on June 23, 1998.

3.2        Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on June 23, 1998.

4.1        Specimen of Common Stock Certificate.

10.1       Amendment No. 5 dated April 30, 1998 to Credit Agreement.

10.2*      Amendment No. 6 dated May 4, 1998 to Credit Agreement.

10.3*      Amended and Restated Credit Agreement dated June 2, 1998.

11.1       Statement regarding computation of per share earnings.

27.1       Financial Data Schedule.

-----------------------------------------
*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.


(b)  Reports on Form 8-K

     During the three months ended June 30, 1998, the Company filed the following two reports on Form 8-K: (i) a Form 8-K filed on April 30, 1998 which reported on Item 5; and (ii) a Form 8-K filed on June 23, 1998 which reported on Item 5.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 10, 1998

                              Willis Lease Finance Corporation


                              By: /s/ James D. McBride
                                  ----------------------------------
                                  James D. McBride
                                  Chief Financial Officer