Form 10-Q
period 1998-09-30
WILLIS LEASE FINANCE CORP
filed 1998-11-16
CIK 1018164

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                 _________________

                                     FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998

                                         OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER:  0-28774
                                 _________________

                          WILLIS LEASE FINANCE CORPORATION
               (Exact name of registrant as specified in its charter)

                    Delaware                               68-0070656
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)

2320 Marinship Way, Suite 300, Sausalito, CA               94965
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code      (415) 331-5281

                                 _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of Each Class                Outstanding at October 31, 1998
          -------------------                -------------------------------
     Common Stock, $0.01 Par Value                      7,285,813

                          WILLIS LEASE FINANCE CORPORATION

                                       INDEX

                                                                          Page No.
                                                                          --------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          As of September 30, 1998 and December 31, 1997                       3

          Consolidated Statements of Income                                    4
          Three and nine months ended September 30, 1998 and 1997

          Consolidated Statements of Shareholders' Equity                      5
          Year ended December 31, 1997 and
          nine months ended September 30, 1998

          Consolidated Statements of Cash Flows                                6
          Nine months ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition          9
          and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    17

                         WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            1998            1997
                                                                                        -------------   ------------
                                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                                                 $2,926,597    $13,095,303
Deposits                                                                                  16,701,061     18,461,456
Equipment held for operating lease, less accumulated depreciation
   of $14,197,951 at September 30, 1998 and $15,267,683 at December 31, 1997             246,312,602    138,535,643
Net investment in direct finance lease                                                     9,391,351      9,821,854
Property, equipment and furnishings, less accumulated depreciation
   of $436,585 at September 30, 1998 and $275,109 at December 31, 1997                     2,274,450        540,856
Spare parts inventory                                                                     29,150,797     10,334,113
Maintenance billings receivable                                                              888,898      1,547,765
Operating lease rentals receivable                                                           642,645        520,466
Receivables from spare parts sales                                                         4,865,594      2,908,175
Other receivables                                                                            331,721        375,878
Other assets                                                                               7,963,459      2,288,547
                                                                                       -------------  -------------
Total assets                                                                            $321,449,175   $198,430,056
                                                                                       -------------  -------------
                                                                                       -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                     $6,270,112     $4,010,976
Salaries and commissions payable                                                             461,319      1,070,051
Deferred income taxes                                                                     11,525,590      8,476,040
Deferred gain                                                                                163,406        183,278
Notes payable and accrued interest                                                       214,861,837    101,433,200
Capital lease obligation                                                                   2,690,852      2,802,119
Residual share payable                                                                     2,402,410      2,092,140
Maintenance reserves                                                                      14,360,602     20,018,195
Security deposits                                                                          4,176,006      2,435,987
Unearned lease revenue                                                                     2,497,213      1,306,613
                                                                                       -------------  -------------
Total liabilities                                                                       $259,409,347   $143,828,599
                                                                                       -------------  -------------

Shareholders' equity:
Common stock, ($0.01 par value and no par value as of
   September 30, 1998 and December 31, 1997, respectively.
   20,000,000 shares authorized; 7,285,813 and 7,177,320
   shares issued and outstanding as of September 30, 1998
   and December 31,1997, respectively)                                                        72,858          -
Paid-in capital in excess of par                                                          41,100,934     40,117,223
Retained earnings                                                                         20,866,036     14,484,234
                                                                                       -------------  -------------
Total shareholders' equity                                                                62,039,828     54,601,457
                                                                                       -------------  -------------
Total liabilities and shareholders' equity                                              $321,449,175   $198,430,056
                                                                                       -------------  -------------
                                                                                       -------------  -------------

See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                     --------------------------    -------------------------
                                                                         1998           1997           1998          1997
                                                                     -----------    -----------    -----------   -----------
REVENUE
Lease revenue                                                         $9,077,536     $5,159,969    $22,642,709   $13,703,795
Gain on sale of leased equipment                                       3,639,707        936,069      9,178,785     1,333,448
Spare part sales                                                       7,229,672      5,581,648     16,828,866    11,459,311
Sale of equipment acquired for resale                                         -       2,600,000      4,093,641    12,747,840
Interest and other income                                                133,644         90,821        752,876       543,660
                                                                     -----------    -----------    -----------   -----------
Total revenue                                                        $20,080,559    $14,368,507    $53,496,877   $39,788,054

EXPENSES
Interest expense                                                       4,214,800      2,068,997     10,416,850     5,225,603
Depreciation expense                                                   2,179,989      1,140,692      5,325,324     2,995,121
Residual share                                                           187,128        226,659        587,387       598,125
Cost of spare part sales                                               5,037,298      4,044,196     11,923,306     7,751,179
Cost of equipment acquired for resale                                         -       2,033,687      3,573,499    10,671,668
General and administrative                                             4,325,601      2,434,013     10,693,763     6,358,000
                                                                     -----------    -----------    -----------   -----------
Total expenses                                                       $15,944,816    $11,948,244    $42,520,129   $33,599,696

                                                                     -----------    -----------    -----------   -----------
Income before income taxes and extraordinary item                      4,135,743      2,420,263     10,976,748     6,188,358
Income taxes                                                          (1,651,834)      (969,327)    (4,394,462)   (2,456,283)
                                                                     -----------    -----------    -----------   -----------
Income before extraordinary item                                       2,483,909      1,450,936      6,582,286     3,732,075
Extraordinary item less applicable income taxes                               -              -        (200,480)    2,007,929
                                                                     -----------    -----------    -----------   -----------
Net income                                                            $2,483,909     $1,450,936     $6,381,806    $5,740,004
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------

Basic earnings per common share:
Income before extraordinary item                                           $0.34          $0.27          $0.91         $0.69
Extraordinary item                                                            -              -           (0.03)         0.37
                                                                     -----------    -----------    -----------   -----------
Net income                                                                 $0.34          $0.27          $0.88         $1.05
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------

Diluted earnings per common share:
Income before extraordinary item                                           $0.33          $0.26          $0.88         $0.67
Extraordinary item                                                            -              -           (0.03)         0.36
                                                                     -----------    -----------    -----------   -----------
Net income                                                                 $0.33          $0.26          $0.85         $1.03
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------

Average common shares outstanding                                      7,280,130      5,447,117      7,245,404     5,441,292
Diluted average common shares outstanding                              7,495,491      5,658,184      7,466,062     5,592,223

See accompanying notes to the consolidated financial statements

                          WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                     Issued and
                                                     outstanding                         Paid-in                   Total
                                                      shares of        Common          Capital in   Retained    shareholders'
                                                     common stock       Stock        Excess of Par   earnings      equity
                                                     ------------    -----------     -------------  ----------  ------------
Balances at December 31, 1996                          5,426,793     $16,055,689    $        -      $7,146,563   $23,202,252
Shares issued                                             25,527         221,244             -              -        221,244
Common stock issued and
  proceeds from secondary offering, net                1,725,000      23,840,290             -              -     23,840,290
Net income                                                    -               -              -       7,337,667     7,337,667
                                                       ---------     -----------    -----------    -----------   -----------
Balances at December 31, 1997                          7,177,320     $40,117,223    $        -     $14,484,230   $54,601,453

Shares issued                                            108,493         586,490        137,848             -        724,338
Tax benefit from disqualified
   dispositions of qualified shares                           -               -         332,231             -        332,231
Conversion to par value stock                                 -      (40,630,855)    40,630,855             -             -
Net income                                                    -               -              -       6,381,806     6,381,806
                                                       ---------     -----------    -----------    -----------   -----------
Balances at September 30, 1998 (unaudited)             7,285,813         $72,858    $41,100,934    $20,866,036   $62,039,828
                                                       ---------     -----------    -----------    -----------   -----------
                                                       ---------     -----------    -----------    -----------   -----------

See accompanying notes to the consolidated financial statements

                          WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                             1998          1997
                                                        -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  6,381,806     $ 5,740,004
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation of equipment held for lease                    5,155,698       2,905,016
Depreciation of property, equipment and furnishings           169,626          90,105
Loss on sale of property, equipment and furnishings            15,536         (45,122)
Gain on sale of leased equipment                           (9,178,785)     (1,333,448)
Increase in residual share payable                            310,270         598,125
Changes in assets and liabilities:
   Deposits                                                 1,760,395        (620,199)
   Spare parts inventory                                  (18,816,684)     (5,511,768)
   Receivables                                             (1,376,574)     (1,414,577)
   Other assets                                            (2,300,171)       (667,171)
   Accounts payable and accrued expenses                    2,259,136        (608,914)
   Salaries and commission payable                           (608,732)        371,324
   Deferred income taxes                                    3,049,550       3,030,693
   Deferred gain                                              (19,872)        (19,872)
   Accrued interest                                          (172,694)       (364,270)
   Maintenance deposits                                    (5,657,593)      6,244,630
   Security deposits                                        1,740,019         501,887
   Unearned lease revenue                                   1,190,600          90,410
                                                         ------------    ------------
Net cash (used in) provided by operating activities       (16,098,469)      8,986,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for
  operating lease (net of selling expenses)                28,676,239      12,083,807
Proceeds from sale of property,
  equipment and furnishings                                    16,300          80,500
Purchase of equipment held for operating lease           (132,430,111)    (53,582,728)
Deposits made in connection with inventory purchases       (3,374,741)           -
Purchase of property, equipment and furnishings            (1,935,060)       (174,341)
Principal payments received on direct finance lease           430,503         133,967
                                                         ------------    ------------
Net cash used in investing activities                    (108,616,870)    (41,458,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                   157,685,170     104,038,706
Proceeds from issuance of common stock                      1,056,569         221,244
Principal payments on notes payable                       (44,083,839)    (71,635,450)
Principal payments on capital lease obligation               (111,267)       (122,754)
                                                         ------------    ------------
Net cash provided by financing activities                 114,546,633      32,501,746
 (Decrease) increase in cash and cash equivalents         (10,168,706)         29,804
Cash and cash equivalents at beginning of period           13,095,303       6,573,241
                                                         ------------    ------------
Cash and cash equivalents at end of period              $   2,926,597    $  6,603,045
                                                        -------------    ------------
                                                        -------------    ------------

Supplemental information:
Net cash paid for:    Interest                             10,589,544       5,589,873
                                                        -------------    ------------
                      Income Taxes                          3,013,122         188,600
                                                        -------------    ------------
Non-cash financing activities:
   Disqualified disposition of qualified shares
     resulted in a $332,231 tax benefit.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and December 31, 1997, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations and cash flows for the periods ended September 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan became effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the nine month

                          WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period ended September 30, 1998, the Company issued 15,755 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

     Under the 1996 Stock Option/Stock Issuance Plan, as amended and restated February 24, 1998, 1,025,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, and an Automatic Option Grant Program for eligible nonemployee Board Members. During the nine month period ended September 30, 1998, 67,500 options were exercised. In connection with the exercise of a portion of these options, the Company recognized a $332,231 tax benefit.

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

4.   FINANCING

     In September 1998, the Company amended and restated its revolving credit facility, increasing the facility to $150 million. This credit facility is available to finance the acquisition of aircraft engines, aircraft and high-value spare parts for sale or lease as well as for general working capital purposes. At September 30, 1998, the interest rate on this facility was LIBOR plus 1.75%. This facility has a two-year revolving period followed by a four-year term-out period. The facility is renewable annually.

     In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.   COMMITMENTS

     In June 1998, the Company commenced a new lease of office space for its Sausalito operations. The initial term of this lease is five years and the annual rental commitments under the lease are approximately $0.3 million. In April 1998, the Company commenced lease of a warehouse and office facility for Willis Aeronautical Services, Inc. ("WASI") in San Diego, California. WASI moved its South San Francisco operations into this facility in June 1998. The initial term of this lease is six years and the annual rental commitments under the lease are approximately $0.4 million.

     The Company has committed to purchase, during 1998 and 1999, additional used aircraft and engines for its operations. Certain deposits were made in connection with these commitments. The Company's current, remaining commitment to such purchases is not more than $28.6 million. A portion of these purchases will take place in 1998 and the remainder in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In July 1998, the Company formed Pacific Gas Turbine Center, Incorporated ("PGTC"). Currently, PGTC provides engine disassembly services to WASI and third parties from the Company's San Diego location. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines.

     The Company changed its state of incorporation from California to Delaware through a merger of Willis Lease Finance Corporation into its wholly-owned Delaware subsidiary. The reincorporation, approved by the Company's shareholders at the May 12, 1998 Annual Meeting of Shareholders, resulted in a change only of the Company's legal domicile. It did not result in any change in the Company's name, operations, locations, management, reporting obligations, NASDAQ National Market trading symbol or assets and liabilities.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

     Revenue is summarized as follows:


                                                        Nine Months Ended September 30,
                                                     -------------------------------------
                                                             1998                1997
                                                             ----                -----
                                                      Amount       %      Amount       %
                                                     -------------------------------------
                                                               (dollars in thousands)
Lease revenue. . . . . . . . . . . . . . . .           9,077       45%     5,160       36%
Gain on sale of leased equipment . . . . . .           3,640       18        936        6
Spare parts sales. . . . . . . . . . . . . .           7,230       36      5,582       39
Sale of equipment acquired for resale. . . .             --       --       2,600       18
Interest and other income. . . . . . . . . .             133        1         91        1
                                                     -------------------------------------
Total. . . . . . . . . . . . . . . . . . . .          20,080      100%    14,369      100%
                                                     -------------------------------------
                                                     -------------------------------------

     LEASE PORTFOLIO. During the quarter ended September 30, 1998, seven engines, and additional spare parts were added to the Company's lease portfolio at a total cost of $31.0 million. Four engines were sold from the lease portfolio.

     LEASING ACTIVITIES. Lease revenue for the quarter ended September 30, 1998 increased 76% to $9.1 million from $5.2 million for the comparable period in 1997. This increase reflects lease revenues from additional engines, aircraft and spare parts packages.

     GAIN ON SALE OF LEASED EQUIPMENT. During the quarter ended September 30, 1998, the Company sold four engines from the lease portfolio which resulted in a gain of $3.6 million. During the quarter ended September 30, 1997 the Company sold two engines from the lease portfolio which resulted in a gain of $0.9 million.

     SPARE PARTS SALES. Revenues from spare parts sales in the quarter ended September 30, 1998 increased 29% to $7.2 million from $5.6 million in the comparable 1997 period. The gross margin was 30% in the third quarter of 1998, and 28% in the corresponding period in 1997.

     SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the quarter ended September 30, 1997, the Company sold five engines for $2.6 million resulting in a gain of $0.6 million. The Company had no such sales during the comparable 1998 period.

     INTEREST AND OTHER INCOME. Interest and other income for the quarter ended September 30, 1998 was $0.1 million compared to $0.1 million for the quarter ended September 30, 1997.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 104% to $4.2 million for the quarter ended September 30, 1998, from the comparable period in 1997, due to an increase in average debt outstanding during the period. Residual sharing expense decreased 17% to $187,128 for the quarter ended September 30, 1998 from $226,659 for the comparable period in 1997. The decline was due to the repayment, in March 1998, of one of the Company's loans which had residual sharing provisions. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for such engines.

     DEPRECIATION EXPENSE. Depreciation expense increased 91% to $2.2 million for the quarter ended September 30, 1998, from the comparable period in 1997, due to the larger average asset base in the third quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 78% to $4.3 million for the quarter ended September 30, 1998 from $2.4 million in the comparable period in 1997. This increase reflects expenses associated with staff additions, relocation of facilities, increased rent due to the expansion of the Company's office and warehouse facilities, expenses associated with Pacific Gas Turbine Center, as well as increases in professional fees, insurance expense and expenses related to promotional and marketing activities.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the quarter ended September 30, 1998, increased to $1.7 million from $1.0 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

     Revenue is summarized as follows:

                                                         Nine Months Ended September 30,
                                                      ------------------------------------
                                                               1998              1997
                                                               ----              ----
                                                      Amount       %      Amount        %
                                                      -------------------------------------
                                                               (dollars in thousands)
Lease revenue. . . . . . . . . . . . . . . .          22,643       42%    13,704        35%
Gain on sale of leased equipment . . . . . .           9,179        17     1,333         3
Spare parts sales. . . . . . . . . . . . . .          16,829        32    11,459        29
Sale of equipment acquired for resale. . . .           4,093         8    12,748        32
Interest and other income. . . . . . . . . .             753         1       544         1
                                                      -------------------------------------
Total. . . . . . . . . . . . . . . . . . . .          53,497       100%   39,788       100%
                                                      -------------------------------------
                                                      -------------------------------------

     LEASE PORTFOLIO. During the period ended September 30, 1998, twenty-eight engines, one spare parts package and two aircraft were added to the Company's lease portfolio at a total cost of $132.5 million. Eight engines and one spare parts package were sold or transferred from the lease portfolio.

     LEASING ACTIVITIES. Lease revenue for the period ended September 30, 1998 increased 65% to $22.6 million from $13.7 million for the comparable period in 1997. This increase reflects lease revenues from additional engines, aircraft and spare parts packages.

     GAIN ON SALE OF LEASED EQUIPMENT. During the period ended September 30, 1998, the Company sold eight engines from the lease portfolio which resulted in a gain of $9.2 million. This compares with gains in the period ended September 30, 1997 of $1.3 million from sales of three engines.

     SPARE PARTS SALES. Revenues from spare parts sales in the period ended September 30, 1998 increased 47% to $16.8 million from $11.5 million in the comparable 1997 period. The gross margin decreased to 29% in the first nine months of 1998, from 32% in the corresponding period in 1997. The decrease in margin was primarily the result of the Company's decision to sell, shortly after their acquisition, certain of the engines acquired under its agreement with United Airlines to acquire used aircraft. In doing so, the Company avoided disassembly, inventory and financing costs that would have been incurred had the Company disassembled, inventoried and sold, over a period of time, the engines in a piece part matter.

     SALE OF EQUIPMENT ACQUIRED FOR RESALE. During the period ended September 30, 1998, the Company sold one engine for $4.1 million resulting in a gain of $0.5 million. During the period ended September 30, 1997, the Company sold ten engines for $12.7 million which resulted in gains of $2.1 million.

     INTEREST AND OTHER INCOME. Interest and other income for the period ended September 30, 1998 was $0.7 million compared to $0.5 million for the period ended September 30, 1997.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 99% to $10.4 million for the period ended September 30, 1998, from the comparable period in 1997, due to an increase in average debt
outstanding during the period.   Residual sharing expense decreased 2% to
$587,387 for the period ended September 30, 1998 from the $598,125 for the comparable period in 1997. This expense is calculated by comparing the net book value of the engines subject to such agreements to their related debt balances and adjusting the residual share payable to the appropriate amount representing the sharing percentage of any excess of the net book value over the corresponding debt balance for such engines. In March 1998, the Company repaid one of its loans which had residual sharing provisions. (See "Extraordinary Items" below).

     DEPRECIATION EXPENSE. Depreciation expense increased 78% to $5.3 million for the period ended September 30, 1998, from the comparable period in 1997, due to the larger average asset base in the first nine months of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 68% to $10.7 million for the period ended September 30, 1998 from $6.4
million in the comparable period in 1997.   This increase reflects expenses
associated with staff additions, relocation of facilities, increased rent due to the expansion of the Company's office and warehouse facilities, expenses associated with Pacific Gas Turbine Center, as well as increases in professional fees, insurance expense and expenses related to promotional and marketing activities.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the period ended September 30, 1998, increased to $4.4 million from $2.5 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $157.7 million and $104.0 million, in the nine month periods ended September 30, 1998 and 1997, respectively, was derived from this activity. In these same time periods $44.1 million and $71.6 million, respectively, was used to pay down related debt or the capital lease. In December 1997, net proceeds from a follow-on common stock offering were approximately $23.8 million. In September 1996, net proceeds from the initial public offering were approximately $15.9 million. Cash flow from operating activities used approximately $16.1 million in the nine month period ended September 30, 1998 and cash flows from operating activities generated $9.0 million in the nine month period ended September 30, 1997. The deficit cash flow from operations was primarily attributable to the acquisition of used aircraft for WASI's inventory and deposits made in connection with future, committed inventory purchases. Such deposits are carried as other assets on the Company's consolidated balance sheet.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $132.4 million and $53.6 million of funds were used for this purpose in the nine month periods ended September 30, 1998 and 1997, respectively.

     At September 30, 1998, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. Assuming compliance with the facility's terms, including sufficiency of collateral, at September 30, 1998, $47.5 million was available under this facility, respectively. The facility has a two-year revolving period followed by a four-year term-out period. The facility is renewable annually.

     The Company has an $80.0 million debt warehouse facility (the "WLFC Funding Corp. Facility"), to a fully-owned special purpose finance subsidiary of the Company, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term and is partially guaranteed by the Company. This facility requires the issuer to hedge a certain portion of the facility against interest rate changes. In May 1998, a three year $15 million interest rate swap was executed to hedge a portion of the interest expense under this facility. Additionally, in August 1998, a five year $10.0 million interest rate swap was executed. Assuming compliance with the facility's terms, including sufficiency of collateral, as of September 30, 1998, $20.3 million was available under this facility.

     Approximately $2.5 million of the Company's debt is repayable during the remainder of 1998. Such repayments consist of scheduled installments due under term loans.

     The Company believes that its current equity base, internally generated funds and debt facilities are sufficient to fund the Company's anticipated operations for the remainder of 1998 and into early 1999, at which time additional capital will be required to fund projected growth.

     As of September 30, 1998, the Company had four engines and four spare parts packages which had not been financed. The Company may seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management - Interest Rate Exposure" below.

     The Company has committed to purchase, during 1998 and 1999, additional used aircraft and engines for its operations. Certain deposits were made in connection with these commitments. The Company's current, remaining commitment to such purchases is not more than $28.6 million. A portion of these purchases will take place in 1998 and the remainder in 1999.

MANAGEMENT OF INTEREST RATE EXPOSURE

     At September 30, 1998, $165.4 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. To date, this variable rate borrowing has resulted in lower interest expense for the Company. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

     In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of September 30, 1998, the notional principal amount of the cap was $34.3 million which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. WLFC-Funding Corp. purchased a three year $15 million interest rate swap in May 1998 and purchased a five year $10 million
interest rate swap in August 1998.   The weighted average fixed rate under these
swaps is 5.88%. The Company will be exposed to credit risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

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

     The operating lease business is a capital intensive business. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in a large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain required financing on favorable terms, the Company's ability to add new aircraft engines, aircraft and spare parts packages to its portfolio, add inventory to support its spare parts sales or to conduct profitable operations with its existing asset base would be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, a portion of the Company's debt facilities are repayable during the current calendar year. Should the Company be unable to meet the terms of repayment of these facilities, and/or refinance or extend these facilities, it would have a material adverse effect on the Company's financial condition and its ability to conduct business. Factors that could cause equity or debt financing to be more expensive or unavailable include changes in interest rates, financial conditions of the lessee or the Company, prospects for the airline industry or the asset type as well as general economic, equity market and debt market conditions.

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

     With the new millennium approaching, many institutions around the world are reviewing and modifying their computer systems (IT systems) to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors with data functions, including those in non-information technology equipment and systems (non-IT systems), use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 2000, computers that are not Year 2000 compliant may read the year as 1900. This could result in a failure of IT systems and non-IT systems in the year 2000, causing disruption of operation of the Company, its lessees, customers, vendors, or business partners.

     The Company has assessed the Year 2000 issue as it affects the Company's internal IT and non-IT systems. As a result of its assessment, the Company expects to have no interruption of operations as a result of internal IT and non-IT systems. The Company is in the process of assessing Year 2000 issues relating to third parties on which the Company's operations depend. Certain of the Company's officers have oversight of these assessments. Significant uncertainties remain about the affect of third parties who may not be Year 2000 compliant and on which the Company depends. The Company plans to circulate to significant third parties on which the Company depends (including lessees, customers, vendors and financial institutions) a written request for their plans and progress in addressing the Year 2000 issue; evaluate the responses; and develop contingency plans to address risks of non-compliance by such third parties. The Company intends to complete this process by June 1999. The costs associated with assessing the Year 2000 issue, including developing and implementing the above plan are expected to be nominal. The Company has not and does not expect to incur any significant costs relating to internal IT and non-IT systems as a result of the Year 2000 issue.

     The Company is not aware of any significant Year 2000 systems issues with respect to the airworthiness of its aircraft, aircraft engines or spare parts; however, should such issues result in Airworthiness Directives or other manufacturer recommended maintenance for leased assets, the implementation and the majority of the cost of such implementation would generally be the responsibility of the lessee. Any resulting costs to the Company cannot be estimated at this time.

     Non-compliance on the part of a third party could result in lost revenue and an inability to make lease or other payments to the Company. Non-compliance by the third party's financial institution could also affect the ability to process payments. The Company will attempt to mitigate such risks by inquiring of each third party about its Year 2000 plans, including whether they have addressed the issue with their financial institution. A worst case scenario would be that a large number of third parties (including lessees and spare parts customers) will be unable to operate and generate revenues and as a result unable to make lease payments or purchase parts. The Company is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Company would attempt to repossess leased engines, aircraft and spare parts from non-compliant third parties and place such assets with compliant third parties. No assurances can be given that the Company would be able to re-lease such assets at favorable terms or at all. Similarly, the Company would attempt to find compliant customers for its spare parts sales. If a significant number of leased assets could not be released at favorable terms or at all, or their re-lease is delayed, or if compliant customers for spare parts sales were unavailable, the Company's business, financial condition and results of operations would be adversely affected.

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

3.2 Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on June 23, 1998.

4.1       Specimen of Common Stock Certificate. Incorporated by reference to
          Exhibit 4.1 of the Company's report on form 10-Q for the quarter ended June 30, 1998.

10.1*     Amended and Restated Credit Agreement dated September 30, 1998.

11.1      Statement regarding computation of per share earnings.

27.1      Financial Data Schedule.

-----------------------------------------
*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

     None

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1998
                              Willis Lease Finance Corporation


                              By:  /s/ James D. McBride
                                   ----------------------------
                                   James D. McBride
                                   Chief Financial Officer