Form 10-K
period 1998-12-31
WILLIS LEASE FINANCE CORP
filed 1999-03-31
CIK 1018164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:

                        WILLIS LEASE FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                             68-0070656
     (State or other jurisdiction of        (IRS Employer Identification
     incorporation or organization)                     No.)

2320 MARINSHIP WAY, SUITE 300, SAUSALITO,               94965
                   CA                                (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code  (415) 331-5281

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                                  COMMON STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $46,990,348 million (based on a closing sale price of $15.9375 per share as reported on the NASDAQ National Market).

    The number of shares of the registrant's Common Stock outstanding as of March 26, 1999 was 7,370,645.

    The Company's proxy statement for the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WILLIS LEASE FINANCE CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                               PART I
                                                                                            PAGE
                                                                                            -----

Item 1.    Business....................................................................           3
Item 2.    Properties..................................................................           9
Item 3.    Legal Proceedings...........................................................          10
Item 4.    Submission of Matters to a Vote of Security Holders.........................          10

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......          10
Item 6.    Selected Financial Data.....................................................          11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................          12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................          21
Item 8.    Financial Statements and Supplementary Data.................................          21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................          22

                                              PART III

Item 10.   Directors and Executives Officers of the Registrant.........................          22
Item 11.   Executive Compensation......................................................          22
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............          22
Item 13.   Certain Relationships and Related Transactions..............................          22

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............          22

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Willis Lease Finance Corporation and its subsidiaries (the "Company") is a provider of aviation services including: (i) leasing aftermarket commercial aircraft engines and other aircraft-related equipment, (ii) selling aftermarket aircraft engines and aircraft spare parts, and (iii) maintaining, repairing and overhauling aircraft engines. The Company provides these complementary services on an integrated basis to passenger airlines, air cargo carriers, aircraft maintenance, repair and overhaul ("MRO") facilities and to distributors of aircraft spare parts worldwide. Aircraft operators require engines and parts beyond those installed in the aircraft that they operate. These "spare" aircraft engines and parts are required for various reasons including government requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, and FAA directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines and parts and maintenance, repair and overhaul services.

    The Company's primary focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 1998, the Company had 47 lessees in 26 countries and the Company's lease portfolio consisted of 74 engines, five commuter aircraft and seven spare parts packages with an aggregate net book value of $283.9 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney and Rolls Royce. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

    In 1994, the Company began selling aircraft parts and components to its customers through its subsidiary Willis Aeronautical Services Inc. ("WASI"). WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. Finally, WASI provides an alternate method for realizing the maximum value from an engine in our lease portfolio through dismantling the engine and selling the individual parts and components.

    In 1998, the Company began disassembling large commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center ("PGTC"). PGTC received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines and has since commenced offering and performing maintenance, repair and overhaul services for WASI and third parties. PGTC will purchase parts from WASI for use during the maintenance, repair, and overhaul of engines.

    The Company is a Delaware corporation. Its executive offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company transacts business directly and through its subsidiaries unless otherwise indicated.

AIRCRAFT EQUIPMENT LEASING

    LEASES. The vast majority of the Company's current leases to air carriers, manufacturers and overhaul/repair facilities are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks associated with residual value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Ownership Risks."

    The Company targets the medium-term lease market, typically with initial lease terms of three to seven years. All of the Company's lease transactions with initial lease terms of three to seven years are triple-net leases. A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the Company generally requires the lessee to maintain the aircraft engine in accordance with an approved maintenance program designed to ensure that the aircraft engine meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk.

    The Company attempts to mitigate risk where possible. For example, the Company typically makes an independent analysis of the credit risk associated with each lessee before entering into a lease transaction. The Company's credit analysis generally consists of evaluating the prospective lessee's financial standing utilizing financial statements and trade and/or banking references. In certain circumstances, where the Company or its lenders believe necessary, the Company may require its lessees to obtain a partial letter of credit or a guarantee from a bank or a third party. The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine its ability to repossess its equipment should the need arise.

    The Company often collects maintenance reserves and security deposits from engine lessees and security deposits from aircraft lessees and parts lessees. Generally, the Company collects, in advance, a security deposit equal to at least one month's lease payment, together with one month's estimated maintenance reserve. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance is required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Parts leases generally require that the parts be returned in the condition they were in at lease inception.

    During the lease period, the Company's leases require that the leased equipment undergo maintenance inspection at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when equipment comes off-lease, it undergoes inspection to verify compliance with lease return conditions. Proscribed maintenance and thorough inspection during and after the lease term help ensure that the Company's leased equipment maintains its residual value.

    As a result of these guidelines, the Company has not experienced any material losses attributable to credit or collection problems. However, the Company cannot assure you that it will not experience collection problems or significant losses in the future. In addition, and while the Company cannot assure you that its maintenance and inspection requirements will result in a realized return upon termination of a lease, the Company believes that its attention to its lessees and its emphasis on maintenance and inspection contributes to residual values and generally helps the Company to recover its investment in its leased equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

    Upon termination of a lease, the Company will re-lease or sell the aircraft equipment or will dismantle or have equipment dismantled and will sell the parts. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply and cost of aircraft equipment and technological developments. In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its ability to service debt may be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results".

    AIRCRAFT EQUIPMENT HELD FOR LEASE. The Company's management frequently reviews opportunities to acquire suitable aircraft equipment based on market demand, customer airline requirements and in accordance with the Company's lease portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific equipment, the Company generally takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model and configuration of the equipment and the anticipated obsolescence of the equipment. As a result, certain types and configurations of equipment do not necessarily fit the profile for inclusion in the Company's portfolio of equipment owned and used in its leasing operation.

    The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International ("CFM"), General Electric ("CF"), Pratt & Whitney ("JT" and "PW") and Rolls Royce ("RB"). As of December 31, 1998, all but eight of the engines in the Company's lease portfolio were Stage III engines and were generally suitable for use on one or more commonly used aircraft. The Company's parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft. The Company's investments in aircraft have involved the purchase of five de Havilland DHC-8 commuter aircraft. These aircraft are Stage III compliant. The Company may make further investments in aircraft for lease in the future.

    As of December 31, 1998, the Company had 74 aircraft engines and related equipment, seven spare parts packages and five aircraft with an aggregate original cost of $290.1 million in its lease portfolio. As of December 31, 1997, the Company had 44 aircraft engines and related equipment, eight spare parts packages and three aircraft with an aggregate original cost of $163.9 million in its lease portfolio.

    As of December 31, 1998, minimum future rentals under the noncancelable leases of these aircraft assets was as follows:

                                                                                      (IN
YEAR                                                                              THOUSANDS)
-------------------------------------------------------------------------------
1999...........................................................................   $    35,542
2000...........................................................................        26,993
2001...........................................................................        21,609
2002...........................................................................        18,148
2003...........................................................................        10,997
Thereafter.....................................................................        13,633
                                                                                 -------------
                                                                                  $   126,922
                                                                                 -------------
                                                                                 -------------

    LESSEES. As of December 31, 1998, the Company had 47 lessees of commercial aircraft engines and other aircraft-related equipment in 26 countries.

    The following table displays the regional profile of the Company's lease customer base by revenue for the years ended December 31, 1998 and December 31, 1997. No single country other than the United

States accounted for more than 12% and 13% of the Company's lease revenue for the years ended December 31, 1998 and December 31, 1997, respectively.

                                                 YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                           1998                      1997
                                                 ------------------------  ------------------------
                                                   LEASE                     LEASE
(DOLLARS IN THOUSANDS)                            REVENUE    PERCENTAGE     REVENUE    PERCENTAGE
                                                 ---------  -------------  ---------  -------------
United States..................................  $  10,540           33%   $   6,718           35%
Europe.........................................      6,704           20        5,432           28
Mexico(1)......................................      3,780           11        2,479           13
Canada.........................................      2,071            6        1,521            8
Australia/New Zealand..........................        926            3        1,027            5
Asia...........................................      2,710            8        1,249            6
South America..................................      5,399           16          778            4
Middle East....................................        917            3          251            1
                                                 ---------          ---    ---------          ---
Total..........................................  $  33,047          100%   $  19,455          100%
                                                 ---------          ---    ---------          ---
                                                 ---------          ---    ---------          ---

------------------------

(1) For the years ended December 31, 1998 and 1997, Aerovias de Mexico, S.A. de C.V., a lessee customer of the Company, contributed approximately 8% and 13% respectively of operating lease revenue.

    The Company generates a portion of its revenue from gain on sale of leased assets. During 1998, gains associated with sales to the two most significant purchasers of lease assets Kellstrom Industries, Inc. and TPI Aviation, Ltd., constituted 74% and 13% of gains on sale of leased assets, respectively.

SPARE PARTS SALES

    In 1994, the Company began selling aircraft parts and components to airlines, air cargo carriers, MRO facilities and other aircraft parts distributors through WASI. WASI purchases and resells aftermarket engine parts, engines, modules, airframes and rotable components. WASI purchases individual engine parts from airlines and others in the aftermarket or acquires whole engines and aircraft and contracts with PGTC to have the engines dismantled and with third parties to have the aircraft dismantled into their component parts for resale. Some of the parts are overhauled for WASI by FAA-authorized repair agencies and then offered for sale to airlines, maintenance and repair facilities, and distributors. To date, WASI has targeted primarily General Electric CF6-50, Pratt & Whitney JT9D, PW 4000 and JT8D aircraft engines and components. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft, including the Boeing 737, 747, 757 and 767, the McDonnell Douglas MD-80 series and the Airbus A300, A310, A320, A330 and A340 aircraft. WASI has begun to expand into engine components for the CFM-56, a high thrust engine used on the popular Boeing 737.

    The Company believes that the operations of WASI complement the Company's leasing and maintenance, repair, and overhaul businesses. To date, WASI's operations have afforded the Company additional contacts and opportunities in the aircraft engine market. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. In addition, WASI provides an alternate method for realizing the maximum value from an engine in our lease portfolio through dismantling the engine and selling the individual parts and components.

    When procuring aircraft parts, WASI puts great emphasis on source and traceability. At December 31, 1998, at least 95% of WASI's inventory on hand was acquired from certified commercial air carriers or others operating under recognized regulatory agencies accepted by the FAA. Less than 5% of the inventory was acquired from trading companies and in all such cases the parts are certified by the seller as to origin. WASI trades in life-limited parts that have complete traceability back to the manufacturer or in some cases traceability from a commercial air carrier back to the manufacturer. See, "Management's

Discussion and Analysis of Financial Condition and Results of
Operations--Factors That May Affect Future Results."

ENGINE DISASSEMBLY, REPAIR AND RELATED ACTIVITIES

    In 1998, the Company began disassembling large commercial jet engines and providing parts cleaning, testing and classification services through PGTC. PGTC was formed initially to provide engine disassembly services to WASI. In November 1998, PGTC received its FAR 145 Repair Station Air Agency Certification from the FAA. The FAA certification allows PGTC to perform maintenance, repair and overhaul services for the Pratt & Whitney JT8D and JT9D engines as well as clean, perform non-destructive testing of and classify, as to condition, certain Pratt & Whitney engine parts.

    PGTC will provide services to WASI and to third party customers. PGTC will purchase parts from WASI since spare parts are used extensively during the maintenance, repair and overhaul of engines. PGTC's services have and will continue to allow the Company to reduce the cost and improve the timeliness of engine disassemblies, component overhaul services and parts classification.

    During 1998, PGTC's primary source of revenue was the intercompany disassembly of engines, which are eliminated on consolidation, and secondarily the disassembly of engines for third parties. PGTC's primary expenses are personnel costs for direct labor and management of its operations. During 1998, PGTC made certain investments in leasehold improvements and equipment to allow it to carry out its operations. In the later part of 1998, PGTC began purchasing and contracting for additional equipment that will allow it to become a full-service engine repair and overhaul facility.

EQUIPMENT ACQUIRED FOR RESALE

    The Company engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket to complement its engine and parts leasing business. It is the Company's general policy to minimize risk by not purchasing engines or components on speculation; however, on occasion, the Company purchases engines and components without having a commitment for their sale. The Company normally makes a contractual commitment to purchase specific engines or components for its own account only after, or concurrently with, obtaining a firm customer purchase commitment. Although the Company usually has purchase commitments at delivery, it would have financial exposure if it purchased an engine or components, which could not immediately be resold. The Company assesses the supply and demand of target engines and components through its sales force and relies, to a lesser extent, on referrals and advertising in industry publications. The Company also subscribes to a data package that provides it with access to lists composed of operators and their specific engine inventories and engines on order.

FINANCING/SOURCE OF FUNDS

    The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 100% of an engine purchase price and 60% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under most of the Company's term loans, the lender is entitled to receive most of the lease payments associated with the financed equipment to apply to debt service. Under the Company's warehouse facilities, the lender is paid interest only until such time as loans under the facilities become due. Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the financial condition of the underlying lessees, the terms of the lease and percentage of purchase price advanced, and for full or partial recourse loans, the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the "equity" portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings.

    At December 31, 1998, the Company and its subsidiaries had outstanding $240.3 million of full or partial recourse loans and $4.0 million of non-recourse loans.

    The loans available to the Company under recourse arrangements are secured by the financed engines, aircraft or spare parts and the assignment of lease payments due under the related leases. Borrowings to finance the acquisition of aircraft and parts packages have generally been on a recourse basis. Upon default under a loan covering equipment financed through recourse borrowings, the lender providing the financing can foreclose on the equipment, repossess and sell such equipment and seek any balance due on such financing from the Company to the extent of the recourse.

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

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

COMPETITION

    The markets for the Company's products and services are very competitive, and the Company faces competition from a number of sources. These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts redistributors. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give you no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results."

INSURANCE

    The Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third party liability insurance and physical damage and casualty insurance. In addition to requiring full indemnification under the terms of the lease, the Company is named as an additional insured on liability insurance policies carried by lessees, with the Company or its lenders normally identified as the payee for loss and damage to the equipment. All policies contain a breach of warranty endorsement or a severability of interest clause so that the Company continues to be protected even if the operator/lessee violates one or more of the warranties or conditions of the insurance policy. The Company monitors compliance with the insurance provisions of the leases. The Company also carries contingent physical damage and third party liability insurance as well as product liability insurance.

GOVERNMENT REGULATION

    The Company's customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries regulate aircraft operated in those countries. Such regulations also indirectly affect the Company's business operations. All aircraft operated in the United States must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

    While the Company's reselling business is not regulated, the aircraft, engines and engine parts that the Company sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure marketability.

    Parts must also be traceable to sources deemed acceptable by the FAA or such equivalent regulatory agencies. Such standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. Aircraft engine manufacturers may also develop new engine components to be used in lieu of engine components already contained in the Company's inventory. In all such cases, to the extent the Company has such engine components in its inventory, their value may be reduced.

    By the year 2000, federal regulations will stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of
Part 36 of the FAA Regulations of the United States. As of December 31, 1998, all but eight of the engines in the Company's lease portfolio were Stage III engines.

    The Company believes that the aviation industry will be subject to continued regulatory activity. Increased oversight has and will continue to originate with quality assurance departments at airline operators. The Company has been able to meet all such requirements to date, and believes that it will be able meet any additional requirements that may be imposed. The Company cannot assure you, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on the Company.

EMPLOYEES

    As of December 31, 1998, the Company had 78 full-time employees and two part-time employees (excluding consultants), including 33 employees in equipment acquisition, leasing, sales and administration, 28 employees in airframe and engine component sales and administration and 19 employees in engine disassembly, repair services and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

    The Company's principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,300 square feet of office space and expires on May 31, 2003. Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location. The Company also leases approximately 125,000 square feet of office, warehouse and shop space for WASI's and PGTC's operations at San Diego, California. This lease expires on December 31, 2010. In addition, the Company leases approximately

10,730 square feet of warehouse and office space at 1769 West University Drive, Suite 177, Tempe, Arizona 85821, which is used for parts storage and distribution. This lease expires on July 31, 1999 and it is expected that the Company will renew this lease. See Note 9 to the audited consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Effective June 8, 1998, the Company changed its state of incorporation from California to Delaware. The change was accomplished through a merger (the "Merger") of Willis Lease Finance Corporation, a California corporation ("Willis-California"), into its wholly-owned Delaware subsidiary of the same name ("Willis-Delaware"). In connection with the reincorporation, the Company adopted various features in its certificate of incorporation and bylaws which are intended, among other things, to promote the stability of the Company's shareholder base and to render more difficult certain unsolicited or hostile attempts to take over the Company (the "Shareholder Protection Features") including: (a) the division of the Board of Directors of the Company into three classes to serve staggered terms of office as more fully set forth in the Certificate of Incorporation; (b) the requirement that certain "Business Combinations" (as defined in Article XIII of the Certificate of Incorporation) be approved by the affirmative vote of the holders of not less than 80% of the total voting power of all outstanding shares of voting stock of the Company; (c) the provision that Bylaws may be amended or repealed only by the Board of Directors or with the approval of the holders of 80% of the total voting power of the outstanding shares of voting stock of the Company; and (d) the provision that special meetings of shareholders of the Company may be called only by the Board of Directors, the Chairman of the Board or the President.

    The reincorporation proposal and each of the Shareholder Protection Features were approved by the Company's shareholders at the Company's annual meeting of shareholders on May 12, 1998. As a result of the Merger, each outstanding share of Willis-California's common stock, no par value per share, was converted into one share of Willis-Delaware common stock, par value $0.01 per share. Each stock certificate representing issued and outstanding shares of Willis-California common stock will continue to represent the same number of shares of Willis-Delaware common stock. Shareholders were not required to undertake a mandatory exchange of shares. The common stock continued and continues to trade on the NASDAQ National Market under the symbol WLFC.

    The following information relates to the Company's Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 26, 1999, there were approximately 1,349 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock.

    The high and low sales price of the Common Stock for each quarter of 1998 and 1997, as reported by NASDAQ, are set forth below:

                                                                 1998                  1997
                                                         --------------------  --------------------
                                                           HIGH        LOW       HIGH        LOW
                                                         ---------  ---------  ---------  ---------
First Quarter..........................................  $   22.62  $   16.25  $   14.50  $   12.25
Second Quarter.........................................      24.37      19.25      12.63      10.31
Third Quarter..........................................      25.25      13.75      23.50      12.25
Fourth Quarter.........................................      19.50      14.62      24.13      15.25

    During the years ended December 31, 1998, 1997 and 1996 the Company paid dividends totaling $0, $0 and $951,475 to Company shareholder(s) respectively The dividend paid in 1996 was paid prior to the Company's initial public offering.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes selected consolidated financial data and operating information of the Company. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                          ---------  ----------  ----------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
REVENUE:
  Lease revenue.........................................  $  33,046  $   19,456  $   13,740  $  13,771  $  13,636
  Gain (loss) on sale of leased equipment...............     13,413       4,165           2       (483)       633
  Spare parts sales.....................................     24,088      14,110       5,843      3,859        795
  Sale of equipment acquired for resale.................      4,094      12,748      12,105      5,472      2,184
  Interest and other income.............................      1,439         728         618        119        542
                                                          ---------  ----------  ----------  ---------  ---------
  Total Revenue.........................................  $  76,080  $   51,207  $   32,308  $  22,738  $  17,790

EXPENSES:
  Cost of spare parts sales.............................  $  17,298  $    9,469  $    3,308  $   2,546  $     659
  Cost of equipment acquired for resale.................      3,573      10,678      10,789      2,742      1,863
  All other expenses....................................     39,448      22,245      13,351     14,168     13,295
  Gain on modification of credit facility...............         --          --          --      2,203         --
                                                          ---------  ----------  ----------  ---------  ---------
  Income before income taxes, minority interest and
    extra ordinary item.................................  $  15,761  $    8,815  $    4,860  $   5,485  $   1,973
  Net income............................................  $   9,251  $    7,338  $    2,804  $   3,216  $   1,172

BALANCE SHEET DATA:
  Total assets..........................................    360,005  $  198,430  $  124,933  $  91,437  $  83,542
  Debt (includes capital lease obligation)..............    248,232     104,235      76,146     69,911     69,456
  Shareholders' equity..................................     65,842      54,601      23,202      4,812      1,959

LEASE PORTFOLIO:
  Engine portfolio at the end of the period.............         74          44          32         31         26
  Spare parts package portfolio at the end of the
    period..............................................          7           7           2         --         --
  Aircraft portfolio at the end of the period...........          5           3          --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GENERAL. The Company's primary focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 1998, the Company had 47 lessees in 26 countries and its lease portfolio consisted of 74 engines, five commuter aircraft and seven spare parts packages with an aggregate net book value of $283.9 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney and Rolls Royce. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

    In 1994, the Company began selling aircraft parts and components to its customers through WASI. WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. Finally, WASI provides an alternate method for realizing the maximum value from an engine in our lease portfolio through dismantling the engine and selling the individual parts and components.

    In 1998, the Company began disassembling large commercial jet engines and providing parts cleaning, testing and classification services through PGTC. PGTC received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines and has since commenced offering and performing and offering maintenance, repair and overhaul services to and for WASI and third parties. PGTC will purchase parts from WASI for use during the maintenance, repair and overhaul of engines. PGTC had no material third party revenues in 1998 and is therefore not presented as a separate business segment herein.

    LEASING RELATED ACTIVITIES. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. The vast majority of the Company's leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

    The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 15 years to a 17% residual value.

    At the commencement of each lease, the Company typically collects security deposits (normally equal to at least one month's lease payment) and maintenance reserves (normally equal to one month's estimated maintenance expenses) from the lessee. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or the Company's lenders and are used when normal repair associated with engine use or maintenance is required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.

    For equipment sold out of the Company's lease portfolio, the Company recognizes the gain associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any direct costs associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

    The Company engages in the selective purchase and sale of commercial aircraft engines and engine components. Assets acquired for resale are recorded at the lower of cost or net realizable value. Gross revenue from the sale of equipment is reflected as sale of equipment acquired for resale with the corresponding cost of the equipment shown as an expense item.

    SPARE PARTS SALES. WASI acquires aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. The Company records the purchases at cost and capitalizes additional costs relating to acquisition, overhaul, insurance and other direct costs. Gross revenue from the sale of parts is reflected as spare parts sales. WASI may also engage in the short term leasing of engines destined for disassembly and sale of parts.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Revenue is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                                 1998                  1997
                                                         --------------------  --------------------

                                                          AMOUNT        %       AMOUNT        %
                                                         ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Lease revenue..........................................  $  33,046       43.4% $  19,456       38.0%
Gain on sale of leased equipment.......................     13,413       17.6      4,165        8.1
Spare parts sales......................................     24,088       31.7     14,110       27.6
Sale of equipment acquired for resale..................      4,094        5.4     12,748       24.9
Interest and other income..............................      1,439        1.9        728        1.4
                                                         ---------  ---------  ---------  ---------
Total..................................................  $  76,080      100.0% $  51,207      100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    LEASING RELATED ACTIVITIES. Lease related revenue for the year ended December 31, 1998, increased 70% to $33.0 million from $19.5 million for the comparable period in 1997. This increase reflects lease related revenues from additional engines, aircraft and spare parts packages. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 1998 and 1997 was $283.9 million and $148.4 million, respectively, an increase of 91%.

    During 1998, 40 engines, three aircraft, and one spare parts package were added to the Company's lease portfolio at a total cost of $171.1 million. Ten engines, one spare parts package and one aircraft from the lease portfolio were sold or transferred to WASI for sale as parts. The engines and the aircraft had a total net book value of $27.1 million and were sold for a gain of $13.4 million.

    During the year ended December 31, 1997, the Company sold six engines from the lease portfolio. These engines had a net book value of $11.5 million and were sold for a gain of $4.2 million.

    During the year ended December 31, 1998, the Company sold one engine acquired for resale for $4.1 million which resulted in a gain of $0.5 million, compared to the year ended December 31, 1997, during which the Company sold ten engines acquired for resale for $12.7 million resulting in a gain of $2.1 million. Included in the 1997 sales was one transaction involving the sale of four engines acquired at a cost of $600,000 and sold for a gain of $100,000.

    Equipment sales opportunities and profitability may vary materially from period to period.

    SPARE PARTS SALES. Revenues from spare parts sales increased 71% to $24.1 million compared to the year ended December 31, 1997. The gross margin, decreased to 28% in 1998, from 33% in the corresponding period in 1997. This decrease was due to increased provisions for write-downs of inventory, the Company's decision to sell, shortly after their acquisition, certain of the engines acquired under its agreement with United Airlines, thus avoiding carrying costs and a change in the mix of engine type parts sold.

    INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1998, increased to $1.4 million from $0.7 million for the year ended December 31, 1997. This is a result of interest earned on cash and deposits held.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 95% to $15.2 million for the year ended December 31, 1998, from the comparable period in 1997, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. We accrue for our residual sharing obligations using net book value as a proxy for residual proceeds. Residual sharing expense decreased 10% to $803,328 for the year ended December 31, 1998 from $892,861 for the comparable period in 1997. The decline was due to the repayment, in March 1998, of one of the Company's loans which had residual sharing provisions. Residual sharing arrangements apply to three of the Company's engines as of December 31, 1998.

    DEPRECIATION EXPENSE. Depreciation expense increased 95% to $8.3 million for the year ended December 31, 1998, from the comparable period in 1997, due primarily to the increase in lease portfolio assets in 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63% to $15.2 million for the year ended December 31, 1998, from the comparable period in 1997. This increase reflects expenses, in all business segments, associated with staff additions, increased rent due to the expansion of the facilities, as well as an increase in professional fees and insurance expense.

    INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the year ended December 31, 1998, increased to $6.3 million from $3.5 million for the comparable period in 1997. This increase reflects an increase in the Company's pre-tax earnings.

    EXTRAORDINARY ITEM. In March, 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax. In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2.0 million, net of tax.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Revenue is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                                 1997                  1996
                                                         --------------------  --------------------

                                                          AMOUNT        %       AMOUNT        %
                                                         ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Lease revenue..........................................  $  19,456       38.0% $  13,740       42.5%
Gain on sale of leased equipment.......................      4,165        8.1          2        0.0
Spare parts sales......................................     14,110       27.6      5,843       18.1
Sale of equipment acquired for resale..................     12,748       24.9     12,105       37.5
Interest and other income..............................        728        1.4        618        1.9
                                                         ---------  ---------  ---------  ---------
Total..................................................  $  51,207      100.0% $  32,308      100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    LEASING RELATED ACTIVITIES. Lease related revenue for the year ended December 31, 1997, increased 42% to $19.5 million from $13.7 million for the comparable period in 1996. This increase reflects lease revenues from additional engines and spare parts packages. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 1997 and 1996 was $148.4 million and $96.1 million, respectively, an increase of 54%.

    During 1997, 21 engines, three aircraft, and five spare parts packages were added to the Company's lease portfolio at a total cost of $68.1 million. Nine engines from the lease portfolio were sold or transferred to WASI for sale as parts.

    During the year ended December 31, 1997, the Company sold six engines from the lease portfolio. These engines had a net book value of $11.5 million and they were sold for a gain of $4.2 million.

    During the year ended December 31, 1997, the Company sold ten engines acquired for resale for $12.7 million which resulted in a gain of $2.1 million, compared to the year ended December 31, 1996, during which the Company sold four engines acquired for resale for $12.1 million resulting in a gain of $1.3 million. Included in the 1997 sales was one transaction involving the sale of four engines acquired at a cost of $600,000 and sold for a gain of $100,000.

    Equipment sales opportunities and profitability may vary materially from period to period.

    SPARE PARTS SALES. Revenues from spare parts sales increased 142% to $14.1 million compared to the year ended December 31, 1996. The gross margin, decreased to 33% in 1997, from 43% in the corresponding period in 1996.

    INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1997, increased to $0.7 million from $0.6 million for the year ended December 31, 1996. This is a result of interest earned on deposits held, primarily the proceeds from the Initial Public Offering.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 80% to $7.8 million for the year ended December 31, 1997, from the comparable period in 1996, due primarily to an increased loan base and the replacement of an existing facility with a new loan agreement in the first quarter of 1997 bearing a higher interest rate. Residual sharing expense increased 24% to $0.9 million for the year ended December 31, 1997, from the $0.7 million for the comparable period in 1996.

    DEPRECIATION EXPENSE. Depreciation expense increased 33% to $4.2 million for the year ended December 31, 1997, from the comparable period in 1996, due to the larger asset base in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $194.7 million, $165.6 million and $16.1 million, in the years ended December 31, 1998, 1997 and 1996, respectively, was derived from this activity. In these same time periods $51.3 million, $137.1 million and $13.5 million, respectively, was used to pay down related debt or capital lease. In December 1997, net proceeds from a follow-on common stock offering were approximately $23.8 million. In September 1996, net proceeds from the initial public offering were approximately $15.9 million. Cash flow from operating activities used approximately $18.9 million in the year ended December 31, 1998 and cash flows from operating activities generated $6.5 million and $9.6 million in the years ended December 31, 1997 and 1996, respectively. The deficit cash flow from operations in 1998 was primarily attributable to the acquisition of used aircraft assets for WASI's inventory and deposits made in connection with future, committed inventory purchases. Such deposits are carried as other assets on the Company's consolidated balance sheet.

    The Company's primary use of funds is for the purchase of equipment for lease. Approximately $171.1 million, $68.1 million and $25.3 million of funds were used for this purpose in the years ended December 31, 1998, 1997 and 1996, respectively.

    At December 31, 1998, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of December 31, 1998, $20.9 million was available under this facility, subject to the Company providing sufficient collateral. The facility has a two-year revolving period followed by a four-year term-out period. The facility is renewable annually.

    The Company has an $80.0 million debt warehouse facility, to a fully-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of (i) the lesser of $5 million and 20% of the outstanding obligations and (ii) 10% of the outstanding obligations. The facility requires the Company to hedge a certain portion of the debt against interest rate changes. In May 1998, a three year $15 million interest rate swap was executed to hedge a portion of the interest expense under this facility. Additionally, in August 1998, a five year $10.0 million interest rate swap was executed. Assuming compliance with the facility's terms, including sufficiency of collateral, as of December 31, 1998, $15.5 million was available under this facility.

    Approximately $11.6 million of the Company's debt is repayable during 1999. Such repayments consist of scheduled installments due under term loans.

    The Company believes that its current equity base, internally generated funds and debt facilities are sufficient to fund the Company's anticipated operations into the second quarter of 1999, at which time additional capital will be required to fund projected growth. The Company is currently discussing, with its commercial and investment banks, additions to its debt facilities.

    As of December 31, 1998, the Company had four engines and four spare parts packages, which had not been financed. The Company may seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the

Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See
"Management--Interest Rate Exposure" below.

    The Company has committed to purchase, during 1999, additional used aircraft and used and new engines for its operations. Certain deposits, in 1998, were made in connection with these commitments. As of December 31, 1998, the Company's current commitment to such purchases is not more than $13.2 million, which includes $1.9 million of deposits in other assets.

MANAGEMENT OF INTEREST RATE EXPOSURE

    At December 31, 1998, $196.2 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of December 31, 1998, the notional principal amount of the cap was $33.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company entered into an interest rate swap agreement in December 1998, which has a notional outstanding amount of $15.0 million, a duration of two years and a fixed rate of 4.95%. Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $80 million warehouse facility against changes in interest rates. WLFC has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of December 31, 1998, such swap agreements had notional outstanding amounts of $25 million, a weighted average remaining duration of 39 months and a weighted average fixed rate of 5.88%.

    The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

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

    The businesses in which the Company is engaged are capital intensive businesses. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company is not successful in obtaining sufficient capital, the Company's ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) add inventory to support its spare parts sales, (iii) fund its working capital needs, (iv) develop the business of PGTC, and (v) finance possible future acquisitions, would be impaired. The Company's inability to obtain sufficient capital would have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties. Upon termination of a lease, the Company will seek to re-lease or sell the aircraft equipment or will dismantle the equipment and will sell the parts. The Company also engages in the selective purchase and resale of commercial aircraft engines and engine components. On occasion, the Company purchases engines or components without having a firm commitment for their sale. Numerous factors, many of which are beyond the Company's control, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply or cost of aircraft engines, and (vi) technological developments. There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms. The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines and spare parts, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) fuel costs, (vi) downturns in the air transportation industry, (vii) increased fare competition,
(viii) decreases in growth of air traffic, (ix) unanticipated early lease termination or a default by a lessee, (x) the timing of engine acquisitions,
(xi) engine marketing activities, (xii) fluctuations in market prices for the Company's assets. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

    A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition and/or results of operations. Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code, creditors are automatically stayed from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft, aircraft engines or parts in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection. Leases of spare parts may involve additional risks. For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

    The Company's leases are generally structured at fixed rental rates for specified terms while many of the Company's borrowings are at a floating rate. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company's business, financial condition and/or results of operations.

    In 1998, 67% of the Company's lease revenue was generated by leases to foreign customers, including 8% from Asian customers and 16% from South American customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

    The Company generates a portion of its revenue from sale of leased assets. The amount of such revenue, as a percentage of overall revenue, increased between 1997 and 1998. During 1998, gains associated with sales to the two most significant purchasers of leased assets, Kellstrom Industries, Inc. and TPI Aviation, Ltd., constituted 74% and 13% of gains on sale of leased assets, respectively. The inability to execute transactions for gain on sale or a change in the accounting guidelines related to such sales could have a material impact on the Company's business, financial condition and/or results of operations.

    The Company has recently experienced significant growth in revenues. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events:
(i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management's attention from ongoing business operations, and (vi) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The markets for the Company's products and services are extremely competitive, and the Company faces competition from a number of sources. These include aircraft and aircraft part manufacturers, aircraft and aircraft engine lessors, airline and aircraft service companies and aircraft spare parts redistributors. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition and/or results of operations.

    The Company's leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company's lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. Any change to current tax laws or accounting principles that make operating lease financing less attractive or affect the Company's recognition of revenue or expense would have a material impact on the Company's business, financial condition and/or results of operations.

    Before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Parts must also be traceable to sources deemed acceptable by the FAA or such equivalent regulatory agencies. Such standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. In all such cases, to the extent the Company has such engine components in its inventory, their value may be reduced and the Company's business, financial condition and/or results of operations could be adversely affected.

    The Company obtains a substantial portion of its inventories of aircraft, engines and engine parts from airlines, overhaul facilities and other suppliers. There is no organized market for aircraft, engines and engine parts, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft, engines and engine parts is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft, engines and engine parts of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

    A change in the market for aircraft and engine parts could result in the Company's inventory being overvalued and could require the Company to write-down its inventory valuations in order to bring them into line with the revised fair market value. Furthermore, when the Company purchases and dismantles used aircraft, engines and parts, the Company assigns a value to the parts based on market price. Airline manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. There is no assurance that a write-down would not adversely affect the Company's business, operating results or financial condition.

    The Company uses computer systems in many areas of its operations. In addition, various third parties that are important to the Company's business (including lessees, customers, vendors and financial institutions) use computer systems in their areas of operations. Should the Company or certain of such third parties not be "Year 2000 compliant," certain of the Company's operations could be disrupted for an indeterminate period of time, potentially having a material adverse impact on the Company's business, financial condition and/or results of operations. As is the case with most companies, the Year 2000 computer problem creates risks for the Company.

    The Company has assessed the Year 2000 computer problem as it affects the Company's computer systems and information technology. As a result of the Company's assessment, the Company does not expect any material interruption of internal operations arising from of the Company's computer systems and information technology not being Year 2000 compliant. The Company is not aware of any significant Year 2000 issues with respect to the airworthiness of the Company's aircraft, aircraft engines or spare parts; however, should such issues result in Airworthiness Directives or other manufacturer recommended maintenance for leased assets, the implementation and the majority of the cost of such implementation would generally be the responsibility of the lessee. Any resulting costs to the Company cannot be estimated at this time.

    Significant uncertainties remain about the effect on the Company's operations of third parties that may not be Year 2000 compliant and with whom the Company does business (including lessees, customers, vendors and financial institutions). The Company is in the process of assessing Year 2000 issues relating to such third parties and certain of the Company's officers have oversight of these assessments. The Company plans to circulate to significant third parties with whom the Company does business a written request for their plans and progress in addressing the Year 2000 issue; evaluate the responses; and develop contingency plans to address risks of non-compliance by such third parties. The Company intends to complete this process by June 1999. The costs associated with assessing the Year 2000 issue, including developing and implementing the above plan, are expected to be nominal. Non-compliance on the part of a third party could result in lost revenue and an inability to make lease or other payments to the Company. Non-compliance by the third party's financial institution could also affect the ability to process payments.

    A reasonable worst case scenario would be that a large number of third parties (including lessees and spare parts customers) will be unable to operate and generate revenues and as a result will be unable to make lease payments or purchase parts. The Company is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. However, should this occur, the Company would attempt to repossess leased engines, aircraft and spare parts from non-compliant third parties and place such assets with compliant third parties. The Company cannot assure you that it would be able to re-lease such assets at favorable terms or at all. Similarly, the Company would attempt to find compliant customers for the Company's spare parts sales. If a significant number of leased assets could not be re-leased on favorable terms or at all, or their re-lease is delayed, or if compliant customers for spare parts sales were unavailable, the Company's business, financial condition and/or results of operations would be adversely affected.

    Providers of casualty and liability insurance to the aviation industry have indicated that they may exclude coverage for Year 2000 related risks and/or may require aviation equipment operators to answer, to the insurance provider's satisfaction, a questionnaire regarding the Year 2000 preparedness of aviation equipment operators, in order to provide coverage for Year 2000 risks. The inability of a lessee to obtain or maintain coverage for Year 2000 related losses and/or the Company's inability to obtain or maintain any contingent insurance for Year 2000 related risks would expose the Company to material risk of loss. The Company is in the process of informing its lessees of Year 2000 related insurance issues and will be monitoring its lessees' ability to obtain insurance coverage for Year 2000 related risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.3 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.6 million per annum. The foregoing effect of interest rate changes on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

    The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings. The Company is currently required to hedge a portion of debt of the WLFC Funding Corporation Facility. Such hedging activities may limit the Company's ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates. A portion of the Company's leases provide that lease payments be adjusted based on changes in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is likely that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

    The Company is also exposed to currency devaluation risk. During 1998, 67% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

    (a) (3) and (c):  EXHIBITS:

                                    EXHIBITS

  EXHIBIT
   NUMBER                            DESCRIPTION
------------ ------------------------------------------------------------
    3.1      Certificate of Incorporation, filed on March 12, 1998
               together with Certificate of Amendment of Certificate of
               Incorporation filed on May 6, 1998. Incorporated by
               reference to Exhibits 4.01 and 4.02 of the Company's
               report on Form 8-K filed on June 23, 1998.

    3.2      Bylaws. Incorporated by reference to Exhibit 4.03 of the
               Company's report on Form 8-K filed on June 23, 1998.

    4.1      Specimen of Common Stock Certificate. Incorporated by
               reference to Exhibit 4.1 of the Company's report on Form
               10-Q for the quarter ended June 30, 1998.

   10.1      Form of Indemnification Agreement entered into between the
               Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No.
               333-5126-LA filed on June 21, 1996.

   10.2      Employment Agreement between the Company and Edwin Dibble.
               Incorporated by reference to Exhibit 10.9 to Registration
               Statement No. 333-39865 filed on December 11, 1997.

   10.3      Employment Agreement between the Company and Donald
               Nunemaker dated July 16, 1997. Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 1997.

   10.4      Employment Agreement between the Company and James D.
               McBride dated September 9, 1997.

  EXHIBIT
   NUMBER                            DESCRIPTION
------------ ------------------------------------------------------------
   10.5*     Indenture dated as of September 1, 1997, between WLFC
               Funding Corporation and The Bank of New York, as Indenture
               Trustee. Incorporated by reference to Exhibit 10.16 to the
               Company's Report on Form 10-K for the year ended December
               31, 1997.

   10.6*     Series 1997-1 Supplement dated as of September 1, 1997
               between WLFC Funding Corporation and the Bank of New York, as Indenture Trustee. Incorporated by reference to Exhibit
               10.17 to the Company's Report on Form 10-K for the year
               ended December 31, 1997.

   10.7      Class A Note Purchase Agreement dated as of September 1,
               1997 between the Company, WLFC Funding Corporation and
               First Union National Bank of North Carolina. Incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the year ended December 31, 1997.

   10.8*     Administration Agreement dated as of September 1, 1997
               between WLFC Funding Corporation, the Company, First Union
               Capital Markets Corp. and The Bank of New York.
               Incorporated by reference to Exhibit 10.19 to the
               Company's Report on Form 10-K for the year ended December
               31, 1997.

   10.9*     Aircraft Purchase and Sale Agreement dated as of March 24,
               1998 between the Company and United Air Lines, Inc.
               Incorporated by reference to Exhibit 10.1 to the Company's
               Report on Form 10-Q for the quarter ended March 31, 1998.

   10.10*    Amended and Restated Credit Agreement dated September
               30,1998. Incorporated by reference to Exhibit 10.1 to the
               Company's Report on Form 10-Q for the quarter ended
               September 30, 1998.

   11.1      Statement regarding computation of per share earnings.

   21.1      Subsidiaries of the Company

   27.1      Financial Data Schedule.

------------------------

* Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999
                                WILLIS LEASE FINANCE CORPORATION

                                By:          /s/ CHARLES F. WILLIS, IV
                                     -----------------------------------------
                                               Charles F. Willis, IV
                                       CHAIRMAN OF THE BOARD, PRESIDENT, AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           DATE                      TITLE                       SIGNATURE
  -----------------------  --------------------------  ------------------------------

                           Chief Executive Officer       /s/ CHARLES F. WILLIS, IV
  Date: March 30, 1999     (Principal Executive        ------------------------------
                           Officer)                        Charles F. Willis, IV

                           Chief Financial Officer          /s/ JAMES D. MCBRIDE
  Date: March 30, 1999     (Principal Financial and    ------------------------------
                           Accounting Officer)                James D. McBride

                                                            /s/ WILLIAM M. LEROY
  Date: March 30, 1999     Director                    ------------------------------
                                                              William M. LeRoy

                                                           /s/ DONALD E. MOFFITT
  Date: March 30, 1999     Director                    ------------------------------
                                                             Donald E. Moffitt

                                                             /s/ ROBERT H. RAU
  Date: March 30, 1999     Director                    ------------------------------
                                                               Robert H. Rau

                                                         /s/ WILLARD H. SMITH, JR.
  Date: March 30, 1999     Director                    ------------------------------
                                                           Willard H. Smith, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..................................................    Page 26

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997..........    Page 27

Consolidated Statements of Income for the years ended December 31, 1998, December
  31, 1997 and December 31, 1996...................................................    Page 28

Consolidated Statements of Shareholders' Equity for the years ended December 31,
  1998, December 31, 1997 and December 31, 1996....................................    Page 29

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  December 31, 1997 and December 31, 1996..........................................    Page 30

Notes to Consolidated Financial Statements.........................................    Page 31

    All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES:

    We have audited the accompanying consolidated financial statements of Willis Lease Finance Corporation and subsidiaries (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

SAN FRANCISCO, CALIFORNIA
FEBRUARY 16, 1999

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                     ASSETS

Cash and cash equivalents........................................................  $    5,278,548  $   13,095,303
Deposits.........................................................................      18,764,222      18,461,456
Equipment held for operating lease, less accumulated depreciation of $15,455,685
  at December 31, 1998 and $15,193,313 at December 31, 1997......................     274,618,347     138,535,643
Net investment in direct finance lease...........................................       9,249,212       9,821,854
Property, equipment and furnishings, less accumulated depreciation of $576,848 at
  December 31, 1998 and $275,109 at December 31, 1997............................       2,479,977         540,856
Spare parts inventory............................................................      35,857,852      10,334,113
Operating lease rentals receivable...............................................       2,491,722       2,068,231
Receivables from spare parts sales...............................................       5,310,039       2,908,175
Other receivables................................................................         756,751         375,878
Other assets.....................................................................       5,198,141       2,288,547
                                                                                   --------------  --------------
Total assets.....................................................................  $  360,004,811  $  198,430,056
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses............................................  $    9,619,453  $    4,010,976
Salaries and commissions payable.................................................         976,738       1,070,051
Deferred income taxes............................................................      11,684,449       8,476,040
Deferred gain....................................................................         156,782         183,278
Notes payable and accrued interest...............................................     245,580,598     101,433,200
Capital lease obligation.........................................................       2,652,205       2,802,119
Residual share payable...........................................................       2,618,351       2,092,140
Maintenance reserves.............................................................      13,273,247      20,018,195
Security deposits................................................................       4,560,751       2,435,987
Unearned lease revenue...........................................................       3,040,189       1,306,613
                                                                                   --------------  --------------
Total liabilities................................................................  $  294,162,763  $  143,828,599
                                                                                   --------------  --------------

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 issued and
  outstanding as of December 31, 1998 and December 31, 1997).....................              --              --
Common stock, ($0.01 par value and no par value, 20,000,000 shares authorized;
  7,360,813 and 7,177,320 shares issued and outstanding as of December 31, 1998
  and December 31, 1997, respectively)...........................................          73,608      40,117,223
Paid-in capital in excess of par.................................................      42,033,371              --
Retained earnings................................................................      23,735,069      14,484,234
                                                                                   --------------  --------------
Total shareholders' equity.......................................................      65,842,048      54,601,457
                                                                                   --------------  --------------
Total liabilities and shareholders' equity.......................................  $  360,004,811  $  198,430,056
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
REVENUE
Lease revenue.......................................................  $  33,046,567  $  19,455,364  $  13,740,438
Gain on sale of leased equipment....................................     13,412,890      4,165,443          2,208
Spare part sales....................................................     24,088,360     14,110,102      5,842,607
Sale of equipment acquired for resale...............................      4,093,641     12,747,840     12,105,315
Interest and other income...........................................      1,438,983        727,995        617,144
                                                                      -------------  -------------  -------------
Total revenue.......................................................     76,080,441     51,206,744     32,307,712
EXPENSES
Interest expense....................................................     15,208,796      7,797,446      4,323,276
Depreciation expense................................................      8,250,853      4,223,286      3,181,216
Residual share......................................................        803,328        892,861        722,753
Cost of spare part sales............................................     17,298,434      9,468,953      3,307,928
Cost of equipment acquired for resale...............................      3,573,499     10,677,716     10,788,730
General and administrative..........................................     15,184,329      9,331,972      5,123,813
                                                                      -------------  -------------  -------------
Total expenses......................................................     60,319,239     42,392,234     27,447,716
                                                                      -------------  -------------  -------------
Income before income taxes, minority interest and extraordinary
  item..............................................................     15,761,202      8,814,510      4,859,996
Income taxes........................................................     (6,309,883)    (3,484,768)    (1,976,471)
                                                                      -------------  -------------  -------------
Income before minority interest and extraordinary item..............      9,451,319      5,329,742      2,883,525
Less: minority interest in net income of subsidiary.................             --             --        (79,053)
                                                                      -------------  -------------  -------------
Income before extraordinary item....................................      9,451,319      5,329,742      2,804,472
Extraordinary item net of applicable income taxes...................       (200,480)     2,007,929             --
                                                                      -------------  -------------  -------------
Net income..........................................................  $   9,250,839  $   7,337,671  $   2,804,472
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic earnings per common share:
Income before extraordinary item....................................  $        1.30  $        0.97  $        0.75
Extraordinary item..................................................          (0.03)          0.36             --
                                                                      -------------  -------------  -------------
Net income..........................................................  $        1.27  $        1.33  $        0.75
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted earnings per common share:
Income before extraordinary item....................................  $        1.27  $        0.94  $        0.74
Extraordinary item..................................................          (0.03)          0.35             --
                                                                      -------------  -------------  -------------
Net income..........................................................  $        1.24  $        1.29  $        0.74
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Average common shares outstanding...................................      7,266,002      5,497,358      3,756,040
Diluted average common shares outstanding...........................      7,460,872      5,673,425      3,787,788

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 ISSUED AND                  PAID-IN
                                 OUTSTANDING                 CAPITAL                                 TOTAL
                                  SHARES OF      COMMON     IN EXCESS    RETAINED   ADVANCES TO   SHAREHOLDERS'
                                COMMON STOCK      STOCK       OF PAR     EARNINGS   SHAREHOLDERS     EQUITY
                                -------------  -----------  ----------  ----------  ------------  ------------
Balances at December 31,
  1995........................        1,500    $       500  $       --  $5,293,566   $ (481,789)   $4,812,277
Common stock issued and
  proceeds from IPO, net......    5,425,293     16,055,189          --          --           --    16,055,189
Repayments to shareholders,
  net.........................           --             --          --          --      481,789       481,789
Dividends.....................           --             --          --    (951,475)          --      (951,475)
Net income....................           --             --          --   2,804,472           --     2,804,472
                                -------------  -----------  ----------  ----------  ------------  ------------
Balances at December 31,
  1996........................    5,426,793    $16,055,689  $       --  $7,146,563   $       --    $23,202,252
Shares issued.................       25,527        221,244          --          --           --       221,244
Common stock issued and
  proceeds from follow-on
  offering, net...............    1,725,000     23,840,290          --          --           --    23,840,290
Net income....................           --             --          --   7,337,667           --     7,337,667
                                -------------  -----------  ----------  ----------  ------------  ------------
Balances at December 31,
  1997........................    7,177,320    $40,117,223  $       --  $14,484,230  $       --    $54,601,453
Shares issued.................      183,493        587,240     737,098          --           --     1,324,338
Tax benefit from disqualified
  dispositions of qualified
  shares......................           --             --     665,418          --           --       665,418
Conversion to par value
  stock.......................           --    (40,630,855) 40,630,855          --           --            --
Net income....................           --             --          --   9,250,839           --     9,250,839
                                -------------  -----------  ----------  ----------  ------------  ------------
Balances at December 31,
  1998........................    7,360,813    $    73,608  $42,033,371 $23,735,069  $       --    $65,842,048
                                -------------  -----------  ----------  ----------  ------------  ------------
                                -------------  -----------  ----------  ----------  ------------  ------------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             1998          1997         1996
                                                                         ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................  $  9,250,839  $  7,337,671  $ 2,804,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment held for lease...............................     7,945,184     4,098,348    3,103,601
Depreciation of property, equipment and furnishings....................       305,669       124,938       77,615
Loss on sale of property, equipment and furnishings....................        23,661       (45,122)       5,701
Gain on sale of leased equipment.......................................   (13,412,890)   (4,165,443)      (2,208)
Increase in residual share payable.....................................       526,211       892,861      722,753
Minority interest in net income of subsidiary..........................            --            --       79,053
Changes in assets and liabilities:
  Deposits.............................................................      (302,766)   (4,861,252)  (2,279,587)
  Spare parts inventory................................................   (25,523,739)   (6,276,465)  (1,176,384)
  Receivables..........................................................    (3,206,228)   (2,155,312)  (1,931,905)
  Other assets.........................................................      (986,434)   (1,335,128)    (745,525)
  Accounts payable and accrued expenses................................     5,608,477     1,257,335    1,701,186
  Salaries and commission payable......................................       (93,313)      531,393      374,697
  Deferred income taxes................................................     3,208,409     2,526,364    1,857,351
  Deferred gain........................................................       (26,496)      (26,496)     209,774
  Accrued interest.....................................................       704,166      (247,821)     666,571
  Maintenance reserves.................................................    (6,744,948)    8,337,670    2,963,355
  Security deposits....................................................     2,124,764       457,482      708,484
  Unearned lease revenue...............................................     1,733,576        32,344      417,182
                                                                         ------------  ------------  -----------
Net cash (used in) provided by operating activities....................   (18,865,858)    6,483,367    9,556,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net of
  selling expenses)....................................................    40,486,239    15,672,655    3,748,035
Proceeds from sale of property, equipment and furnishings..............        16,300        80,500       28,198
Purchase of equipment held for operating lease.........................  (171,101,237)  (68,143,774) (25,277,021)
Deposits made in connection with inventory purchases...................    (1,923,160)           --           --
Purchase of property, equipment and furnishings........................    (2,284,755)     (242,392)    (362,510)
Principal payments received on direct finance lease....................       572,642       273,146           --
                                                                         ------------  ------------  -----------
Net cash used in investing activities..................................  (134,233,971)  (52,359,865) (21,863,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from shareholder, net.......................................            --            --      481,789
Proceeds from issuance of notes payable................................   194,703,146   165,590,908   16,086,621
Proceeds from issuance of common stock.................................     1,989,756    24,061,534   15,926,101
Principal payments on notes payable....................................   (51,259,914) (137,095,544) (13,478,332)
Principal payments on capital lease obligation.........................      (149,914)     (158,338)          --
Cash dividends paid on common stock....................................            --            --     (951,475)
                                                                         ------------  ------------  -----------
Net cash provided by financing activities..............................   145,283,074    52,398,560   18,064,704
(Decrease) increase in cash and cash equivalents.......................    (7,816,755)    6,522,062    5,757,592
Cash and cash equivalents at beginning of period.......................    13,095,303     6,573,241      815,649
                                                                         ------------  ------------  -----------
Cash and cash equivalents at end of period.............................  $  5,278,548  $ 13,095,303  $ 6,573,241
                                                                         ------------  ------------  -----------
                                                                         ------------  ------------  -----------
Supplemental information:
Net cash paid for:  Interest...........................................  $ 14,504,630  $  7,951,352  $ 3,656,707
                                                                         ------------  ------------  -----------
                 Income Taxes..........................................  $  4,838,522  $    196,850  $    31,552
                                                                         ------------  ------------  -----------

        See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) ORGANIZATION

    Willis Lease Finance Corporation ("Willis") is a provider of aviation services whose primary focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. Willis also engages in the selective purchase and resale of commercial aircraft engines.

    Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8), T-10 Inc. (T-10), T-11 Inc. (T-11),
and T-12 Inc. (T-12) are wholly-owned subsidiaries of Willis. They are all California corporations and were established to purchase and lease and resell commercial aircraft engines and parts.

    Willis Aeronautical Services, Inc. ("WASI") is a wholly owned subsidiary of Willis. WASI is a California corporation established in 1994 for the purpose of marketing and selling aircraft parts and components. WLFC Funding Corporation ("WLFC-FC") is a wholly owned subsidiary of Willis. WLFC-FC is a Delaware corporation and was established in 1997 for the purpose of financing aircraft engines. WLFC Engine Pooling Company ("WLFC-Pooling") is a wholly-owned subsidiary of Willis. WLFC-Pooling is a California Corporation and was established in 1997 for the purpose of acquiring and leasing aircraft engines. Pacific Gas Turbine Center Incorporated ("PGTC") is a wholly owned subsidiary of Willis. PGTC was formed in 1998 to provide, among other things, engine disassembly services. WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis. WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis' international leasing activities.

(b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, T-12, WASI, WLFC-FC,
WLFC-Pooling, PGTC and WLFC (Ireland) Limited (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(c) REVENUE RECOGNITION

    Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. The Company includes in operating lease revenue non-refundable maintenance payments received from lessees to the extent that, in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced. In this circumstance, the engines are normally dismantled and sold as parts.

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

    The Company generally depreciates engines on a straight-line basis over a 15 year period from the acquisition date to a 55% residual value. The Company believes that this methodology accurately reflects

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Company's typical holding period for the assets and, further, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

    Engines that in the Company's opinion would not be economically advantageous to overhaul the next time the life-limited parts need to be replaced, are depreciated over the estimated remaining in-service life.

    The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 15 years to a 25% residual value.

    The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 years to a 17% residual value.

    In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," (SFAS 121). SFAS 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 in 1995 and reviews at least quarterly the carrying value of long-lived assets. Such reviews resulted in no losses on revaluation in 1998, 1997 or 1996.

(e) SPARE PARTS INVENTORY

    The Company, through one or more of its subsidiaries, buys used aircraft spare parts for resale. This inventory is valued at the lower of cost or market value. Costs of such sales are: (i) specifically identified based on actual purchase price; or (ii) the cost of parts purchased in a pool or from dismantled engines or aircraft based on estimated relative sales price.

(f) LOAN COMMITMENT AND RELATED FEES

    To the extent that the Company is required to pay fees in order to secure debt, such fees are amortized over the life of the related loan on a straight-line basis.

(g) MAINTENANCE COSTS

    Maintenance costs under the Company's long-term leases are generally the responsibility of the lessees. Maintenance deposits in the accompanying balance sheet include refundable maintenance payments and certain non-refundable maintenance payments received from the lessees. If in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced, the maintenance fees are included in lease revenue. Major overhauls paid for by the Company, which add economic value, are capitalized and depreciated over the estimated remaining useful life of the engine.

(h) INTEREST RATE HEDGING

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Additionally, the Company has entered into interest rate swap agreements to mitigate its exposure on its variable rate borrowings. The durations of the swap agreements are set consistent with the duration of the Company's leases. The differential to be paid or received under the swap agreements is charged or credited to interest expense.

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

(j) PROPERTY, EQUIPMENT AND FURNISHINGS

    Property, equipment and furnishings are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the lease term.

(k) ADVANCES TO SHAREHOLDER

    The advances to the sole shareholder were noninterest bearing (except for a $10,000 interest bearing note). All such notes were repaid in 1996.

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

    Residual share payable totaled $2.6 million and $2.1 million as of December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, a total of three and five engines, respectively, with a net book value of $11.0 million and $15.3 million, respectively, were subject to residual sharing arrangements (notes 4 and 5).

(m) SALE OF LEASED EQUIPMENT AND EQUIPMENT ACQUIRED FOR RESALE

    The Company regularly sells equipment from its lease portfolio. This equipment may or may not be subject to lease at time of sale. The gain on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits or maintenance reserves are not included in the sale and the liability associated with such items is transferred to the purchaser of the equipment, the Company includes such items in its calculation of gain.

    The Company periodically engages in transactions involving the purchase and resale of aircraft equipment. Assets acquired for resale are recorded at the lower of cost or net realizable value. Gross

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenue from the sale of equipment is reflected as sale of equipment acquired for resale with the corresponding cost of the equipment shown as an expense item.

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

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------

                                                                                               (IN THOUSANDS,
                                                                                           EXCEPT PER SHARE DATA)
Basic:
  Net Income.........................................................................  $   9,251  $   7,338  $   2,804
  Weighted-average number of common shares outstanding...............................      7,266      5,497      3,756
  Basic earnings per common share....................................................  $    1.27  $    1.33  $    0.75
                                                                                       ---------  ---------  ---------
Fully diluted:
  Net income.........................................................................  $   9,251  $   7,338  $   2,804
Shares:
  Weighted-average number of common shares outstanding...............................      7,266      5,497      3,756
  Potentially dilutive common shares.................................................        195        176         32
                                                                                       ---------  ---------  ---------
    Total Shares.....................................................................      7,461      5,673      3,788
    Fully diluted earnings per weighted-average common share.........................  $    1.24  $    1.29  $    0.74

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(r) SHAREHOLDERS' EQUITY

    Authorized capital shares of the Company include 5,000,000 shares of preferred stock and 20,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 1998 and December 31, 1997, 7,360,813 and 7,177,320 shares of common stock were issued and outstanding. No preferred stock was issued or outstanding as of December 31, 1998 or December 31, 1997.

    The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance.

(s) ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued a new statement: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources: The Company does not have any comprehensive income other than the revenue and expense items included in the Consolidated Statements of Income. As a result, comprehensive income equals net income for the years ended December 31, 1998, 1997 and 1996.

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

(2) EQUIPMENT HELD FOR LEASE

    At December 31, 1998, the Company had 74 aircraft engines and related equipment with an aggregate original cost of $250.1 million, seven spare parts packages with an aggregate original cost of $17.8 million and five commuter aircraft with an aggregate original cost of $22.2 million in its lease portfolio. At December 31, 1997, the Company had 44 aircraft engines and related equipment with an aggregate original cost of $146.3 million, seven spare parts packages with an aggregate original cost of $7.1 million and three commuter aircraft with an aggregate original cost of $10.5 million in its lease portfolio.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) EQUIPMENT HELD FOR LEASE (CONTINUED)
    The Company leases its aircraft equipment to lessees domiciled in eight geographic regions: The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
REGION                                                           1998       1997       1996
-------------------------------------------------------------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Operating lease revenue:
  United States..............................................  $  10,540  $   6,718  $   5,295
  Canada.....................................................      2,071      1,521      1,291
  Mexico.....................................................      3,780      2,479      1,865
  Australia/New Zealand......................................        926      1,027      1,030
  Europe.....................................................      6,704      5,432      2,840
  South America..............................................      5,399        778        530
  Asia.......................................................      1,862        807        889
  Middle East................................................        917        251         --
                                                               ---------  ---------  ---------
Totals.......................................................  $  32,199  $  19,013  $  13,740
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
REGION                                                              1998       1997       1996
----------------------------------------------------------------  ---------  ---------  ---------

                                                                          (IN THOUSANDS)
Operating lease revenue less applicable depreciation, interest and residual share:
  United States.................................................  $   3,801  $   2,751  $   2,405
  Canada........................................................        517        580        549
  Mexico........................................................      1,954        554        306
  Australia/New Zealand.........................................        276        402        471
  Europe........................................................      1,824      2,076      1,410
  South America.................................................      2,198        267        185
  Asia..........................................................        755        123        340
  Middle East...................................................        321        100         --
  Off-lease and other...........................................       (419)       (70)       (61)
                                                                  ---------  ---------  ---------
Totals..........................................................  $  11,227  $   6,783  $   5,606
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) EQUIPMENT HELD FOR LEASE (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
REGION                                                          1998        1997       1996
-----------------------------------------------------------  ----------  ----------  ---------

                                                                      (IN THOUSANDS)
Net book value of operating leased assets:
  United States............................................  $   61,267  $   46,853  $  31,332
  Canada...................................................      17,753      11,167      7,116
  Mexico...................................................      30,366      13,032     13,441
  Australia/New Zealand....................................       6,281       5,312      5,509
  Europe...................................................      75,179      35,964     30,052
  South America............................................      44,169      11,205      2,034
  Asia.....................................................      15,348       7,437      4,109
  Middle East..............................................       4,188       4,833         --
  Off-lease................................................      20,068       2,733      2,499
                                                             ----------  ----------  ---------
Totals.....................................................  $  274,619  $  138,536  $  96,092
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    Finance leased assets, generated $847,570 and $442,542 of revenue in 1998 and 1997, respectively. After interest expense such assets generated $480,224 and $171,684, respectively. The net investment in direct finance leases on December 31, 1998 and 1997 was as follows:

                                                                             1998       1997
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Minimum payments receivable..............................................  $   7,852  $   9,280
Estimated residual value of leased assets................................      4,950      4,950
Unearned income..........................................................     (3,553)    (4,408)
                                                                           ---------  ---------
Net investment in finance lease..........................................  $   9,249  $   9,822
                                                                           ---------  ---------
                                                                           ---------  ---------

    As of December 31, 1998, minimum future payments under noncancelable leases were as follows:

YEAR                                                                      OPERATING    FINANCE
------------------------------------------------------------------------  ----------  ---------
                                                                             (IN THOUSANDS)
1999....................................................................  $   34,128  $   1,414
2000....................................................................      25,579      1,414
2001....................................................................      20,195      1,414
2002....................................................................      16,734      1,414
2003....................................................................       9,583      1,414
Thereafter..............................................................      12,928        705
                                                                          ----------  ---------
                                                                          $  119,147  $   7,775
                                                                          ----------  ---------
                                                                          ----------  ---------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) PROPERTY, EQUIPMENT AND FURNISHINGS

    Property, equipment and furnishings consist of the following:

                                                                               AS OF DECEMBER 31,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------

                                                                                 (IN THOUSANDS)
Vehicles....................................................................  $     156  $     156
Computer equipment..........................................................        526        259
Furniture and equipment.....................................................      1,450        401
Leasehold improvements......................................................        925         --
                                                                              ---------  ---------
                                                                                  3,057        816
Accumulated depreciation....................................................       (577)      (275)
                                                                              ---------  ---------
Net book value..............................................................  $   2,480  $     541
                                                                              ---------  ---------
                                                                              ---------  ---------

(4) EXTRAORDINARY EXPENSE/GAIN

    In March, 1998 the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

    In February 1997, the Company obtained a new loan agreement for $41.5 million to replace an existing loan of $44.2 million. The transaction resulted in an extraordinary gain of $2.0 million, net of tax.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) NOTES PAYABLE AND ACCRUED INTEREST

    Notes payable consisted of the following:

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Note payable at a fixed interest rate of 8.05%. Secured by an aircraft engine and the
  proceeds thereof. The note matures in May 2003..........................................  $    2,600  $    2,732
Note payable at a fixed interest rate of 10%. Secured by an aircraft engine and proceeds
  thereof. This note was repaid in March 1998.............................................          --       2,531
Note payable at a floating interest rate of LIBOR plus 5%. Secured by aircraft engines and
  the proceeds thereof. The note matures in 2001 or upon sale of such engines.............       2,661       3,016
Note payable at a floating interest rate of LIBOR plus 1.625% secured by engines, the proceeds thereof and certain deposits. This facility has committed amount of $80 million. At December 31, 1998, $15.5 million was available under this facility subject to the Company providing additional collateral. The facility matures in February
  2006....................................................................................      64,479      34,400
Notes payable at a floating rate of interest of LIBOR plus 1.75%. Secured by engines, parts and the proceeds thereof. This facility has a committed amount of $150 million At
  December 31, 1998, $20.9 million was available under this facility. The facility has a two-year revolving period followed by a four-year term-out period. The facility is
  renewable annually, subject to the Company providing additional collateral..............     129,100          --
Note payable at a floating interest rate of LIBOR plus 2.5%. Secured by aircraft engines
  and the proceeds thereof. The note matured in June 1998.................................          --      13,433
Notes payable at fixed interest rates ranging from 10.23% to 10.77%. Secured by aircraft engines and parts and the proceeds thereof. The notes mature between December 2001 and
  February 2002...........................................................................      17,288      18,748
Notes payable at fixed interest rates of 11.03%. Secured by aircraft engines and the
  proceeds thereof. The notes mature on December 2000.....................................       1,339       2,893
Note payable at a fixed interest rate of 11.68%. Secured by an aircraft engine and the
  proceeds thereof. The note matures on December 2001.....................................       1,980       2,189
Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds
  thereof. The note matures January 2003..................................................       9,545      10,500
Notes payable at fixed interest rates of 10% and 8.89%. Secured by aircraft engines and
  the proceeds thereof. The notes mature May 1998 and August 2002.........................       4,128       6,179
Notes payable under a line of credit in the amount of $3,000,000 at a variable rate of prime plus 1%. The loan was secured by the assets of WASI. This facility expired on
  April 30, 1998..........................................................................          --       2,627
Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft engines,
  spare parts and the proceeds thereof. The note matures June 2004........................       1,342       1,586
Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds
  thereof. The note matures September 2005................................................       9,813          --
                                                                                            ----------  ----------
Total notes payable.......................................................................  $  244,275  $  100,834
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) NOTES PAYABLE AND ACCRUED INTEREST (CONTINUED)
    The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's debt is estimated by the Company to be $246.0 million at December 31, 1998.

    The fair value of the interest rate cap as estimated by the financial institution providing the instrument, was $4,902 at December 31, 1998. The fair value of the interest rate swaps, as estimated by the financial institutions providing the swaps, was $(562,990) at December 31, 1998.

    Principal outstanding at December 31, 1998 is repayable as follows:

                                                                                      (IN
YEAR                                                                              THOUSANDS)
-------------------------------------------------------------------------------
1999...........................................................................   $    11,629
2000...........................................................................        16,313
2001...........................................................................        36,046
2002...........................................................................        44,247
2003...........................................................................        31,796
Thereafter.....................................................................       104,246
                                                                                 -------------
                                                                                  $   244,277
                                                                                 -------------
                                                                                 -------------

    As of December 31, 1998 and 1997, accrued interest in the amounts of $1.3 million and $0.6 million respectively, is included in notes payable and accrued interest. At December 31, 1998 and 1997, the Company held deposits in the amount of $18.8 million and $18.5 million, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements. Included in these amounts are prepayments to the Company required by certain lease agreements for periodic engine maintenance. These accounts also include security deposits held. Substantially all of the deposits bear interest for the Company's benefit.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) INCOME TAXES

    The components of income tax expense (net of tax benefit or expense related to the extraordinary items of $134,160 and (1,329,408) for the years ended December 31, 1998 and 1997, respectively, included in the accompanying statement of income were as follows:

                                                                     FEDERAL     STATE      TOTAL
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
December 31, 1998
  Current.........................................................      2,118        850      2,968
  Deferred........................................................      2,850        358      3,208
                                                                    ---------  ---------  ---------
                                                                        4,968      1,208      6,176
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
December 31, 1997
  Current.........................................................  $   1,683  $     604  $   2,288
  Deferred........................................................      2,252        274      2,526
                                                                    ---------  ---------  ---------
                                                                    $   3,935  $     878  $   4,814
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
December 31, 1996
  Current.........................................................  $      94  $      25  $     119
  Deferred........................................................      1,580        277      1,857
                                                                    ---------  ---------  ---------
                                                                    $   1,674  $     302  $   1,976
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    The following is a reconciliation of the statutory federal income tax expense (net of income tax benefit related to the extraordinary item) to the effective income tax expense:

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Statutory federal income tax expense.............................      5,245  $   4,132  $   1,652
State taxes, net of federal benefit..............................        901        710        298
Other............................................................         30        (28)        26
                                                                   ---------  ---------  ---------
  Effective income tax expense...................................  $   6,176  $   4,814  $   1,976
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                          AS OF DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Deferred tax assets:
  Prepaid rent........................................................       1,211  $      520
  Residual sharing expenses...........................................       1,043         833
  Uniform capitalization expenses.....................................         945          95
  State Taxes.........................................................         235         201
  Reserves............................................................         390          76
  Alternative minimum tax credit......................................       2,803       1,441
  Passive activity loss carryforwards.................................         286       2,440
                                                                        ----------  ----------
    Total gross deferred tax assets...................................       6,913       5,606
    Less valuation allowances.........................................          --          --
                                                                        ----------  ----------
    Net deferred tax assets...........................................       6,913       5,606
Deferred tax liabilities:
  Depreciation on aircraft equipment..................................     (18,597)    (14,082)
                                                                        ----------  ----------
    Net deferred tax liability........................................  $  (11,684) $   (8,476)
                                                                        ----------  ----------
                                                                        ----------  ----------

    As of December 31, 1998, the Company had passive activity loss carryforwards of approximately $840,000 for federal income tax purposes which have no expiration date and which should be available to offset future passive and active revenue. As of December 31, 1998, the Company also had alternative minimum tax credits of approximately $2.8 million for federal income tax purposes which have no expiration date and which should be available to offset future tax liabilities. Management believes that no valuation allowance is required on deferred tax assets as it is more likely than not that all amounts are recoverable through future operations.

(7) DIVIDENDS AND ADVANCES TO SHAREHOLDERS

    During the years ended December 31, 1998, 1997, and 1996, the Company paid dividends totaling $0, $0 and $951,475 to Company shareholder(s), respectively.

    During the years ended December 31, 1998, 1997 and 1996, the Company made loans of, $0, $0 and $265,478 to a Company shareholder. Repayments on such loans and loans made in prior periods, for the years ended December 31, 1998, 1997 and 1996 were, $0, $0 and $747,267, respectively. There were no outstanding balances on such loans, as of December 31, 1998 and 1997.

(8) RISK MANAGEMENT ISSUES

    RISK CONCENTRATIONS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) RISK MANAGEMENT ISSUES (CONTINUED)
    The Company places its cash deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas.

    As of December 31, 1998 and 1997, management believes the Company had no significant concentrations of credit risk.

    For the year ended December 31, 1998, the Company had one significant customer, Kellstrom Industries, Inc., ("Kellstrom") which accounted for approximately 13% of total revenue and 74% of gain on sale of leased equipment. The gross sales proceeds associated with lease equipment sales to Kellstrom during the year ended December 31, 1998 were $25.4 million. The Company purchased engines from Kellstrom for total consideration of $18.5 million during the year ended December 31, 1998. For the year ended December 31, 1998, lease equipment sales to TPI Aviation, Ltd. accounted for 2% of total revenue and 14% of gain on sale of leased equipment.. The gross sales proceeds associated with lease equipment sales to TPI Aviation, Ltd. during the year ended December 31, 1998 were $5.8 million.

    For the years ended December 31, 1997 and 1996, the Company had one significant customer, Aerovias Mexico, S.A. de C.V., which accounted for approximately 13% and 14% of lease revenue, respectively.

    INTEREST RATE RISK MANAGEMENT

    In September 1996, Willis Lease Finance Corporation purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of December 31, 1998, the notional principal amount of the cap was $33.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, Willis Lease Finance Corporation entered into an interest rate swap agreement in December 1998 which has a notional amount of $15 million, a duration of two years and a fixed rate of 4.95%.

    Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $80 million debt warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet the hedging requirements and to manage the variable rate interest risk related to WLFC Funding Corporation's debt. As of December 31, 1998, such swap agreements had notional outstanding amounts of $25 million, a weighted average remaining duration of 39 months and a weighted average fixed rate of 5.88%. As a result of these swap arrangements, interest expense was increased by $28,234, $0 and $0 in 1998, 1997 and 1996, respectively.

(9) COMMITMENTS

    The Company has three leases for its office and warehouse space. The annual lease rental commitments are $309,481, $420,000, and $45,175 and the leases expire on May 31, 2003, December 31, 2010 and July 31, 1999, respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) COMMITMENTS (CONTINUED)
    The Company finances one of its engines under a capital lease. The maturities of the capital lease obligation as of December 31, 1998 are as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $     376
2000...........................................................................          377
2001...........................................................................          376
2002...........................................................................          377
2003...........................................................................          376
Thereafter.....................................................................        1,816
                                                                                 -------------
Net Minimum Lease Payment......................................................        3,698
Less: Amount Representing Interest.............................................       (1,046)
                                                                                 -------------
Present Value of Net Minimum Lease Payment.....................................    $   2,652
                                                                                 -------------
                                                                                 -------------

    In March 1998, the Company committed, subject to documentation, to purchase, during 1998 and 1999, certain aircraft and engines for its WASI parts operation. A $1.9 million deposit is held by the seller of the aircraft and engines in connection with this commitment and the total commitment as of December 31, 1998 to purchase over the course of 1999 is not more than $13.2 million. This deposit is included in other assets as of December 31, 1998.

(10) RELATED PARTY TRANSACTION

    During 1996, the Company had a note payable to two employees of the Company, who were minority shareholders of a subsidiary of the Company. This note payable was repaid in September of 1996. There were no related party transactions in 1997 or 1998.

(11) EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 1998 and 1997, 15,755 and 10,527 shares of common stock, respectively were issued under the Purchase Plan.

    The weighted average per share fair value of the employee's purchase rights under the Purchase Plan for the rights granted in 1998 and 1997 were $6.37 and $3.47 respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    1996 STOCK OPTION/STOCK ISSUANCE PLAN

    In June 1996, the Board of Directors approved the 1996 Stock Option/Stock Issuance Plan (the "Plan"). The Plan was amended by the Shareholders and restated in February 1998, to provide for an increase in the number of shares reserved for issuance under the Plan from 525,000 shares to 1,025,000 shares. The plan includes a Discretionary Option Grant Program, a Stock issuance Program, and an Automatic Option Grant Program for eligible non-employee Board members.

    A summary of the activity under the plan is as follows:

                                                                                      OPTIONS OUTSTANDING
                                                                             --------------------------------------
                                                                                           WEIGHTED
                                                                  OPTIONS                   AVERAGE      WEIGHTED
                                                                 AVAILABLE                 EXERCISE       AVERAGE
                                                                 FOR GRANT    OPTIONS        PRICE      FAIR VALUE
                                                                 ----------  ----------  -------------  -----------
Balances at June 21, 1996 (Inception)..........................     525,000          --           --
  Options Granted..............................................    (315,000)    315,000    $    8.00     $    4.19
  Options Exercised............................................          --          --           --
  Options Canceled.............................................          --          --           --
                                                                 ----------  ----------       ------
Balances at December 31, 1996..................................     210,000     315,000    $    8.00
  Options Granted..............................................    (191,000)    191,000    $   13.99     $    5.83
  Options Exercised............................................          --     (15,000)   $    8.00
  Options Canceled.............................................      52,500     (52,500)   $   10.86
                                                                 ----------  ----------       ------
Balances at December 31, 1997..................................      71,500     438,500    $   10.27
  Additional Options Made Available............................     500,000          --           --
  Options Granted..............................................    (302,000)    302,000    $   14.98     $    5.32
  Options Exercised............................................          --    (150,000)   $    8.28
  Options Canceled.............................................      70,000     (70,000)   $   10.47
                                                                 ----------  ----------       ------
Balances at December 31, 1998..................................     339,500     520,500    $   13.51

In connection with the exercise of a portion of these options during the year ended December 31, 1998, the Company recognized a $665,418 tax benefit.

    A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
                                                                       OPTIONS       PRICE
                                                                      ---------  -------------
At December 31, 1996................................................     90,000    $    8.00
At December 31, 1997................................................    192,500    $    9.33
At December 31, 1998................................................    162,500    $   11.76

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  ---------------------------------------------------  ------------------------------
                                                WEIGHTED AVERAGE
                                    NUMBER          REMAINING       WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES                   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE    OUTSTANDING   EXERCISE PRICE
--------------------------------  -----------  -------------------  -----------------  -----------  -----------------
$ 8.00..........................      97,500             7.71           $    8.00          75,000       $    8.00
$10.63 to $14.75................     342,000             9.29           $   13.58          60,500       $   12.69
$19.50 to $22.13................      81,000             9.17           $   19.90          27,000       $   20.14
                                  -----------             ---              ------      -----------         ------
$ 8.00 to $22.13................     520,500             8.98           $   13.51         162,500       $   11.76
                                  -----------             ---              ------      -----------         ------
                                  -----------             ---              ------      -----------         ------

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

    At December 31, 1998, 1997 and 1996 the Company had two stock-based compensation plans, as described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
cost for the Company's two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Net Income as reported..................................................  $  9,250,839  $  7,337,671  $  2,804,472
Net Income pro forma....................................................  $  8,644,432  $  6,900,477  $  2,393,485
Basic Earnings per Common Share as reported.............................  $       1.27  $       1.33  $       0.75
Basic Earnings per Common Share pro forma...............................  $       1.19  $       1.25  $       0.64
Diluted Earnings per Common Share as reported...........................  $       1.24  $       1.29  $       0.74
Diluted Earnings per Common Share pro forma.............................  $       1.16  $       1.22  $       0.63

    The fair value of the purchase rights under the Purchase Plan, the options and the warrants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          1996 STOCK OPTION/                 EMPLOYEE STOCK
                                                          STOCK ISSUANCE PLAN                 PURCHASE PLAN
                                                    -------------------------------  -------------------------------
                                                      1998       1997       1996       1998       1997       1996
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Expected Dividend Yield...........................          0%         0%         0%         0%         0%         0%
Risk-free Interest Rate...........................       4.51%      6.05%      6.22%      5.36%      5.12%      5.96%
Expected Volatility...............................         48%        54%        84%        48%        54%        84%
Expected Life (in years)..........................       2.86        3.0        2.4    .05-2.0    0.5-2.0        1.3

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

    EMPLOYEE 401(k) PLAN

    The Company adopted The Willis 401(k) Plan (the "401(k) Plan") effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States. In 1998, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $10,000. The Company made no 401(k) contributions during the years ended December 31, 1998 and 1997.

(12) OPERATING SEGMENTS

    The Company's operates in two business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft spare engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and (ii) Spare Parts Sales which involves the purchase and resale of after-market

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) OPERATING SEGMENTS (CONTINUED)
engine and airframe parts, whole engines, engine modules and rotable aircraft components and leasing of engines destined for disassembly and sale of parts. In 1998, the Company formed Pacific Gas Turbine Center Incorporated ("PGTC") to engage in engine disassembly and repair services. Because PGTC had no material third party revenues and because it was managed and accounted for as part of the Spare Parts Sales business segment for much of 1998, PGTC is not presented as a separate business segment.

    The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

    The following tables present a summary of the operating segments (in thousands):

                                             LEASING AND           SPARE
FOR THE YEAR ENDED DECEMBER 31, 1998      RELATED OPERATIONS    PARTS SALES         TOTAL
                                          ------------------   --------------     ---------
REVENUE
Lease revenue...........................       $ 31,607         $  1,439          $  33,046
Gain on sale of leased equipment........         12,628              785             13,413
Spare parts sales.......................             --           24,088             24,088
Sale of equipment acquired for resale...          4,094               --              4,094
Interest and other income...............          1,393               46              1,439
                                               --------        --------------     ---------
Total Revenue...........................         49,722           26,358             76,080

EXPENSES
Interest expense........................         13,535            1,674             15,209
Depreciation expense....................          7,377              874              8,251
Residual share..........................            803               --                803
Cost of spare parts.....................             --           17,298             17,298
Cost of equipment acquired for resale...          3,574               --              3,574
General and administrative..............          9,772            5,412             15,184
                                               --------        --------------     ---------
Total Expenses..........................         35,061           25,258             60,319
                                               --------        --------------     ---------
Income before income tax and
  extraordinary item....................       $ 14,661         $  1,100(1)       $  15,761
                                               --------        --------------     ---------
                                               --------        --------------     ---------
Total assets as of December 31, 1998....       $316,855         $ 43,150          $ 360,005
                                               --------        --------------     ---------
                                               --------        --------------     ---------

------------------------

(1) The Company estimates that income before income tax and extraordinary item would have been $2.5 million if the effect of PGTC's operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) OPERATING SEGMENTS (CONTINUED)

                                                            LEASING AND
                                                              RELATED         SPARE
FOR THE YEAR ENDED DECEMBER 31, 1997                        OPERATIONS     PARTS SALES    TOTAL
                                                          ---------------  -----------  ---------
REVENUE
Lease revenue...........................................     $  19,304      $     151   $  19,455
Gain on sale of leased equipment........................         4,166             --       4,166
Spare parts sales.......................................            --         14,110      14,110
Sale of equipment acquired for resale...................        12,748             --      12,748
Interest and other income...............................           612            116         728
                                                          ---------------  -----------  ---------
Total Revenue...........................................        36,830         14,377      51,207

EXPENSES
Interest expense........................................         7,508            289       7,797
Depreciation expense....................................         4,123            100       4,223
Residual share..........................................           893             --         893
Cost of spare parts.....................................            --          9,469       9,469
Cost of equipment acquired for resale...................        10,678             --      10,678
General and administrative..............................         7,057          2,275       9,332
                                                          ---------------  -----------  ---------
Total Expenses..........................................        30,259         12,133      42,392
                                                          ---------------  -----------  ---------
Income before income tax and extraordinary item.........     $   6,571      $   2,244   $   8,815
                                                          ---------------  -----------  ---------
                                                          ---------------  -----------  ---------
Total assets as of December 31, 1997....................     $ 189,701      $   8,729   $ 198,430
                                                          ---------------  -----------  ---------
                                                          ---------------  -----------  ---------

                                                            LEASING AND
                                                              RELATED         SPARE
FOR THE YEAR ENDED DECEMBER 31, 1996                        OPERATIONS     PARTS SALES    TOTAL
                                                          ---------------  -----------  ---------
REVENUE
Lease revenue...........................................     $  13,741      $      --   $  13,741
Gain on sale of leased equipment........................             2             --           2
Spare parts sales.......................................            --          5,843       5,843
Sale of equipment acquired for resale...................        12,105             --      12,105
Interest and other income...............................           588             29         617
                                                          ---------------  -----------  ---------
Total Revenue...........................................        26,436          5,872      32,308

EXPENSES
Interest expense........................................         4,289             34       4,323
Depreciation expense....................................         3,152             29       3,181
Residual share..........................................           723             --         723
Cost of spare parts.....................................            --          3,308       3,308
Cost of equipment acquired for resale...................        10,789             --      10,789
General and administrative..............................         3,918          1,206       5,124
                                                          ---------------  -----------  ---------
Total Expenses..........................................        22,871          4,577      27,448
                                                          ---------------  -----------  ---------
Income before income tax and extraordinary item.........     $   3,565      $   1,295   $   4,860
                                                          ---------------  -----------  ---------
                                                          ---------------  -----------  ---------
Total assets as of December 31, 1996....................     $ 121,336      $   3,597   $ 124,933
                                                          ---------------  -----------  ---------
                                                          ---------------  -----------  ---------