Form 10-Q/A
period 1998-06-30
WILLIS LEASE FINANCE CORP
filed 1999-04-07
CIK 1018164

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-Q/A

                                  AMENDMENT NO. 1


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Title of Each Class                Outstanding at July 31, 1998
          ---------------------              --------------------------------
      Common Stock, $0.01 Par Value                     7,277,098


     This Amendment No. 1 on Form 10-Q/A amends and restates Part II, Item 6 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 10, 1998. This Amendment is necessary because the Company has withdrawn its request for confidential treatment of portions of Exhibits 10.2 and 10.3 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 10, 1998. Complete copies of those exhibits are attached to this Form 10-Q/A as Exhibits 10.2 and 10.3.

PART II--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.1 Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998. Incorporated by reference to Exhibits 4.01 and 4.02 of the Company's report on Form 8-K filed on June 23, 1998.
          3.2 Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on June 23, 1998.
          4.1 Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q filed on August 10, 1998.
          10.1 Amendment No. 5 dated April 30, 1998 to Credit Agreement. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q filed on August 10, 1998.
          10.2 Amendment No. 6 dated May 4, 1998 to Credit Agreement.
          10.3 Amended and Restated Credit Agreement dated June 2, 1998.
          11.1 Statement regarding computation of per share earnings. Incorporated by reference to Exhibit 11.1 of the Company's Report on Form 10-Q filed on August 10, 1998.
          27.1 Financial Data Schedule.  Incorporated by reference to
               Exhibit 27.1 of the Company's Report on Form 10-Q filed on
               August 10, 1998.
     (b)  Reports on Form 8-K
          During the three months ended June 30, 1998, the Company filed the following two reports on Form 8-K: (i) a Form 8-K filed on April 30, 1998 which reported on Item 5; and (ii) a Form 8-K filed on June 23, 1998 which reported on Item 5.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 1998           Willis Lease Finance Corporation


                              By:  /s/ James D. McBride
                              -------------------------
                              James D. McBride
                              Chief Financial Officer