Form 10-Q
period 1999-03-31
WILLIS LEASE FINANCE CORP
filed 1999-05-17
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Each Class                   Outstanding at April 30, 1999
       -------------------                   -----------------------------
  Common Stock, $0.01 Par Value                         7,370,645


                        WILLIS LEASE FINANCE CORPORATION

                                     INDEX


                                                                                PAGE NO.
                                                                                --------
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of March 31, 1999 and December 31, 1998                        3

                  Consolidated Statements of Income                                 4
                  Three months ended March 31, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity                   5
                  Year ended December 31, 1998 and
                  three months ended March 31, 1999

                  Consolidated Statements of Cash Flows                             6
                  Three months ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements                        7

Item 2.           Management's Discussion and Analysis of Financial Condition      11
                  and Results of Operations

Item 2A.          Quantitative and Qualitative Disclosures About Market Risk       17

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                 19


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     1999               1998
                                                                               -----------------   ---------------
                                                                                  (UNAUDITED)
    ASSETS
    Cash and cash equivalents                                                         $4,301            $10,305
    Restricted cash                                                                   13,090             13,738
    Equipment held for operating lease, less accumulated depreciation
       of $16,696 at March 31, 1999 and $15,456 at December 31, 1998                 280,654            274,618
    Net investment in direct finance lease                                             9,114              9,249
    Property, equipment and furnishings, less accumulated depreciation
      of $739 at March 31, 1999 and $577 at December 31, 1998                          3,333              2,480
    Spare parts inventory                                                             34,649             35,858
    Operating lease related receivables                                                3,560              2,492
    Trade receivables, net                                                             7,404              5,310
    Notes receivable                                                                   9,042                  -
    Other receivables                                                                  1,723                757
    Other assets                                                                       4,890              5,198
                                                                            -----------------   ----------------
    Total assets                                                                    $371,760           $360,005
                                                                            =================   ================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
    Accounts payable and accrued expenses                                             $4,752             $9,619
    Salaries and commissions payable                                                     635                977
    Deferred income taxes                                                             12,227             11,684
    Deferred gain                                                                        606                157
    Notes payable and accrued interest                                               257,403            245,581
    Capital lease obligation                                                           2,613              2,652
    Residual shares payable                                                            2,830              2,618
    Maintenance reserves                                                              14,315             13,273
    Security deposits                                                                  4,533              4,561
    Unearned lease revenue                                                             3,091              3,041
                                                                            -----------------   ----------------
    Total liabilities                                                               $303,005           $294,163
                                                                            -----------------   ----------------
    Shareholders' equity:
    Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
        outstanding)                                                                       -                  -
    Common stock, ($0.01 par value, 20,000,000 shares authorized,
        7,370,645 and 7,360,813 shares issued and outstanding
        as of  March  31, 1999 and December 31, 1998, respectively)                       74                 74
    Paid-in capital in excess of par                                                  42,161             42,033
    Retained earnings                                                                 26,520             23,735
                                                                            -----------------   ----------------
    Total shareholders' equity                                                        68,755             65,842
                                                                            -----------------   ----------------
    Total liabilities and shareholders' equity                                      $371,760           $360,005
                                                                            =================   ================


    See accompanying notes to the consolidated financial statements

                          WILLIS LEASE FINANCE CORPORATION
                                  AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   1999                  1998
                                                            ------------------     ----------------
   REVENUE
   Lease revenue                                                      $10,569               $6,436
   Gain on sale of leased equipment                                     3,411                3,108
   Spare part sales                                                     8,971                3,016
   Sale of equipment acquired for resale                                5,775                    -
   Interest and other income                                              220                  185
                                                            ------------------     ----------------
   Total revenue                                                      $28,946              $12,745

   EXPENSES
   Interest expense                                                     4,893                2,602
   Depreciation expense                                                 3,115                1,417
   Residual share                                                         211                  233
   Cost of spare part sales                                             6,630                2,055
   Cost of equipment acquired for resale                                4,784                    -
   General and administrative                                           4,668                3,184
                                                            ------------------     ----------------
   Total expenses                                                     $24,301               $9,491
                                                            ------------------     ----------------
   Income before income taxes and extraordinary item                    4,645                3,254
   Income taxes                                                        (1,860)              (1,305)
                                                            ------------------     ----------------
   Income before extraordinary item                                     2,785                1,949
   Extraordinary item less applicable income taxes                          -                 (200)
                                                            ------------------     ----------------
   Net income                                                          $2,785               $1,749
                                                            ==================     ================
   Basic earnings per common share:
   Income before extraordinary item                                     $0.38                $0.27
   Extraordinary item                                                       -                (0.03)
                                                            ------------------     ----------------
   Net income                                                           $0.38                $0.24
                                                            ==================     ================

   Diluted earnings per common share:
   Income before extraordinary item                                     $0.37                $0.26
   Extraordinary item                                                       -                (0.03)
                                                            ------------------     ----------------
   Net income                                                           $0.37                $0.23
                                                            ==================     ================
   Average common shares outstanding                                    7,363                7,192
   Diluted average common shares outstanding                            7,450                7,440


   See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   Issued and
                                                   outstanding                        Paid-in                        Total
                                                   shares of          Common        Capital in      Retained     shareholders'
                                                  common stock        Stock        Excess of Par    earnings         equity
                                                 --------------   -------------   -------------   ------------  --------------
Balances at December 31, 1997                         7,177,320         $40,117    $           -       $14,484       $54,601
Shares issued                                           183,493             587             737              -         1,324
Tax benefit from disqualified
    dispositions of qualified shares                          -               -             666              -           666
Conversion to par value stock                                 -         (40,630)         40,630              -             -
Net income                                                    -               -               -          9,251         9,251
                                                ----------------  --------------  --------------  -------------  -------------
Balances at December 31, 1998                         7,360,813              74          42,033         23,735        65,842

Shares issued                                             9,832               -              98              -            98
Tax benefit from disqualified
    dispositions of qualified shares                          -               -              30              -            30
Net income                                                    -               -               -          2,785         2,785
                                                ----------------  --------------  --------------  -------------  -------------
Balances at March 31, 1999 (unaudited)                7,370,645             $74         $42,161        $26,520       $68,755
                                                ================  ==============  ==============  =============  =============


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                  1999                1998
                                                                           ------------------- -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $2,785              $1,749
 Adjustments to reconcile net income to net cash
     provided by operating activities:
 Depreciation of equipment held for  lease                                        2,932               1,382
 Depreciation of property, equipment and furnishings                                183                  35
 Gain on sale of property, equipment and furnishings                                 (1)                 (9)
 Gain on sale of leased equipment                                                (3,411)             (3,108)
 Increase (decrease) in residual share payable                                      212                 (45)
 Changes in assets and liabilities:
    Restricted Cash                                                                 648                (790)
    Spare parts inventory                                                         1,209              (1,410)
    Receivables                                                                  (4,128)              1,321
    Other assets                                                                   (173)                181
    Accounts payable and accrued expenses                                        (4,867)             (1,785)
    Salaries and commission payable                                                (342)               (571)
    Deferred income taxes                                                          (543)                442
    Deferred gain                                                                   449                  (7)
    Accrued interest                                                              1,304                 130
    Maintenance reserves                                                          1,042               1,052
    Security deposits                                                               (28)                753
    Unearned lease revenue                                                           50                (137)
                                                                       -----------------   -----------------
 Net cash (used in) provided by operating activities                             (1,593)               (817)
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment held for operating lease (net
    of selling expenses)                                                          8,318               6,456
 Proceeds from sale of property, equipment and furnishings                            1                  15
 Purchase of equipment held for operating lease                                 (22,917)            (50,342)
 Deposits made in connection with inventory purchases                               481              (6,560)
 Purchase of property, equipment and furnishings                                 (1,037)                (18)
 Principal payments received on direct finance lease                                135                 142
                                                                       -----------------   -----------------
 Net cash used in investing activities                                          (15,019)            (50,307)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under notes payable                                                  30,907              49,395
 Proceeds from issuance of common stock                                             128                  73
 Principal payments on notes payable                                            (20,388)             (8,007)
 Principal payments on capital lease obligation                                     (39)                (36)
                                                                       -----------------   -----------------
 Net cash provided by financing activities                                       10,608              41,425
 (Decrease) in cash and cash equivalents                                         (6,004)             (9,697)
 Cash and cash equivalents at beginning of period                                10,305              13,095
                                                                       -----------------   -----------------
 Cash and cash equivalents at end of period                                      $4,301              $3,398
                                                                       =================   =================

 Supplemental information:

 Net cash paid for:         Interest                                             $3,590              $2,472
                                                                       -----------------   -----------------
                            Income Taxes                                            $ 3              $2,249
                                                                       -----------------   -----------------

 Non-cash investing activity:
 Short-term loans related to sale of equipment
 held for operating lease                                                        $7,000               $   -
                                                                       -----------------   -----------------
 Installment loan related to sale of equipment held for
 operating lease                                                                 $2,042               $   -
                                                                       -----------------   -----------------


 See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, and December 31, 1998, and the results of its operations for the three month periods ended March 31, 1999 and 1998 and its cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations and cash flows for the period ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

3.   SHAREHOLDERS' EQUITY

     Authorized capital shares of the Company include 5,000,000 shares of preferred stock and 20,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 1999 and December 31, 1998, 7,370,645 and 7,360,813
shares, respectively, of common stock were issued and outstanding. No preferred stock was issued or outstanding as of March 31, 1999 or December 31, 1998.

     The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance.

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan became effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the three month period ended March 31, 1999, the Company issued 4,382 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

     Under the 1996 Stock Option/Stock Issuance Plan, as amended and restated February 24, 1998, 1,025,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, and an Automatic Option Grant Program for eligible nonemployee Board Members. During the three month period ended March 31, 1999, 7,500 options were exercised. In connection with the exercise of a portion of these options, the Company recognized a tax benefit of approximately $30,000.

     In conjunction with its initial public offering, the Company sold five-year purchase warrants for $0.01 per warrant covering an aggregate of 100,000 shares of common stock exercisable at a price equal to 130% of the initial public offering price. The warrants became exercisable in December 1997. The warrants' exercise price and the number of shares of Common Stock are subject to adjustment to protect the warrant holders against dilution in certain events. In February 1998, a holder of 50,000 of the warrants exercised the warrants under the net issuance rights of the warrants. Based on the closing price on such date, the exercise resulted in the issuance of 25,238 shares to the holder of the warrants.

4.   FINANCING

     In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.  COMMITMENTS

    The Company has three leases for its office and warehouse space. The annual lease rental commitments are $309,481, $420,000, and $25,814 and the leases expire on May 31, 2003, December 31, 2010 and July 31, 1999, respectively.

     The Company has committed to purchase during 1999, additional used aircraft and new and used engines for its operations. Certain deposits were made in connection with these commitments. The Company's current, remaining commitment to such purchases is not more than $31.1 million.

6.   OPERATING SEGMENTS

    The Company operates in two business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft spare engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine and airframe parts, whole engines, engine modules and rotable aircraft components and leasing of engines destined for disassembly and sale of parts.

    In 1998, the Company formed Pacific Gas Turbine Center, Incorporated ("PGTC") to engage in engine disassembly and maintenance, repair and overhaul services. During the three months ended March 31, 1999, the majority of PGTC's revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the three months ended March 31, 1999, the operations of PGTC are included in the Spare Parts Sales segment. PGTC was not in operation during the three months ended March 31, 1998.

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

    The following tables present a summary of the operating segments (in thousands):


                                                                 Spare
                                                                 Parts
For the quarter ended March 31, 1999               Leasing       Sales          Total
------------------------------------           ------------------------------------------
Revenue
Lease revenue                                      $10,065         $504        $10,569
Gain on sale of leased equipment                     3,411         -             3,411
Spare parts sales                                     -           8,971          8,971
Sale of equipment acquired for resale                5,775         -             5,775
Other                                                  219            1            220
                                                ----------------------------------------
Total revenue                                       19,470        9,476         28,946

Expenses
Interest expense                                     4,216          677          4,893
Depreciation expense                                 2,836          279          3,115
Residual share                                         211          -              211
Cost of spare parts                                   -           6,630          6,630
Cost of equipment acquired for resale                4,784          -            4,784
General and administrative                           2,557        2,111          4,668
                                                ----------------------------------------
Total expenses                                      14,604        9,697         24,301
                                                ----------------------------------------
Income (loss) before income tax and
  extraordinary item                                $4,866        ($221)(1)     $4,645
                                                ========================================

Total assets as of March 31, 1999                 $321,812      $49,948       $371,760
                                                ========================================


------------------------------------------------
(1) The Company estimates that income before income tax and extraordinary item would have been $0.4 million if the effect of PGTC's operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.


                                                                 Spare
                                                                 Parts
For the quarter ended March 31, 1998               Leasing       Sales          Total
------------------------------------           ------------------------------------------
Revenue
Lease revenue                                       $6,436     $    -           $6,436
Gain on sale of leased equipment                     3,108          -            3,108
Spare parts sales                                      -          3,016          3,016
Sale of equipment acquired for resale                  -            -              -
Other                                                  177            8            185
                                               ----------------------------------------
Total revenue                                        9,721        3,024         12,745

Expenses
Interest expense                                     2,484          118          2,602
Depreciation expense                                 1,402           15          1,417
Residual share                                         233          -              233
Cost of spare parts                                    -          2,055          2,055
Cost of equipment acquired for resale                  -            -              -
General and administrative                           2,379          805          3,184
                                               ----------------------------------------
Total expenses                                       6,498        2,993          9,491
                                               ----------------------------------------
Income before income tax and
  extraordinary item                                $3,223          $31         $3,254
                                               ========================================

Total assets as of March 31, 1998                 $234,245       $7,193       $241,438
                                               ========================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In July 1998, the Company formed Pacific Gas Turbine Center, Incorporated ("PGTC"). PGTC provides engine disassembly and maintenance, repair and overhaul services to WASI and third parties from the Company's San Diego location. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

     Revenue is summarized as follows:


                                                        Three Months Ended March 31,
                                            ----------------------------------------------------
                                                       1999                      1998
                                                      -------                   -------
                                                Amount         %          Amount          %
                                            ------------ ------------- ------------ ------------
                                                            (dollars in thousands)
Lease revenue                                   $10,569          36%     $ 6,436          51%
Gain on sale of leased equipment                  3,411          12        3,108          24
Spare parts sales                                 8,971          31        3,016          24
Sale of equipment acquired for resale             5,775          20           --          --
Interest and other income                           220           1          185           1
                                                -------     -------      -------     -------
Total                                           $28,946         100%     $12,745         100%
                                                =======     =======      =======     =======


    LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended March 31, 1999, increased 64% to $10.6 million from $6.4 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines, aircraft and spare parts packages. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 1999 and 1998 was $289.8 million and $193.8 million, respectively, an increase of 50%.

    During the quarter ended March 31, 1999, 6 engines were added to the Company's lease portfolio at a total cost of $20.1 million. Eight engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $11.2 million and were sold for a gain of $3.4 million.

    During the quarter ended March 31, 1998, the Company sold one engine from the lease portfolio. The engine had a net book value of $2.2 million and was sold for a gain of $3.1 million.

    During the quarter ended March 31, 1999, the Company sold two engines acquired for resale for $5.8 million which resulted in a gain of $1.0 million. The Company had no such sales during the comparable 1998 period.

    SPARE PARTS SALES. Revenues from spare parts sales increased 197% to $9.0 million as compared to $3.0 million in the quarter ended March 31, 1998. The gross margin decreased to 26% from 32% in the corresponding period in 1998. This decrease was due to a change in the mix of parts being sold during the past twelve months.

    INTEREST AND OTHER INCOME. Interest and other income for the quarters ended March 31, 1999 and 1998, were $0.2 million. This is a result of interest earned on cash and deposits held.

    INTEREST EXPENSE AND RESIDUAL SHARING Interest expense related to all activities increased 88% to $4.9 million for the quarter ended March 31, 1999, from the comparable period in 1998, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. Residual sharing expense decreased 10% to $211,560 for the quarter ended March 31, 1999 from $232,512 for the comparable period in 1998. The decline was due to the repayment, in March 1998, of one of the Company's loans which had residual sharing provisions. Residual sharing arrangements apply to three of the Company's engines as of March 31, 1999. The Company accrues for its residual sharing obligations using net book value as a proxy for residual proceeds.

    DEPRECIATION EXPENSE. Depreciation expense increased 120% to $3.1 million for the quarter ended March 31, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47% to $4.7 million for the quarter ended March 31, 1999, from the comparable period in 1998. This increase reflects expenses, in all business segments, associated with staff additions, increased rent due to the expansion of the facilities, as well as an increase in professional fees and insurance expense.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the quarter ended March 31, 1999, increased to $1.9 million from $1.3 million for the comparable period in 1998. This increase reflects an increase in the Company's pre-tax earnings. The effective tax rate for the quarters ended March 31, 1999 and 1998 were 40%.

    EXTRAORDINARY ITEM. In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax. The Company had no such transactions during the comparable 1999 period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $30.9 million and $49.4 million, in the three month periods ended March 31, 1999 and 1998, respectively, was derived from this activity. In these same time periods $20.4 million and $8.0 million, respectively, was used to pay down related debt. Cash flow from operating activities used approximately $1.6 million and $0.8 million in the three month periods ended March 31, 1999 and 1998, respectively. The deficit cash flow from operations was primarily attributable to repayment of an account payable related to the purchase of an engine and an increase in WASI's accounts receivable due to increased sales.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $23.0 million and $50.3 million of funds were used for this purpose in the three month periods ended March 31, 1999 and 1998, respectively.

     At March 31, 1999, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of March 31, 1999,

$9.3 million was available under this facility, subject to the Company providing sufficient collateral. The facility has a two-year revolving period followed by a four-year term-out period. The facility is renewable annually.

     At March 31, 1999, the Company had an $80.0 million debt warehouse facility, to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. This transaction's structure facilitates future public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 1999, $15.0 million was available under this facility.

      Approximately $10.1 million of the Company's debt is repayable during 1999. Such repayments consist of scheduled installments due under term loans.

     The Company believes that its current equity base, internally generated funds and existing and contemplated debt facilities are sufficient to fund the Company's anticipated operations into the third quarter of 1999, at which time additional capital will be required to fund projected growth. The Company is currently discussing, with its commercial and investment banks, additions to its debt and equity capital bases.

      As of March 31, 1999, the Company had two engines and four spare parts packages which had not been financed. The Company may seek financing for this equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. In addition, certain of the Company's engines have been financed under floating rate facilities. Until fixed rate financing for these assets is in place, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management - Interest Rate Exposure" below.

     The Company has committed to purchase, during 1999, additional used aircraft and used and new engines for its operations. Certain deposits were made, in 1998, in connection with a portion of these commitments. As of March 31, 1999, the Company's current commitment to such purchases is not more than $31.1 million, which includes $1.4 million of deposits in other assets.

MANAGEMENT OF INTEREST RATE EXPOSURE

    At March 31, 1999, $207.7 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of March 31, 1999, the notional principal amount of the cap was $34.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company entered into an interest rate swap agreement in December 1998, which has a notional outstanding amount of $15.0 million, a duration of two years and a fixed rate of 4.95%. Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $80 million warehouse facility against changes in interest rates. WLFC has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of March 31, 1999, such swap agreements had notional outstanding amounts of $40 million, a weighted average remaining duration of 36 months and a weighted average fixed rate of 5.88%.

    The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company's report on Form 10-K for the year ended December 31, 1998. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

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

     The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties. Upon termination of a lease, the Company will seek to re-lease or sell the aircraft equipment or will dismantle the equipment and will sell the parts. The Company also engages in the selective purchase and resale of commercial aircraft engines and engine components. On occasion, the Company purchases engines or components without having a firm commitment for their sale. Numerous factors, many of which are beyond the Company's control, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply or cost of aircraft engines, and (vi) technological developments. There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms. The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

    During the three month period ended March 31, 1999, 76% of the Company's lease revenue was generated by leases to foreign customers, including 7% from Asian customers and 18% from South American customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

     Before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Parts must also be traceable to sources deemed acceptable by the FAA or such equivalent regulatory agencies. Such standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. In all such cases, to the extent the Company has such engine components in its inventory, their value may be reduced and the Company's business, financial condition and/or results of operations could be adversely affected

     The Company obtains a substantial portion of its inventories of aircraft, engines and engine parts from airlines, overhaul facilities and other suppliers. There is no organized market for aircraft, engines and engine parts, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft, engines and engine parts is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft, engines and engine parts of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

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

     The Company uses computer systems in many areas of its operations. In addition, various third parties that are important to the Company's business (including lessees, customers, vendors and financial institutions) use computer systems in their areas of operations. Should the Company or certain of such third parties not be "Year 2000 compliant," certain of the Company's operations could be disrupted for an indeterminate period of time, potentially having a material adverse impact on the Company's results, business, financial condition and/or of operations. As is the case with most companies, the Year 2000 computer problem creates risks for the Company.

     The Company has assessed the Year 2000 computer problem as it affects the Company's computer systems and information technology. As a result of the Company's assessment, the Company does not expect any material interruption of internal operations arising from the Company's computer systems and information technology not being Year 2000 compliant. The mission critical systems of the Company identified during the assessment are all off the shelf software packages with unmodified source codes which have been certified by the manufacturer as Year 2000 compliant. The Company is not aware of any significant Year 2000 issues with respect to the airworthiness of the Company's aircraft, aircraft engines or spare parts; however, should such issues result in Airworthiness Directives or other manufacturer recommended maintenance for leased assets, the implementation and the majority of the cost of such implementation would generally be the responsibility of the lessee. Any resulting costs to the Company cannot be estimated at this time.

     Significant uncertainties remain about the effect on the Company's operations of third parties that may not be Year 2000 compliant and with whom the Company does business (including lessees, customers, vendors and financial institutions). The Company is in the process of assessing Year 2000 issues relating to such third parties and certain of the Company's officers have oversight of these assessments. The Company has circulated to significant third parties with whom the Company does business a written request for their plans and progress in addressing the Year 2000 issue. The Company intends to evaluate the responses and develop contingency plans to address risks of non-compliance by such third parties. The Company expects to complete this process by July 1999. The costs associated with assessing the Year 2000 issue, including developing and implementing the above plan, are expected to be nominal. Non-compliance on the part of a third party could result in lost revenue and an inability to make lease or other payments to the Company. Non-compliance by the third party's financial institution could also affect the ability to process payments.

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

ITEM 2A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.4 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.9 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

     The Company is also exposed to currency devaluation risk. During the three month period ended March 31, 1999, 76% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

PART II         OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT                          DESCRIPTION
NUMBER
3.1      Certificate of Incorporation, filed on March 12, 1998 together with
         Certificate of Amendment of Certificate of Incorporation filed on
         May 6, 1998.  Incorporated by reference to Exhibits 4.01 and 4.02 of the Company's report on Form 8-K filed on June 23, 1998.

3.2 Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on June 23, 1998.

4.1      Specimen of Common Stock Certificate incorporated by reference to
         Exhibit 4.1 of the Company's report on form 10-Q for the quarter ended June 30, 1998.

10.1     Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999.

10.2*    Amended and Restated Series 1997-1 Supplement dated February 11, 1999

11.1     Statement regarding computation of per share earnings.

27.1     Financial Data Schedule.


------------------------
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)      Reports on Form 8-K

         None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 1999



                                      Willis Lease Finance Corporation

                                      By:   /s/  James D. McBride
                                         ---------------------------------
                                           James D. McBride
                                           Chief Financial Officer