Form 10-Q/A
period 1998-09-30
WILLIS LEASE FINANCE CORP
filed 1999-06-24
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                ----------------

         (Mark One)

         /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                           OR

         / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-28774

                                ----------------

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

                                ----------------

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

         This Amendment No. 1 on Form 10-Q/A amends and restates Part II, Item 6 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998. This Amendment is necessary because the Company has amended its request for confidential treatment of portions of Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998. A complete copy of the amended exhibit is attached to this Form 10-Q/A as Exhibit 10.1.

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

                  10.1*    Amended and Restated Credit Agreement dated September
                           30, 1998.

                  11.1 Statement regarding computation of per share earnings. Incorporated by reference to Exhibit 11.1 of the Company's Report on Form 10-Q filed on November 16, 1998.

                  27.1     Financial Data Schedule. Incorporated by reference to
                           Exhibit 27.1 of the Company's Report on Form 10-Q filed on November 16, 1998.

                  ----------------
                  * Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted material has been filed separately with the Commission.

           (b)    Reports on Form 8-K

                  None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      June 23, 1999                     Willis Lease Finance Corporation


                                             BY:  /s/ James D. McBride
                                             -------------------------
                                             James D. McBride
                                             Chief Financial Office