Form 10-Q
period 1999-06-30
WILLIS LEASE FINANCE CORP
filed 1999-08-13
CIK 1018164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-28774

                            ----------------------

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

                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         TITLE OF EACH CLASS               OUTSTANDING AT JULY 31, 1999
         -------------------               ----------------------------

    Common Stock, $0.01 Par Value                    7,393,145

                       WILLIS LEASE FINANCE CORPORATION

                                     INDEX


PART I            FINANCIAL INFORMATION                                                                   PAGE NO.
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of June 30, 1999 and December 31, 1998                                                   3

                  Consolidated Statements of Income
                  Three and six months ended June 30, 1999 and 1998                                           4

                  Consolidated Statements of Shareholders' Equity
                  Year ended December 31, 1998 and
                  six months ended June 30, 1999                                                              5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998                                                     6

                  Notes to Consolidated Financial Statements                                                  7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  11

Item 2A.          Quantitative and Qualitative Disclosures About Market Risk                                 18

PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                        20

Item 6.           Exhibits and Reports on Form 8-K                                                           21


                       WILLIS LEASE FINANCE CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           (UNAUDITED)       (AUDITED)
                                                                             JUNE 30,       DECEMBER 31,
                                                                               1999             1998
                                                                           -----------      ------------
ASSETS
Cash and cash equivalents                                                   $ 15,557          $ 10,305
Restricted cash                                                               16,327            13,738
Equipment held for operating lease, less accumulated depreciation
  of $15,645 at June 30, 1999 and $15,455 at December 31, 1998               316,427           274,618
Net investment in direct finance lease                                         8,977             9,249
Property, equipment and furnishings, less accumulated depreciation
  of $544 at June 30, 1999 and $509 at December 31, 1998                         782             2,480
Spare parts inventory                                                         35,340            35,858
Lease related receivables                                                      3,523             2,492
Trade receivables, net                                                         5,164             5,310
Notes receivable                                                               3,122                 -
Investment in unconsolidated affiliate                                         5,643                 -
Other receivables                                                                 30               757
Other assets                                                                   5,743             5,198
                                                                            --------          --------
Total assets                                                                $416,635          $360,005
                                                                            --------          --------
                                                                            --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                       $  6,973          $  9,620
Salaries and commissions payable                                                 862               977
Deferred income taxes                                                         14,912            11,684
Deferred gain                                                                    497               157
Notes payable and accrued interest                                           287,479           245,581
Capital lease obligation                                                       2,572             2,652
Residual share payable                                                         3,041             2,618
Maintenance reserves                                                          18,811            13,273
Security deposits                                                              5,309             4,561
Unearned lease revenue                                                         4,378             3,040
                                                                            --------          --------
Total liabilities                                                            344,834           294,163
                                                                            --------          --------

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
  outstanding)                                                                     -                 -
Common stock, ($0.01 par value,  20,000,000 shares authorized;
  7,393,145 and 7,360,813 shares issued and outstanding
  as of  June 30, 1999 and December 31,1998, respectively)                        74                74
Paid-in capital in excess of par                                              42,419            42,033
Retained earnings                                                             29,308            23,735
                                                                            --------          --------

Total shareholders' equity                                                    71,801            65,842
                                                                            --------          --------
Total liabilities and shareholders' equity                                  $416,635          $360,005
                                                                            --------          --------
                                                                            --------          --------


        See accompanying notes to the consolidated financial statements

                          WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)
                                  (Unaudited)

                                                                   Three months ended                    Six months ended
                                                                        June 30,                              June 30,
                                                               ----------------------------       ----------------------------
                                                                  1999            1998               1999            1998
                                                               ------------   -------------       ------------    ------------
REVENUE
Lease revenue                                                      $11,078          $7,129            $21,647         $13,565
Gain on sale of leased equipment                                     3,849           2,431              7,260           5,539
Spare part sales                                                     6,217           6,583             15,189           9,599
Sale of equipment acquired for resale                                4,000           4,094              9,775           4,094
Interest and other income                                              357             434                577             619
                                                               ------------   -------------       ------------    ------------
Total revenue                                                      $25,501         $20,671            $54,448         $33,416
                                                               ------------   -------------       ------------    ------------

EXPENSES
Interest expense                                                     5,113           3,600             10,006           6,202
Depreciation expense                                                 2,868           1,728              5,983           3,145
Residual share                                                         212             168                423             400
Cost of spare part sales                                             4,629           4,831             11,259           6,886
Cost of equipment acquired for resale                                3,570           3,573              8,354           3,573
General and administrative                                           4,421           3,184              9,089           6,368
                                                               ------------   -------------       ------------    ------------
Total expenses                                                      20,813          17,084             45,114          26,574
                                                               ------------   -------------       ------------    ------------


Income from operations                                              $4,688          $3,587             $9,334          $6,842

Income/(loss) from unconsolidated affiliate                            (40)              -                (40)              -

                                                               ------------   -------------       ------------    ------------
Income before income taxes and extraordinary item                    4,648           3,587              9,294           6,842
Income taxes                                                        (1,861)         (1,438)            (3,721)         (2,743)
                                                               ------------   -------------       ------------    ------------
Income before extraordinary item                                     2,787           2,149              5,573           4,099
Extraordinary item less applicable income taxes                          -               -                  -            (200)
                                                               ------------   -------------       ------------    ------------
Net income                                                          $2,787          $2,149             $5,573          $3,899
                                                               ============   =============       ============    ============

Basic earnings per common share:
Income before extraordinary item                                     $0.38           $0.30              $0.76           $0.57
Extraordinary item                                                       -               -                  -           (0.04)
                                                               ------------   -------------       ------------    ------------
Net income                                                           $0.38           $0.30              $0.76           $0.53
                                                               ============   =============       ============    ============

Diluted earnings per common share:
Income before extraordinary item                                     $0.37           $0.29              $0.75           $0.55
Extraordinary item                                                       -               -                  -           (0.03)
                                                               ------------   -------------       ------------    ------------
Net income                                                           $0.37           $0.29              $0.75           $0.52
                                                               ============   =============       ============    ============

Average common shares outstanding                                    7,374           7,263              7,368           7,228
Diluted average common shares outstanding                            7,453           7,488              7,455           7,466

See accompanying notes to the consolidated financial statements

                       WILLIS LEASE FINANCE CORPORATION
                              AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
        Year Ended December 31, 1998 and Six Months Ended June 30, 1999
                      (In thousands, except share data)

                                                 Issued and
                                                 outstanding                        Paid-in                         Total
                                                 shares of          Common         Capital in      Retained      shareholders'
                                                 common stock       Stock         Excess of par    earnings         equity
                                                 ------------       -----         -------------    --------         ------
Balance at December 31, 1997                            7,178         $40,117           $  -          $14,484         $54,601
Shares issued                                             183             587            737                -           1,324
Tax benefit from disqualified
    dispositions of qualified shares                        -               -            666                -             666
Conversion to par value stock                               -         (40,630)        40,630                -               -
Net income                                                  -               -              -            9,251           9,251
                                              ----------------   -------------   ------------     ------------   -------------

Balances at December 31, 1998 (audited)                 7,361              74         42,033           23,735          65,842

Shares issued                                              32               -            278                -             278
Tax benefit from disqualified
   dispositions of qualified shares                         -               -            108                -             108
Net income                                                  -               -              -            5,573           5,573
                                              ----------------   -------------   ------------     ------------   -------------
Balances at June 30, 1999 (unaudited)                   7,393             $74        $42,419          $29,308         $71,801
                                              ================   =============   ============     ============   =============

                                    WILLIS LEASE FINANCE CORPORATION
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                               1999               1998
                                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $5,573             $3,898
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation of equipment held for lease                                         5,724              3,063
Depreciation of property, equipment and furnishings                                259                 83
Gain on sale of property, equipment and furnishings                                 (1)                (2)
Gain on sale of leased equipment                                                (7,260)            (5,539)
Increase in residual share payable                                                 423                123
Loss from unconsolidated affiliate                                                  40                  -
Changes in assets and liabilities:
         Restricted Cash                                                        (2,589)            (2,731)
         Spare parts inventory                                                    (335)           (15,727)
         Receivables                                                              (493)               139
         Other assets                                                           (2,929)              (614)
         Accounts payable and accrued expenses                                  (1,895)              (215)
         Salaries and commission payable                                           (15)              (357)
         Deferred income taxes                                                   3,336              1,787
         Deferred gain                                                             340                (13)
         Accrued interest                                                         (178)                20
         Maintenance reserves                                                    5,538              1,178
         Security deposits                                                         748              1,354
         Unearned lease revenue                                                  1,338                712
                                                                       ----------------   ----------------
Net cash provided (used in) by operating activities                              7,624            (12,841)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for lease (net of
   selling expenses)                                                            33,908             16,487
Proceeds from sale of property, equipment and furnishings                            1                 16
Purchase of equipment held for operating lease                                 (77,303)          (101,397)
Deposits made in connection with inventory purchases                                 -             (3,410)
Purchase of property, equipment and furnishings                                 (1,454)              (871)
Investment in unconsolidated affiliate                                             (70)                 -
Principal payments received on direct finance lease                                272                285
                                                                       ----------------   ----------------
Net cash used in investing activities                                          (44,646)           (88,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                         81,513            109,984
Proceeds from issuance of common stock                                             278                586
Principal payments on notes payable                                            (39,437)           (18,679)
Principal payments on capital lease obligation                                     (80)               (73)
                                                                       ----------------   ----------------
Net cash provided by financing activities                                       42,274             91,818
(Decrease) increase in cash and cash equivalents                                 5,252             (9,913)
Cash and cash equivalents at beginning of period                                10,305             13,095
                                                                       ----------------   ----------------
Cash and cash equivalents at end of period                                      15,557             $3,182
                                                                       ================   ================

Supplemental information:
Net cash paid for:         Interest                                            $10,185             $6,182
                                                                       ----------------   ----------------
                           Income Taxes                                           $654             $2,657
                                                                       ----------------   ----------------
Non-cash investing activities:
Transfer of assets to unconsolidated affiliate (net)                            $5,613                $ -
                                                                       ----------------   ----------------
Non-cash financing activities:
Short term loan related to sale of equipment held
for operating lease                                                             $1,500                $ -
                                                                       ----------------   ----------------
Installment loan related to sale of equipment held for
operating lease                                                                 $1,622                $ -
                                                                       ----------------   ----------------

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 unaudited, and December 31, 1998 audited, and the unaudited results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations and cash flows for the periods ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

3.   SHAREHOLDERS' EQUITY

     Authorized capital shares of the Company include 5,000,000 shares of preferred stock and 20,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 1999 and December 31, 1998, 7,393,145 and 7,360,813
shares, respectively, of common stock were issued and outstanding. No preferred stock was issued or outstanding as of June 30, 1999 or December 31, 1998. The rights and preferences of any preferred stock will be established by the Company's Board of Directors upon issuance.

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan became effective in September 1996. Eligible employees may designate not more than 10% of their base salary to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 500 shares of common stock on any one purchase date, subject to additional Internal Revenue Code limitations. Each January 31 and July 31, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the six month period ended June 30, 1999, the Company issued 4,382 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Under the 1996 Stock Option/Stock Issuance Plan, as amended and restated April 6, 1999, 1,025,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, a Salary Investment Option Grant Program for certain officers and employees, a Director Fee Option Grant Program and an Automatic Option Grant Program for eligible nonemployee Board Members. During the six month period ended June 30, 1999, 30,000 options were exercised. In connection with the exercise of a portion of these options, the Company recognized a tax benefit of approximately $108,000.

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

4.   FINANCING

     In May 1999, the Company increased its $80 million debt warehouse facility to $125 million. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the company to such finance subsidiary. The facility has an eight-year initial term with a revolving period to February 2000 followed by a seven-year amortization period. At June 30, 1999, the interest rate was a commercial paper based rate plus 1.6%. The facility is renewable annually.

     In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.   COMMITMENTS

     The Company has three leases for its office and warehouse space. The annual lease rental commitments are $309,481, $56,000, and $80,829 and the leases expire on May 31, 2003, December 31, 1999 and July 31, 2000, respectively.

     The Company has committed to purchase during 1999, additional used aircraft and new and used engines for its operations. Certain deposits were made in connection with these commitments. The Company's current, remaining commitment to such purchases is not more than $11.7 million.

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     On May 28, 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, Pacific Gas Turbine Center, LLC ("PGTC LLC"). The Company contributed the operations and assets of its wholly owned subsidiary Pacific Gas Turbine Center, Incorporated ("PGTC Inc.") (with a book value of $5.7 million) and Chromalloy contributed working capital to the joint venture. Both the Company and Chromalloy have a 50% interest in the joint venture. The equity method of accounting is used for the Company's 50% ownership in PGTC LLC. Under the equity method, the original contribution was recorded at cost and is adjusted periodically to recognize the Company's share of the earnings or losses of PGTC LLC after the date of formation. The contribution is shown in the Company's Consolidated Balance

Sheet as a single amount and earnings or losses are shown in the Consolidated Statement of Income as a single amount. All intercompany profits or losses are eliminated.

7.   OPERATING SEGMENTS

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

    In 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 6 above). During the five months ended May 31, 1999, while PGTC Inc. was a wholly-owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the five months ended May 31, 1999, the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because the results of PGTC LLC were immaterial, PGTC LLC is not included in the operating segment analysis for the three and six months ended June 30, 1999. PGTC Inc. was not in operation during the three and six months ended June 30, 1998.

    The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

    The following tables present a summary of the operating segments (in thousands):

                                       For the three months ended June 30, 1999          For the three months ended June 30, 1998
                                       --------------------------------------------   --------------------------------------------
                                               Leasing       Spare                            Leasing         Spare
                                             and Related     Parts                          and Related       Parts
                                              Operations     Sales        Total             Operations        Sales         Total
                                       -----------------------------------------      --------------------------------------------
Revenue:
Lease revenue                                  $10,560         $518     $11,078               $7,129         $   -          $7,129
Gain on sale of leased equipment                 3,849          -         3,849                2,431             -           2,431
Spare parts sales                                  -          6,217       6,217                  -             6,583         6,583
Sale of equipment acquired for resale            4,000          -         4,000                4,094             -           4,094
Interest and Other Income                          243          114         357                  409              25           434
                                       -----------------------------------------      --------------------------------------------
Total revenue                                   18,652        6,849      25,501               14,063           6,608        20,671
                                       -----------------------------------------      --------------------------------------------

Expenses:
Interest expense                                 4,341          772       5,113                3,227             373         3,600
Depreciation expense                             2,585          283       2,868                1,711              17         1,728
Residual share                                     212          -           212                  168             -             168
Cost of spare parts                                -          4,629       4,629                  -             4,831          4,831
Cost of equipment acquired for resale            3,570          -         3,570                3,573             -            3,573
General and administrative                       2,880        1,541       4,421                2,186             998          3,184
                                       -----------------------------------------      ---------------------------------------------
Total expenses                                  13,588        7,225      20,813               10,865           6,219         17,084
                                       -----------------------------------------      ---------------------------------------------

Income from operations                          $5,064        ($376)(1)  $4,688               $3,198            $389         $3,587
                                       =========================================      =============================================

Total assets as of June 30, 1999 and
  1998                                        $356,995      $53,997    $410,992             $291,960          $6,775       $298,735
                                       =========================================      =============================================

------------------------------------------------------------------------------------


(1) The Company estimates that income from operations would have been $0.1 million if the effect of PGTC Inc.'s operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.

                                   For the six months ended June 30, 1999               For the six months ended June 30, 1998
                                 ------------------------------------------        ----------------------------------------------
                                    Leasing          Spare                               Leasing           Spare
                                   and Related       Parts                             and Related         Parts
                                   Operations        Sales        Total                 Operations         Sales           Total
                                 ------------------------------------------        ----------------------------------------------
Revenue:
Lease revenue                         $20,625          $1,022      $21,647                $13,565       $     -          $13,565
Gain on sale of leased equipment        7,260             -          7,260                  5,539             -            5,539
Spare parts sales                         -            15,189       15,189                    -             9,599          9,599
Sale of equipment acquired for resale   9,775             -          9,775                  4,094             -            4,094
Interest and other income                 462             115          577                    586              33            619
                                 ------------------------------------------      ------------------------------------------------
Total revenue                          38,122          16,326       54,448                 23,784           9,632         33,416
                                 ------------------------------------------      ------------------------------------------------

Expenses:
Interest expense                        8,557           1,449       10,006                  5,711             491          6,202
Depreciation expense                    5,421             562        5,983                  3,113              32          3,145
Residual share                            423             -            423                    400             -              400
Cost of spare parts                       -            11,259       11,259                    -             6,886          6,886
Cost of equipment acquired for resale   8,354             -          8,354                  3,573             -            3,573
General and administrative              5,437           3,652        9,089                  4,565           1,803          6,368
                                 -----------------------------------------       ------------------------------------------------
Total expenses                         28,192          16,922       45,114                 17,362           9,212         26,574
                                 -----------------------------------------       ------------------------------------------------
Income from operations                 $9,930           ($596)(2)   $9,334                 $6,422            $420         $6,842
                                 =========================================       ================================================

Total assets as of June 30, 1999
 and 1998                            $356,995         $53,997     $410,992               $291,960          $6,775       $298,735
                                 =========================================       ================================================

-------------------------------------------------------------------------------------


(2) The Company estimates that income from operations would have been $0.5 million if the effect of PGTC Inc.'s operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.

8.   SUBSEQUENT EVENT

     In July, 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. Under the terms of the agreement, the Company expects to contribute not more than $3 million to the joint venture over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines. In July 1998, the Company formed Pacific Gas Turbine Center, Incorporated ("PGTC Inc."). In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture, Pacific Gas Turbine Center, LLC ("PGTC LLC"). PGTC Inc. and its successor, PGTC LLC provide engine disassembly and maintenance, repair and overhaul services to the Company and third parties from the its San Diego location.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998:

     Revenue is summarized as follows:

                                                                                    Three Months Ended June 30,
                                                                        ----------------------------------------------------

                                                                                  1999                       1998
                                                                                  ----                       ----
                                                                           Amount         %          Amount          %
                                                                        ----------------------------------------------------
                                                                                      (dollars in thousands)
    Lease revenue.................................................        $11,078       43%           $7,129       34%
    Gain on sale of leased equipment..............................          3,849       15             2,431       12
    Spare parts sales.............................................          6,217       24             6,583       32
    Sale of equipment acquired for resale.........................          4,000       16             4,094       20
    Interest and other income.....................................            357        2               434        2
                                                                        ----------------------------------------------------

    Total.........................................................        $25,501      100%          $20,671      100%
                                                                        ====================================================

      LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended June 30, 1999, increased 55% to $11.1 million from $7.1 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 1999 and 1998 was $325.4 million and $235.5 million, respectively, an increase of 38%.

     During the quarter ended June 30, 1999, 24 engines and two aircraft were added to the Company's lease portfolio at a total cost of $57.0 million. Six engines and three spare parts packages from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $16.2 million and were sold for a gain of $3.8 million.

     During the quarter ended June 30, 1998, the Company sold three engines from the lease portfolio. The engines had a net book value of $7.6 million and were sold for a gain of $2.4 million.

     During the quarter ended June 30, 1999, the Company sold one engine acquired for resale for $4.0 million which resulted in a gain of $430,000. During the comparable 1998 period, the Company sold one engine for $4.1 million which resulted in a gain of $0.5 million.

     SPARE PARTS SALES. Revenues from spare parts sales decreased 6% to $6.2 million as compared to $6.6 million in the quarter ended June 30, 1998. The gross margin decreased to 26% from 27% in the corresponding period in 1998. This decrease was due to changes in the mix of parts sold during the periods.

     INTEREST AND OTHER INCOME. Interest and other income for each of the quarters ended June 30, 1999 and 1998, were $0.4 million. Interest is earned on cash and deposits held.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 42% to $5.1 million for the quarter ended June 30, 1999, from the comparable period in 1998, due to an increase in average debt outstanding. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. Residual sharing expense related to debt increased 26% to $212,000 for the quarter ended June 30, 1999 from $168,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of June 30, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

     DEPRECIATION EXPENSE. Depreciation expense increased 66% to $2.9 million for the quarter ended June 30, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 39% to $4.4 million for the quarter ended June 30, 1999, from the comparable period in 1998. This change reflects increased expenses, in all business segments associated with staff additions, increased rent due to the expansion of the facilities, as well as an increase in professional fees. Two months of expenses related to PGTC Inc. are included in the quarter ended June 30, 1999.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the quarter ended June 30, 1999, increased to $1.9 million from $1.4 million for the comparable period in 1998. This increase reflects an increase in the Company's pre-tax earnings. The effective tax rate for the quarters ended June 30, 1999 and 1998 were 40%.

     INCOME/(LOSS) FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the three months ended June 30, 1999, net losses from the joint venture, after inter-company eliminations, were $40,000. The Company had no such activity during the comparable 1998 period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998:

     Revenue is summarized as follows:

                                                                                               Six Months Ended June 30,
                                                                                  -------------------------------------------------
                                                                                            1999                       1998
                                                                                            ----                       ----
                                                                                     Amount         %          Amount          %
                                                                                  ------------ ------------- ------------ ---------
                                                                                                (dollars in thousands)
    Lease revenue...........................................................          $21,647       40%          $13,565       41%
    Gain on sale of leased equipment........................................            7,260       13             5,539       16
    Spare parts sales.......................................................           15,189       28             9,599       29
    Sale of equipment acquired for resale...................................            9,775       18             4,094       12
    Interest and other income...............................................              577        1               619        2
                                                                                  ------------ ------------- ------------ ---------

    Total...................................................................          $54,448      100%          $33,416      100%
                                                                                  ============ ============= ============ =========

     LEASING RELATED ACTIVITIES. Lease related revenue for the six months ended June 30, 1999, increased 59% to $21.6 million from $13.6 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 1999 and 1998 was $325.4 million and $235.5 million, respectively, an increase of 38%.

     During the six months ended June 30, 1999, 30 engines were added to the Company's lease portfolio at a total cost of $77.1 million. Fourteen engines and three spare parts packages from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $27.4 million and were sold for a gain of $7.2 million.

     During the six months ended June 30, 1998, four engines and one spare parts package were sold or transferred to inventory for sale from the lease portfolio. The engines had a net book value of $10.9 million and were sold for a gain of $5.5 million.

     During the six months ended June 30, 1999, the Company sold three engines acquired for resale for $9.8 million which resulted in a gain of $1.4 million.

     SPARE PARTS SALES. Revenues from spare parts sales increased 58% to $15.2 million as compared to $9.6 million in the six months ended June 30, 1998. The gross margin decreased to 26% from 28% in the corresponding period in 1998. This decrease was due to changes in the mix of parts being sold during the periods.

     INTEREST AND OTHER INCOME. Interest and other income for each of the six months ended June 30, 1999 and 1998, were $0.6 million. Interest is earned on cash and deposits held.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 61% to $10.0 million for the six months ended June 30, 1999, from the comparable period in 1998, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. Residual sharing expense increased 6% to $423,000 for the six months ended June 30, 1999 from $400,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of June 30, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

     DEPRECIATION EXPENSE. Depreciation expense increased 90% to $6.0 million for the six months ended June 30, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43% to $9.1 million for the six months ended June 30, 1999, from the comparable period in 1998. This change reflects increased expenses, in all business segments, associated with staff additions, increased rent due to the expansion of the facilities, as well as an increase in professional fees. Five months of expenses related to PGTC Inc. are included in the quarter ended June 30, 1999.

     INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the six months ended June 30, 1999, increased to $3.7 million from $2.7 million for the comparable period in 1998. This increase reflects an increase in the Company's pre-tax earnings. The effective tax rate for the six months ended June 30, 1999 and 1998 were 40%.

     INCOME/(LOSS) FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the six months ended June 30, 1999, net losses from the joint venture, after inter-company eliminations, were $40,000. The Company had no such activity during the comparable 1998 period.

     EXTRAORDINARY ITEM. In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax. The Company had no such transactions during the comparable 1999 period.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

     SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $81.5 million and $110.0 million, in the six month periods ended June 30, 1999 and 1998, respectively, was derived from this activity. In these same time periods $39.4 million and $18.7 million, respectively, was used to pay down related debt. Cash flow from operating activities generated approximately $7.6 million in the six month period ended June 30, 1999 and cash flows from operating activities used $12.8 million in the six month period ended June 30, 1998. The deficit cash flow from operations for the six month period ended June 30, 1998 was primarily attributable to the acquisition of used aircraft for WASI's inventory.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $77.3 million and $101.4 million of funds were used for this purpose in the six month periods ended June 30, 1999 and 1998, respectively.

     At June 30, 1999, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of June 30, 1999, $0.1 million was available under this facility, subject to the Company providing sufficient collateral. The facility has a two-year revolving period followed by a four-year term-out period. The facility is renewable annually.

     In May 1999, the Company increased its $80 million debt warehouse facility to $125 million. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. The facility is renewable annually. This transaction's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2000 followed by a seven-year amortization period. At June 30, 1999, the interest rate was a commercial paper based rate plus 1.6%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of June 30, 1999, $38.7 million was available under this facility.

      Approximately $6.5 million of the Company's debt is repayable during 1999. Such repayments consist of scheduled installments due under term loans.

     The Company believes that its current equity base, internally generated funds and existing and contemplated debt facilities are sufficient to fund the Company's anticipated operations into the third quarter of 1999, at which time additional capital will be required to fund projected growth. The Company is currently discussing additions to its debt and equity capital bases with its commercial and investment banks. If the Company is not able to access additional debt and equity capital, its ability to continue to grow its asset base consistent with historical trends will be impaired.

      As of June 30, 1999, the Company had eight engines, two aircraft and one spare parts package which had not been financed. Subsequent to June 30, 1999, the Company's revolving credit lenders agreed that six engines and the two aircraft could be used as collateral for borrowing purposes. The Company may seek financing for unfinanced equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. Certain of the Company's engines have been financed under floating rate facilities. Accordingly, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management Of Interest Rate Exposure" below.

     The Company has committed to purchase, during 1999, additional used aircraft and used and new engines for its operations. Certain deposits were made, in 1998, in connection with a portion of these commitments. As of June 30, 1999, the Company's current commitment to such purchases is not more than $11.7 million, which includes $1.4 million of deposits in other assets.


MANAGEMENT OF INTEREST RATE EXPOSURE

     At June 30, 1999, $237.8 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of June 30, 1999, the notional principal amount of the cap was $33.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $30.0 million, a weighted average remaining term of 26 months and a weighted average fixed rate of 5.48%. Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of June 30, 1999, such swap agreements had notional outstanding amounts totaling $50 million, a weighted average remaining term of 45 months and a weighted average fixed rate of 5.90%.

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

     The businesses in which the Company is engaged are capital intensive businesses. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company is not successful in obtaining sufficient capital, the Company's ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) add inventory to support its spare parts sales, (iii) fund its working capital needs, (iv) develop the business of PGTC LLC, and (v) finance possible future acquisitions, would be impaired. The Company's inability to obtain sufficient capital would have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

     The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines and spare parts,
(iii) financial difficulties experienced by airlines, (iv) interest rates,
(v) fuel costs, (vi) downturns in the air transportation industry, (vii) increased fare competition, (viii) decreases in growth of air traffic, (ix) unanticipated early lease termination or a default by a lessee, (x) the timing of engine acquisitions, (xi) engine marketing activities, and (xii) fluctuations in market prices for the Company's assets. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

    The Company's leases are generally structured at fixed rental rates for specified terms while much of the Company's borrowings are at floating rates. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company's business, financial condition and/or results of operations.

    During the six month period ended June 30, 1999, 77% of the Company's lease revenue was generated by leases to foreign customers, including 9% from Asian customers and 16% from South American customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

     The Company uses computer systems in many areas of its operations. In addition, various third parties that are important to the Company's business (including lessees, customers, vendors and financial institutions) use computer systems in their areas of operations. Should the Company or certain of such third parties not be "Year 2000 compliant," certain of the Company's operations could be disrupted for an indeterminate period of time, potentially having a material adverse impact on the Company's results, business, financial condition and/or results of operations. As is the case with most companies, the Year 2000 computer problem creates risks for the Company.

     The Company has assessed the Year 2000 computer problem as it affects the Company's computer systems and information technology. As a result of the Company's assessment, the Company does not expect any material interruption of internal operations arising from the Company's computer systems and information technology not being Year 2000 compliant. The mission critical systems of the Company identified during the assessment are all off the shelf software packages with unmodified source codes which have been certified by the manufacturer as Year 2000 compliant. All internal hardware and software remediation was completed during the second quarter and testing will be conducted during the third quarter. The Company is not aware of any significant Year 2000 issues with respect to the airworthiness of the Company's aircraft, aircraft engines or spare parts; however, should such issues result in Airworthiness Directives or other manufacturer recommended maintenance for leased assets, the implementation and the majority of the cost of such implementation would generally be the responsibility of the lessee. Any resulting costs to the Company cannot be estimated at this time.

     Significant uncertainties remain about the effect on the Company's operations of third parties that may not be Year 2000 compliant and with whom the Company does business (including lessees, customers, vendors and financial institutions). The Company is in the process of assessing Year 2000 issues relating to such third parties and certain of the Company's officers have oversight of these assessments. The Company has circulated to significant third parties with whom the Company does business a written request for their plans and progress in addressing the Year 2000 issue. As of June 30, 1999, approximately two-thirds of the third parties polled had responded. A majority of the respondents are currently Y2K compliant and the remaining respondents indicated compliance no later than fourth quarter 1999. The Company will develop contingency plans to address any material risk of non-compliance by non-respondents. The Company expects to complete this process by October 1999. The costs associated with assessing the Year 2000 issue, including developing and implementing the above plan, are expected to be nominal. Non-compliance on the part of a third party could result in lost revenue and an inability to make lease or other payments to the Company. Non-compliance by the third party's financial institution could also affect the ability to process payments.

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

     Providers of casualty and liability insurance to the aviation industry have indicated that they may exclude coverage for Year 2000 related risks and/or may require aviation equipment operators to answer, to the insurance provider's satisfaction, a questionnaire regarding the Year 2000 preparedness of aviation equipment operators, in order to provide coverage for Year 2000 risks. The inability of a lessee to obtain or maintain coverage for Year 2000 related losses and/or the Company's inability to obtain or maintain any contingent insurance for Year 2000 related risks would expose the Company to material risk of loss. The Company is in the process of informing its lessees of Year 2000 related insurance issues and is monitoring its lessees' ability to obtain insurance coverage for Year 2000 related risks.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.5 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $3.0 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

     The Company is also exposed to currency devaluation risk. During the six month period ended June 30, 1999, 77% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

PART II         OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 25, 1999 Annual Meeting of Shareholders of Willis Lease Finance Corporation, the following matters were voted upon:


         DESCRIPTION                                          VOTES
         -----------                                          -----
1.       Election of  Class I Directors

         William M. LeRoy                                     6,959,617     For
                                                                 14,800     Withheld

         Robert H. Rau                                        6,959,617     For
                                                                 14,800     Withheld


2.       Approval of ratification of two
         amendments to the Company's                          5,912,616     For
         1996 Stock Option/Stock                              1,044,881     Against
         Issuance Plan (the "1996 Plan").                        16,920     Abstain



3.       Approval of ratification of selection                6,971,797     For
         of KPMG LLP as independent                               1,600     Against
         public accountants for the                               1,020     Abstain
         Company for the fiscal year
         ended December 31, 1999

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

10.1*          Operating Agreement of PGTC LLC dated May 28, 1999

10.2*          Contribution and Assumption Agreement dated May 28, 1999

11.1           Statement regarding computation of per share earnings.

27.1           Financial Data Schedule.

-----------------------------------------
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999

                                           Willis Lease Finance Corporation


                                           By:     /s/   James D. McBride
                                                   ----------------------

                                                   James D. McBride
                                                   Chief Financial Officer