Form 10-Q
period 1999-09-30
WILLIS LEASE FINANCE CORP
filed 1999-11-15
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     TITLE OF EACH CLASS               OUTSTANDING AT OCTOBER 31, 1999
     -------------------               -------------------------------

Common Stock, $0.01 Par Value                     7,397,877

                      WILLIS LEASE FINANCE CORPORATION

                                   INDEX


PART I      FINANCIAL INFORMATION                                         PAGE NO.
                                                                          --------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
            As of September 30, 1999 and December 31, 1998                    3

            Consolidated Statements of Income                                 4
            Three and nine months ended September 30, 1999 and 1998

            Consolidated Statements of Shareholders' Equity                   5
            Year ended December 31, 1998 and
            nine months ended September 30, 1999

            Consolidated Statements of Cash Flows                             6
            Nine months ended September 30, 1999 and 1998

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of Financial Condition      11
            and Results of Operations

Item 2A.    Quantitative and Qualitative Disclosures About Market Risk       19

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 20

                                     WILLIS LEASE FINANCE CORPORATION
                                            AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1999               1998
                                                                           -------------      ------------
ASSETS
Cash and cash equivalents                                                       $14,692           $10,305
Restricted cash                                                                  15,420            13,738
Equipment held for operating lease, less accumulated depreciation
   of $18,603 at September 30, 1999 and $15,455 at December 31, 1998            336,279           274,618
Net investment in direct finance lease                                            8,946             9,249
Property, equipment and furnishings, less accumulated depreciation
  of $606 at September 30, 1999 and $509 at December 31, 1998                       797             2,480
Spare parts inventory                                                            23,247            35,858
Operating lease related receivables                                               3,304             2,492
Trade receivables, net                                                            2,155             5,310
Note receivable                                                                     852                 -
Investment in unconsolidated affiliate                                            5,265                 -
Other receivables                                                                   209               757
Other assets                                                                      5,126             5,198
                                                                           -------------      ------------
Total assets                                                                   $416,292          $360,005
                                                                           =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                            $3,468            $9,620
Salaries and commissions payable                                                    571               977
Deferred income taxes                                                            11,986            11,684
Deferred gain                                                                       137               157
Notes payable and accrued interest                                              300,513           245,581
Capital lease obligation                                                          2,531             2,652
Residual share payable                                                            3,253             2,618
Maintenance reserves                                                             17,616            13,273
Security deposits                                                                 5,435             4,561
Unearned lease revenue                                                            3,303             3,040
                                                                           -------------      ------------
Total liabilities                                                               348,813           294,163
                                                                           =============      ============


Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
    outstanding)                                                                      -                 -
Common stock, ($0.01 par value, 20,000,000 shares authorized;
    7,397,877 and 7,360,813 shares issued and outstanding
    as of  September 30, 1999 and December 31,1998, respectively)                    74                74
Paid-in capital in excess of par                                                 42,480            42,033
Retained earnings                                                                24,925            23,735
                                                                           -------------      ------------

Total shareholders' equity                                                       67,479            65,842
                                                                           -------------      ------------
Total liabilities and shareholders' equity                                     $416,292          $360,005
                                                                           =============      ============

See accompanying notes to the consolidated financial statements

                                     WILLIS LEASE FINANCE CORPORATION
                                             AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                               --------------------------   ---------------------------
                                                                  1999          1998             1999          1998
                                                               ------------  ------------    ------------  ------------
REVENUE
Lease revenue                                                      $12,779        $9,078         $34,426       $22,643
Gain on sale of leased equipment                                     2,202         3,640           9,462         9,179
Spare part sales                                                     6,065         7,230          21,254        16,829
Sale of equipment acquired for resale                                    -             -           9,775         4,093
Interest and other income                                              334           133             911           753
                                                               ------------  ------------    ------------  ------------
Total revenue                                                      $21,380       $20,081         $75,828       $53,497
                                                               ------------  ------------    ------------  ------------

EXPENSES
Interest expense                                                     6,048         4,215          16,054        10,417
Depreciation expense                                                 3,501         2,180           9,485         5,325
Residual share                                                         212           187             635           587
Cost of spare part sales                                            13,989         5,037          25,248        11,923
Cost of equipment acquired for resale                                    -             -           8,354         3,574
General and administrative                                           4,545         4,326          13,633        10,694
                                                               ------------  ------------    ------------  ------------
Total expenses                                                      28,295        15,945          73,409        42,520
                                                               ------------  ------------    ------------  ------------

Income/(loss) from operations                                      ($6,915)       $4,136          $2,419       $10,977

Income/(loss) from unconsolidated affiliate                           (395)            -            (435)            -

                                                               ------------  ------------   ------------- -------------
Income/(loss) before income taxes and extraordinary item            (7,310)        4,136           1,984        10,977
Income taxes                                                         2,926        (1,652)           (794)       (4,394)
                                                               ------------  ------------   ------------- -------------
Income/(loss) before extraordinary item                             (4,384)        2,484           1,190         6,583
Extraordinary item less applicable income taxes                          -             -               -          (200)
                                                               ------------  ------------   ------------- -------------
Net income/(loss)                                                  ($4,384)       $2,484          $1,190        $6,383
                                                               ============  ============   ============= =============

Basic earnings per common share:
Income/(loss) before extraordinary item                             ($0.59)        $0.34           $0.16         $0.91
Extraordinary item                                                       -             -               -         (0.03)
                                                               ------------  ------------    ------------  ------------
Net income/(loss)                                                   ($0.59)        $0.34           $0.16         $0.88
                                                               ============  ============    ============  ============

Diluted earnings per common share:
Income/(loss) before extraordinary item                             ($0.59)        $0.33           $0.16         $0.88
Extraordinary item                                                       -             -               -        ($0.03)
                                                               ------------  ------------    ------------  ------------
Net income/(loss)                                                   ($0.59)        $0.33           $0.16         $0.85
                                                               ============  ============    ============  ============

Average common shares outstanding                                    7,394         7,280           7,377         7,245
Diluted average common shares outstanding                            7,448         7,495           7,447         7,466

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                ISSUED AND
                                                OUTSTANDING                     PAID-IN                       TOTAL
                                                 SHARES OF         COMMON      CAPITAL IN      RETAINED    SHAREHOLDERS'
                                                COMMON STOCK       STOCK      EXCESS OF PAR    EARNINGS       EQUITY
                                                ------------       -----      -------------    --------       ------

Balance at December 31, 1997                           7,178       $40,117        $   -          $14,484        $54,601
Shares issued                                            183           587            737              -          1,324
Tax benefit from disqualified
    dispositions of qualified shares                       -             -            666              -            666
Conversion to par value stock                              -       (40,630)        40,630              -              -
Net income                                                 -             -              -          9,251          9,251
                                                   ----------    ----------     ----------     ----------     ----------
Balances at December 31, 1998 (audited)                7,361            74         42,033         23,735         65,842

Shares issued                                             37             -            339              -            339
Tax benefit from disqualified
   dispositions of qualified shares                        -             -            108              -            108
Net income                                                 -             -              -          1,190          1,190
                                                   ----------    ----------     ----------     ----------     ----------
Balances at September 30, 1999 (unaudited)             7,398           $74        $42,480        $24,925        $67,479
                                                   ==========    ==========     ==========     ==========     ==========

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------------

                                                                      1999                 1998
                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $1,190               $6,383
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation of equipment held for  lease                                  9,165                5,155
Depreciation of property, equipment and furnishings                          320                  170
(Loss)/gain on sale of property, equipment and furnishings                   (15)                  16
Gain on sale of leased equipment                                          (9,462)              (9,179)
Increase in residual share payable                                           635                  310
Loss from unconsolidated affiliate                                           435                    -
Changes in assets and liabilities:
       Restricted cash                                                    (1,682)               1,760
       Spare parts inventory                                              11,758              (18,817)
       Receivables                                                         2,557               (1,377)
       Other assets                                                       (2,313)              (2,300)
       Accounts payable and accrued expenses                              (5,400)               2,259
       Salaries and commission payable                                      (306)                (609)
       Deferred income taxes                                                 410                3,050
       Deferred gain                                                         (20)                 (20)
       Accrued interest                                                      621                 (173)
       Maintenance reserves                                                4,343               (5,658)
       Security deposits                                                     874                1,740
       Unearned lease revenue                                                263                1,191
                                                                 ----------------    -----------------
Net cash provided by (used in) operating activities                       13,373              (16,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                   45,730               28,676
Proceeds from sale of property, equipment and furnishings                      1                   16
Purchase of equipment held for operating lease                          (107,946)            (132,430)
Deposits made in connection with inventory purchases                           -               (3,375)
Purchase of property, equipment and furnishings                           (1,516)              (1,935)
Investment in unconsolidated affiliate                                       (87)                   -
Principal payments received on direct finance lease                          303                  431
                                                                 ----------------    -----------------
Net cash used in investing activities                                    (63,515)            (108,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                  113,781              157,685
Proceeds from issuance of common stock                                       339                1,057
Principal payments on notes payable                                      (59,470)             (44,084)
Principal payments on capital lease obligation                              (121)                (111)
                                                                 ----------------    -----------------
Net cash provided by financing activities                                 54,529              114,547
Increase/(decrease) in cash and cash equivalents                           4,387              (10,169)
Cash and cash equivalents at beginning of period                          10,305               13,095
                                                                 ----------------    -----------------
Cash and cash equivalents at end of period                               $14,692               $2,926
                                                                 ================    =================
Supplemental information:
Net cash paid for:         Interest                                      $15,251              $10,590
                                                                 ----------------    -----------------
                           Income Taxes                                     $674               $3,013
                                                                 ----------------    -----------------
Non-cash investing activity:
Transfer of assets to unconsolidated affiliate (net)                      $5,630            $       -
                                                                 ----------------    -----------------
Non-cash financing activity:
Installment loan related to sale of equipment held for
operating lease                                                             $852            $       -
                                                                 ----------------    -----------------

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 (unaudited), and December 31, 1998 (audited), and the unaudited results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations and cash flows for the periods ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

3.   SHAREHOLDERS' EQUITY

     Authorized capital shares of the Company include 5,000,000 shares of preferred stock and 20,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 1999 and December 31, 1998, 7,397,877 and 7,360,813 shares, respectively, of common stock were issued and outstanding. The rights and preferences of any preferred stock will be established by the Company's Board of Directors upon issuance.

     On September 14, 1999, the Company's Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $70.

     The Rights are not exercisable, or transferable apart from the Common Stock, until the earlier to occur of (i) ten business days following a public announcement that any person has become the beneficial owners of more than 15% of the outstanding Common Stock of the Company (such person being referred to as an "Acquiring Person" and such date being referred to as the "15% Ownership Date"), (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 15% or more of the outstanding Common Stock of the Company, or (iii) the first date, on or after the 15% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Stock is changed into or exchanged

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. In the event that any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise, Common Stock with a market value equal to two times the exercise price (initially $70.00). Furthermore, if the Company enters into a consolidation, merger, or other business combination, as defined, each Right would entitle the holder, upon exercise, to receive shares of common stock of the acquiring company having a market value of two times the exercise price (initially $70.00). The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain restrictions, for $.001 per Right, and expire on October 12, 2009.

     As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as Series A Preferred Stock. Series A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $0.25 per share or 100 times the per share dividend declared on the Company's Common Stock. The Series A Preferred Stock has a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the shares of Common Stock of the Company.

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan became effective in September 1996. Eligible employees may designate not more than 10% of their base salary to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 500 shares of common stock on any one purchase date, subject to additional Internal Revenue Code limitations. Each January 31 and July 31, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the nine month period ended September 30, 1999, the Company issued 6,864 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

     Under the 1996 Stock Option/Stock Issuance Plan, as amended and restated April 6, 1999, 1,025,000 shares of the Company's shares have been set aside to provide eligible persons with the opportunity to acquire a proprietary interest in the Company. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program, a Salary Investment Option Grant Program for certain officers and employees, a Director Fee Option Grant Program and an Automatic Option Grant Program for eligible nonemployee Board Members. During the nine month period ended September 30, 1999, 30,000 options were exercised. In connection with the exercise of a portion of these options, the Company recognized a tax benefit of approximately $108,000.

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

4.   FINANCING

     In May 1999, the Company increased its $80 million debt warehouse facility to $125 million. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the company to such finance subsidiary. The facility has an eight-year initial term with a revolving period to February 2000 followed by a seven-year amortization period. At September 30, 1999, the interest rate was a commercial paper based rate plus 1.6%. The facility is renewable annually.

     In March 1998, the Company repaid a loan that had residual sharing provisions. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

5.   COMMITMENTS

     The Company has three leases for its office and warehouse space. The annual or remaining lease rental commitments, as applicable, are $309,481, $21,000, and $67,990 and the leases expire on May 31, 2003, December 31, 1999 and July 31, 2000, respectively.

     The Company has committed to purchase during 1999, additional used aircraft and new and used engines for its operations. Certain deposits were made in connection with these commitments. The Company's current, remaining commitment to such purchases is not more than $7.3 million.

     In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. Under the terms of the agreement, the Company expects to contribute $0.8 million during 1999 and not more than $3 million to the joint venture over the next three years. As of the quarter ended September 30, 1999, less than $20,000 has been contributed.

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

     In July 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 6 above). During the five months ended May 31, 1999, while PGTC Inc. was a wholly-owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the five months ended May 31, 1999 and for the 1998 periods, the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because PGTC LLC is an unconsolidated affiliate accounted for using the equity method of accounting, PGTC LLC is not included in the operating segment analysis for the three and nine months ended September 30, 1999.

     The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

     The following tables present a summary of the operating segments (in thousands):



                                                 For the three months ended                For the three months ended
                                                      September 30, 1999                        September 30, 1998
                                           ----------------------------------------   ----------------------------------------
                                               Leasing and     Spare                      Leasing and     Spare
                                                 Related       Parts                        Related       Parts
                                                Operations     Sales         Total         Operations     Sales         Total
                                           ----------------------------------------   ----------------------------------------
Revenue
Lease revenue                                   $11,229       $1,550       $12,779          $8,581         $497        $9,078
Gain on sale of leased equipment                  2,202            -         2,202           3,640            -         3,640
Spare parts sales                                     -        6,065         6,065               -        7,230         7,230
Sale of equipment acquired for resale                 -            -             -               -            -             -
-Interest and other income                          252           82           334             125            8           133
                                           ----------------------------------------   ----------------------------------------
Total revenue                                    13,683        7,697        21,380          12,346        7,735        20,081
                                           ----------------------------------------   ----------------------------------------

Expenses
Interest expense                                  5,031          836         5,867           3,669          546         4,215
Depreciation expense                              2,696          986         3,682           1,992          188         2,180
Residual share                                      212            -           212             187            -           187
Cost of spare parts                                   -       13,989        13,989               -        5,037         5,037
Cost of equipment acquired for resale                 -            -             -               -            -             -
General and administrative                        3,499        1,046         4,545           2,781        1,545         4,326
                                           ----------------------------------------   ----------------------------------------
Total expenses                                   11,438       16,857        28,295           8,629        7,316        15,945

Income/(loss) from operations                    $2,245      ($9,160)      ($6,915)         $3,717         $419        $4,136
                                           ========================================   ========================================

Total assets as of September 30, 1999 and
   1998*                                       $367,671      $43,356      $411,027        $280,528      $40,921      $321,449
                                           ========================================   ========================================

-------------------------------------------------------------------------------
    *Total assets as of September 30, 1999 does not include investment in unconsolidated affiliate.

                                                   For the nine months ended                 For the nine months ended
                                                       September 30, 1999                        September 30, 1998
                                           ----------------------------------------   ----------------------------------------

                                                 Leasing       Spare                       Leasing        Spare
                                               and Related     Parts                     and Related      Parts
                                                Operations     Sales         Total        Operations      Sales         Total
                                           ----------------------------------------   ----------------------------------------
Revenue
Lease revenue                                   $31,854       $2,572       $34,426         $22,146         $497       $22,643
Gain on sale of leased equipment                  9,462            -         9,462           9,179            -         9,179
Spare parts sales                                     -       21,254        21,254               -       16,829        16,829
Sale of equipment acquired for resale             9,775            -         9,775           4,093            -         4,093
Interest and other income                           714          197           911             712           41           753
                                           ----------------------------------------   -----------------------------------------
Total revenue                                    51,805       24,023        75,828          36,130       17,367        53,497
                                           ----------------------------------------   -----------------------------------------

Expenses
Interest expense                                 13,588        2,285        15,873           9,380        1,037        10,417
Depreciation expense                              8,118        1,548         9,666           5,105          220         5,325
Residual share                                      635            -           635             587            -           587
Cost of spare parts                                   -       25,248        25,248               -       11,923        11,923
Cost of equipment acquired for resale             8,354            -         8,354           3,574            -         3,574
General and administrative                        8,935        4,698        13,633           7,346        3,348        10,694
                                           ----------------------------------------   ----------------------------------------
Total expenses                                   39,630       33,779        73,409          25,992       16,528        42,520

Income/(loss) from operations                   $12,175      ($9,756)       $2,419         $10,138         $839       $10,977
                                           ========================================   ========================================

Total assets as of September 30, 1999 and
  1998*                                        $367,671      $43,356      $411,027        $280,528      $40,921      $321,449
                                           ========================================   ========================================

-------------------------------------------------------------------------------
     *Total assets as of September 30, 1999 does not include investment in unconsolidated affiliate.

8.       INVENTORY WRITE DOWN

    In September 1999, the Company recognized an inventory write down due to a revaluation of inventory at Willis Aeronautical Services, Inc. (WASI), the Company's spare parts subsidiary. The write down, which totaled $7.4 million, was taken as an expense for the quarter ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through WASI, also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines. In July 1998, the Company formed PGTC Inc. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture, PGTC LLC. PGTC Inc. and its successor, PGTC LLC provide engine disassembly and maintenance, repair and overhaul services to the Company and third parties from the its San Diego location.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

     Revenue is summarized as follows:

                                                            Three Months Ended September 30,
                                                    ----------------------------------------------------

                                                              1999                       1998
                                                              ----                       ----
                                                       Amount          %          Amount          %
                                                    ----------------------------------------------------
                                                                   (dollars in thousands)

    Lease revenue...............................       $12,779         60%         $9,078        45%
    Gain on sale of leased equipment............         2,202         10           3,640        18
    Spare parts sales...........................         6,065         28           7,230        36
    Sale of equipment acquired for resale.......             -          -               -         -
    Interest and other income...................           334          2             133         1
                                                    ----------------------------------------------------

    Total.......................................       $21,380        100%        $20,081       100%
                                                    ----------------------------------------------------

     LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended September 30, 1999, increased 41% to $12.8 million from $9.1 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 1999 and 1998 was $345.2 million and $255.7 million, respectively, an increase of 35%.

     During the quarter ended September 30, 1999, 12 engines and one aircraft were added to the Company's lease portfolio at a total cost of $27.6 million. Five engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $7.1 million and were sold for a gain of $2.2 million.

     During the quarter ended September 30, 1998, the Company sold four engines from the lease portfolio. The engines had a net book value of $8.2 million and were sold for a gain of $3.6 million.

     SPARE PARTS SALES. During the quarter ended September 30, 1999, revenue from spare parts sales totaled $6.1 million of which $3.0 million was associated with the sale of whole engines. The level of revenue during the third quarter was 16% lower than the $7.2 million in the comparable period in 1998. Gross margin for the quarter were negative compared to positive 30% for the corresponding period in 1998. The decrease in gross margin was due to an inventory write down of $7.4 million, lower parts sales margins, scrappage of parts and other inventory write downs in the normal course of business. Of the $7.4 million write down, $6.1 million was related to 747-100 engine and airframe parts.

     INTEREST AND OTHER INCOME. Interest and other income for each of the quarters ended September 30, 1999 and 1998, were $0.3 million and $0.1 million, respectively. Interest is earned on cash, deposits held and notes receivable.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 39% to $5.9 million for the quarter ended September 30, 1999, from the comparable period in 1998, due to an increase in average debt outstanding. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. Residual sharing expense related to debt increased 13% to $212,000 for the quarter ended September 30, 1999 from $187,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of September 30, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

     DEPRECIATION EXPENSE. Depreciation expense increased 69% to $3.7 million for the quarter ended September 30, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 5% to $4.5 million for the quarter ended September 30, 1999, from the comparable period in 1998. This change reflects increased non-capitalizable engine related expenses as well as an increase in professional fees.

     INCOME TAXES. Income tax benefit for the quarter ended September 30, 1999, was $2.9 million compared to income tax expense of $1.7 million for the comparable period in 1998. This decrease reflects a decrease in the Company's pre-tax earnings. The effective tax rate for the quarters ended September 30, 1999 and 1998 were 40%.

     INCOME/(LOSS) FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the three months ended September 30, 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, were $395,000. The Company had no such activity during the comparable 1998 period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

     Revenue is summarized as follows:

                                                              Nine Months Ended September 30,
                                                    ----------------------------------------------------
                                                              1999                       1998
                                                              ----                       ----
                                                       Amount         %          Amount          %
                                                    ----------------------------------------------------
                                                                   (dollars in thousands)

    Lease revenue...............................       $34,426          45%        $22,643       42%
    Gain on sale of leased equipment............         9,462          12           9,179       17
    Spare parts sales...........................        21,254          28          16,829       32
    Sale of equipment acquired for resale.......         9,775          13           4,093        8
    Interest and other income...................           911           2             753        1
                                                    ----------------------------------------------------

    Total.......................................       $75,828         100%        $53,497      100%
                                                    ----------------------------------------------------

    LEASING RELATED ACTIVITIES. Lease related revenue for the nine months ended September 30, 1999, increased 52% to $34.4 million from $22.6 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 1999 and 1998 was $345.2 million and $255.7 million, respectively, an increase of 35%.

     During the nine months ended September 30, 1999, 42 engines and one aircraft were added to the Company's lease portfolio at a total cost of $104.7 million. Nineteen engines and three spare parts packages from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $34.5 million and were sold for a gain of $9.5 million.

     During the nine months ended September 30, 1998, eight engines and one spare parts package were sold or transferred to inventory for sale from the lease portfolio. The engines had a net book value of $19.1 million and were sold for a gain of $9.2 million.

     During the nine months ended September 30, 1999, the Company sold three engines acquired for resale for $9.8 million which resulted in a gain of $1.4 million.

     SPARE PARTS SALES. During the nine months ended September 30, 1999, revenue from spare parts sales totaled $21.3 million of which $3.0 million was associated with the sale of whole engines. The level of revenue during the nine months was 26% higher than the $16.8 million in the comparable period in 1998. Gross margin for the nine months ended September 30, 1999, were negative compared to positive 30% for the corresponding period in 1998. The decrease in gross margin was due to an inventory write down of $7.4 million, lower parts sales margins, scrappage of parts and other inventory write downs in the normal course of business. Of the $7.4 million write down, $6.1 million was related to 747-100 engine and airframe parts.

     INTEREST AND OTHER INCOME. Interest and other income for each of the nine months ended September 30, 1999 and 1998, were $0.9 million and $0.8 million, respectively. Interest is earned on cash, deposits held and notes receivable.

     INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 52% to $15.9 million for the nine months ended September 30, 1999, from the comparable period in 1998, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. Residual sharing expense increased 8% to $635,000 for the nine months ended September 30, 1999 from $587,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of September 30, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

     DEPRECIATION EXPENSE. Depreciation expense increased 82% to $9.7 million for the nine months ended September 30, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 27% to $13.6 million for the nine months ended September 30, 1999, from the comparable period in 1998. This change reflects increased expenses, in all business segments, associated with staff additions, increased non-capitalizable engine related expenses, as well as an increase in professional fees. Five months of expenses related to PGTC Inc. are included in the nine months ended September 30, 1999.

      INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the nine months ended September 30, 1999, decreased to $0.8 million from $4.4 million for the comparable period in 1998. This decrease reflects a decrease in the Company's pre-tax earnings. The effective tax rate for the nine months ended September 30, 1999 and 1998 were 40%.

     INCOME/(LOSS) FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the nine months ended September 30, 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, were $435,000. The Company had no such activity during the comparable 1998 period.

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

     SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $113.8 million and $157.7 million, in the nine month periods ended September 30, 1999 and 1998, respectively, was derived from this activity. In these same time periods $59.5 million and $44.1 million, respectively, was used to pay down related debt. Cash flow from operating activities generated approximately $13.4 million in the nine month period ended September 30, 1999 and cash flows from operating activities used $16.1 million in the nine month period ended September 30, 1998. The deficit cash flow from operations for the nine month period ended September 30, 1998 was primarily attributable to the acquisition of used aircraft for WASI's inventory.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $107.9 million and $132.4 million of funds were used for this purpose in the nine month periods ended September 30, 1999 and 1998, respectively.

     At September 30, 1999, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of September 30, 1999, $7.8 million was available under this facility, subject to the Company providing sufficient collateral. The facility has a two-year revolving period ending September 2000 followed by a four-year term-out period. The facility is renewable annually and the Company is in the process of discussing such renewal with its banks. On October 28, 1999, effective September 30, 1999, the Company wrote down the value of portions of the spare parts inventory which serves as collateral for the Company's revolving credit facility. Consistent with the terms of the revolving credit facility, the Company reduced the level of borrowing under the revolving credit facility in order to maintain the required relationship between collateral and loans outstanding. As a result of this repayment and other repayments unrelated to the inventory write-down, the Company had $14.9 million available under the revolving credit facility on October 31, 1999, subject to the Company providing sufficient collateral. The interest rate on this facility is currently a rate tied to LIBOR plus 2.0%.

     In May 1999, the Company increased its $80 million debt warehouse facility to $125 million. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. The facility is renewable annually. This transaction's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2000 followed by a seven-year amortization period. At September 30, 1999, the interest rate was a commercial paper based rate plus a spread of 1.6%. On October 15, 1999 the spread over the commercial paper based rate was increased to 1.8%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of September 30, 1999, $21.7 million was available under this facility.

     Approximately $4.9 million of the Company's debt is repayable during 1999. Such repayments consist of scheduled installments due under term loans.

     The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company's current level of operations. A decline in the level of internally generated funds or the availability under the Company's existing debt facilities would impair the Company's ability to sustain its current level of operations. The Company is currently discussing additions to its debt and equity capital bases with its commercial and investment banks. If the Company is not able to access additional debt and equity capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

      As of September 30, 1999, the Company had one spare parts package which had not been financed. The Company may seek financing for unfinanced equipment, although no assurance can be given that such financing will be available on favorable terms, if at all. Certain of the Company's engines have been financed under floating rate facilities. Accordingly, the Company is subject to interest rate risk, since the underlying lease revenue is fixed. See "Management Of Interest Rate Exposure" below.

     The Company has committed to purchase, during 1999, additional used aircraft and engines for its operations. Certain deposits were made, in 1998, in connection with a portion of these commitments. As of September 30, 1999, the Company's current commitment to such purchases is not more than $7.3 million, which includes $1.4 million of deposits in other assets.

MANAGEMENT OF INTEREST RATE EXPOSURE

     At September 30, 1999, $247.1 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

     In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of September 30, 1999, the notional principal amount of the cap was $30.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $45.0 million, a weighted average remaining term of 27 months and a weighted average fixed rate of 5.78%.

     Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of September 30, 1999, such swap agreements had notional outstanding amounts totaling $50 million, a weighted average remaining term of 42 months and a weighted average fixed rate of 5.90%.

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

     The businesses in which the Company is engaged are capital intensive businesses. Accordingly, the Company's ability to successfully execute its business strategy and to sustain and continue its operations is dependent, in large part, on the availability of third party debt and equity capital as well as internally generated capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company is not successful in obtaining or generating sufficient capital, the Company's ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) add inventory to support its spare parts sales, (iii) fund its working capital needs, (iv) develop the business of PGTC LLC, and (v) fund possible future acquisitions, investments and joint ventures would be impaired. The Company's inability to obtain sufficient capital would have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

     During the nine month period ended September 30, 1999, 75% of the Company's lease revenue was generated by leases to foreign customers, including 7% from Asian customers and 15% from South American customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

     The Company generates a portion of its revenue from sale of leased assets. The inability to execute transactions for gain on sale or a change in the accounting guidelines related to such sales could have a material impact on the Company's business, financial condition and/or results of operations.

     The Company has experienced significant growth in revenues. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management's attention from ongoing business operations, and (vi) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

     Before parts may be installed in an aircraft, they must meet certain standards of documented condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Parts must also be traceable to sources deemed acceptable by the FAA or such equivalent regulatory agencies. Such standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. In all such cases, to the extent the Company has such engine components in its inventory, their value may be reduced and the Company's business, financial condition and/or results of operations could be adversely affected

     The Company obtains a substantial portion of its inventories of aircraft, engines and engine parts from airlines, overhaul facilities and other suppliers. There is no organized market for aircraft, engines and engine parts, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft, engines and engine parts is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft, engines and engine parts of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

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

     The Company has assessed the Year 2000 computer problem as it affects the Company's computer systems and information technology. As a result of the Company's assessment, the Company does not expect any material interruption of internal operations arising from the Company's computer systems and information technology not being Year 2000 compliant. The mission critical systems of the Company identified during the assessment are all off the shelf software packages with unmodified source codes which have been certified by the manufacturer as Year 2000 compliant. All internal hardware and software remediation was completed during the second quarter. Testing was initiated during the third quarter and will be completed by November 15, 1999. The Company is not aware of any significant Year 2000 issues with respect to the airworthiness of the Company's aircraft, aircraft engines or spare parts; however, should such issues result in Airworthiness Directives or other manufacturer recommended maintenance for leased assets, the implementation and the majority of the cost of such implementation would generally be the responsibility of the lessee. Any resulting costs to the Company cannot be estimated at this time.

     Significant uncertainties remain about the effect on the Company's operations of third parties that may not be Year 2000 compliant and with whom the Company does business (including lessees, customers, vendors and financial institutions). The Company is nearing completion of the assessment of Year 2000 issues relating to such third parties and certain of the Company's officers have oversight of these assessments. The Company has circulated to significant third parties with whom the Company does business a written request for their plans and progress in addressing the Year 2000 issue. As of September 30, 1999, approximately 95% of the third parties polled had responded. A majority of the respondents are currently Y2K compliant and the remaining respondents indicated compliance no later than fourth quarter 1999. The Company will develop contingency plans to address any material risk of non-compliance by non-respondents. The Company expects to complete this process by November 1999. The costs associated with assessing the Year 2000 issue, including developing and implementing the above plan, are expected to be nominal. Non-compliance on the part of a third party could result in lost revenue and an inability to make lease or other payments to the Company. Non-compliance by the third party's financial institution could also affect the ability to process payments.

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

     Providers of casualty and liability insurance to the aviation industry have indicated that they may exclude coverage for Year 2000 related risks and/or may require aviation equipment operators to answer, to the insurance provider's satisfaction, a questionnaire regarding the Year 2000 preparedness of aviation equipment operators, in order to provide coverage for Year 2000 risks. The inability of a lessee to obtain or maintain coverage for Year 2000 related losses and/or the Company's inability to obtain or maintain any contingent insurance for Year 2000 related risks would expose the Company to material risk of loss. The Company has informed its lessees of Year 2000 related insurance issues and continues to monitor its lessees' ability to obtain insurance coverage for Year 2000 related risks.

ITEM 2A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.1 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.1 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

     The Company is also exposed to currency devaluation risk. During the nine month period ended September 30, 1999, 75% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

4.2 Rights Agreement dated September 24, 1999, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on October 4, 1999.

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

Date:   November 15, 1999

                        Willis Lease Finance Corporation


                        By:     /s/   JAMES D. MCBRIDE
                                ----------------------

                                James D. McBride
                                Chief Financial Officer