Form 10-K
period 1999-12-31
WILLIS LEASE FINANCE CORP
filed 2000-03-29
CIK 1018164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER:


                        WILLIS LEASE FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            68-0070656
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)

 2320 MARINSHIP WAY, SUITE 300, SAUSALITO, CA                    94965
 (Address of principal executive offices)                      (Zip Code)



        Registrant's telephone number, including area code (415) 331-5281


                               TITLE OF EACH CLASS
                               -------------------
                                  COMMON STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2000 was approximately $21,106,907 million (based on a closing sale price of $8.8125 per share as reported on the NASDAQ National Market).

    The number of shares of the registrant's Common Stock outstanding as of March 23, 2000 was 7,401,866.

    The Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

                        WILLIS LEASE FINANCE CORPORATION
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                              PART I
                                                                                 Page
                                                                                 ----
Item 1.    Business                                                                3
Item 2.    Properties                                                              7
Item 3.    Legal Proceedings                                                       8
Item 4.    Submission of Matters to a Vote of Security Holders                     8

                              PART II

Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters                                     9
Item 6.    Selected Financial Data                                                 9
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk             16
Item 8.    Financial Statements and Supplementary Data                            17
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                            17

                             PART III

Item 10.   Directors and Executives Officers of the Registrant                    17
Item 11.   Executive Compensation                                                 17
Item 12.   Security Ownership of Certain Beneficial Owners and Management         17
Item 13.   Certain Relationships and Related Transactions                         17

                              PART IV

Item 14.   Exhibits, Financial Schedules and Reports on Form 8-K                  18

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Willis Lease Finance Corporation and its subsidiaries (the "Company") is a provider of aviation services including: (i) leasing aftermarket commercial aircraft engines and other aircraft-related equipment, (ii) selling aftermarket aircraft engines and aircraft spare parts, and (iii) maintaining, repairing and overhauling engines. The Company provides these services to passenger airlines, air cargo carriers, aircraft maintenance, repair and overhaul ("MRO") facilities and to other distributors of aircraft spare parts worldwide. Aircraft operators require engines and parts beyond those installed in the aircraft that they operate. These "spare" aircraft engines and parts are required for various reasons including requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, and Federal Aviation Administration ("FAA") directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines and parts and services.

    The Company's core focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 1999, the Company had 55 lessees in 26 countries and the Company's lease portfolio consisted of 101 engines, eight aircraft and four spare parts packages with an aggregate net book value of $347.4 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

    In 1994, the Company began selling aircraft parts and components through its subsidiary Willis Aeronautical Services, Inc. ("WASI"). WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. Finally, WASI provides an alternate method for realizing the maximum value from an engine in our lease portfolio through dismantling the engine and selling the individual parts and components.

    In 1998, the Company began disassembling commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center, Incorporated ("PGTC Inc."). PGTC Inc. received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines. PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center, LLC ("PGTC LLC"). PGTC Inc. and its successor, PGTC LLC provide engine disassembly and maintenance, repair and overhaul services to the Company and third parties. PGTC Inc. purchased and its successor, PGTC LLC has and will purchase parts from WASI for use during the maintenance, repair, and overhaul of engines.

    The Company is a Delaware corporation. Its executive offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company transacts business directly and through its subsidiaries unless otherwise indicated.

AIRCRAFT EQUIPMENT LEASING

     LEASES. The vast majority of the Company's current leases to air carriers, manufacturers and overhaul/repair facilities are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks associated with the residual value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

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

    The Company attempts to mitigate risk where possible. For example, the Company typically makes an independent analysis of the credit risk associated with each lessee before entering into a lease transaction. The Company's credit analysis generally consists of evaluating the prospective lessee's financial standing utilizing financial statements and trade and/or banking references. In certain circumstances, where the Company or its lenders believe necessary, the Company may require its lessees to obtain a partial letter of credit or a guarantee from a bank or a third party. The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine the Company's ability to repossess its equipment should the need arise.

    The Company often collects maintenance reserves and security deposits from engine and aircraft lessees and security deposits from aircraft parts lessees. Generally, the Company collects, in advance, a security deposit equal to at least one month's lease payment, together with one month's estimated maintenance reserve. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance are required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Parts leases generally require that the parts be returned in the condition the parts were in at lease inception.

    During the lease period, the Company's leases require that the leased equipment undergo maintenance and inspection at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when equipment comes off-lease, it undergoes inspection to verify compliance with lease return conditions.

    As a result of these guidelines, the Company has not experienced any material losses attributable to credit or collection problems. However, the Company cannot assure that it will not experience collection problems or significant losses in the future. In addition, while the Company cannot assure that its maintenance and inspection requirements will result in a realized return upon termination of a lease, the Company believes that its attention to its lessees and its emphasis on maintenance and inspection contributes to residual values and generally helps the Company to recover its investment in its leased equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

     Upon termination of a lease, the Company will re-lease or sell the aircraft equipment or will dismantle or have equipment dismantled and will sell the parts. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply and cost of aircraft equipment and technological developments. In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its ability to service debt may be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

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

    The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International ("CFM"), General Electric Pratt & Whitney ("PW"), Rolls Royce and International Aero Engines. As of December 31, 1999, all but eighteen of the engines in the Company's lease portfolio were Stage III or Stage II engines that have been fitted with "hush-kits" and were generally suitable for use on one or more commonly used aircraft. The Company's parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft. The Company's investments in aircraft have primarily involved the purchase of de Havilland DHC-8 commuter aircraft which are Stage III compliant. The Company may make further investments in aircraft for lease in the future.

    As of December 31, 1999, the Company had 101 aircraft engines and related equipment, four spare parts packages and eight aircraft with an aggregate original cost of $370.5 million in its lease portfolio. As of December 31, 1998, the Company had 74 aircraft engines and related equipment, seven spare parts packages and five aircraft with an aggregate original cost of $300.2 million in its lease portfolio.

    As of December 31, 1999, minimum future rentals under the noncancelable leases of these aircraft assets was as follows:

              Year                                                (in thousands)
              ----
              2000................................................   $38,857
              2001................................................    26,558
              2002................................................    22,082
              2003................................................    14,420
              2004................................................     8,979
              Thereafter..........................................     6,615
                                                                     --------
                                                                     $117,511
                                                                     ========


    LESSEES. As of December 31, 1999, the Company had 55 lessees of commercial aircraft engines and other aircraft-related equipment in 26 countries.

     The following table displays the regional profile of the Company's lease customer base by revenue for the years ended December 31, 1999 and December 31, 1998. No single country other than the United States accounted for more than 13% and 12% of the Company's lease revenue for the years ended December 31, 1999 and December 31, 1998, respectively.

                                              YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 1998
                                              ----------------------------                ----------------------------
(dollars in thousands)                            LEASE                                      LEASE
                                                 REVENUE          PERCENTAGE                REVENUE          PERCENTAGE
                                                 -------          ----------                -------          ----------
United States                                    $12,547              26%                  $10,540              33%
Europe                                            13,557              28                     6,704              20
Mexico                                             6,118              13                     3,780              11
Canada                                             3,329               7                     2,071               6
Australia/New Zealand                                551               1                       926               3
Asia                                               4,147               9                     2,710               8
South America                                      6,910              14                     5,399              16
Middle East                                        1,008               2                       917               3
                                         ---------------------------------------     ---------------------------------------
Total                                            $48,167             100%                  $33,047             100%
                                         =======================================     =======================================

 SPARE PARTS SALES

    In 1994, the Company began selling aircraft parts and components to airlines, air cargo carriers, MRO facilities and other aircraft parts distributors through WASI. WASI purchases and resells aftermarket engine parts, engines, modules, airframes and rotable components. WASI purchases individual engine parts from airlines and others in the aftermarket or acquires whole engines and aircraft. WASI has contracted with PGTC Inc. and currently contracts with PGTC LLC as well as third parties to have the engines dismantled and with third parties to have the aircraft dismantled into their component parts for resale. Some of the parts are overhauled for WASI by FAA-authorized repair agencies and then offered for sale to airlines, maintenance and repair facilities, and distributors. To date, WASI has targeted primarily General Electric CF6-50, Pratt & Whitney JT8D, JT9D and PW4000 aircraft engines and components. These engines are amongst the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft, including the Boeing 727, 737, 747, 757 and 767, the McDonnell Douglas MD-80 series and the Airbus A300, A310, A320, A330 and A340 aircraft. WASI has begun to expand into engine components for the CFM-56, a high thrust engine used on the popular Boeing 737.

    The Company believes that the operations of WASI complement the Company's leasing and maintenance, repair, and overhaul businesses. WASI's operations have afforded the Company additional contacts and opportunities in the aircraft engine market. WASI was and is a major supplier of parts to PGTC Inc. and PGTC LLC, respectively. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. In addition, WASI provides an alternate method for realizing the maximum value from an engine in the lease portfolio through dismantling the engine and selling the individual parts and components.

ENGINE REPAIR, DISASSEMBLY, AND RELATED ACTIVITIES

    In 1998, the Company began disassembling large commercial jet engines and providing parts cleaning, testing and classification services through PGTC Inc. PGTC Inc. was formed initially to provide such disassembly services to WASI. In November 1998, PGTC Inc. received its FAR 145 Repair Station Air Agency Certification from the FAA. The FAA certification allows PGTC Inc. and its successor PGTC LLC to perform maintenance, repair and overhaul services for the Pratt & Whitney JT8D and JT9D engines as well as clean, perform non-destructive testing of and classify, as to condition, certain Pratt & Whitney engine parts. PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification.

    In May 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation ("Chromalloy"), to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC. The Company contributed the operations and assets of its wholly owned subsidiary PGTC Inc. and Chromalloy contributed working capital to the joint venture. Both the Company and Chromalloy have a 50% interest in the joint venture.

    PGTC Inc. and its successor PGTC LLC have and will provide services to WASI and to third party customers. PGTC Inc. and PGTC LLC have and will purchase parts from WASI since spare parts are used extensively during the maintenance, repair and overhaul of engines. PGTC Inc. and PGTC LLC's services have and will continue to allow the Company to reduce the cost and improve the timeliness of engine disassemblies, component overhaul services and parts classification.

EQUIPMENT ACQUIRED FOR RESALE

     The Company engages in the selective purchase and resale of commercial aircraft engines and engine components in the aftermarket to complement its engine and parts leasing business. The Company may purchase engines and components without having a commitment for their sale. The Company assesses the supply and demand of target engines and components through its sales force and relies, to a lesser extent, on referrals and advertising in industry publications. The Company also subscribes to a data package that provides it with access to lists composed of operators and their specific engine inventories and engines on order.

FINANCING/SOURCE OF FUNDS

     The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 100% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under many of the Company's term loans, the lender is entitled to receive most of the lease payments associated with the financed equipment to apply to debt service. Under the Company's warehouse facilities, the lender is paid interest plus principal as a function of the book value of assets pledged as collateral under the facilities. Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the financial condition of the underlying lessees, the terms of the lease and percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the "equity" portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

    The markets for the Company's products and services are very competitive, and the Company faces competition from a number of sources. These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts redistributors. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger inventories, a broader range of material, complementary lines of business and greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results."

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

    While the Company's leasing and reselling business is not regulated, the aircraft, engines and engine parts that the Company leases and sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure marketability.

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

    Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section
36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 1999, all but eighteen of the engines in the Company's lease portfolio were Stage III engines. The eighteen engines that do not meet Stage III noise level requirements (Stage II engines) are on-lease or available for lease to customers located in countries which have not adopted Stage III noise regulations such as Mexico and the countries of South America. Additionally, Stage II engines may be "hush-kitted" so as to meet Stage III noise regulations.

    The Company believes that the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight has and will continue to originate from the quality assurance departments of airline operators. The Company has been able to meet all such requirements to date, and believes that it will be able meet any additional requirements that may be imposed. The Company cannot assure, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on the Company.

EMPLOYEES

     As of December 31, 1999, the Company had 59 full-time employees and four part-time employees (excluding consultants), including 36 employees in equipment acquisition, leasing, sales and administration and 27 employees in airframe and engine component sales and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,300 square feet of office space and expires on May 31, 2003. Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location. The Company also leases approximately 43,000 square feet of office and warehouse space for WLFC's and WASI's operations at San Diego, California. This lease expires on March 31, 2000 and may be extended on a month-to-month basis. The Company plans to move the San Diego operation to a new facility within the San Diego area during 2000. In addition, the Company leases approximately 10,730 square feet of warehouse and office space at 1769 West University Drive, Suite 177, Tempe, Arizona 85821, which is used for parts storage and distribution. This lease expires on July 31, 2000 and it is expected that the Company will not renew this lease. See Note 8 to the audited consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The following information relates to the Company's Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of, March 23, 2000 there were approximately 1,265 stockholders of record of the Company's Common Stock.

    The high and low sales price of the Common Stock for each quarter of 1999 and 1998, as reported by NASDAQ, are set forth below:

                                           1999                      1998
                                           ----                      ----
                                    HIGH         LOW           HIGH          LOW
First Quarter                      $19.25      $14.87         $22.62       $16.25
Second Quarter                      18.25       14.50          24.37        19.25
Third Quarter                       17.37       13.19          25.25        13.75
Fourth Quarter                       7.31        3.81          19.50        14.62

    During the years ended December 31, 1999, 1998 and 1997 the Company did not pay cash dividends to Company stockholders.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
     (dollars in thousands)                              1999          1998          1997           1996         1995
                                                         ----          ----          ----           ----         ----
REVENUE:
     Lease revenue                                      $48,167       $33,047       $19,456        $13,740      $13,771
     Gain (loss) on sale of leased equipment             11,371        13,413         4,165              2         (483)
     Spare parts sales                                   25,436        24,088        14,110          5,843        3,859
     Sale of equipment acquired for resale                9,775         4,093        12,748         12,105        5,472
     Interest and other income                            1,182         1,439           728            618          119

     Total Revenue                                      $95,931       $76,080       $51,207        $32,308      $22,738

EXPENSES:
     Cost of spare parts sales                          $28,317       $17,298        $9,469         $3,308       $2,546
     Cost of equipment acquired for resale                8,354         3,574        10,678         10,789        2,742
     All other expenses                                  54,309        39,447        22,245         13,351       14,168
     Gain on modification of credit facility                  -             -             -              -       (2,203)
     Loss from unconsolidated affiliate                     622             -             -              -            -
                                                       -----------------------------------------------------------------
     Income before income taxes, minority interest
     and extra ordinary item                             $4,329       $15,761        $8,815         $4,860       $5,485
     Net income                                          $3,283        $9,251        $7,338         $2,804       $3,216

BALANCE SHEET DATA:
     Total assets                                      $412,315      $360,005      $198,430       $124,933      $91,437
     Debt (includes capital lease obligation)           293,807       248,233       104,235         76,146       69,911
     Shareholders' equity                                69,538        65,842        54,601         23,202        4,812

LEASE PORTFOLIO:
     Engines at the end of the period                       101            74            44             32           31
     Spare parts packages at the end of the period            4             7             7              2            -
     Aircraft at the end of the period                        8             5             3              -            -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     GENERAL. The Company's core focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 1999, the Company had 55 lessees in 26 countries and its lease portfolio consisted of 101 engines, eight commuter aircraft and four spare parts packages with an aggregate net book value of $347.4 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

     In 1994, the Company began selling aircraft parts and components through WASI. WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. Finally, WASI provides an alternate method for realizing the maximum value from an engine in the lease portfolio through dismantling the engine and selling the individual parts and components.

    In 1998, the Company began disassembling commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center, Incorporated ("PGTC Inc."). PGTC Inc. received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines. PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture, Pacific Gas Turbine Center, LLC ("PGTC LLC"). PGTC Inc. provided and its successor, PGTC LLC provides engine disassembly and maintenance, repair and overhaul services to the Company and third parties. PGTC Inc. purchased and its successor, PGTC LLC purchases parts from WASI for use during the maintenance, repair, and overhaul of engines.

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

    The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-17 years to a 15%-17% residual value. For assets that are leased with an intent to disassemble upon lease termination, the Company depreciates the assets over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.

    At the commencement of a lease, the Company often collects security deposits (normally equal to at least one month's lease payment) and maintenance reserves (normally equal to one month's estimated maintenance expenses) from the lessee. The security deposit is returned to the lessee after all lease conditions have been met. Maintenance reserves are accumulated in accounts maintained by the Company or the Company's lenders and are used when normal repair associated with engine use or maintenance is required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.

    For equipment sold out of the Company's lease portfolio, the Company recognizes the gain associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenue is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                            1999                           1998
                                               ----------------------------------------------------------
                                                   AMOUNT              %            AMOUNT          %
                                                  --------            ---          --------        ---
                                                                (DOLLARS IN THOUSANDS)
      Lease revenue                                  $48,167         50.2%          $33,047        43.4%
      Gain on sale of leased equipment                11,371         11.9            13,413        17.6
      Spare parts sales                               25,436         26.5            24,088        31.7
      Sale of equipment acquired for resale            9,775         10.2             4,093         5.4
      Interest and other income                        1,182          1.2             1,439         1.9
                                               ----------------------------------------------------------
      Total                                          $95,931        100.0%          $76,080       100.0%
                                               ==========================================================

    LEASING RELATED ACTIVITIES. Lease related revenue for the year ended December 31, 1999, increased 46% to $48.2 million from $33.0 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 1999 and 1998 was $347.4 million and $283.9 million, respectively, an increase of 22%.

    During the year ended December 31, 1999, 51 engines and three aircraft were added to the Company's lease portfolio at a total cost of $115.2 million. Twenty-four engines and three spare parts packages from the lease portfolio were sold or transferred to WASI for sale as parts. The engines sold had a total net book value of $39.2 million and were sold for a gain of $11.4 million.

    During the year ended December 31, 1998, ten engines, one spare parts package and one aircraft from the lease portfolio were sold or transferred to WASI for sale as parts. These engines and the aircraft had a total net book value of $27.1 million and were sold for a gain of $13.4 million.

    During the year ended December 31, 1999, the Company sold three engines acquired for resale for $9.8 million which resulted in a gain of $1.4 million, compared to the year ended December 31, 1998, during which the Company sold one engine acquired for resale for $4.1 million resulting in a gain of $0.5 million.

    SPARE PARTS SALES. Revenues from spare parts sales for the year ended December 31, 1999 increased 6% to $25.4 million from $24.1 million for the comparable period in 1998. The gross margin for the year ended December 31, 1999 was negative 11% compared to positive 28% for the corresponding period in 1998. The decrease in gross margin was primarily due to a third quarter 1999 inventory write-down expense of $7.4 million, lower parts sales margins, scrappage of parts and other inventory write-downs in the normal course of business.

    INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1999, decreased to $1.2 million from $1.4 million for the year ended December 31, 1998. The decrease was primarily due to ancillary fees generated in connection with a lease arrangement during the year ended December 31, 1998. The Company had no such fee activity during the comparable 1999 period.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 47% to $22.4 million for the year ended December 31, 1999, from the comparable period in 1998, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense increased 5% to $847,000 for the year ended December 31, 1999 from $803,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of December 31, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

    DEPRECIATION EXPENSE. Depreciation expense increased 65% to $13.6 million for the year ended December 31, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 15% to $17.5 million for the year ended December 31, 1999, from the comparable period in 1998. This change reflects increased expenses, in all business segments, associated with staff additions, increased non-capitalizable engine maintenance related expenses, as well as an increase in professional fees. Five months of expenses related to PGTC Inc. are included in the year ended December 31, 1999.

    INCOME TAXES. Income taxes, exclusive of tax on extraordinary items, for the year ended December 31, 1999, decreased to $1.0 million from $6.3 million for the comparable period in 1998. This decrease reflects a decrease in the Company's pre-tax earnings and effective tax rate for the year ended December 31, 1999. The decrease in the effective tax rate was related to state taxes. The Company's tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

    LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. For the year ended December 31, 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, was $622,000. The Company had no such activity during the comparable 1998 period.

    In accordance with APB18, "The Equity Method for Investments in Common Stock", an amount representing the difference between the book value of the Company's investment in its unconsolidated affiliate and the amount of underlying equity in net assets of PGTC LLC is being accreted into income over the estimated life of the asset. For the year ended December 31, 1999, the Company recorded $172,000 in income from unconsolidated affiliate related to this asset.

     EXTRAORDINARY ITEM. In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenue is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                            1998                            1997
                                               -----------------------------------------------------------
                                                    AMOUNT             %            AMOUNT           %
                                                   --------           ---          --------         ---
                                                                 (DOLLARS IN THOUSANDS)
      Lease revenue                                  $33,047           43.4%        $19,456          38.0%
      Gain on sale of leased equipment                13,413           17.6           4,165           8.1
      Spare parts sales                               24,088           31.7          14,110          27.6
      Sale of equipment acquired for resale            4,093            5.4          12,748          24.9
      Interest and other income                        1,439            1.9             728           1.4
                                               -----------------------------------------------------------
      Total                                          $76,080          100.0%        $51,207         100.0%
                                               ===========================================================

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

    During the year ended December 31, 1998, 40 engines, three aircraft, and one spare parts package were added to the Company's lease portfolio at a total cost of $171.1 million. Ten engines, one spare parts package and one aircraft from the lease portfolio were sold or transferred to WASI for sale as parts. The engines and the aircraft had a total net book value of $27.1 million and were sold for a gain of $13.4 million.

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

    SPARE PARTS SALES. Revenues from spare parts sales increased 71% to $24.1 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The gross margin, decreased to 28% in 1998, from 33% in the corresponding period in 1997. This decrease was due to increased provisions for write-downs of inventory, the Company's decision to sell, shortly after their acquisition, certain of the engines acquired under its agreement with United Airlines, thus avoiding carrying costs and a change in the mix of engine type parts sold.

    INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31, 1998, increased to $1.4 million from $0.7 million for the year ended December 31, 1997. This is a result of interest earned on cash and deposits held.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 95% to $15.2 million for the year ended December 31, 1998, from the comparable period in 1997, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets and to a lesser extent an increase in spare parts inventories. The Company accrues for residual sharing obligations using net book value as a proxy for residual proceeds. Residual sharing expense decreased 10% to $803,328 for the year ended December 31, 1998 from $892,861 for the comparable period in 1997. The decline was due to the repayment, in March 1998, of one of the Company's loans which had residual sharing provisions. Residual sharing arrangements apply to three of the Company's engines as of December 31, 1998.

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

    SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of December 31, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $118.2 million, $194.7 million and $165.6 million, in the years ended December 31, 1999, 1998 and 1997, respectively, was derived from this activity. In these same time periods $73.0 million, $51.4 million and $137.2 million, respectively, was used to pay down related debt or capital lease obligations. In December 1997, net proceeds from a follow-on common stock offering were approximately $23.8 million. Cash flow from operating activities used approximately $18.9 million in the year ended December 31, 1998 and cash flows from operating activities generated $22.0 million and $6.5 million in the years ended December 31, 1999 and 1997, respectively. The deficit cash flow from operations in 1998 was primarily attributable to the acquisition of used aircraft assets for WASI's inventory and deposits made in connection with future, committed inventory purchases. Such deposits are carried as other assets on the Company's consolidated balance sheet.

    The Company's primary use of funds is for the purchase of equipment for lease. Approximately $119.8 million, $171.1 million and $68.1 million of funds were used for this purpose in the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of December 31, 1999, $14.9 million was available under this facility, subject to the Company providing sufficient collateral. On October 28, 1999, effective September 30, 1999, the Company wrote down the value of portions of the spare parts inventory which serves as collateral for the Company's revolving credit facility. Consistent with the terms of the revolving credit facility, the Company reduced the level of borrowing under the revolving credit facility in order to maintain the required relationship between collateral and loans outstanding. The facility has a revolving period ending September 2000 followed by a four-year term-out period. The facility is renewable and the Company expects to begin discussing such renewal with its banks in mid-2000. The interest rate on this facility is currently
LIBOR plus 2.0%.

    In May 1999, the Company increased its $80 million debt warehouse facility to $125 million. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. The facility is renewable annually. This transaction's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2001 followed by a seven-year amortization period. At December 31, 1999, the interest rate was a commercial paper based rate plus a spread of 1.8%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of December 31, 1999, $18.1 million was available under this facility.

    Approximately $17.0 million of the Company's debt is repayable during 2000. Such repayments consist of scheduled installments due under term loans.

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

    The Company has committed to purchase, during 2000, additional used aircraft and used engines for its operations. In 1998, certain deposits were made in connection with these commitments. As of December 31, 1999, the Company's current commitment to such purchases is not more than $6.4 million, which includes $1.0 million of deposits in other assets.

MANAGEMENT OF INTEREST RATE EXPOSURE

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.7%. As of December 31, 1999, the notional principal amount of the cap was $29.3 million, which will decline to $26.0 million at the end of its term, October 2000. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $60.0 million, a weighted average remaining term of 24 months and a weighted average fixed rate of 5.9%. Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of December 31, 1999, such swap agreements had notional outstanding amounts totaling $65 million, a weighted average remaining term of 38 months and a weighted average fixed rate of 6.0%.

    The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The

Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company's report on Form 10-K for the year ended December 31, 1998. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

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

    In 1999, 74% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

    To date, the Company has not experienced any material Year 2000 issues with its purchased software. In addition, to date, the Company has not been impacted by any Year 2000 problems that may have impacted various third parties that are important to the Company's business, including lessees, customers, vendors and financial institutions. The amount the Company has spent related to Year 2000 issues has not been material. The Company continues to monitor its computer systems for any potential Year 2000 issues.

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

    The Company is also exposed to currency devaluation risk. During 1999, 74% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements
         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 21.

(a) (2)  Financial Statement Schedules
         Schedule II Valuation Accounts
         All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

(a) (3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 49.

                                    EXHIBITS

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
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

  4.2           Rights Agreement dated September 30, 1999, by and between the
                Company and American Stock Transfer Company, as Rights Agent incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on October 4, 1999.

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

 10.3           Settlement Agreement and General Release of Claims dated
                October 29, 1999 between the Company and Edwin F. Dibble.

 10.4 Employment Agreement between the Company and Donald Nunemaker dated July 16, 1997. Incorporated by reference to Exhibit
                10.10 to the Company's Report on Form 10-K for the year ended
                December 31, 1997.

 10.5 Employment Agreement between the Company and James D. McBride dated September 9, 1997. Incorporated by reference to Exhibit
                10.4 to the Company's Report on Form 10-K for the year ended
                December 31, 1998.

 10.6 Employment Agreement between the Company and David J. Hopkins dated August 16, 1999.

 10.7*          Indenture dated as of September 1, 1997, between WLFC Funding
                Corporation and The Bank of New York, as Indenture Trustee.
                Incorporated by reference to Exhibit 10.16 to the Company's
                Report on Form 10-K for the year ended December 31, 1997.

 10.8           Note Purchase Agreement (Series 1997-1 Notes) dated February
                11, 1999. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 1999.


 10.9*          Amended and Restated Series 1997-1 Supplement dated February
                11, 1999. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1999.

 10.10* Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union
                Capital Markets Corp. and The Bank of New York. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form
                10-K for the year ended December 31, 1997.

 10.11*         Aircraft Purchase and Sale Agreement dated as of March 24,
                1998 between the Company and United Air Lines, Inc.
                Incorporated by reference to Exhibit 10.1 to the Company's
                Report on Form 10-Q for the quarter ended March 31, 1998.

 10.12*         Amended and Restated Credit Agreement dated September  30,
                1998. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September
                30, 1998.

 10.13 The Company's 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 6, 1999.

 10.14*         Operating Agreement of PGTC LLC dated May 28, 1999 among the
                Company, Chromalloy Gas Turbine Corporation and Pacific Gas
                Turbine Center, Incorporated.  Incorporated by reference to
                Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

 10.15* Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form
                10-Q for the quarter ended June 30, 1999.

 11.1           Statement regarding computation of per share earnings.

 21.1           Subsidiaries of the Company

 23.1           Consent and Report on Schedule II of KPMG LLP, Independent
                Accountants

 27.1           Financial Data Schedule.

* Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)  Reports on Form 8-K

    The Company filed one report on Form 8-K during the fourth quarter of 1999. This report was filed on October 4, 1999 and reported the fact that the Company entered into a Rights Agreement with American Stock Transfer and Trust Company in connection with the adoption by the Company of a Stockholder Rights Plan. No financial statements were included in the Report on Form 8-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000

                                   Willis Lease Finance Corporation


                                   By:  /S/   CHARLES F. WILLIS, IV
                                        --------------------------------------
                                        Charles F. Willis, IV
                                        Chairman of the Board, President, and
                                        Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         DATE                               TITLE                                       SIGNATURE
         ----                               -----                                       ---------

Date:  March 29, 2000             Chief Executive Officer and Director        /S/   CHARLES F. WILLIS, IV
                                  (Principal Executive Officer)               ---------------------------
                                                                              Charles F. Willis, IV


Date:  March 29, 2000             Chief Financial Officer                     /S/   JAMES D. McBRIDE
                                  (Principal Financial and                    ----------------------
                                  Accounting Officer)                         James D. McBride


Date:  March 29, 2000             Director                                    /S/   WILLIAM M. LEROY
                                                                              ----------------------
                                                                              William M. LeRoy


Date:  March 29, 2000             Director                                    /S/   DONALD E. MOFFITT
                                                                              -----------------------
                                                                              Donald E. Moffitt


Date:  March 29, 2000             Director                                    /S/   ROBERT H. RAU
                                                                              -------------------
                                                                              Robert H. Rau


Date:  March 29, 2000             Director                                    /S/   WILLARD H. SMITH, JR.
                                                                              ---------------------------
                                                                              Willard H. Smith, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                       Page 22

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.              Page 23

Consolidated Statements of Income for the years ended December 31, 1999,
    December 31, 1998 and December 31, 1997.                                            Page 24

Consolidated Statements of Shareholders' Equity for the years ended December 31,
   1999, December 31, 1998 and December 31, 1997.                                       Page 25

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
   December 31, 1998 and December 31, 1997.                                             Page 26

Notes to Consolidated Financial Statements.                                             Page 27

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




SAN FRANCISCO, CALIFORNIA
FEBRUARY 17, 2000

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,         DECEMBER 31,
                                                                                  1999                  1998
                                                                           ------------------    -----------------
ASSETS
Cash and cash equivalents                                                           $9,476              $10,305
Restricted cash                                                                     15,992               13,738
Equipment held for operating lease, less accumulated depreciation
   of $21,592 at December 31, 1999 and $15,455 at December 31, 1998                338,788              274,618
Net investment in direct finance lease                                               8,666                9,249
Property, equipment and furnishings, less accumulated depreciation
  of $674 at December 31, 1999 and $577 at December 31, 1998                           933                2,480
Spare parts inventory                                                               22,237               35,858
Operating lease related receivable                                                   3,236                2,492
Trade receivables, net                                                               1,904                5,310
Note receivable                                                                        650                    -
Investment in unconsolidated affiliates                                              5,082                    -
Other receivables                                                                        8                  757
Other assets                                                                         5,343                5,198
                                                                            ------------------    -----------------
Total assets                                                                      $412,315             $360,005
                                                                            ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                               $4,139               $9,620
Salaries and commissions payable                                                       359                  977
Deferred income taxes                                                               12,815               11,684
Deferred gain                                                                          338                  157
Notes payable and accrued interest                                                 291,318              245,581
Capital lease obligation                                                             2,489                2,652
Residual share payable                                                               3,465                2,618
Maintenance reserves                                                                18,555               13,273
Security deposits                                                                    5,522                4,561
Unearned lease revenue                                                               3,777                3,040
                                                                            ------------------    -----------------
Total liabilities                                                                  342,777              294,163
                                                                            ------------------    -----------------



Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
    outstanding)                                                                         -                    -
Common stock, ($0.01 par value,  20,000,000 shares authorized;
    7,397,877 and 7,360,813 shares issued and outstanding
    as of  December 31, 1999 and December 31, 1998, respectively)                       74                   74
Paid-in capital in excess of par                                                    42,446               42,033
Retained earnings                                                                   27,018               23,735
                                                                            ------------------    -----------------

Total shareholders' equity                                                          69,538               65,842
                                                                            ------------------    -----------------
Total liabilities and shareholders' equity                                        $412,315             $360,005
                                                                            ==================    =================

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           TWELVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                              ----------------------------------------------
                                                                 1999             1998             1997
                                                              ------------     ------------    -------------
REVENUE
Lease revenue                                                     $48,167          $33,047          $19,456
Gain on sale of leased equipment                                   11,371           13,413            4,165
Spare part sales                                                   25,436           24,088           14,110
Sale of equipment acquired for resale                               9,775            4,093           12,748
Interest and other income                                           1,182            1,439              728
                                                              ------------     ------------    -------------
Total revenue                                                      95,931           76,080           51,207
                                                              ------------     ------------    -------------

EXPENSES
Interest expense                                                   22,357           15,209            7,797
Depreciation expense                                               13,639            8,251            4,223
Residual share                                                        847              803              893
Cost of spare part sales                                           28,317           17,298            9,469
Cost of equipment acquired for resale                               8,354            3,574           10,678
General and administrative                                         17,466           15,184            9,332
                                                              ------------     ------------    -------------
Total expenses                                                     90,980           60,319           42,392
                                                              ------------     ------------    -------------

Income from operations                                              4,951           15,761            8,815

Loss from unconsolidated affiliate                                   (622)               -      -

                                                              ------------     ------------    -------------
Income before income taxes and extraordinary item                   4,329           15,761             8815
Income taxes                                                       (1,046)          (6,310)          (3,485)
                                                              ------------     ------------    -------------
Income before extraordinary item                                    3,283            9,451            5,330
Extraordinary item less applicable income taxes                         -             (200)           2,008
                                                              ------------     ------------    -------------
Net income                                                         $3,283           $9,251           $7,338
                                                              ============     ============    =============

Basic earnings per common share:
Income before extraordinary item                                    $0.44            $1.30            $0.97
Extraordinary item                                                      -            (0.03)            0.36
                                                              ------------     ------------    -------------
Net income                                                          $0.44            $1.27            $1.33
                                                              ============     ============    =============

Diluted earnings per common share:
Income before extraordinary item                                    $0.44            $1.27            $0.94
Extraordinary item                                                      -            (0.03)            0.35
                                                              ------------     ------------    -------------
Net income                                                          $0.44            $1.24            $1.29
                                                              ============     ============    =============

Average common shares outstanding                                   7,382            7,266            5,497
Diluted average common shares outstanding                           7,447            7,461            5,673

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                 Issued and
                                                 outstanding                           Paid-in                          Total
                                                  shares of          Common          Capital in      Retained       shareholders'
                                                 common stock         Stock         Excess of par    earnings          equity
                                                 ------------        ------         -------------    --------          ------
Balance at December 31, 1996                            5,427           $16,056       $        -         $7,147          $23,203
Shares issued                                              26               221                -              -              221
Common stock issued and
    proceeds from follow-on
    offering, net                                       1,725            23,840                -              -           23,840
Net income                                                  -                 -                -          7,337            7,337
                                                  ------------     -------------    -------------   ------------    -------------
Balance at December 31, 1997                            7,178           $40,117       $        -        $14,484          $54,601
Shares issued                                             183               587              737              -            1,324
Tax benefit from disqualified
    dispositions of qualified shares                        -                 -              666              -              666
Conversion to par value stock                               -           (40,630)          40,630              -                -
Net income                                                  -                 -                -          9,251            9,251
                                                  ------------     -------------    -------------   ------------    -------------
Balances at December 31, 1998                           7,361               $74       $   42,033        $23,735          $65,842

Shares issued                                              37                 -              339              -              339
Tax benefit from disqualified
   dispositions of qualified shares                         -                 -               74              -               74
Net income                                                  -                 -                -          3,283            3,283
                                                  ------------     -------------    -------------   ------------    -------------
Balances at December 31, 1999                           7,398               $74       $   42,446        $27,018          $69,538
                                                  ============     =============    =============   ============    =============

See accompanying notes to the consolidated financial statements

                  WILLIS LEASE FINANCE CORPORATION
                          AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)

                                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                          1999               1998                  1997
                                                                     --------------   -----------------    -----------------
Cash flows from operating activities:
Net income                                                                  $3,283              $9,251               $7,338
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation of equipment held for  lease                                   13,251               7,945                4,098
Depreciation of property, equipment and furnishings                            388                 306                  125
(Loss) gain on sale of property, equipment and furnishings                     (15)                 24                  (45)
Gain on sale of leased equipment                                           (11,371)            (13,413)              (4,165)
Increase in residual share payable                                             847                 526                  893
Loss from unconsolidated affiliate                                             622                   -                    -
Changes in assets and liabilities:
        Restricted cash                                                     (2,254)               (303)              (4,861)
        Spare parts inventory                                               13,293             (25,524)              (6,276)
        Receivables                                                          3,076              (3,206)              (2,155)
        Other assets                                                        (2,455)               (986)              (1,335)
        Accounts payable and accrued expenses                               (4,729)              5,608                1,257
        Salaries and commission payable                                       (518)                (93)                 531
        Deferred income taxes                                                1,131               3,208                2,526
        Deferred gain                                                          181                 (26)                 (26)
        Accrued interest                                                       337                 704                 (248)
        Maintenance reserves                                                 5,282              (6,745)               8,337
        Security deposits                                                      961               2,125                  457
        Unearned lease revenue                                                 737               1,733                   32
                                                                     --------------   -----------------    -----------------
Net cash provided by (used in) operating activities                         22,047             (18,866)               6,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                     52,523              40,486               15,673
Proceeds from sale of property, equipment and furnishings                        1                  16                   81
Purchase of equipment held for operating lease                            (119,752)           (171,101)             (68,144)
Deposits made in connection with inventory purchases                             -              (1,923)                   -
Purchase of property, equipment and furnishings                             (1,720)             (2,285)                (242)
Investment in unconsolidated affiliate                                         (87)                  -                    -
Principal payments received on direct finance lease                            583                 573                  273
                                                                     --------------   -----------------    -----------------
Net cash used in investing activities                                      (68,452)           (134,234)             (52,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                    118,202             194,703              165,591
Proceeds from issuance of common stock                                         339               1,990               24,062
Principal payments on notes payable                                        (72,802)            (51,260)            (137,096)
Principal payments on capital lease obligation                                (163)               (150)                (158)
                                                                     --------------   -----------------    -----------------
Net cash provided by financing activities                                   45,576             145,283               52,399
(Decrease) increase in cash and cash equivalents                              (829)             (7,817)               6,523
Cash and cash equivalents at beginning of period                            10,305              18,122               11,599
                                                                     --------------   -----------------    -----------------
Cash and cash equivalents at end of period                                  $9,476             $10,305              $18,122
                                                                     ==============   =================    =================

Supplemental information:
Net cash paid for:         Interest                                        $21,658             $14,505               $7,951
                                                                     --------------   -----------------    -----------------
                           Income Taxes                                       $675              $4,839                 $197
                                                                     --------------   -----------------    -----------------
Non-investing activity:
Transfer of assets to unconsolidated affiliate (net)                        $5,630                   -                    -
                                                                     --------------   -----------------    -----------------
Non-cash financing activity:
Short term loan related to sale of equipment                                  $650                   -                    -
                                                                     --------------   -----------------    -----------------

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

    Willis Aeronautical Services, Inc. ("WASI") is a wholly owned subsidiary of Willis. WASI is a California corporation established in 1994 for the purpose of marketing and selling aircraft parts and components. WLFC Funding Corporation ("WLFC-FC") is a wholly owned subsidiary of Willis. WLFC-FC is a Delaware corporation and was established in 1997 for the purpose of financing aircraft engines. WLFC Engine Pooling Company ("WLFC Pooling") is a wholly-owned subsidiary of Willis. WLFC-Pooling is a California Corporation and was established in 1997 for the purpose of acquiring and leasing aircraft engines. Pacific Gas Turbine Center Incorporated ("PGTC Inc.") was a wholly owned subsidiary of Willis. PGTC Inc. was formed in 1998 to provide, among other things, engine disassembly services and was dissolved in May 1999 upon the Company contributing the operations and assets to a newly formed joint venture, Pacific Gas Turbine Center, LLC ("PGTC LLC"). WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis. WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis' international leasing activities.

    (b)   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, T-12, WASI, WLFC-FC,
WLFC-Pooling, PGTC Inc. (five months ended May 1999) and WLFC (Ireland) Limited (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

    (d)   EQUIPMENT HELD FOR OPERATING LEASE

    Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain professional fees incurred in connection with the acquisition and leasing of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by the Company which add economic value are capitalized and depreciated over the estimated remaining useful life of the engine.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For engines or aircraft that are leased with an intent to disassemble upon lease termination, the Company depreciates the engines or aircraft over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.

    The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 15 years to a 25% residual value.

    The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 17 years to a 15% to 17% residual value.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," (SFAS 121). SFAS 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 in 1995 and reviews at least quarterly the carrying value of long-lived assets. Such reviews resulted in no losses on revaluation in 1999, 1998 or 1997.

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

    (g)   MAINTENANCE COSTS

    Maintenance costs under the Company's long-term leases are generally the responsibility of the lessees. Additionally, under many of the Company's long-term leases, lessees pay fees to the Company based on the usage of the asset. Upon the completion of approved maintenance of an asset, such fees are returned to the lessee. The Company records a Maintenance Reserve liability in connection with the obligation to reimburse lessees for approved maintenance. Under certain of the Company's leases, the lessee is not obligated to perform maintenance on the asset. To the extent that such leases require the lessee to make payments to the Company based on the usage of the asset and the Company does not plan to apply such payments to the repair of the asset, the usage payments are included in lease revenue.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    (k)      RESIDUAL SHARING WITH LENDERS

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

    Residual share payable totaled $3.5 million and $2.6 million as of December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, three engines, with a total net book value of $10.6 million and $11.0 million, respectively, were subject to residual sharing arrangements (notes 4 and 5).

    (l) SALE OF LEASED EQUIPMENT AND EQUIPMENT ACQUIRED FOR RESALE

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

    (m) CASH AND CASH EQUIVALENTS

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (p) PER SHARE INFORMATION

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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               (in thousands, except per share data)
                                                                     ----------------------------------------------------------
                                                                           1999                1998                1997
                                                                           ----                ----                ----
Basic:
    Net Income                                                             $3,283               $9,251             $7,338
    Weighted-average number of common shares outstanding                    7,382                7,266              5,497

    Basic earnings per common share                                         $0.44                $1.27              $1.33
                                                                     ------------------ -------------------- ------------------

Fully diluted:
    Net income                                                             $3,283               $9,251             $7,338

Shares:
    Weighted-average number of common shares outstanding                    7,382                7,266              5,497
    Potentially dilutive common shares                                         65                  195                176
                                                                     ------------------ -------------------- ------------------
       Total Shares                                                         7,447                7,461              5,673
       Fully diluted earnings per weighted-average common share             $0.44                $1.24              $1.29

    (q) ACCOUNTING PRONOUNCEMENTS

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

    SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of December 31, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

    (r) COMPREHENSIVE INCOME

    The Company's net income is equal to comprehensive income for the years ended December 31, 1999, 1998 and 1997.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (2)       EQUIPMENT HELD FOR LEASE

    At December 31, 1999, the Company had 101 aircraft engines and related equipment with an aggregate original cost of $329.5 million, four spare parts packages with an aggregate original cost of $14.8 million and eight aircraft with an aggregate original cost of $26.2 million in its operating and finance lease portfolio. At December 31, 1998, the Company had 74 aircraft engines and related equipment with an aggregate original cost of $260.2 million, seven spare parts packages with an aggregate original cost of $17.8 million and five aircraft with an aggregate original cost of $22.2 million in its operating and finance lease portfolio.

    Certain of the Company's aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

    The Company leases its aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                                                YEARS ENDED DECEMBER 31,
     REGION                                                          (in thousands)
     ------                                         -------------------------------------------------
                                                          1999             1998              1997
                                                          ----             ----              ----
     Operating lease revenue:
        United States                                    $12,547          $10,540            $6,718
        Canada                                             3,329            2,071             1,521
        Mexico                                             6,118            3,780             2,479
        Australia/New Zealand                                551              926             1,027
        Europe                                            13,557            6,704             5,432
        South America                                      6,910            5,399               778
        Asia                                               3,350            1,862               807
        Middle East                                        1,008              917               251
                                                    -------------------------------------------------
     Totals                                              $47,370          $32,199           $19,013
                                                    =================================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                   YEARS ENDED DECEMBER 31,
REGION                                                                  (in thousands)
------                                              --------------------------------------------------------
                                                             1999              1998                1997
                                                             ----              ----                ----
    Operating lease revenue less applicable
    depreciation, interest and residual
    share:
       United States                                         $4,309             $3,801              $2,751
       Canada                                                   669                517                 580
       Mexico                                                 2,749              1,954                 554
       Australia/New Zealand                                    379                276                 402
       Europe                                                 3,535              1,824               2,076
       South America                                          1,659              2,198                 267
       Asia                                                   1,200                755                 123
       Middle East                                              385                321                 100
       Off-lease and other                                   (1,650)              (419)                (70)
                                                    --------------------------------------------------------

    Totals                                                  $13,235             $11,227            $6,783
                                                    ========================================================



                                                                   YEARS ENDED DECEMBER 31,
REGION                                                                  (in thousands)
------                                              --------------------------------------------------------
                                                             1999              1998                1997
                                                             ----              ----                ----
    Net book value of operating leased assets:
       United States                                         $77,759            $61,266            $46,853
       Canada                                                 27,645             17,753             11,167
       Mexico                                                 29,154             30,366             13,032
       Australia/New Zealand                                   5,373              6,281              5,312
       Europe                                                103,821             75,179             35,964
       South America                                          41,885             44,169             11,205
       Asia                                                   23,689             15,348              7,437
       Middle East                                             7,521              4,188              4,833
       Off-lease and other                                    21,941             20,068              2,733
                                                    --------------------------------------------------------

    Totals                                                  $338,788           $274,618           $138,536
                                                    ========================================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Finance leased assets, generated $797,000 and $840,000 of revenue in 1999 and 1998, respectively. After estimated interest expense such assets generated $127,000 and $480,000, respectively. The net investment in direct finance leases on December 31, 1999 and 1998 was as follows:

                                                                          (in thousands)
                                                                       1999           1998
                                                                       ----           ----
              Minimum payments receivable                             $6,426        $7,852
              Estimated residual value of leased assets                4,950         4,950
              Unearned income                                         (2,710)       (3,553)
                                                                     --------       --------

              Net investment in finance lease                         $8,666         $9,249
                                                                     ========       ========

    As of December 31, 1999, minimum future payments under noncancelable leases were as follows:

                                                              (in thousands)
              YEAR                                         OPERATING      FINANCE
              ----                                         ---------      -------
              2000....................................      $37,350       $1,507
              2001....................................       25,051        1,507
              2002....................................       20,575        1,507
              2003....................................       12,913        1,507
              2004....................................        8,226          753
              Thereafter..............................        6,615            -
                                                         ------------------------
                                                           $110,730       $6,781
                                                         =========================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)    PROPERTY, EQUIPMENT AND FURNISHINGS

       Property, equipment and furnishings consist of the following:

                                                  AS OF DECEMBER 31,
                                                    (in thousands)
                                             ----------------------------
                                                 1999           1998
                                                 ----           ----
Vehicles                                          $156           $156
Computer equipment                                 604            526
Furniture and equipment                            818          1,450
Leasehold improvements                              29            925
                                             ----------------------------
                                                 1,607          3,057
Accumulated depreciation                          (674)          (577)
                                             ----------------------------
Net book value                                    $933         $2,480
                                             ============================

(4)      EXTRAORDINARY EXPENSE/GAIN

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

(5)    NOTES PAYABLE AND ACCRUED INTEREST

       Notes payable consisted of the following:

                                                                                                 AS OF DECEMBER 31,
                                                                                                   (in thousands)
                                                                                          ------------------------------
                                                                                                1999           1998
                                                                                                ----           ----
Notes payable at fixed interest rates of 11.03%.  Secured by aircraft engines and the
proceeds thereof.  The note was repaid in December 1999.                                          $   -         $1,339

Note payable at a floating interest rate of LIBOR plus 5%.  Secured by aircraft engines
and the proceeds thereof. The note matures in April 2001 or upon sale of such engines.              250          2,661

Note payable at a floating interest rate of LIBOR plus 2.3%.  Secured by aircraft
engines and the proceeds thereof.  The note matures in October 2006.                                802              -

Subordinated note payable at a fixed interest rate of 7%.   Secured by aircraft
engines, spare parts and the proceeds thereof.  The note matures in June 2004.                    1,098          1,342

Note payable at a fixed interest rate of 11.68%.  Secured by an aircraft engine and the
proceeds thereof.  The note matures in December 2001.                                             1,783          1,980

Note payable at a fixed interest rate of 7.8%.  Secured by aircraft engines and
proceeds thereof.  This note matures in April 2006.                                               2,400              -

Note payable at a fixed interest rate of 8.05%.  Secured by an aircraft engine and the
proceeds thereof. The note matures in May 2003.                                                   2,458          2,600


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes payable at a fixed interest rate of 8.63%.  Secured by aircraft engines and the
proceeds thereof.  The note matures in October 2006.                                              3,846              -

Note payable at a fixed interest rate of 8.89%.  Secured by aircraft engines and the
proceeds thereof.  The note matures in August 2002.                                               4,012          4,128

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds
thereof.  The note matures in November 2002.                                                      8,419          9,545

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds
thereof.  The note matures in September 2005.                                                     9,137          9,813

Notes payable at fixed interest rates ranging from 10.23% to 10.77%. Secured by aircraft engines and parts and the proceeds thereof. The notes mature between
December 2001 and February 2002.                                                                 13,488         17,288

Note payable at a floating rate of interest based on commercial paper rates plus 1.8%
secured by engines, the proceeds thereof and certain deposits.  The facility has a committed amount of $125 million. At December 31, 1999, $18.1 million was available under the facility subject to the Company providing additional collateral.  The
facility matures in February 2008.                                                              106,931         64,479

Notes payable at a floating rate of interest of LIBOR plus 2.0%. Secured by engines, parts and the proceeds thereof. The facility has a committed amount of
$150 million. At December 31, 1999, $14.9 million was available under the facility subject to the Company providing additional collateral. The facility has a two-year revolving period ending September 2000 followed by a four-year term-out period. The facility is renewable and the Company expects to begin
discussing such renewal with its banks in mid-2000.                                             135,054        129,100
                                                                                         ------------------------------

Total notes payable                                                                            $289,678       $244,275
                                                                                         ==============================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's debt is estimated by the Company to be $289.6 million at December 31, 1999.

    The fair value of the interest rate cap, as estimated by the financial institution providing the instrument, was $362 at December 31, 1999. The fair value of the interest rate swaps, as estimated by the financial institutions providing the swaps, was $1,761,000 at December 31, 1999.

    Principal outstanding at December 31, 1999 is repayable as follows:

              Year                                                  (in thousands)
              ----
              2000..............................................       $17,048
              2001..............................................        39,017
              2002..............................................        47,708
              2003..............................................        36,589
              2004..............................................        72,511
              Thereafter........................................        76,805
                                                                     ----------
                                                                      $289,678
                                                                     ==========

    As of December 31, 1999 and 1998, accrued interest in the amounts of $1.6 million and $1.3 million, respectively, is included in notes payable and accrued interest. At December 31, 1999 and 1998, the Company held deposits in the amount of $16.0 million and $13.7 million, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements. Included in these amounts are payments to the Company required by certain lease agreements for periodic engine maintenance. These accounts also include security deposits held. Substantially all of the deposits bear interest for the Company's benefit.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)   INCOME TAXES

     The components of income tax expense (net of tax benefit or expense related to the extraordinary items of $134,000 and $(1,329,000)) for the years ended December 31, 1998 and 1997, respectively, included in the accompanying statement of income were as follows:

                                                     (in thousands)
                                       FEDERAL            STATE          TOTAL
                                       -------            -----          -----
December 31, 1999
     Current                            $    -            $  (85)        $  (85)
     Deferred                            1,459              (328)         1,131
                                ----------------------------------------------------
                                        $1,459            $ (413)        $1,046
                                ====================================================

December 31, 1998
     Current                            $2,118              $850         $2,968
     Deferred                            2,850               358          3,208
                                ----------------------------------------------------
                                        $4,968            $1,208         $6,176
                                ====================================================

December 31, 1997
     Current                            $1,683              $604         $2,288
     Deferred                            2,252               274          2,526
                                ----------------------------------------------------
                                        $3,935            $  878         $4,814
                                ====================================================

     The following is a reconciliation of the statutory federal income tax expense (net of income tax benefit related to the extraordinary item) to the effective income tax expense:

                                                                      YEARS ENDED DECEMBER 31,
                                                                           (in thousands)
                                                       -----------------------------------------------------
                                                               1999              1998               1997
                                                               ----              ----               ----
Statutory federal income tax expense                         $1,472            $5,245            $4,132
State taxes, net of federal benefit                             153               901               710
Adjustment of state tax apportionment rates                    (756)                -                 -
Other                                                           177                30               (28)
                                                       -----------------------------------------------------
  Effective income tax expense                               $1,046            $6,176            $4,814
                                                       =====================================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)    INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                               AS OF DECEMBER 31,
                                                                (in thousands)
                                                            1999                1998
                                                            ----                ----
Deferred tax assets:
     Charitable contribution                               $     15            $      -
     Prepaid rent                                             1,418               1,211
     Residual sharing expenses                                1,301               1,043
     Uniform capitalization expenses                            726                 945
     State Taxes                                                  5                 235
     Reserves                                                   527                 390
     Alternative minimum tax credit                           2,844               2,803
     Passive activity loss carryforwards                          -                 286
     Net operating loss carryforward                          6,023                   -
                                                       -----------------------------------
        Total gross deferred tax assets                      12,859               6,913
        Less valuation allowances                                 -                   -
                                                       -----------------------------------
        Net deferred tax assets                             $12,859              $6,913
Deferred tax liabilities:
     Depreciation on aircraft equipment                     (25,554)            (18,597)
     Investment in PGTC LLC                                    (107)                  -
     Goodwill income amortization                               (13)                  -
                                                       -----------------------------------
     Net deferred tax liability                            ($12,815)           ($11,684)
                                                       ===================================

    As of December 31, 1999, the Company had net operating loss carryforwards of approximately $5.9 million for federal tax purposes and approximately $0.2 million for state tax purposes. The federal net operating loss carryforwards will expire in the year 2019 and the state net operating loss carryforwards will expire in the year 2004. Net operating losses can be used as a deduction against future income arising from any source. As of December 31, 1999, the Company also had alternative minimum tax credits of approximately $2.8 million for federal income tax purposes which have no expiration date and which should be available to offset future tax liabilities. Management believes that no valuation allowance is required on deferred tax assets as it is more likely than not that all amounts are recoverable through previously paid taxes and/or future taxable income.

(7)      RISK MANAGEMENT ISSUES

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of December 31, 1999 and 1998, management believes the Company had no significant concentrations of credit risk.

    For the year ended December 31, 1998, the Company had one significant customer, Kellstrom Industries, Inc., which accounted for approximately 13% of total revenue and 74% of gain on sale of leased equipment. The Company had no such customer concentrations during the comparable 1999 and 1997 periods.

    INTEREST RATE RISK MANAGEMENT

    In September 1996, Willis Lease Finance Corporation purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of December 31, 1999, the notional principal amount of the cap was $29.3 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, Willis Lease Finance Corporation has entered into interest rate swap agreements. As of December 31, 1999, such swap agreements had notional outstanding amounts of $60 million, a weighted average remaining duration of 24 months and a weighted average fixed rate of 5.90%.

    Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million debt warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet the hedging requirements and to manage the variable rate interest risk related to WLFC Funding Corporation's debt. As of December 31, 1999, such swap agreements had notional outstanding amounts of $65 million, a weighted average remaining duration of 38 months and a weighted average fixed rate of 6.0%. As a result of these swap arrangements, interest expense was increased by $307,000, $28,000 and $0 in 1999, 1998 and 1997, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

    The Company has three leases for its office and warehouse space. The annual lease rental commitments are $309,000, $75,000, and $48,000 and the leases expire on May 31, 2003, March 31, 2000 and July 31, 2000, respectively.

    The Company finances one of its engines under a capital lease. The maturities of the capital lease obligation as of December 31, 1999 are as follows:

             Year                                                     (in thousands)
             ----
             2000.................................................          $377
             2001.................................................           376
             2002.................................................           377
             2003.................................................           376
             2004.................................................         1,816
                                                                         --------
             Net Minimum Lease Payment............................         3,322
             Less:  Amount Representing Interest..................          (832)
                                                                         --------
             Present Value of Net Minimum Lease Payment...........        $2,490
                                                                         ========

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In March 1998, the Company committed, subject to documentation, to purchase, during 1998 and 1999, certain aircraft and engines for its WASI parts operation. The agreement was amended in October 1999 to extend the remaining aircraft and engine deliveries to the first quarter 2000. A $1.0 million deposit is held by the seller of the aircraft and engines in connection with this commitment and is included in other assets as of December 31, 1999. Including this commitment, total purchase commitments as of December 31, 1999 are not more than $6.4 million.

    In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. As of the year ended December 31, 1999, less than $20,000 has been contributed. Under the terms of the agreement, the Company contributed an additional $0.8 million in January 2000 and not more than an additional $2.2 million is expected to be contributed to the joint venture over the next three years.

    Under the terms of the PGTC LLC joint venture, to the extent that PGTC LLC requires additional working capital and the Company and its partner in PGTC LLC agree to provide such capital, each partner is required to contribute to such capital requirement equally. At present, during the year 2000, the Company does not anticipate that its share of additional capital to be contributed to PGTC LLC will exceed $1.0 million.

    In January 2000, a suit was filed against the Company in connection with the sale by the Company of an aircraft engine for cash consideration. The buyer of the engine alleges that the sale was not validly consummated and amongst other things requests that the purchase price of the engine, $3.2 million, be returned to the buyer. The Company is vigorously contesting the suit and has filed a cross complaint in connection with the suit. The Company believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

(9)      INVESTMENT IN UNCONSOLIDATED AFFILIATE

    In May 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation ("Chromalloy"), a subsidiary of Sequa Corporation, to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC. The Company contributed the operations and assets of its wholly owned subsidiary PGTC Inc. (with a book value of $5.7 million) and Chromalloy contributed working capital to the joint venture. Both the Company and Chromalloy have a 50% interest in the joint venture. The equity method of accounting is used for the Company's 50% ownership in PGTC LLC. Under the equity method, the original contribution was recorded at cost and is adjusted periodically to recognize the Company's share of the earnings or losses of PGTC LLC after the date of formation. For the year ended December 31, 1999, WASI purchased $1,054,000 of services from PGTC LLC and PGTC LLC purchased $982,000 of engine parts from WASI. All intercompany profits or losses have been eliminated. The Company had no such activity during the comparable 1998 and 1997 periods.

(10)     EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 1999 and 1998, 6,864 and 15,755 shares of common stock, respectively were issued under the Purchase Plan.

    The weighted average per share fair value of the employee's purchase rights under the Purchase Plan for the rights granted in 1999 and 1998 were $7.36 and $6.37, respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    1996 STOCK OPTION/STOCK ISSUANCE PLAN

    In June 1996, the Board of Directors approved the 1996 Stock Option/Stock Issuance Plan (the "Plan"). The Plan was amended by the Shareholders and restated in February 1998, to provide for an increase in the number of shares reserved for issuance under the Plan from 525,000 shares to 1,025,000 shares. The plan includes a Discretionary Option Grant Program, a Stock issuance Program and an Automatic Option Grant Program for eligible non-employee Board members.

    A summary of the activity under the plan is as follows:

                                                                         OPTIONS OUTSTANDING
                                                           ------------------------------------------------
                                               OPTIONS                         WEIGHTED        WEIGHTED
                                              AVAILABLE                         AVERAGE         AVERAGE
                                              FOR GRANT       OPTIONS       EXERCISE PRICE     FAIR VALUE
                                            -------------- -------------- -----------------  --------------
Balances at December 31, 1996                   210,000        315,000             $8.00
    Options Granted                            (191,000)       191,000            $13.99           $5.83
    Options Exercised                              -           (15,000)            $8.00
    Options Canceled                             52,500        (52,500)           $10.86
                                            -------------- -------------- -----------------
Balances at December 31, 1997                    71,500        438,500            $10.27
    Additional Options Made Available           500,000           -                    -
    Options Granted                            (302,000)       302,000            $14.98           $5.32
    Options Exercised                              -          (150,000)            $8.28
    Options Canceled                             70,000        (70,000)           $10.47
                                            -------------- -------------- -----------------
Balances at December 31, 1998                   339,500        520,500            $13.51
    Options Granted                            (480,185)       480,185             $8.79           $4.28
    Options Exercised                                 -        (32,250)            $8.10
    Options Canceled                            238,000       (238,000)           $14.17
                                            -------------- -------------- -----------------
Balance at December 31, 1999                     97,315        730,435            $10.43

     In connection with the exercise of a portion of these options during the year ended December 31, 1999, the Company recognized a $74,000 tax benefit.

    A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                OPTIONS           EXERCISE PRICE
                                                -------           --------------
         At December 31, 1997                   192,500                $9.33
         At December 31, 1998                   162,500               $11.76
         At December 31, 1999                   198,760               $13.06

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                                -------------------                            -------------------
                                                                                                              WEIGHTED
                                                    WEIGHTED AVERAGE       WEIGHTED                            AVERAGE
                                   NUMBER              REMAINING            AVERAGE           NUMBER          EXERCISE
EXERCISE PRICES                  OUTSTANDING        CONTRACTUAL LIFE    EXERCISE PRICE      OUTSTANDING         PRICE
                             ---------------------------------------------------------------------------------------------
From $2.15 to $8.00                 316,795               9.46               $  4.60            42,795           $7.22
From $10.63 to $14.75               250,840               8.40                 13.68           116,965           13.10
From $15.56 to $22.13               162,800               8.93                 16.77            39,000           19.37
                             ---------------------------------------------------------------------------------------------
From $2.15 to $22.13                730,435               8.98                $10.43           198,760          $13.06
                             =============================================================================================

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

    At December 31, 1999, 1998 and 1997, the Company had two stock-based compensation plans, as described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                            1999               1998              1997
                                                            ----               ----              ----
Net Income as reported                                      $3,283            $9,251            $7,338
Net Income pro forma                                        $2,393            $8,644            $6,900
Basic Earnings per Common Share as reported                  $0.44             $1.27             $1.33
Basic Earnings per Common Share pro forma                    $0.32             $1.19             $1.25
Diluted Earnings per Common Share as reported                $0.44             $1.24             $1.29
Diluted Earnings per Common Share pro forma                  $0.32             $1.16             $1.22

    The fair value of the purchase rights under the Purchase Plan, the options and the warrants is estimated using the Black-Scholes option pricing model.

    The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

                                                 1996 STOCK OPTION/                                 EMPLOYEE STOCK
                                                STOCK ISSUANCE PLAN                                 PURCHASE PLAN
                                                -------------------                                 --------------
                                     1999             1998               1997            1999           1998            1997
                                     ----             ----               ----            ----           ----            ----
Expected Dividend Yield                0%                 0%               0%              0%               0%            0%
Risk-free Interest Rate              5.7%               4.5%             6.2%            5.4%             5.4%          5.1%
Expected Volatility                   67%                48%              54%             67%              48%           54%
Expected Life (in years)              3.0                2.9              3.0         0.5-2.0          0.5-2.0       0.5-2.0

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

    EMPLOYEE 401(k) PLAN

    The Company adopted The Willis 401(k) Plan (the "401(k) Plan") effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States. In 1999, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $10,000. The Company made no 401(k) contributions during the years ended December 31, 1999 and 1998.

(11)     WARRANTS

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

    In July 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 9 above). During the five months ended May 31, 1999, while PGTC Inc. was a wholly-owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the five months ended May 31, 1999 and for the 1998 period, the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because PGTC LLC is an unconsolidated affiliate accounted for using the equity method of accounting, PGTC LLC is not included in the operating segment analysis for the year ended December 31, 1999.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables present a summary of the operating segments (in thousands):

                                                             Leasing and            Spare
                                                               Related              Parts
FOR THE YEAR ENDED DECEMBER 31, 1999                          Operations            Sales             Total
                                                           -----------------    --------------    ---------------
Revenue
Lease revenue                                                       $43,547            $4,620            $48,167
Gain on sale of leased equipment                                     11,371                 -             11,371
Spare parts sales                                                         -            25,436             25,436
Sale of equipment acquired for resale                                 9,775                 -              9,775
Interest and other income                                               951               231              1,182
                                                           -----------------    --------------    ---------------
Total revenue                                                        65,644            30,287             95,931
                                                           -----------------    --------------    ---------------

Expenses
Interest expense                                                     19,247             3,110             22,357
Depreciation expense                                                 10,559             3,080             13,639
Residual share                                                          847                 -                847
Cost of spare parts                                                       -            28,317             28,317
Cost of equipment acquired for resale                                 8,354                 -              8,354
General and administrative                                           11,536             5,930             17,466
                                                           -----------------    --------------    ---------------
Total expenses                                                       50,543            40,437             90,980

Income (loss) from operations                                       $15,101          ($10,150)(1)         $4,951
                                                           =================    ==============    ===============

Total assets as of December 31, 1999 (2)                           $365,343           $41,890           $407,233
                                                           =================    ==============    ===============

---------------
(1) The Company estimates that loss from operations would have been ($8,974) if the effect of PGTC Inc.'s operations after intercompany elimination, were eliminated from the results of the spare parts sales segment.

(2) Total assets as of December 31, 1999 does not include investment in unconsolidated affiliate.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             LEASING AND            SPARE
                                                               RELATED              PARTS
FOR THE YEAR ENDED DECEMBER 31, 1998                          OPERATIONS            SALES              TOTAL
                                                           -----------------    --------------     ---------------
Revenue
Lease revenue                                              $         31,607     $       1,439      $       33,046
Gain on sale of leased equipment                                     12,628               785              13,413
Spare parts sales                                                         -            24,088              24,088
Sale of equipment acquired for resale                                 4,094                 -               4,094
Interest and other income                                             1,393                46               1,439
                                                           -----------------    --------------     ---------------
Total Revenue                                                        49,722            26,358              76,080

Expense
Interest expense                                                     13,535             1,674              15,209
Depreciation expense                                                  7,377               874               8,251
Residual share                                                          803                 -                 803
Cost of spare parts                                                       -            17,298              17,298
Cost of equipment acquired for resale                                 3,574                 -               3,574
General and administrative                                            9,772             5,412              15,184
                                                           -----------------    --------------     ---------------
Total Expenses                                                       35,061            25,258              60,319
                                                           -----------------    --------------     ---------------

Income before income tax and extraordinary item            $         14,661     $       1,100(1)   $       15,761
                                                           =================    ==============     ===============

Total assets as of December 31, 1998                       $        316,855     $      43,150      $      360,005
                                                           =================    ==============     ===============

---------------
(1) The Company estimates that income before income tax and extraordinary item would have been $2.5 million if the effect of PGTC's operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.

                                                             LEASING AND            SPARE
                                                               RELATED              PARTS
FOR THE YEAR ENDED DECEMBER 31, 1997                          OPERATIONS            SALES              TOTAL
                                                           -----------------    --------------     ---------------
Revenue
Lease revenue                                              $         19,304     $         151      $       19,455
Gain on sale of leased equipment                                      4,166                 -               4,166
Spare parts sales                                                         -            14,110              14,110
Sale of equipment acquired for resale                                12,748                 -              12,748
Interest and other income                                               612               116                 728
                                                           -----------------    --------------     ---------------
Total Revenue                                                        36,830            14,377              51,207

Expense
Interest expense                                                      7,508               289               7,797
Depreciation expense                                                  4,123               100               4,223
Residual share                                                          893                 -                 893
Cost of spare parts                                                       -             9,469               9,469
Cost of equipment acquired for resale                                10,678                 -              10,678
General and administrative                                            7,057             2,275               9,332
                                                           -----------------    --------------     ---------------
Total Expenses                                                       30,259            12,133              42,392
                                                           -----------------    --------------     ---------------

Income before income tax and extraordinary item            $          6,571     $       2,244      $        8,815
                                                           =================    ==============     ===============

Total assets as of December 31, 1997                       $        189,701     $       8,729      $      198,430
                                                           =================    ==============     ===============

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)     QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

Fiscal 1999                                  1st Quarter      2nd Quarter      3rd Quarter     4th Quarter      Full Year
----------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $ 28,946         $ 25,501         $ 21,380        $ 20,104         $ 95,931
Income (loss) from operations                    4,645            4,688           (6,915)          2,533            4,951
Net income (loss)                                2,785            2,787           (4,384)          2,095            3,283
Basic earnings per common share                   0.38             0.38            (0.59)           0.28             0.44
Diluted earnings per common share                 0.37             0.37            (0.59)           0.28             0.44
Average common shares outstanding                7,363            7,374            7,394           7,398            7,382
Diluted average common shares outstanding        7,450            7,453            7,448           7,443            7,447

Fiscal 1998                                  1st Quarter      2nd Quarter      3rd Quarter     4th Quarter      Full Year
----------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $ 12,745         $ 20,671         $ 20,081        $ 22,583         $ 76,080
Income from operations                           3,254            3,587            4,136           4,784           15,761
Net income                                       1,749            2,149            2,484           2,869            9,251
Basic earnings per common share                   0.24             0.30             0.34            0.39             1.27
Diluted earnings per common share                 0.23             0.29             0.33            0.38             1.24
Average common shares outstanding                7,192            7,263            7,280           7,327            7,266
Diluted average common shares outstanding        7,440            7,488            7,495           7,478            7,461

During the fourth quarter of 1999, WLFC recorded a reduction to its income tax expense of approximately $756,000 related to state taxes. The adjustment lowered the Company's effective tax rate for 1999 to 24%. The reduction in the income tax expense arose from a review of the Company's sources of revenue during 1998 and 1999. Based on this review, the effective tax rate applicable for deferred tax liability recognition during 1998 and 1999 was reduced.

SCHEDULE II
Valuation Accounts (in thousands)

                        WILLIS LEASE FINANCE CORPORATION
                               Valuation Accounts
                                 (in thousands)

                                            BALANCE AT      ADDITIONS
                                            BEGINNING       CHARGED TO                          BALANCE AT
                                            OF PERIOD         EXPENSE         DEDUCTIONS       END OF PERIOD
                                            ---------         -------         ----------       -------------
December 31, 1997
Accounts receivable, allowance
  for doubtful accounts                     $       -       $      28         $       (6)      $          22
December 31, 1998
Accounts receivable, allowance
  for doubtful accounts                            22              12                  -                  34
December 31, 1999
Accounts receivable, allowance
  for doubtful accounts                            34             105                (92)                 47

December 31, 1997
Reserve for sales returns                   $       -       $     223         $        -       $         223
December 31, 1998
Reserve for sales returns                         223             550         $     (428)      $         345
December 31, 1999
Reserve for sales returns                         345             389         $      (29)      $         705

INDEX OF EXHIBITS

EXHIBIT
 NUMBER         DESCRIPTION
-------         -----------
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

  4.2           Rights Agreement dated September 30, 1999, by and between the
                Company and American Stock Transfer Company, as Rights Agent incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on October 4, 1999.

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

 10.3           Settlement Agreement and General Release of Claims dated
                October 29, 1999 between the Company and Edwin F. Dibble.

 10.4 Employment Agreement between the Company and Donald Nunemaker dated July 16, 1997. Incorporated by reference to Exhibit
                10.10 to the Company's Report on Form 10-K for the year ended
                December 31, 1997.

 10.5 Employment Agreement between the Company and James D. McBride dated September 9, 1997. Incorporated by reference to Exhibit
                10.4 to the Company's Report on Form 10-K for the year ended
                December 31, 1998.

 10.6 Employment Agreement between the Company and David J. Hopkins dated August 16, 1999.

 10.7*          Indenture dated as of September 1, 1997, between WLFC Funding
                Corporation and The Bank of New York, as Indenture Trustee.
                Incorporated by reference to Exhibit 10.16 to the Company's
                Report on Form 10-K for the year ended December 31, 1997.

 10.8           Note Purchase Agreement (Series 1997-1 Notes) dated February
                11, 1999. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 1999.

 10.9*          Amended and Restated Series 1997-1 Supplement dated February
                11, 1999. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1999.

 10.10* Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union
                Capital Markets Corp. and The Bank of New York. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form
                10-K for the year ended December 31, 1997.

 10.11*         Aircraft Purchase and Sale Agreement dated as of March 24,
                1998 between the Company and United Air Lines, Inc.
                Incorporated by reference to Exhibit 10.1 to the Company's
                Report on Form 10-Q for the quarter ended March 31, 1998.

 10.12*         Amended and Restated Credit Agreement dated September  30,
                1998. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September
                30, 1998.


 10.13 The Company's 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 16, 1999.

 10.14*         Operating Agreement of PGTC LLC dated May 28, 1999 among the
                Company, Chromalloy Gas Turbine Corporation and Pacific Gas
                Turbine Center, Incorporated.  Incorporated by reference to
                Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

 10.15* Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form
                10-Q for the quarter ended June 30, 1999.

 11.1           Statement regarding computation of per share earnings.

 21.1           Subsidiaries of the Company.

 23.1           Consent and Report on Schedule II of KPMG LLP, Independent Accountants.

 27.1           Financial Data Schedule.