Form 10-Q
period 2000-03-31
WILLIS LEASE FINANCE CORP
filed 2000-05-15
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

     (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        TITLE OF EACH CLASS                    OUTSTANDING AT MAY 8, 2000
    -----------------------------              --------------------------
    Common Stock, $0.01 Par Value                        7,401,866

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

PART I            FINANCIAL INFORMATION                                                             PAGE NO.
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of March 31, 2000 and December 31, 1999                                           3

                  Consolidated Statements of Income
                  Three months ended March 31, 2000 and 1999                                           4

                  Consolidated Statements of Shareholders' Equity
                  Year ended December 31, 1999 and
                  three months ended March 31, 2000                                                    5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999                                           6

                  Notes to Consolidated Financial Statements                                           7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                          16


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                    18

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    (UNAUDITED)
                                                                                     MARCH 31,                  DECEMBER 31,
                                                                                       2000                         1999
                                                                                --------------------         -------------------
ASSETS
Cash and cash equivalents                                                                    $9,247                      $9,476
Restricted cash                                                                              16,911                      15,992
Equipment held for operating lease, less accumulated depreciation
   of $23,116 at March 31, 2000 and $21,592 at December 31, 1999                            334,324                     338,788
Net investment in direct finance lease                                                        8,495                       8,666
Property, equipment and furnishings, less accumulated depreciation
  of $711 at March 31, 2000 and $674 at December 31, 1999                                       934                         933
Spare parts inventory                                                                        27,716                      22,237
Operating lease related receivable                                                            3,131                       3,236
Trade receivables, net                                                                        4,844                       1,904
Notes receivable                                                                                653                         650
Investment in unconsolidated affiliates                                                       5,922                       5,082
Other assets                                                                                  6,003                       5,351
                                                                                --------------------         -------------------
Total assets                                                                               $418,180                    $412,315
                                                                                ====================         ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                        $3,029                      $4,139
Salaries and commissions payable                                                                534                         359
Deferred income taxes                                                                        13,890                      12,815
Deferred gain                                                                                   187                         338
Notes payable and accrued interest                                                          299,616                     291,318
Capital lease obligation                                                                          -                       2,489
Residual share payable                                                                        2,179                       3,465
Maintenance reserves                                                                         19,042                      18,555
Security deposits                                                                             4,670                       5,522
Unearned lease revenue                                                                        3,790                       3,777
                                                                                --------------------         -------------------
Total liabilities                                                                           346,937                     342,777
                                                                                --------------------         -------------------

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
    outstanding)                                                                                  -                           -
Common stock, ($0.01 par value,  20,000,000 shares authorized;
    7,401,866 and 7,397,877 shares issued and outstanding
    as of  March 31, 2000 and December 31, 1999, respectively)                                   74                          74
Paid-in capital in excess of par                                                             42,469                      42,446
Retained earnings                                                                            28,700                      27,018
                                                                                --------------------         -------------------

Total shareholders' equity                                                                   71,243                      69,538
                                                                                --------------------         -------------------
Total liabilities and shareholders' equity                                                 $418,180                    $412,315
                                                                                ====================         ===================

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------------------
                                                                    2000                        1999
                                                          -------------------------   -------------------------
    REVENUE
    Lease revenue                                                          $12,626                     $10,569
    Gain on sale of leased equipment                                         2,005                       3,411
    Spare part sales                                                         7,087                       8,971
    Sale of equipment acquired for resale                                        -                       5,775
    Interest and other income                                                  234                         220
                                                          -------------------------   -------------------------
    Total revenue                                                           21,952                      28,946
                                                          -------------------------   -------------------------

    EXPENSES
    Interest expense                                                         6,233                       4,893
    Depreciation expense                                                     3,449                       3,115
    Residual share                                                             188                         211
    Cost of spare part sales                                                 5,359                       6,630
    Cost of equipment acquired for resale                                        -                       4,784
    General and administrative                                               3,536                       4,668
                                                          -------------------------   -------------------------
    Total expenses                                                          18,765                      24,301
                                                          -------------------------   -------------------------

    Income from operations                                                   3,187                       4,645

    Loss from unconsolidated affiliates                                       (430)                          -

                                                          -------------------------   -------------------------
    Income before income taxes                                               2,757                       4,645
    Income taxes                                                            (1,075)                     (1,860)
                                                          -------------------------   -------------------------
    Net income                                                              $1,682                      $2,785
                                                          =========================   =========================

    Basic earnings per common share:
    Net income                                                               $0.23                       $0.38
                                                          =========================   =========================

    Diluted earnings per common share:
    Net income                                                               $0.22                       $0.37
                                                          =========================   =========================

    Average common shares outstanding                                        7,402                       7,363
    Diluted average common shares outstanding                                7,484                       7,450


    See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              Issued and
                                              Outstanding                          Paid-in                            Total
                                               Shares of          Common          Capital in          Retained      Shareholders'
                                              Common stock        Stock           Excess of par       Earnings        Equity
                                              -------------     ------------      ------------       ------------   -------------
Balance at December 31, 1998                         7,361              $74           $42,033            $23,735         $65,842
Shares issued                                           37                -               339                  -             339
Tax benefit from disqualified
    dispositions of qualified shares                     -                -                74                  -              74
Net income                                               -                -                 -              3,283           3,283
                                              -------------     ------------      ------------       ------------   -------------
Balances at December 31, 1999                        7,398               74            42,446             27,018          69,538

Shares issued                                            4                -                23                  -              23
Tax benefit from disqualified
   dispositions of qualified shares                      -                -                 -                  -               -
Net income                                               -                -                 -              1,682           1,682
                                              -------------     ------------      ------------       ------------   -------------
Balances at March 31, 2000                           7,402              $74           $42,469            $28,700         $71,243
                                              =============     ============      ============       ============   =============

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   --------------------------------------
                                                                        2000               1999
                                                                   --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $1,682          $2,785
Adjustments to reconcile net income to net cash
    used in operating activities:
          Depreciation of equipment held for lease                          3,378           2,932
          Depreciation of property, equipment and furnishings                  71             183
          Loss (gain) on sale of property, equipment and furnishings            9              (1)
          Gain on sale of leased equipment                                 (2,005)         (3,411)
          (Decrease) increase in residual share payable                    (1,286)            212
          Loss from unconsolidated affiliate                                  430               -
Changes in assets and liabilities:
          Restricted cash                                                    (919)            648
          Spare parts inventory                                             1,673           1,690
          Receivables                                                      (2,838)         (4,128)
          Other assets                                                       (652)           (173)
          Accounts payable and accrued expenses                            (1,110)         (4,867)
          Salaries and commission payable                                     175            (342)
          Deferred income taxes                                             1,075             543
          Deferred gain                                                      (151)            449
          Accrued interest                                                   (281)          1,304
          Maintenance reserves                                                487           1,042
          Security deposits                                                  (852)            (28)
          Unearned lease revenue                                               13              50
                                                                   --------------- ---------------
Net cash used in operating activities                                      (1,101)         (1,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                     7,595           8,318
Proceeds from sale of property, equipment and furnishings                      40               1
Purchase of equipment held for operating lease                            (11,658)        (22,917)
Purchase of property, equipment and furnishings                              (121)         (1,037)
Investment in unconsolidated affiliates                                    (1,270)              -
Principal payments received on direct finance lease                           171             135
                                                                   --------------- ---------------
Net cash used in investing activities                                      (5,243)        (15,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                    16,420          30,907
Proceeds from issuance of common stock                                         23             128
Principal payments on notes payable                                        (7,839)        (20,388)
Principal payments on capital lease obligation                             (2,489)            (39)
                                                                   --------------- ---------------
Net cash provided by financing activities                                   6,115          10,608
Decrease in cash and cash equivalents                                        (229)         (6,004)
Cash and cash equivalents at beginning of period                            9,476          10,305
                                                                   --------------- ---------------
Cash and cash equivalents at end of period                                 $9,247          $4,301
                                                                   =============== ===============

Supplemental information:
Net cash paid for:         Interest                                        $6,432          $3,590
                                                                   --------------- ---------------
                           Income Taxes                                        $0              $3
                                                                   --------------- ---------------


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 (unaudited), and December 31, 1999 (audited), and the unaudited results of its operations for the three month periods ended March 31, 2000 and 1999 and its cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations and cash flows for the period ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

     Effective January 1, 2000, the company revised its inventory cost allocation methodology for whole engine and aircraft purchases. Under the revised method, the Company estimates a period of time over which the Company expects to liquidate its investment in such purchases. Periodically, the Company compares its remaining investment in such purchases to its expected remaining investment in such purchases and, to the extent necessary, recognizes an additional amount of cost of spare parts sales to bring the remaining investment in such purchases in line with the expected level of investment.

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

3.   SHAREHOLDERS' EQUITY

     The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan became effective in September 1996. Eligible employees may designate not more than 10% of their base salary to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 500 shares of common stock on any one purchase date, subject to additional Internal Revenue Code limitations. Each January 31 and July 31, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the date of entry into an offering period. During the three month period ended March 31, 2000, the Company issued 3,989 shares of Common Stock as a result of employee stock purchases under the Purchase Plan.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   COMMITMENTS

    The Company has three leases for its office and warehouse space. The annual or remaining lease rental commitments, as applicable, are $309,000, $45,000, and $27,000 and the leases expire on May 31, 2003, June 30, 2000 and July 31, 2000, respectively. In April 2000, the Company entered into a new lease for its WLFC and WASI operations at San Diego, California. The lease covers approximately 40,500 square feet of office and warehouse space, with an annual lease commitment of $364,000, and expires June 2005.

     The Company has committed to purchase during 2000 additional used engines for its operations. The Company's current, remaining commitment to such purchases is not more than $4.5 million.

     In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. As of the quarter ended March 31, 2000, $0.8 million has been contributed. Under the terms of the agreement, not more than an additional $2.2 million is expected to be contributed to the joint venture over the next three years.

    Under the terms of the Pacific Gas Turbine Center, LLC ("PGTC LLC") joint venture (see note 5 below), to the extent that PGTC LLC requires additional working capital and the Company and its partner in PGTC LLC agree to provide such capital, each partner is required to contribute to such capital requirement, equally. During the quarter ended March 31, 2000, the Company contributed $0.5 million of additional capital to PGTC LLC and not more than an additional $0.5 million is expected to be contributed during the remainder of 2000.

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

5.   INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    In July 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 5 above). During the three months ended March 31, 1999, while PGTC Inc. was a wholly owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the three months ended March 31, 1999 the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because PGTC LLC is an unconsolidated affiliate accounted for using the equity method of accounting, PGTC LLC is not included in the operating segment analysis for the three months ended March 31, 2000.

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

    The following tables present a summary of the operating segments (in thousands):


                                                                         Spare
                                                                         Parts
          FOR THE QUARTER ENDED MARCH 31, 2000              Leasing      Sales         Total
                                                      -----------------------------------------
          Revenue:

          Lease revenue                                     $11,531        $1,095      $12,626
          Gain on sale of leased equipment                    2,005             -        2,005
          Spare parts sales                                       -         7,087        7,087
          Sale of equipment acquired for resale                   -             -            -
          Other                                                 219            15          234
                                                      -----------------------------------------
          Total revenue                                      13,755         8,197       21,952

          Expenses:

          Interest expense                                    5,255           978        6,233
          Depreciation expense                                2,720           729        3,449
          Residual share                                        188             -          188
          Cost of spare parts                                     -         5,359        5,359
          Cost of equipment acquired for
              resale                                              -             -            -
          General and administrative                          2,526         1,010        3,536
                                                      -----------------------------------------
          Total expenses                                     10,689         8,076       18,765
                                                      -----------------------------------------

          Income from operations *                           $3,066          $121       $3,187
                                                      =========================================

          Total assets as of March 31, 2000 *              $367,954       $44,304     $412,258
                                                      =========================================

* Income from operations for the period ended March 31, 2000 and total assets as of March 31, 2000 do not include results from or investment in unconsolidated affiliate.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                        Spare
                                                                        Parts
          FOR THE QUARTER ENDED MARCH 31, 1999           Leasing        Sales        Total
                                                      -----------------------------------------
               Revenue:

               Lease revenue                                $10,065          $504      $10,569
               Gain on sale of leased equipment               3,411             -        3,411
               Spare parts sales                                  -         8,971        8,971
               Sale of equipment acquired for resale          5,775             -        5,775
               Other                                            219             1          220
                                                      -----------------------------------------
               Total revenue                                 19,470         9,476       28,946

               Expenses:

               Interest expense                               4,216           677        4,893
               Depreciation expense                           2,836           279        3,115
               Residual share                                   211             -          211
               Cost of spare parts                                -         6,630        6,630
               Cost of equipment acquired for resale          4,784             -        4,784
               General and administrative                     2,557         2,111        4,668
                                                      -----------------------------------------
               Total expenses                                14,604         9,697       24,301
                                                      -----------------------------------------

               Income from operations                        $4,866         ($221)(1)   $4,645
                                                      =========================================

               Total assets as of March 31, 1999           $321,812       $49,948     $371,760
                                                      =========================================

(1) The Company estimates that income from operations would have been $0.4 million if the effect of PGTC's operations, after intercompany eliminations, were eliminated from the results of the Spare Parts Sales segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines, aircraft and other aircraft equipment. The Company, through Willis Aeronautical Services, Inc. ("WASI"), also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. In addition, the Company engages in the selective purchase and resale of commercial aircraft engines. In July 1998, the Company formed PGTC Inc. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture, PGTC LLC. PGTC Inc. and its successor, PGTC LLC provide engine disassembly and maintenance, repair and overhaul services to the Company and third parties from the its San Diego location.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

     RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

     Revenue is summarized as follows:


                                                                                           Three Months Ended March 31,
                                                                                 ----------------------------------------------
                                                                                         2000                        1999
                                                                                        -------                     -------
                                                                                 Amount            %       Amount            %
                                                                                 ----------------------------------------------
                                                                                              (dollars in thousands)
Lease revenue                                                                     $12,626          58%     $10,569          36%
Gain on sale of leased equipment                                                    2,005           9        3,411          12
Spare parts sales                                                                   7,087          32        8,971          31
Sale of equipment acquired for resale                                                   -           -        5,775          20
Interest and other income                                                             234           1          220           1
                                                                                  -------     -------      -------     -------

Total                                                                             $21,952         100%     $28,946         100%
                                                                                  =======     =======      =======     =======

    LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended March 31, 2000, increased 19% to $12.6 million from $10.6 million for the comparable period in 1999. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2000 and 1999 was $342.8 million and $289.8 million, respectively, an increase of 18%.

    During the quarter ended March 31, 2000, three engines were added to the Company's lease portfolio at a total cost of $11.5 million. Eight engines and two aircraft from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $5.6 million and were sold for a gain of $2.0 million.

    During the quarter ended March 31, 1999, the Company sold eight engines from the lease portfolio. The engines had a net book value of $11.2 million and were sold for a gain of $3.4 million.

    SPARE PARTS SALES. During the quarter ended March 31, 2000, revenue from spare parts sales totaled $7.1 million of which $1.6 million was associated with the sale of whole engines. The level of revenue during the first quarter was 21% lower than the $9.0 million in the comparable period in 1999. Gross margin decreased to 24% from 26% in the corresponding period in 1999. The decrease in gross margin was due to lower parts sales margins and additional cost of spare parts sales under the revised inventory cost allocation method (see note 1 above).

    INTEREST AND OTHER INCOME. Interest and other income for each of the quarters ended March 31, 2000 and 1999, were $0.2 million, respectively. Interest is earned on cash, deposits held and notes receivable.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to all activities increased 27% to $6.2 million for the quarter ended March 31, 2000, from the comparable period in 1999, due to an increase in average debt outstanding. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense related to debt decreased 11% to $188,000 for the quarter ended March 31, 2000 from $211,000 for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of March 31, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. Because a greater portion of the principal of such debt is amortized as debt ages, residual sharing expense for each engine increases. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

    DEPRECIATION EXPENSE. Depreciation expense increased 11% to $3.4 million for the quarter ended March 31, 2000, from the comparable period in 1999, due primarily to the increase in lease portfolio assets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 24% to $3.5 million for the quarter ended March 31, 2000, from the comparable period in 1999. This change was primarily due to the three months of expenses related to PGTC Inc. included in the period ended March 31, 1999 whereas, under the equity method of accounting, no expenses from PGTC LLC's operations are included in period ended March 31, 2000. Additionally, the decrease reflects reductions in general and administrative expenses associated with the leasing and spare parts business segments.

    INCOME TAXES. Income tax expense for the quarter ended March 31, 2000, was $1.1 million compared to income tax expense of $1.9 million for the comparable period in 1999. This decrease reflects a decrease in the Company's pre-tax earnings. The effective tax rate for the quarters ended March 31, 2000 and 1999 were 39% and 40%, respectively.

    LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the three months ended March 31, 2000, the Company's share of net losses from the joint venture, after inter-company eliminations, was $430,000. The Company had no such activity during the comparable 1999 period.

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

     SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of March 31, 2000, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $16.4 million and $30.9 million, in the three month periods ended March 31, 2000 and 1999, respectively, was derived from this activity. In these same time periods, $7.8 million and $20.4 million, respectively, of cash was used to pay down related debt. Cash flow from operating activities used $1.1 million in the three month periods ended March 31, 2000 and 1999.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $11.7 million and $22.9 million of funds were used for this purpose in the three month periods ended March 31, 2000 and 1999, respectively.

     At March 31, 2000, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of March 31, 2000, $6.1 million was available under this facility, subject to the Company providing sufficient collateral. The facility has a two-year revolving period ending September 2000 followed by a four-year term-out period. The facility is renewable annually and the Company is in the process of discussing such renewal with its banks. The interest rate on this facility is currently a rate tied to LIBOR plus 2.0%.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

     At March 31, 2000, the Company had a $125.0 million debt warehouse facility. The facility is available to a wholly owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary. The facility is renewable annually. This transaction's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2001 followed by a seven-year amortization period. At March 31, 2000, the interest rate was a commercial paper based rate plus 1.8%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 2000, $14.9 million was available under this facility.

      Approximately $13.5 million of the Company's debt is repayable during the remainder of 2000. Such repayments consist of scheduled installments due under term loans.

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

     The Company has committed to purchase, during the remainder of 2000, additional used engines for its operations. As of March 31, 2000, the Company's current commitment to such purchases is not more than $4.5 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

    At March 31, 2000, $255.1 million of the Company's borrowings were on a variable rate basis at various interest rates tied to either LIBOR or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

    In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three month LIBOR rate is in excess of 7.66%. As of March 31, 2000, the notional principal amount of the cap was $28.2 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $60.0 million, a weighted average remaining term of 21 months and a weighted average fixed rate of 5.90%.

    Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of March 31, 2000, such swap agreements had notional outstanding amounts totaling $65 million, a weighted average remaining term of 35 months and a weighted average fixed rate of 6.02%.

    The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company's report on Form 10-K for the year ended December 31, 1999. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

    During the three month period ended March 31, 2000, 76% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.4 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

     The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings. The Company is currently required to hedge a portion of debt of the WLFC Funding Corporation Facility. Such hedging activities may limit the Company's ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates. A portion of the Company's leases provides that lease payments be adjusted based on changes in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is likely that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

     The Company is also exposed to currency devaluation risk. During the three month period ended March 31, 2000, 76% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

10.1                Second Amendment to Amended and Restated Series 1997-1
                    Supplement.*

10.2                Amended and Restated Credit Agreement as of February 10,
                    2000.*

11.1                Statement regarding computations of per share earnings.

27.1                Financial Data Schedule.

-----------------------------------------
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)      Reports on Form 8-K

         None.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 12, 2000

                                  Willis Lease Finance Corporation



                                  By:     /s/   James D. McBride
                                          --------------------------------------
                                          James D. McBride
                                          Chief Financial Officer