Form 10-Q
period 2000-06-30
WILLIS LEASE FINANCE CORP
filed 2000-08-14
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Each Class                    Outstanding At August 8, 2000
      -------------------                    -----------------------------
 Common Stock, $0.01 Par Value                          7,401,866

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
PART I            FINANCIAL INFORMATION                                                                                   PAGE NO.

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                  As of June 30, 2000 and December 31, 1999                                                                  3

                  Consolidated Statements of Income
                  Three and six months ended June 30, 2000 and 1999                                                          4

                  Consolidated Statements of Shareholders' Equity
                  Year ended December 31, 1999 and
                  six months ended June 30, 2000                                                                             5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999                                                                    6

                  Notes to Consolidated Financial Statements                                                                 7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                                 13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                21


PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                                       22
Item 6.           Exhibits and Reports on Form 8-K                                                                          23


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)


                                                                                                JUNE 30,    DECEMBER 31,
                                                                                                  2000        1999
                                                                                                --------   ------------
ASSETS

Cash and cash equivalents including restricted cash of $19,779
  and $15,992 at June 30, 2000 and December 31, 1999 respectively                             $   26,112   $   25,468
Equipment held for operating lease, less accumulated depreciation
  of $24,260 at June 30, 2000 and $21,592 at December 31, 1999                                   351,838      338,788
Net investment in direct finance lease                                                             8,309        8,666
Spare parts inventory                                                                             24,902       22,237
Operating lease related receivable                                                                 2,561        3,236
Trade receivables, net                                                                             5,081        1,904
Investment in unconsolidated affiliates                                                            6,049        5,082
Other assets                                                                                       6,024        6,934
                                                                                                ---------   ---------
Total assets                                                                                     $430,876    $412,315
                                                                                                 ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                         $    7,623   $    6,138
Deferred income taxes                                                                             15,075       12,815
Notes payable                                                                                    302,823      289,678
Capital lease obligation                                                                               -        2,489
Residual share payable                                                                             2,332        3,465
Maintenance reserves                                                                              20,360       18,555
Security deposits                                                                                  5,590        5,522
Unearned lease revenue                                                                             3,976        4,115
                                                                                                ---------   ---------
Total liabilities                                                                                357,779      342,777
                                                                                                ---------   ---------
Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
   outstanding)                                                                                       -            -
Common stock, ($0.01 par value, 20,000,000 shares authorized; 7,401,866 and
   7,397,877 shares issued and outstanding as of June 30, 2000 and December
   31,1999, respectively)                                                                             74            74
Paid-in capital in excess of par                                                                  42,469        42,446
Retained earnings                                                                                 30,554        27,018
                                                                                                 ---------   ---------
Total shareholders' equity                                                                        73,097        69,538
                                                                                                 ---------   ---------
Total liabilities and shareholders' equity                                                      $430,876      $412,315
                                                                                                 =========   =========


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                       (In thousands, except share data)
                                  (Unaudited)


                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                      --------------------       ---------------------
                                                                         2000         1999          2000         1999
                                                                      ---------    ---------     --------      --------
REVENUE
Lease revenue                                                        $ 13,054      $ 11,078      $ 25,680      $ 21,647
Gain on sale of lease equipment                                         2,899         3,849         4,904         7,260
Spare part sales                                                        8,222         6,217        15,309        15,189
Sale of equipment acquired for resale                                   2,500         4,000         2,500         9,775
                                                                      ---------    ---------     --------      --------
Total Revenue                                                          26,675        25,144        48,393        53,871
                                                                      ---------    ---------     --------      --------
EXPENSES
Depreciation expense                                                    3,546         2,868         6,995         5,983
Cost of spare part sales                                                6,628         4,629        11,987        11,259
Cost of equipment acquired for resale                                   2,150         3,570         2,150         8,354
General and administrative                                              4,292         4,421         7,828         9,089
                                                                      ---------    ---------     --------      --------
Total expenses                                                         16,616        15,488        28,960        34,685
                                                                      ---------    ---------     --------      --------

Earnings from operations                                               10,059         9,656        19,433        19,186

Interest expense                                                        6,734         5,113        12,967        10,006
Interest and other income                                                 228           357           462           577
Residual share                                                            153           212           340           423
                                                                      ---------    ---------     --------      --------
Net Interest and Finance Cost                                           6,659         4,968        12,845         9,852
                                                                      ---------    ---------     --------      --------
Loss from unconsolidated affiliate                                       (361)          (40)         (791)          (40)
                                                                      ---------    ---------     --------      --------
Earnings before income taxes                                            3,039         4,648         5,797         9,294
Income taxes                                                           (1,185)       (1,861)       (2,261)       (3,721)
                                                                      ---------    ---------     --------      --------
Net earnings                                                         $  1,854      $  2,787      $  3,536      $  5,573
                                                                      =========    =========     ========      ========
Basic earnings per common share:
                                                                      ---------    ---------     --------      --------
Net earnings                                                         $   0.25      $   0.38      $   0.48      $   0.76
                                                                      =========    =========     ========      ========
Diluted earnings per common share:
                                                                      ---------    ---------     --------      --------
Net earnings                                                         $   0.25      $   0.37      $   0.47      $   0.75
                                                                      =========    =========     ========      ========
Average common shares outstanding                                       7,402         7,374         7,402         7,368
Diluted average common shares outstanding                               7,495         7,453         7,489         7,455


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
        Year Ended December 31, 1999 and Six Months Ended June 30, 2000
                                 (In thousands)

                                          ISSUED AND
                                          OUTSTANDING                    PAID-IN                          TOTAL
                                          SHARES OF         COMMON     CAPITAL IN        RETAINED      SHAREHOLDERS'
                                         COMMON STOCK        STOCK    EXCESS OF PAR      EARNINGS         EQUITY
                                         ------------     ---------   -------------      --------      -------------
Balance at December 31, 1998                7,361         $    74         $42,033         $23,735         $65,842
Shares issued                                  37               -             339               -             339
Tax benefit from disqualified
    dispositions of qualified shares            -               -              74               -              74
Net earnings                                    -               -               -           3,283           3,283
                                            -----          ------          ------          ------          ------
Balances at December 31, 1999               7,398              74          42,446          27,018          69,538
Shares issued                                   4               -              23               -              23
Tax benefit from disqualified
    dispositions of qualified shares -           -              -               -               -
Net earnings                                     -              -               -           3,536           3,536
                                            -----          ------          ------          ------          ------
Balances at June 30, 2000 (unaudited)       7,402         $    74         $42,469         $30,554         $73,097
                                            =====         =======         =======         =======         =======

See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                                2000           1999
                                                                             -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  3,536      $  5,573
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation expense                                                             6,995         5,983
Gain on sale of leased equipment                                                (4,904)       (7,260)
(Decrease) increase in residual share payable                                   (1,132)          423
Loss from unconsolidated affiliate                                                 791            40
Changes in assets and liabilities:
         Spare parts inventory                                                   4,687          (335)
         Receivables                                                            (2,502)         (493)
         Other assets                                                            1,062        (2,929)
         Accounts payable and accrued expenses                                   1,485        (2,088)
         Deferred income taxes                                                   2,261         3,336
         Unearned lease revenue                                                   (141)        1,678
         Maintenance reserves                                                    1,805         5,538
         Security deposits                                                          68           748
                                                                             ---------    ----------
Net cash provided by operating activities                                       14,011        10,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                         23,425        33,908
Purchase of equipment held for operating lease                                 (45,858)      (77,303)
Purchase of property, equipment and furnishings                                   (212)       (1,454)
Investment in unconsolidated affiliates                                         (1,758)          (70)
Principal payments received on direct finance lease                                357           272
                                                                             ---------    ----------
Net cash used in investing activities                                          (24,046)      (44,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                         61,927        81,513
Proceeds from issuance of common stock                                              23           278
Principal payments on notes payable                                            (48,782)      (39,437)
Principal payments on capital lease obligation                                  (2,489)          (80)
                                                                             ---------    ----------
Net cash provided by financing activities                                       10,679        42,274
Increase in cash and cash equivalents                                              644         7,841
Cash and cash equivalents at beginning of period including restricted
  cash of $15,992 and $13,738 at December 31, 1999 and 1998, respectively       25,468        24,043
                                                                             ---------    ----------
Cash and cash equivalents at end of period including restricted
cash of $15,992 and $16,327 at June 30, 2000 and 1999, respectively           $ 26,112      $ 31,884
                                                                            ==========    ==========

Supplemental information:
Net cash paid for:                      Interest                              $ 12,131      $ 10,185
                                                                             ---------    ----------
                                        Income Taxes                          $      0      $    654
                                                                             ---------    ----------

         See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In addition, certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 (unaudited), and December 31, 1999, and the unaudited results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations and cash flows for the periods ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   COMMITMENTS

    The Company has four leases for its office and warehouse space. The annual or remaining lease rental commitments, as applicable, are $364,000, $309,000, $38,000 and $14,000 and the leases expire on June 30, 2005, May 31, 2003, August 31, 2000 and August 31, 2000, respectively.

     The Company has committed to purchase, during the remainder of 2000, one additional used engine for its operations. The Company's current remaining commitment to such purchase is not more than $4.5 million.

     Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $2.2 million to the joint venture over the next three years. During the six month period ended June 30, 2000 $0.8 million has been contributed.

    Under the terms of the Pacific Gas Turbine Center, LLC ("PGTC LLC") joint venture (see note 4 below), to the extent that PGTC LLC requires additional working capital and the Company and its partner in PGTC LLC agree to provide such capital, each partner is required to contribute to such capital requirement, equally. During the six month period ended June 30, 2000, the Company contributed $1.0 million of additional capital to PGTC LLC and an additional $0.5 million is expected to be contributed during the remainder of 2000.

    In January 2000, a suit was filed against the Company in connection with the sale by the Company of an aircraft engine for cash consideration. The buyer of the engine alleges that the sale was not validly consummated and amongst other things requests that the purchase price of the engine, $3.2 million, be returned to the buyer. The Company is vigorously contesting the suit and has filed a cross complaint in connection with the suit. The Company believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position.

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

     In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. The Company's investment in Sichuan Snecma at June 30, 2000 is $0.8 million. This investment represents approximately a 7% interest in the joint venture. This joint venture is in its start-up phase of activity.

5.   OPERATING SEGMENTS

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

     In July 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 4 above). During the five months ended May 31, 1999, while PGTC Inc. was a wholly owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to WASI. Revenue from third parties during this period was not material. Accordingly, for the five months ended May 31, 1999 the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because PGTC LLC is an unconsolidated affiliate accounted for using the equity method of accounting, PGTC LLC is not included in the operating segment analysis for the three and six months ended June 30, 2000.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

because each requires different business strategies.

The following table presents a summary of the operating segments (in thousands):


                                        FOR THE THREE MONTHS ENDED JUNE 30, 2000       FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                        ----------------------------------------       ----------------------------------------
                                                           SPARE                                       SPARE
                                                           PARTS                                       PARTS
                                           LEASING         SALES        TOTAL           LEASING        SALES      TOTAL
                                        ----------------------------------------       ----------------------------------------

Revenue

Lease revenue                                 $ 11,907     $  1,147       $13,054      $10,560       $  518     $ 11,078
Gain on sale of lease equipment                  2,899            -         2,899        3,849            -        3,849
Spare parts sales                                    -        8,222         8,222            -        6,217        6,217
Sale of equipment acquired for resale                -        2,500         2,500        4,000            -        4,000
                                              -----------------------------------      ----------------------------------
Total revenue                                   14,806       11,869        26,675       18,409        6,735       25,144
                                              -----------------------------------      ----------------------------------
Expenses
Depreciation Expense                             2,765          781         3,546        2,585          283        2,868
Cost of spare parts                                  -        6,628         6,628            -        4,629        4,629
Cost of equipment acquired for resale                -        2,150         2,150        3,570            -        3,570
General and administrative                       3,315          977         4,292        2,880        1,541        4,421
                                              -----------------------------------      ----------------------------------
Total expenses                                   6,080       10,536        16,616        9,035        6,453       15,488
                                              -----------------------------------      ----------------------------------
Earnings from operations                         8,726        1,333        10,059        9,374          282        9,656

Interest expense                                 5,783          951         6,734        4,341          772        5,113
Interest and other income                          266          (38)          228          243          114          357
Residual share                                     153            -           153          212            -          212
                                              -----------------------------------      ----------------------------------
Net Interest and Finance Cost                    5,670          989         6,659        4,310          658        4,968
                                              -----------------------------------      ----------------------------------

Income (loss) before taxes *                  $  3,056     $    344      $  3,400     $  5,064     ($376) (1)   $  4,688
                                              ===================================      ==================================
Total assets as of June 30, 2000 and 1999*     $381,214     $43,613     $ 424,827     $356,995       $53,997    $410,992
                                              ===================================      ==================================

* Income (loss) before taxes and total assets for the periods ended June 30. 2000 and 1999 do not include results from or investment in unconsolidated affiliates.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                              SPARE                                  SPARE
                                                              PARTS                                  PARTS
                                               LEASING        SALES       TOTAL        LEASING       SALES        TOTAL
                                        ----------------------------------------       ----------------------------------------
Revenue

Lease revenue                                 $ 23,438     $  2,242       $25,680      $20,625     $  1,022      $ 21,647
Gain on sale of leased equipment                 4,904            -         4,904        7,260            -         7,260
Spare parts sales                                    -       15,309        15,309            -       15,189        15,189
Sale of equipment acquired for resale                -        2,500         2,500        9,775            -         9,775
                                          ----------------------------------------     ----------------------------------
Total revenue                                   28,342       20,051        48,393       37,660       16,211        53,871
                                          ----------------------------------------     ----------------------------------
Expenses
Depreciation Expense                             5,485        1,510         6,995        5,421          562         5,983
Cost of spare parts                                  -       11,987        11,987            -       11,259        11,259
Cost of equipment acquired for resale                -        2,150         2,150        8,354            -         8,354
General and administrative                       5,841        1,987         7,828        5,437        3,652         9,089
                                          ----------------------------------------     ----------------------------------
Total expenses                                  11,326       17,634        28,960       19,212       15,473        34,685
                                          ----------------------------------------     ----------------------------------
Earnings from operations                        17,016        2,417        19,433       18,448          738        19,186

Interest expense                                11,038        1,929        12,967        8,557        1,449        10,006
Interest and other income                          485          (23)          462          462          115           577
Residual share                                     340            -           340          423            -           423
                                          ----------------------------------------     ----------------------------------
Net Interest and Finance Cost                   10,893        1,952        12,845        8,518        1,334         9,852
                                          ----------------------------------------     ----------------------------------
Income (loss) before taxes*                   $  6,123     $    465      $  6,588     $  9,930     ($   596)(2)  $  9,334
                                          =======================================      ==================================
Total assets as of June 30, 2000 and 1999*    $381,214      $43,613      $424,827     $356,995      $53,997      $410,992
                                          =======================================      ==================================

*    Income (loss) from operations and total assets for the periods ended June
     30. 2000 and 1999 do not include results from or investment in unconsolidated affiliates.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   NOTES PAYABLE

At June 30, 2000 notes payable consists of bank loans totalling $302.8 million payable over periods of 2 to 8 years with current interest rates varying between approximately 6.95% and 11.74%.

Included in notes payable is a $150.0 million revolving credit facility. As of June 30, 2000 $15.5 million was available under this facility subject to the Company providing sufficient collateral. The facility has a two-year revolving period ending September 2000 followed by a four-year term-out period. It is renewable annually with an interest rate currently of LIBOR plus 2.0%.

At June 30, 2000 the Company also had a $125.0 million debt warehouse facility available to a wholly owned special purpose finance subsidiary, WLFC Funding Corporation. The facility is renewable annually and has an eight-year term with a revolving period to February 2001 followed by a seven-year amortization period. Currently the interest rate is commercial paper plus 1.55%. As of June, 30 2000 $23.0 million was available under this facility.

At June 30, 2000, the Company had a $31.9 million term loan facility available to a wholly owned special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary. The facility is a five year term loan with a final maturity of June 30, 2005. The interest rate on this facility is currently LIBOR plus 2.05%. This facility is fully drawn.

The following is a summary of the aggregate maturities of notes payable at June, 30 2000 (dollars in thousands):

Year ending December 31,

2000                                 $9,561
2001                                 38,255
2002                                 38,603
2003                                 35,455
2004                                 73,409
2005 and thereafter                 107,540
                                     -------
                                    $302,823
                                    ========

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment. In addition, the Company engages in the selective purchase, sale, and resale of commercial aircraft engines. The Company, through Willis Aeronautical Services, Inc. ("WASI"), also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. The Company, through its joint venture PGTC LLC (see footnote 4) provides engine disassembly and maintenance, repair and overhaul services to the Company and third parties from its San Diego location.

     Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999:

    LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended June 30, 2000, increased 18% to $13.0 million from $11.1 million for the comparable period in 1999. This increase reflects lease related revenues from additional engines. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2000 and 1999 was $360.1 million and $325.4 million, respectively, an increase of 11%.

    During the quarter ended June 30, 2000, ten engines were added to the Company's lease portfolio at a total cost of $33.9 million. Four engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $12.9 million and were sold for a gain of $2.9 million.

    During the quarter ended June 30, 1999, the Company sold six engines from the lease portfolio. The engines had a net book value of $16.2 million and were sold for a gain of $3.8 million.

    SPARE PARTS SALES. During the quarter ended June 30, 2000, revenue from spare parts sales totaled $8.2 million of which $1.9 million was associated with the sale of whole engines. The level of revenue during the second quarter was 32% higher than the $6.2 million in the comparable period in 1999. Gross margin decreased to 19% from 26% in the corresponding period in 1999. The decrease in gross margin was due to lower parts sales margins and additional cost of spare parts sales under the revised inventory cost allocation method (see note 1 above).

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

DEPRECIATION EXPENSE. Depreciation expense increased 24% to $3.5 million for the quarter ended June 30, 2000, from the comparable period in 1999, due primarily to the increase in lease portfolio assets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 3% to $4.3 million for the quarter ended June 30, 2000, from the comparable period in 1999. This change was primarily due to the two months of expenses related to PGTC Inc. included in the period ended June 30, 1999 whereas, under the equity method of accounting, no expenses from PGTC LLC's operations are included in the period ended June 30, 2000. Additionally, the decrease reflects reductions in general and administrative expenses associated with the leasing and spare parts business segments.

    INTEREST EXPENSE AND FINANCE COSTS. Interest expense related to all activities increased 32% to $6.7 million for the quarter ended June 30, 2000, from the comparable period in 1999, due to an increase in interest rates and average debt outstanding. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense related to debt decreased 28% to $153,000 for the quarter ended June 30, 2000 from $212,000 for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of June 30, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. In the future a greater portion of the principal of such debt will be amortized and as debt ages, residual sharing expense for each engine may increase. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds. Interest and other income for each of the quarters ended June 30, 2000 and 1999, were $0.2 million and $0.4 million, respectively. Interest is earned on cash, deposits held and notes receivable.

    INCOME TAXES. Income tax expense for the quarter ended June 30, 2000, was $1.2 million compared to income tax expense of $1.9 million for the comparable period in 1999. This decrease reflects a decrease in the Company's pre-tax earnings. The effective tax rate for the quarters ended June 30, 2000 and 1999 were 39% and 40%, respectively.

    LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the three months ended June 30, 2000 and 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, was $361,000 and $40,000, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

    LEASING RELATED ACTIVITIES. Lease related revenue for the six months ended June 30, 2000, increased 19% to $25.7 million from $21.6 million for the comparable period in 1999. This increase reflects lease related revenues from additional engines. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2000 and 1999 was $360.1 million and $325.4 million, respectively, an increase of 11%.

    During the six months ended June 30, 2000, thirteen engines were added to the Company's lease portfolio at a total cost of $45.9 million. Twelve engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $18.5 million and were sold for a gain of $4.9 million.

    During the six months ended June 30, 1999, the Company sold eleven engines from the lease portfolio. The engines had a net book value of $27.4 million and were sold for a gain of $7.3 million.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

    SPARE PARTS SALES. During the six months ended June 30, 2000, revenue from spare parts sales totaled $15.3 million of which $3.5 million was associated with the sale of whole engines. Gross margin decreased to 22% from 26% in the corresponding period in 1999. The decrease in gross margin was due to lower parts sales margins and additional cost of spare parts sales under the revised inventory cost allocation method (see note 1 above).

    DEPRECIATION EXPENSE. Depreciation expense increased 17% to $7.0 million for the six months ended June 30, 2000, from the comparable period in 1999, due primarily to the increase in lease portfolio assets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 14% to $7.8 million for the six months ended June 30, 2000, from the comparable period in 1999. This change was primarily due to the five months of expenses related to PGTC Inc. included in the period ended June 30, 1999 whereas, under the equity method of accounting, no expenses from PGTC LLC's operations are included in the period ended June 30, 2000. Additionally, the decrease reflects reductions in general and administrative expenses associated with the leasing and spare parts business segments.

    INTEREST EXPENSE AND FINANCE COSTS. Interest expense related to all activities increased 30% to $13.0 million for the six months ended June 30, 2000, from the comparable period in 1999, due to an increase in interest rates and average debt outstanding. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense related to debt decreased 20% to $340,000 for the six months ended June 30, 2000 from $423,000 for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of June 30, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. In the future a greater portion of the principal of such debt will be amortized and as debt ages, residual sharing expense for each engine may increase. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds. Interest and other income for each of the six months ended June 30, 2000 and 1999, were $0.5 million and $0.6 million, respectively. Interest is earned on cash, deposits held and notes receivable.

    INCOME TAXES. Income tax expense for the six months ended June 30, 2000, was $2.3 million compared to income tax expense of $3.7 million for the comparable period in 1999. This decrease reflects a decrease in the Company's pre-tax earnings. The effective tax rate for the six months ended June 30, 2000 and 1999 were 39% and 40%, respectively.

    LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines. The Company accounts for its 50% interest in the joint venture using the equity method. During the six months ended June 30, 2000 and 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, was $791,000 and $40,000, respectively.



ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

     SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 2000, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow, and unrestricted cash balances. Cash of approximately $61.9 million and $81.5 million, in the six month periods ended June 30, 2000 and 1999, respectively, was derived from borrowings. Cash flow from operating activities provided $14.0 million and $10.2 million in the six month periods ended June 30, 2000 and 1999, respectively. In these same time periods, $48.8 million and $39.4 million, respectively, of cash was used to repay debt.

     The Company's primary use of funds is for the purchase of equipment for lease. Approximately $45.9 million and $77.3 million of funds were used for this purpose in the six month periods ended June 30, 2000 and 1999, respectively.

     At June 30,2000, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of June 30, 2000, $15.5 million was available under this facility, subject to the Company providing sufficient collateral.

     At June 30, 2000, the Company had a $125.0 million debt warehouse facility. The facility is available to a wholly owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary or acquired by it. The subsidiary is consolidated for financial statement presentation purposes. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. As of June 30, 2000, $23.0 million was available under this facility assuming compliance with the facility's terms, including sufficiency of collateral .

     Approximately $9.6 million of the Company's debt is repayable during the remainder of 2000. Such repayments consist of scheduled installments due under term loans.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

     The Company has committed to purchase, during the remainder of 2000, one additional used engine for its operations. As of June 30, 2000, the Company's current commitment to such purchase is not more than $4.5 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

     At June 30, 2000, $269.1 million of the Company's borrowings were on a variable rate basis at various interest rates tied to LIBOR, the commercial paper rate, or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

     In September 1996, the Company purchased an amortizing interest rate cap in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three-month LIBOR rate is in excess of 7.66%. As of June 30, 2000, the notional principal amount of the cap was $27.1 million, which will decline to $26.0 million at the end of its term. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $60.0 million, a weighted average remaining term of 18 months and a weighted average fixed rate of 5.90%.

     Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of June 30, 2000, such swap agreements had notional outstanding amounts totaling $65 million, a weighted average remaining term of 32 months and a weighted average fixed rate of 6.02%.

     Interest expense for the three and six month period ended June 30, 2000 was not significantly affected by the Company's interest rate hedges. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

    During the six month period ended June 30, 2000, 74% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

    The Company has recently experienced significant growth in lease revenues. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets,
(iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels,
(v) diversion of management's attention from ongoing business operations, and
(vi) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

     The Company is also exposed to currency devaluation risk. During the six month period ended June 30, 2000, 74% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
PART II.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 23, 2000 Annual Meeting of Shareholders of Willis Lease Finance Corporation, the following matters were voted upon:


         DESCRIPTION                                VOTES
         -----------                                -----
1.       Election of  Class II Directors

         Donald E. Moffitt                           6,671,864         For
                                                       438,479         Withheld

         Williard H. Smith                           6,671,864         For
                                                       438,479         Withheld

2.       Approval of ratification of two
         amendments to the Company's                 5,115,074         For
         1996 Stock Option/Stock                     1,009,806         Against
         Issuance Plan (the "1996 Plan").                3,392         Abstain

3.       Approval of ratification of selection       7,105,064         For
         of KPMG LLP as                                  4,579         Against
         independent public accountants for the            700         Abstain
         Company for the fiscal year ended
         December 31, 2000


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

Date:   August 10, 2000

                                              Willis Lease Finance Corporation
                                              By:    /s/   NICHOLAS J. NOVASIC
                                                     ---------------------------

                                                     Nicholas J. Novasic
                                                     Chief Financial Officer
                                       26