Form 10-Q
period 2000-09-30
WILLIS LEASE FINANCE CORP
filed 2000-11-03
CIK 1018164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-28774
                         -------------------------------
                        WILLIS LEASE FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                          68-0070656
      (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

        2320 Marinship Way, Suite 300                  94965
                Sausalito, CA                        (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 331-5281

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        TITLE OF EACH CLASS                 OUTSTANDING AT OCTOBER 31, 2000
        -------------------                 -------------------------------

  Common Stock, $0.01 Par Value                       7,404,638


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


                                      INDEX




PART I   FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                 --------


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         As of September 30, 2000 and December 31, 1999                             3

         Consolidated Statements of Income
         Three and nine months ended September 30, 2000 and 1999                    4

         Consolidated Statements of Shareholders' Equity
         Year ended December 31, 1999 and nine months ended September 30, 2000      5

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 2000 and 1999                              6

         Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                22


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          24



                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000             1999
                                                                              --------------   --------------



ASSETS
Cash and cash equivalents including restricted cash of $14,051
  at September 30, 2000 and $15,992 at December 31, 1999                             $24,303          $25,468
Equipment held for operating lease, less accumulated depreciation
   of $25,982 at September 30, 2000 and $21,592 at December 31, 1999                 327,697          338,788
Net investment in direct finance lease                                                 8,112            8,666
Spare parts inventory                                                                 27,344           22,237
Operating lease related receivable                                                     3,889            3,236
Trade receivables, net                                                                 6,833            1,904
Investment in unconsolidated affiliates                                                5,724            5,082
Other assets                                                                           7,600            6,934
                                                                              --------------   --------------
Total assets                                                                        $411,502         $412,315
                                                                              ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                 $7,570           $6,138
Deferred income taxes                                                                 16,400           12,815
Notes payable                                                                        282,736          289,678
Capital lease obligation                                                                  --            2,489
Residual share payable                                                                 2,500            3,465
Maintenance reserves                                                                  18,491           18,555
Security deposits                                                                      4,199            5,522
Unearned lease revenue                                                                 4,422            4,115
                                                                              --------------   --------------
Total liabilities                                                                    336,318          342,777
                                                                              --------------   --------------
Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
    outstanding)                                                                          --               --
Common stock, ($0.01 par value, 20,000,000 shares authorized; 7,404,638 and
    7,397,877 shares issued and outstanding
    as of  September 30, 2000 and December 31,1999, respectively)                         74               74
Paid-in capital in excess of par                                                      42,485           42,446
Retained earnings                                                                     32,625           27,018
                                                                              --------------   --------------
Total shareholders' equity                                                            75,184           69,538
                                                                              --------------   --------------
Total liabilities and shareholders' equity                                          $411,502         $412,315
                                                                              ==============   ==============


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      -----------------------  ---------------------
                                         2000         1999        2000        1999
                                      ---------    ----------  ----------  ---------


REVENUE
Lease revenue                           $12,553       $12,779     $38,233    $34,426
Gain on sale of leased equipment          3,225         2,202       8,129      9,462
Spare part sales                          6,022         6,065      21,331     21,254
Sale of equipment acquired for resale        --            --       2,500      9,775
                                      ---------    ----------  ----------  ---------
Total revenue                            21,800        21,046      70,193     74,917
                                      ---------    ----------  ----------  ---------
EXPENSES
Depreciation expense                      3,644         3,501      10,639      9,485
Cost of spare part sales                  4,283        13,989      16,270     25,248
Cost of equipment acquired for resale        --            --       2,150      8,354
General and administrative                3,648         4,545      11,476     13,633
                                      ---------    ----------  ----------  ---------
Total expenses                           11,575        22,035      40,535     56,720
                                      ---------    ----------  ----------  ---------

Earnings (loss) from operations          10,225          (989)     29,658     18,197

Interest expense                          6,601         6,048      19,568     16,054
Interest and other income                  (264)         (334)       (726)      (911)
Residual share                              168           212         508        635
                                      ---------    ----------  ----------  ---------
Net interest and finance cost             6,505         5,926      19,350     15,778
                                      ---------    ----------  ----------  ---------

Loss from unconsolidated affiliate         (325)         (395)     (1,116)      (435)
                                      ---------    ----------  ----------  ---------

Earnings (loss) before income taxes       3,395        (7,310)      9,192      1,984
Income taxes                             (1,324)        2,926      (3,585)      (794)
                                      ---------    ----------  ----------  ---------
Net earnings (loss)                      $2,071       $(4,384)     $5,607     $1,190
                                      =========    ==========  ==========  =========

Basic earnings per common share:
                                      ---------    ----------  ----------  ---------
Net earnings                              $0.28        ($0.59)      $0.76      $0.16
                                      =========    ==========  ==========  =========
Diluted earnings per common share:
                                      ---------    ----------  ----------  ---------
Net earnings                              $0.28        ($0.59)      $0.75      $0.16
                                      =========    ==========  ==========  =========

Average common shares outstanding         7,403         7,394       7,401      7,377
Diluted average common shares
outstanding                               7,496         7,448       7,489      7,447



See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                            Issued and
                                            outstanding                Paid-in                      Total
                                            shares of      Common     capital in      Retained   shareholders'
                                           common stock     stock    excess of par    earnings      equity
                                           ------------    -------   -------------    --------      ------


Balance at December 31, 1998                      7,361        $74         $42,033     $23,735     $65,842
Shares issued                                        37         --             339          --         339
Tax benefit from disqualified
    dispositions of qualified shares                 --         --              74          --          74
Net income                                           --         --              --       3,283       3,283
                                           ------------    -------   -------------    --------     -------
Balances at December 31, 1999                     7,398         74          42,446      27,018      69,538

Shares issued                                         7         --              39          --          39
Tax benefit from disqualified
   dispositions of qualified shares                  --         --              --          --          --
Net income                                           --         --              --       5,607       5,607
                                           ------------    -------   -------------    --------     -------
Balances at September 30, 2000 (unaudited)        7,405        $74         $42,485     $32,625     $75,184
                                           ============    =======   =============    ========     =======


See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                          2000             1999
                                                                     --------------    ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $5,607            $1,190
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation expense                                                         10,639             9,485
Gain on sale of leased equipment                                             (8,129)           (9,462)
(Decrease) increase in residual share payable                                  (965)              635
Loss from unconsolidated affiliate                                            1,116               435
Changes in assets and liabilities:
  Spare parts inventory                                                       5,525            11,758
  Receivables                                                                (5,582)            2,557
  Other assets                                                                 (327)           (2,327)
  Accounts payable and accrued expenses                                       1,432            (5,085)
  Deferred income taxes                                                       3,585               410
  Unearned lease revenue                                                        307               243
  Maintenance reserves                                                          (64)            4,343
  Security deposits                                                          (1,323)              874
                                                                     --------------    ---------------
Net cash provided by operating activities                                    11,821            15,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
  of selling expenses)                                                       47,024            45,730
Purchase of equipment held for operating lease                              (48,855)         (107,946)
Purchase of property, equipment and furnishings                                (558)           (1,516)
Investment in unconsolidated affiliates                                      (1,758)              (87)
Principal payments received on direct finance lease                             554               303
                                                                     --------------    ---------------
Net cash used in investing activities                                        (3,593)          (63,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                      66,777           113,781
Proceeds from issuance of common stock                                           39               339
Principal payments on notes payable                                         (73,720)          (59,470)
Principal payments on capital lease obligation                               (2,489)             (121)
                                                                     --------------    ---------------
Net cash (used in) provided by financing activities                          (9,393)           54,529
(Decrease) increase in cash and cash equivalents                             (1,165)            6,069
Cash and cash equivalents at beginning of period including
  restricted cash of $15,992 and $13,738 at December 31,
  1999 and 1998, respectively                                                25,468            24,043
                                                                     --------------    ---------------
Cash and cash equivalents at end of period including restricted cash
  of $14,051 and $15,420 at September 30, 2000 and 1999, respectively        24,303            30,112
                                                                     ==============    ==============
Supplemental information:
Net cash paid for:              Interest                                    $20,416           $15,251
                                                                     --------------    ---------------
                                Income Taxes                                     $0              $674
                                                                     --------------    ---------------
Non-cash investing activity:
Transfer of assets to unconsolidated affiliate (net)                             $0            $5,630
                                                                     --------------    ---------------
Non-cash financing activity:
Installment loan related to sale of equipment held for
operating lease                                                                  $0              $852
                                                                     --------------    ---------------


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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 (unaudited), and December 31, 1999, and the unaudited results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations and cash flows for the periods ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

         Effective January 1, 2000, the Company revised its inventory cost allocation methodology for whole engine and aircraft purchases. Under the revised method, the Company estimates a period of time over which the Company expects to liquidate its investment in such purchases. Periodically, the Company compares its remaining investment in such purchases to its expected remaining investment in such purchases and, to the extent necessary, recognizes an additional amount of cost and spare parts sales to bring the remaining investment in such purchases in line with the expected level of investment.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       COMMITMENTS

         The Company has two leases for its office and warehouse space. The annual lease rental commitments, as applicable, are $364,000 and $309,000 and the leases expire on November 30, 2005 and May 31, 2003, respectively.

         The Company has committed to purchase, during the remainder of 2000, one additional used engine for its operations, for not more than $4.5 million.

         Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $2.2 million to the joint venture over the next three years. During the nine month period ended September 30, 2000, $0.8 million has been contributed.

         Under the terms of the Pacific Gas Turbine Center, LLC ("PGTC LLC") joint venture (see note 4 below), to the extent that PGTC LLC requires additional working capital and the Company and its partner in PGTC LLC agree to provide such capital, each partner is required to contribute to such capital requirement, equally. During the nine month period ended September 30, 2000, the Company contributed $1.0 million of additional capital to PGTC LLC. In addition, the Company loaned PGTC LLC $1.5 million during the three months ended September 30, 2000 at a rate of 9.5% p.a. repayable within 120 days.

         In January 2000, a suit was filed against the Company in connection with the sale by the Company of an aircraft engine for cash consideration. The buyer of the engine alleges that the sale was not validly consummated and amongst other things requests that the purchase price of the engine, $3.2 million, be returned to the buyer. The Company is vigorously contesting the suit and has filed a cross-complaint in connection with the suit. The Company believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position.

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

         In May 1999, the Company entered into an agreement with the Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC. The Company contributed the operations and assets of its wholly owned subsidiary Pacific Gas Turbine Center, Incorporated ("PGTC Inc.") (with a book value of $5.7 million) and Chromalloy contributed working capital to the joint venture. Both the Company and Chromalloy have a 50% interest in the joint venture. Under the equity method, the original contribution was recorded at cost and is adjusted periodically to recognize the Company's share of the earnings or losses of PGTC LLC after the date of formation. The contribution is shown in the Company's Consolidated Balance Sheet as a single amount and earnings or losses are shown in the Consolidated Statement of Income as a single amount. All intercompany profits or losses are eliminated.

         In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. The Company's investment in Sichuan Snecma at September 30, 2000 is $0.8 million. This investment represents approximately a 7% interest in the joint venture. This joint venture is in its start-up phase of activity.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       OPERATING SEGMENTS

         The Company operates in two business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft spare engines and other aircraft equipment and (ii) Spare Parts Sales which involves the purchase and resale of after market engine and airframe parts.

         In July 1998, the Company formed PGTC Inc. to engage in engine disassembly and maintenance, repair and overhaul services. At the end of May 1999, the Company's investment in and the operations of PGTC Inc. were contributed to a joint venture, PGTC LLC (see note 4 above). During the five months ended May 31, 1999, while PGTC Inc. was a wholly owned subsidiary of the Company, the majority of PGTC Inc.'s revenue was derived from services provided to Willis Aeronautical Services, Inc. (WASI), the Company's spare parts subsidiary. Revenue from third parties during this period was not material. Accordingly, for the five months ended May 31, 1999 the operations of PGTC Inc. are included in the Spare Parts Sales segment. Subsequent to the formation of PGTC LLC, because PGTC LLC is an unconsolidated affiliate accounted for using the equity method of accounting, PGTC LLC is not included in the operating segment analysis for the three and nine months ended September 30, 2000.

         The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

         In September 1999, the Company recognized an inventory write down due to a revaluation of inventory of WASI. The write-down, which totaled $7.4 million, was taken as an expense for the quarter ended September 30, 1999.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents a summary of the operating segments (in thousands):


                            For the three months ended September 30, 2000        For the three months ended September 30, 1999
                            ---------------------------------------------        ---------------------------------------------
                                               Spare                                               Spare
                                               Parts                                               Parts
                               Leasing         Sales           Total                Leasing        Sales          Total
                            ---------------------------------------------        ---------------------------------------------


Revenue
Lease revenue                    $11,770           $783           $12,553            $11,229          $1,550           $12,779
Gain on sale of leased
 equipment                         3,225                            3,225              2,202                             2,202
Spare parts sales                                 6,022             6,022                              6,065             6,065
                            ---------------------------------------------        ---------------------------------------------
Total revenue                     14,995          6,805            21,800             13,431           7,615            21,046

Expenses
Depreciation expense               2,854            790             3,644              2,696             805             3,501
Cost of spare parts                               4,283             4,283                             13,989            13,989
General and administrative         2,521          1,127             3,648              3,499           1,046             4,545
                            ---------------------------------------------        ---------------------------------------------
Total expenses                     5,375          6,200            11,575              6,195          15,840            22,035
                            ---------------------------------------------        ---------------------------------------------

Earnings (loss) from
 operations                        9,620            605            10,225              7,236          (8,225)             (989)

Interest expense                   5,690            911             6,601              5,031           1,017             6,048
Interest and other income           (258)            (6)             (264)              (252)            (82)             (334)
Residual share                       168                              168                212                               212
                            ---------------------------------------------        ---------------------------------------------
Net interest and finance cost      5,600            905             6,505              4,991             935             5,926
                            ---------------------------------------------        ---------------------------------------------
Earnings (loss)
 before taxes*                    $4,020          ($300)           $3,720             $2,245         ($9,160)          ($6,915)
                            =============================================        =============================================
Total assets as of
 September 30, 2000 and 1999*   $358,242        $47,536          $405,778           $367,671         $43,356          $411,027
                            =============================================        =============================================


* Earnings (loss) before taxes and total assets for the periods ended September 30, 2000 and 1999 do not include results from or investment in unconsolidated affiliates.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents a summary of the operating segments (in thousands):


                               For the nine months ended September 30, 2000        For the nine months ended September 30, 1999
                               ---------------------------------------------        ---------------------------------------------
                                                  Spare                                               Spare
                                                  Parts                                               Parts
                                  Leasing         Sales           Total                Leasing        Sales          Total
                               ---------------------------------------------        ---------------------------------------------



Revenue
Lease revenue                      $35,208         $3,025            $38,233            $31,854          $2,572           $34,426
Gain on sale of leased
 equipment                           8,129                             8,129              9,462                             9,462
Spare parts sales                                  21,331             21,331                             21,254            21,254
Sale of equipment acquired
 for resale                                         2,500              2,500              9,775                             9,775
                               ---------------------------------------------        ---------------------------------------------
Total revenue                       43,337         26,856             70,193             51,091          23,826            74,917

Expenses
Depreciation Expense                 8,339          2,300             10,639              8,118           1,367             9,485
Cost of spare parts                                16,270             16,270                             25,248            25,248
Cost of equipment acquired
 for resale                                         2,150              2,150              8,354                             8,354
General and administrative           8,362          3,114             11,476              8,935           4,698            13,633
                               ---------------------------------------------        ---------------------------------------------
Total expenses                      16,701         23,834             40,535             25,407          31,313            56,720
                               ---------------------------------------------        ---------------------------------------------

Earnings (loss)
 from operations                    26,636          3,022             29,658             25,684          (7,487)           18,197

Interest expense                    16,728          2,840             19,568             13,588           2,466            16,054
Interest and other income             (743)            17               (726)              (714)           (197)             (911)
Residual share                         508                               508                635                               635
                               ---------------------------------------------        ---------------------------------------------
Net interest and finance cost       16,493          2,857             19,350             13,509           2,269            15,778
                               ---------------------------------------------        ---------------------------------------------

Earnings (loss) before taxes*      $10,143           $165            $10,308            $12,175         ($9,756)(1)        $2,419
                               =============================================        =============================================
Total assets as of
 September 30, 2000 and 1999*     $358,242        $47,536           $405,778           $367,671         $43,356          $411,027
                               =============================================        =============================================


* Earnings (loss) before taxes and total assets for the periods ended September 30, 2000 and 1999 do not include results from or investment in unconsolidated affiliates.
(1) The Company estimates that loss from operations would have been $8.7 million if the effect of PGTC Inc.'s operations, after intercompany eliminations, were eliminated from the results of the spare parts segment.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       NOTES PAYABLE

         At September 30, 2000 notes payable consists of bank loans totaling $282.7 million payable over periods of 2 to 6 years with current interest rates varying between approximately 6.95% and 11.8%.

         Included in notes payable is a $150.0 million revolving credit facility. As of September 30, 2000 $25.8 million was available under this facility subject to the Company providing sufficient collateral. The facility has a two-year revolving period which ended September 2000 but has been extended to December 15, 2000 followed by a term-out period ending September 2004. It is renewable annually with an interest rate currently of LIBOR plus 2.0%.

         At September 30, 2000 the Company also had a $125.0 million debt warehouse facility available to a wholly owned, consolidated special purpose finance subsidiary, WLFC Funding Corporation. The facility is renewable annually and has an eight-year term with a revolving period to February 2001 followed by a seven-year amortization period. Currently the interest rate is commercial paper plus 1.55%. As of September 30, 2000, $28.4 million was available under this facility subject to the Company providing sufficient collateral.

         At September 30, 2000, the Company had a $29.2 million term loan facility available to a wholly owned, consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary. The facility is a five year term loan with a final maturity of June 30, 2005. The interest rate on this facility is currently LIBOR plus 2.05%. This facility is fully drawn.

The following is a summary of the aggregate maturities of notes payable at September 30, 2000 (dollars in thousands):



Year ending December 31,


2000                   $6,540
2001                   37,082
2002                   37,397
2003                   34,273
2004                   68,522
2005 and thereafter    98,922
                    ---------
                     $282,736
                    =========

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment. In addition, the Company engages in the selective purchase, sale and resale of commercial aircraft engines. The Company, through Willis Aeronautical Services, Inc. ("WASI"), also specializes in the purchase and resale of aftermarket airframe and engine parts, engines, modules and rotable components. The Company, through its joint venture PGTC LLC (see footnote 4) provides engine disassembly and maintenance, repair and overhaul services to the Company and third parties from its San Diego location.

         Revenue consists primarily of lease revenue, income from the sale of spare parts and components and income from the sale of engines and equipment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

         LEASING RELATED ACTIVITIES. Lease related revenue for the quarter ended September 20, 2000, decreased 2% to $12.6 million from $12.8 million for the comparable period in 1999. This decrease reflects lease related revenues from fewer engines. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2000 and 1999 was $335.8 million and $345.2 million, respectively.

         During the quarter ended September 30, 2000, two engines were added to the Company's lease portfolio at a total cost of $2.7 million. Seven engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $20.6 million and were sold for a gain of $3.2 million.

         During the quarter ended September 30, 1999, 12 engines and one aircraft were added to the Company's lease portfolio at a cost of $27.6 million. The Company sold or transferred five engines from the lease portfolio. The engines sold from the lease portfolio had a net book value of $7.1 million and were sold for a gain of $2.2 million.

         SPARE PARTS SALES. During the quarter ended September 30, 2000, revenue from spare parts sales totaled $6.0 million. The level of revenue during the third quarter was 1% lower than the $6.1 million in the comparable period in 1999. Gross margin increased to 29% from negative margins in the corresponding period in 1999. The negative gross margin in the comparable period was due to an inventory write-down of $7.4 million.

         DEPRECIATION EXPENSE. Depreciation expense increased 4% to $3.6 million for the quarter ended September 30, 2000 from the comparable period in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 20% to $3.6 million for the quarter ended September 30, 2000, from the comparable period in 1999. The decrease reflects reductions in general and administrative expenses associated with the leasing and spare parts business segments.

         INTEREST EXPENSE AND FINANCE COSTS. Interest expense related to all activities increased 9% to $6.6 million for the quarter ended September 30, 2000 from the comparable period in 1999, due to an increase in interest rates. Residual sharing expense related to debt decreased 21% to $168,000 for the quarter ended September 30, 2000 from $212,000 for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of September 30, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


proceeds. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds. Interest and other income for each of the quarters ended September 30, 2000 and 1999, was $0.3 million. Interest is earned on cash, deposits held and notes receivable.

         INCOME TAXES. Income tax expense for the quarter ended September 30, 2000 was $1.3 million compared to an income tax benefit of $2.9 million for the comparable period in 1999. The effective tax rate for the quarters ended September 30, 2000 and 1999 were 39% and 40%, respectively.

         LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines (see footnote 4 above). The Company accounts for its 50% interest in the joint venture using the equity method. During the three months ended September 30, 2000 and 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, was $325,000 and $395,000 respectively.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

         LEASING RELATED ACTIVITIES. Leasing related revenue for the nine months ended September 30, 2000, increased 11% to $38.2 million from $34.4 million for the comparable period in 1999. This increase reflects lease related revenues from a higher average level of leased assets held during that period.

         During the nine months ended September 30, 2000, 15 engines were added to the Company's lease portfolio at a total cost of $48.9 million. Nineteen engines from the lease portfolio were sold or transferred to inventory for sale. The engines sold from the lease portfolio had a total net book value of $38.9 million and were sold for a gain of $8.1 million.

         During the nine months ended September 30, 1999, 42 engines and one aircraft were added to the Company's lease portfolio at a total cost of $107.9 million. Nineteen engines and three spare parts packages were sold or transferred from the lease portfolio. The engines sold had a net book value of $36.2 million and were sold for a gain of $9.5 million.

         SPARE PARTS SALES. During the nine months ended September 30, 2000, revenue from spare parts sales totaled $21.3 million of which $3.5 million was associated with the sale of whole engines. Gross margins increased to 24% from negative margins in the corresponding period in 1999. The negative margin in 1999 was due to an inventory write-down of $7.4 million.

         DEPRECIATION EXPENSE. Depreciation expense increased 12% to $10.6 million for the nine months ended September 30, 2000 from the comparable period in 1999, due primarily to a higher average level of lease portfolio assets held during the period.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 16% to $11.5 million for the nine months ended September 30, 2000, from the comparable period in 1999. This change was primarily due to the five months of expenses related to PGTC Inc. included in the period ended September 30, 1999 whereas, under the equity method of accounting, no expenses from PGTC LLC's operations are included in the period ended September 30, 2000. Additionally, the decrease reflects reductions in general and administrative expenses associated with the leasing and spare parts business segments.

         INTEREST EXPENSE AND FINANCE COSTS. Interest expense related to all activities increased 22% to $19.6 million for the nine months ended September 30, 2000 from the comparable period in 1999, due to an increase in interest rates and average debt outstanding. This increase in debt was primarily related to debt associated with the higher average level of lease portfolio assets held during the period. Residual sharing expense related to debt decreased 20% to $508,000 for the nine months ended September 30, 2000 from $635,000 for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of September 30, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.
Interest and other income for each of the nine months ended September 30, 2000 and 1999 were $0.7 million and $0.9 million, respectively. Interest is earned on cash, deposits held and notes receivable.

         INCOME TAXES. Income tax expense for the nine months ended September 30, 2000 was $3.6 million compared to income tax expense of $0.8 million for the comparable period in 1999. This increase reflects an increase in the Company's pre-tax earnings partially due to the inventory write-down in September, 1999. The effective tax rate for the nine months ended September 30, 2000 and 1999 were 39% and 40%, respectively.

         LOSS FROM UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into a joint venture to perform maintenance, repair and overhaul of commercial jet aircraft engines (see footnote 4 above). The Company accounts for its 50% interest in the joint venture using the equity method. During the nine months ended September 30, 2000 and 1999, the Company's share of net losses from the joint venture, after inter-company eliminations, was $1.1 million and $435,000 (representing 4 months trading from May 1999), respectively.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

         SFAS No. 137, "Accounting for Derivatives, Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 2000, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


         In September 2000 FASB issued SFAS No. 140, "Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125."

         Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities. The provisions of Statement 140 will become effective for transactions entered into after March 31, 2001. The Company is currently evaluating the impact of SFAS 140 on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and unrestricted cash balances. Cash of approximately $66.8 million and $113.8 million, in the nine month period ended September 30, 2000 and 1999, respectively, was derived from borrowings. Cash flow from operating activities provided $11.8 million and $15.1 million in the nine month periods ended September 30, 2000 and 1999, respectively. In these same time periods, $73.7 million and $59.5 million, respectively, of cash was used to repay debt.

         The Company's primary use of funds is for the purchase of equipment for lease. Approximately $48.9 million and $107.9 million of funds were used for this purpose in the nine month period ended September 30, 2000 and 1999, respectively.

         At September 30, 2000, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for sale or lease as well as for general working capital purposes. As of September 30, 2000, $25.8 million was available under this facility, subject to the Company providing sufficient collateral.

         At September 30, 2000, the Company had a $125.0 million debt warehouse facility. The facility is available to a wholly owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines transferred by the Company to such finance subsidiary or acquired by it. The subsidiary is consolidated for financial statement presentation purposes. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. As of September 30, 2000, $28.4 million was available under this facility assuming compliance with the facility's terms including sufficiency of collateral.

         Approximately $6.5 million of the Company's debt is repayable during the remainder of 2000. Such repayments consist of scheduled installments due under term loans.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


         The Company has committed to purchase, during the remainder of 2000, one additional used engine for its operations for not more than $4.5 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

         At September 30, 2000, $250.1 million of the Company's borrowings were on a variable rate basis at various interest rates tied to LIBOR, the commercial paper rate, or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

         In September 1996, the Company purchased an amortizing interest rate cap, maturing in October, 2000, in order to limit its exposure to increases in interest rates on a portion of its variable rate borrowings. Pursuant to this cap, the counter party will make payments to the Company, based on the notional amount of the cap, if the three-month LIBOR rate is in excess of 7.66%. As of September 30, 2000, the notional principal amount of the cap was $26.0 million. The cost of the cap is being amortized as an expense over its remaining term. To further mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $60.0 million, a weighted average remaining term of 15 months and a weighted average fixed rate of 5.90%.

         Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of September 30, 2000, such swap agreements had notional outstanding amounts totaling $65.0 million, a weighted average remaining term of 29 months and a weighted average fixed rate of 6.02%.

         Interest expense for the three and nine month periods ended September 30, 2000 was affected by the Company's interest rate hedges by approximately $206,000 and $331,000, respectively. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

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

         The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines and spare parts, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) fuel costs, (vi) downturns in the air transportation industry, (vii) increased fare competition,
(viii) decreases in growth of air traffic, (ix) unanticipated early lease termination or a default by a lessee, (v) the timing of engine acquisitions,
(xi) engine marketing activities, (xii) fluctuations in market prices for the Company's assets. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

         A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition and/or results of operations. Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code, creditors are automatically stayed from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft, aircraft engines or parts in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection. Leases of spare parts may involve additional risks. For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than the engine.

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

         During the nine month period ended September 30, 2000, 74% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

         The Company has experienced significant growth in lease revenues during the last twelve months. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future changes to earnings related to the amortization of goodwill and other intangible assets,
(iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels,
(v) diversion of management's attention from ongoing business operations, and
(iv) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


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

         A change in the market for aircraft and engine parts or a reduction in demand for the parts carried by the Company could result in the Company's inventory being overvalued and could require the Company to write down its inventory valuations in order to bring them into line with the revised fair market value. Airline manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. There is no assurance that a write-down would not adversely affect the Company's business, operating results or financial condition.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.2 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.3 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

         The Company is also exposed to currency devaluation risk. During the nine month period ended September 30, 2000, 74% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2000

                               Willis Lease Finance Corporation

                               By:  /s/   NICHOLAS J. NOVASIC
                                  ---------------------------
                                  Nicholas J. Novasic
                                  Chief Financial Officer

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES


PART II

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

10.1               Second Amendment to Amended and Restated Series 1997-1
                   Supplement, incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March
                   31, 2000.*


10.2               Amended and Restated Credit Agreement as of February 10,
                   2000, incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 31, 2000.*

10.3               Employment contract for Nicholas J. Novasic dated June 15,
                   2000.

11.1               Statement regarding computations of per share earnings.

27.1               Financial Data Schedule.



-----------------------------------------
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)      Reports on Form 8-K

         On August 18, 2000 the Company filed a report on Form 8-K disclosing under Item 5 that Director Robert Rau resigned from the Board of Directors.