Form 10-K
period 2000-12-31
WILLIS LEASE FINANCE CORP
filed 2001-04-02
CIK 1018164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


                               TITLE OF EACH CLASS
                             -----------------------
                                  COMMON STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 2001 was approximately $40.6 million (based on a closing sale price of $9.38 per share as reported on the NASDAQ National Market).

    The number of shares of the registrant's Common Stock outstanding as of March 19, 2001 was 8,713,836.

    The Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

                        WILLIS LEASE FINANCE CORPORATION
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.           Business                                                     3
Item 2.           Properties                                                   9
Item 3.           Legal Proceedings                                            9
Item 4.           Submission of Matters to a Vote of Security Holders          9


                                     PART II

Item 5.           Market for Registrant's Common Equity
                      and Related Stockholder Matters                         10
Item 6.           Selected Financial Data                                     10
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                               11
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk  19
Item 8.           Financial Statements and Supplementary Data                 19
Item 9.           Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                 19

                                    PART III

Item 10.          Directors and Executives Officers of the Registrant         19
Item 11.          Executive Compensation                                      19
Item 12.          Security Ownership of Certain Beneficial Owners and
                     Management                                               19
Item 13.          Certain Relationships and Related Transactions              19

                                     PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 8-K       20


                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Willis Lease Finance Corporation and its subsidiaries (the "Company") is a provider of aviation services focusing on leasing aftermarket commercial aircraft engines and other aircraft-related equipment. The Company provides this service to passenger airlines and air cargo carriers. Aircraft operators require engines and parts beyond those installed in the aircraft that they operate. These "spare" aircraft engines and parts are required for various reasons including requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, and Federal Aviation Administration ("FAA") directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines.

    The Company's core focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 2000, the Company had a total lease portfolio (including 10 engines counted as discontinued operations) of 52 lessees in 23 countries and the Company's total lease portfolio (including net investments in direct finance leases) consisted of 110 engines, six aircraft and four spare parts packages with an aggregate net book value of $419.9 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

    In 1994, the Company began selling aircraft parts and components through a subsidiary Willis Aeronautical Services, Inc. ("WASI"). WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. WASI was sold in November 2000, as described below.

    In 1998, the Company began disassembling commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center, Incorporated ("PGTC Inc."). PGTC Inc. received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines. PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center, LLC ("PGTC LLC"). PGTC Inc. and its successor, PGTC LLC provide engine disassembly and maintenance, repair and overhaul services to the Company and third parties. The Company sold its interest in PGTC LLC in November 2000, as described below.

    On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, a corporation organized under the laws of Switzerland ("Flightlease"), SR Technics Group, a corporation organized under the laws of Switzerland ("SRT"), FlightTechnics, LLC, a Delaware limited liability company ("FlightTechnics") and SR Technics Group America, Inc., a Delaware corporation ("SRT Group America"), each of which are affiliated companies.

    The Company sold its membership interests in its engine maintenance, repair and testing joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC ("PGTC LLC"), to SRT Group America for $13.1 million (subject to post-closing adjustments). Also, the Company sold its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. ("WASI"), to SRT Group America for $24.9 million. The Company acquired five aircraft engines from SRT for $43.0 million drawn from the proceeds of the sale of WASI and its membership interests in PGTC LLC and subsequently leased them back to SRT for periods of four and ten years.

    The Company entered into a three year business cooperation period with Flightlease and SRT by which Flightlease and SRT have price discounts and lowest price guarantees on short term and long term engine leases from the Company. Flightlease and SRT in turn will provide the Company with access to spare engines, will promote the Company's engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and Flightlease's and SRT's other business partners. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company's discretion, to SRT at pre-determined prices.

    The Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option, exercisable within 18 months of the closing date, to purchase newly issued shares of its common stock in a private placement in an amount between 1,700,000 shares and up to an amount that would give FlightTechnics 34.9% of the Company's issued and outstanding common stock. The price per share for the first additional 1,700,000 shares purchased pursuant to this option will be $15.00, and the price per share for any shares purchased in excess of the first additional 1,700,000 shares will be $16.50. FlightTechnics has two demand registration rights which are exercisable beginning three years after the closing date. The Company amended its Rights Agreement dated September 24, 1999 between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an "Exempt Person", subject to FlightTechnics and its affiliates owning a certain percentage of the Company's common stock.

    FlightTechnics also may purchase more shares of the Company's common stock in the open market or from existing shareholders upon the occurrence of certain conditions, but in no event may FlightTechnics and its affiliates collectively own more than 49.9% of the Company's issued and outstanding common stock. Certain stockholders, including Charles F. Willis IV, and FlightTechnics have also agreed to certain voting provisions and to restrictions on their abilities to sell their shares of the Company's common stock.

    As part of these transactions, Donald A. Nunemaker resigned as a member of the Company's board of directors, although he remains the Company's Executive Vice President and Chief Administrative Officer. In his place, the Company's board of directors appointed Hans Jorg Hunziker, President of Flightlease, to the board. FlightTechnics has the right to appoint an additional director to the Company's board of directors upon the exercise of its option, at which time the board membership will be increased from five directors to seven directors.

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

    Upon termination of a lease, the Company will re-lease or sell the aircraft equipment. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply and cost of aircraft equipment and technological developments. In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its ability to service debt may be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

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

    The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International ("CFM"), General Electric, Pratt & Whitney ("PW"), Rolls Royce and International Aero Engines. As of December 31, 2000, all but 20 (10 of which are classified as discontinued operations) of the engines in the Company's lease portfolio were Stage III or Stage II engines that have been fitted with "hush-kits" and were generally suitable for use on one or more commonly used aircraft. The Company's parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft. The Company's investments in aircraft have primarily involved the purchase of de Havilland DHC-8 commuter aircraft which are Stage III compliant. The Company may make further investments in aircraft for lease in the future.

    As of December 31, 2000, the Company had a total portfolio of 110 aircraft engines and related equipment (including 10 engines counted as discontinued operations), four spare parts packages and six aircraft with an aggregate original cost of $451.9 million in its lease portfolio. As of December 31, 1999, the Company had a total portfolio (including 14 engines counted as discontinued operations) of 101 aircraft engines and related equipment, four spare parts packages and eight aircraft with an aggregate original cost of $370.5 million in its lease portfolio.

    As of December 31, 2000, minimum future rentals for continuing operations under the noncancelable leases (both operating and direct finance leases) of these engines, parts and aircraft assets was as follows:



              YEAR                                                                      (in thousands)
              ----
              2001  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $47,782
              2002  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,267
              2003  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,915
              2004  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,945
              2005  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,952
              Thereafter  .  . . . . . . . . . . . . . . . . . . . . . . . . . .            19,975
                                                                                            ------
                                                                                          $153,836
                                                                                          ========

    LESSEES. As of December 31, 2000, for continuing operations, the Company had 45 lessees of commercial aircraft engines and other aircraft-related equipment in 23 countries.

     The following table displays the regional profile of the Company's lease customer base for continuing operations for the years ended December 31, 2000, 1999 and 1998. No single country other than the United States accounted for more than 7%, 10% and 11% of the Company's lease revenue for the years ended December 31, 2000, 1999 and 1998, respectively.


                             YEAR ENDED DECEMBER 31, 2000       YEAR ENDED DECEMBER 31, 1999        YEAR ENDED DECEMBER 31, 1998
                             ----------------------------       ----------------------------        ----------------------------
(dollars in thousands)           LEASE                           LEASE                              LEASE
                                REVENUE         PERCENTAGE       REVENUE        PERCENTAGE          REVENUE          PERCENTAGE
                               ---------        ----------       -------        ----------          -------          ----------
United States                  $12,554              26%         $10,191              23%             $9,465              30%
Europe                          16,775              34           13,557              31               6,704              21
Mexico                           3,560               7            4,546              10               3,440              11
Canada                           4,141               8            3,327               8               2,047               6
Australia/New Zealand              280               1              551               1                 925               3
Asia                             4,173               9            4,147              10               2,710               9
South America                    5,840              12            6,751              15               5,399              17
Middle East                      1,689               3            1,009               2                 917               3
                             ----------------------------------------------------------------------------------------------------
Total                          $49,012             100%         $44,079             100%            $31,607             100%
                             ----------------------------------------------------------------------------------------------------


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

DISCONTINUED OPERATIONS

EQUIPMENT HELD FOR LEASE

    As part of the transaction with SRT and affiliates, the Company agreed to retain a lease portfolio of 10 engines maintained and managed by WASI. Certain of these engines are subject to put option arrangements where, at the option of the Company, these engines can be sold to SRT Group America. In addition, other additional engines have been identified as likely to be sold during the next year.

    To the extent that the engines in the portfolio retained are subject to put options and do not fit within the Company's main portfolio or are identified as likely to be sold, the assets and the results of operation are included in discontinued operations.

    As of December 31, 2000, for discontinued operations, the Company had three lessees of commercial aircraft engines in two countries, the USA and Mexico.

SPARE PARTS SALES

    In 1994, the Company began selling aircraft parts and components to airlines, air cargo carriers, Maintenance, Repair and Overhaul (MRO) facilities and other aircraft parts distributors through WASI. WASI purchases and resells aftermarket engine parts, engines, modules, airframes and rotable components. WASI purchases individual engine parts from airlines and others in the aftermarket or acquires whole engines and aircraft. WASI has contracted with PGTC Inc. and currently contracts with PGTC LLC as well as third parties to have the engines dismantled and with third parties to have the aircraft dismantled into their component parts for resale. Some of the parts are overhauled for WASI by FAA-authorized repair agencies and then offered for sale to airlines, maintenance and repair facilities, and distributors. To date, WASI has targeted primarily General Electric CF6-50, Pratt & Whitney JT8D, JT9D and PW4000 aircraft engines and components. These engines are amongst the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft, including the Boeing 727, 737, 747, 757 and 767, the McDonnell Douglas MD-80 series and the Airbus A300, A310, A320, A330 and A340 aircraft. WASI has begun to expand into engine components for the CFM-56, a high thrust engine used on the popular Boeing 737.

The Company sold its shares in WASI on November 30, 2000.

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

    In May 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation ("Chromalloy"), to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC. The Company contributed the operations and assets of its wholly owned subsidiary PGTC Inc. and Chromalloy contributed working capital to the joint venture giving each a 50% interest in the joint venture.

    The Company sold its 50% interest in the PGTC LLC joint venture on November 30, 2000.

FINANCING/SOURCE OF FUNDS

     The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 100% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under several of the Company's term loans, the lender is entitled to receive most of the lease payments associated with the financed equipment to apply to debt service. Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the financial condition of the underlying lessees, the terms of the lease and percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the "equity" portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

    The markets for the Company's products and services are very competitive, and the Company faces competition from a number of sources. These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts redistributors. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, larger and more diverse inventories, complementary lines of business and greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

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

    Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of
Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2000, all but 20 (10 of which are classified as discontinued operations) of the engines in the Company's lease portfolio were Stage III engines. The 20 engines that do not meet Stage III noise level requirements (Stage II engines) are on-lease or available for lease to customers located in countries which have not adopted Stage III noise regulations such as Mexico and the countries of South America. Additionally, Stage II engines may be "hush-kitted" so as to meet Stage III noise regulations.

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

EMPLOYEES

     As of December 31, 2000, the Company had 33 full-time employees and 1 part-time employee (excluding consultants), in equipment acquisition, leasing, sales and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.


ITEM 2. PROPERTIES

     The Company's principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,300 square feet of office space and expires on May 31, 2003. Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location. The Company also sub-leases from WASI on a month-to-month basis approximately 2,800 square feet of office and warehouse space for the Company's operations at San Diego, California.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The following information relates to the Company's Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 19, 2001 there were approximately 917 stockholders of record of the Company's Common Stock.

    The high and low sales price of the Common Stock for each quarter of 2000 and 1999, as reported by NASDAQ, are set forth below:

                                           2000                      1999
                                           ----                      ----
                                    HIGH         LOW            HIGH        LOW
First Quarter                      $ 9.13       $5.00         $19.25      $14.87
Second Quarter                       8.56        6.00          18.25       14.50
Third Quarter                        8.00        5.81          17.37       13.19
Fourth Quarter                      10.00        5.06           7.31        3.81

    During the years ended December 31, 2000 and 1999 the Company did not pay cash dividends to Company stockholders.

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


                                                                             YEARS ENDED DECEMBER, 31
                                                                    -----------------------------------------
   (dollars in thousands)                                             2000       1999        1998        1997        1996
                                                                      ----       ----        ----        ----
REVENUE:
   Lease revenue                                                     49,012     44,079      31,607      19,304     13,741
   Gain on sale of leased equipment                                   8,129     11,371      12,628       4,165          2
   Sale of equipment acquired for resale                                  -      9,775       4,106      12,748     12,105
   Other Income                                                         489          -           -           -          -
                                                              ------------------------------------------------------------
   Total revenue                                                     57,630     65,225      48,341      36,217     25,848
                                                              ------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                     5,474     10,123       8,314       3,943      2,103
                                                              ------------------------------------------------------------

NET INCOME                                                            7,814      3,283       9,251       7,338      2,804
                                                              ------------------------------------------------------------

BASIC EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE       $     0.73  $    1.37   $    1.14    $   0.72   $   0.56
DILUTED EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE     $     0.72  $    1.36   $    1.11    $   0.69   $   0.56

BALANCE SHEET DATA:
   Total assets                                                  $  455,930  $ 408,752   $ 326,105   $ 196,667   $123,987
   Debt (includes capital lease obligation)                      $  301,346  $ 292,167   $ 214,860   $ 104,235   $ 76,146
   Shareholder's equity                                          $   95,690  $  69,538   $  65,842   $  54,601   $ 23,202

LEASE PORTFOLIO:
  Engines at end of the period - continuing operations                  100         87          69          44         32
  Engines at end of the period - discontinued operations                 10         14           5           -          -
  Spare parts packages at the end of the period                           4          4           7           7          2
  Aircraft at the end of the period                                       6          8           5           3          -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     GENERAL. The Company's core focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment. As of December 31, 2000, the Company had a total portfolio (including engines counted as discontinued operations) of 52 lessees in 23 countries and its total lease portfolio consisted of 110 engines, six commuter aircraft and four spare parts packages with an aggregate net book value of $419.9 million. The Company targets medium-term operating leases, typically with initial lease terms of three to seven years, where the Company retains the risks and benefits associated with the residual value of the leased asset. The Company actively manages its portfolio and structures its leases in order to enhance these residual values. The Company's leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

     In 1994, the Company began selling aircraft parts and components through WASI. WASI's strategy is to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which can be dismantled and sold as parts at a greater profit. WASI also supplies certain parts and components used in the maintenance, repair and overhaul of the Company's portfolio of aircraft and engines. WASI was sold on November 30, 2000.

    In 1998, the Company began disassembling commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center, Incorporated ("PGTC Inc."). PGTC Inc. received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines. PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification. In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture, Pacific Gas Turbine Center, LLC ("PGTC LLC"). PGTC Inc. provided and its successor, PGTC LLC provides engine disassembly and maintenance, repair and overhaul services to the Company and third parties. The Company sold its interest in PGTC LLC on November 30, 2000.

    With the sale of these two businesses, the Company no longer engages in the business of parts sales or in dissembling repair and maintenance of aircraft engine, and its core focus is its leasing portfolio.

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

    The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For assets that are leased with an intent to disassemble upon lease termination, the Company depreciates the assets over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.

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

    SALES RELATED ACTIVITIES. For equipment sold out of the Company's lease portfolio, the Company recognizes the gain associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

    The Company engages in the selective purchase and sale of commercial aircraft engines and engine components. Assets acquired for resale are recorded at the lower of cost or net realizable value. Gross revenue from the sale of equipment is reflected as sale of equipment acquired for resale with the corresponding cost of the equipment shown as an expense item.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenue from continuing operations is summarized as follows:


                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                           2000                         1999
                                               ----------------------------------------------------------
                                                   AMOUNT            %           AMOUNT           %
                                                   ------            -           ------           -
                                                                (DOLLARS IN THOUSANDS)
      Lease revenue                                  $49,012         85.0%         $44,079        67.6%
      Gain on sale of leased equipment                 8,129         14.1           11,371        17.4
      Sale of equipment acquired for resale                -            -            9,775        15.0
      Other income                                       489          0.9                -           -
                                               ----------------------------- ----------------------------
      Total                                          $57,630        100.0%         $65,225       100.0%
                                               ============================= ============================


    LEASING RELATED ACTIVITIES. Lease related revenue for the year ended December 31, 2000, increased 11% to $49.0 million from $44.1 million for the comparable period in 1999. This increase reflects lease related revenues from additional engines. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2000 and 1999 was $416.7 million and $338.6 million, respectively, an increase of 23%.

    During the year ended December 31, 2000, 27 engines and three aircraft were added to the Company's lease portfolio at a total cost of $137.9 million. Eighteen engines from the lease portfolio were sold or transferred to WASI for sale as parts. The engines sold had a total net book value of $36.5 million and were sold for a gain of $8.1 million.

    During the year ended December 31, 1999, 24 engines and three spare parts packages, from the lease portfolio were sold or transferred to WASI for sale as parts. These engines and the parts packages had a total net book value of $39.2 million and were sold for a gain of $11.4 million.

    During the year ended December 31, 1999, the Company sold three engines acquired for resale for $9.8 million resulting in a gain of $1.4 million.

    OTHER INCOME. Other income relates to a one-time event associated with assignment of a lease for office and warehouse space.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense related to continuing activities increased 22% to $24.6 million for the year ended December 31, 2000, from the comparable period in 1999, due to an increase in average debt outstanding and interest rates during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense decreased 25% to $0.6 million for the year ended December 31, 2000 from $0.8 million for the comparable period in 1999. Residual sharing arrangements apply to two of the Company's engines as of December 31, 2000 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

    INTEREST INCOME. Interest income for the year ended December 31, 2000, decreased to $0.9 million from $1.0 million for the year ended December 31, 1999.

    DEPRECIATION EXPENSE. Depreciation expense increased 8% to $12.4 million for the year ended December 31, 2000, from the comparable period in 1999, due primarily to the increase in lease portfolio assets in 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 1% to $11.9 million for the year ended December 31, 2000, from the comparable period in 1999. Five months of expenses related to PGTC Inc. are included in the year ended December 31, 1999.

    INCOME TAXES. Income taxes, exclusive of tax on discontinued operations for the year ended December 31, 2000, increased to $3.5 million from $3.2 million for the comparable period in 1999. This increase reflects an increase in the Company's effective tax rate for the year ended December 31, 2000 to approximately 39% on continuing operations from approximately 24% in 1999 due to adjustments of state tax apportionment. The Company's tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

   DISCONTINUED OPERATIONS. In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its joint venture (PGTC LLC). The sale was completed on November 30, 2000.

    Accordingly, the Company's parts operations and its equity share of the results of the joint venture are accounted for as discontinued operations and prior periods financial statements have been reclassified accordingly.

   Net earnings/(loss) from discontinued operations for the years ended December 31, 2000 and 1999 are as follows (in thousands of dollars):



                                                           2000        1999
                                                           ----        ----
     Revenue:
     Operating lease income                                $2,383      $4,087
     Gain on sale of leased equipment                           -           -
     Spare parts sales                                     23,479      25,436
     Sale of equipment acquired for resale                  2,500           -
     Other income                                            (20)         231

                                                     -------------------------
     Total Revenue                                        $28,342     $29,754
                                                     -------------------------

     Expenses:
     Depreciation expense                                  $2,206      $2,183
     Cost of spare parts sales                             18,030      28,317
     Cost of equipment acquired for resale                  2,150           -
     General and administrative                             3,153       5,750

                                                     -------------------------
     Total expenses                                       $25,539     $36,250
                                                     -------------------------

     Earnings (loss) from operations:                      $2,803     $(6,496)
     Net interest and finance cost                          1,037       1,902
     Loss from unconsolidated affiliate                     1,344         622
                                                     -------------------------
     Earnings (loss) before income taxes                     $422     $(9,020)
     Income taxes                                            (164)      2,180
                                                     -------------------------
     Net earnings (loss) from discontinued
     operations                                              $258     $(6,840)
                                                     -------------------------


The gain on disposal of discontinued operations for the year ended December 31, 2000 is as follows (in thousands of dollars):


Proceeds from sale of shares in WASI and interest in PGTC LLC              $37,985
Book value of assets sold                                                 (33,759)
                                                                          --------
                                                                            $4,226
Transaction costs                                                            (448)
Operating loss from measurement date to closing                              (588)
Write-down of leased engine portfolio                                        (471)
                                                                             -----
Gain on disposal of discontinued operations                                 $2,719
Income tax                                                                   (637)
                                                                             -----
Net gain on disposal of discontinued operations                             $2,082
                                                                            ------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenue from continuing operations is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------
                                                          1999                          1998
                                              -----------------------------------------------------------
                                                   AMOUNT            %           AMOUNT           %
                                                   ------            -           ------           -
                                                                (DOLLARS IN THOUSANDS)
     Lease revenue                                   $44,079         67.6%          $31,607        65.4%
     Gain on sale of leased equipment                 11,371         17.4            12,628        26.1
     Sale of equipment acquired for resale             9,775         15.0             4,106         8.5
                                                       -----         ----             -----         ---
     Total                                           $65,225         100.0%         $48,341       100.0%
                                              ===========================================================


    LEASING RELATED ACTIVITIES. Lease related revenue for the year ended December 31, 1999, increased 39% to $44.1 million from $31.6 million for the comparable period in 1998. This increase reflects lease related revenues from additional engines and aircraft. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 1999 and 1998 was $338.6 million and $283.4 million, respectively, an increase of 19%.

    During the year ended December 31, 1999, 51 engines and three aircraft were added to the Company's lease portfolio at a total cost of $119.8 million. Twenty-four engines and three spare parts packages from the lease portfolio were sold or transferred to WASI for sale as parts. The engines sold had a total net book value of $39.2 million and were sold for a gain of $11.4 million.

    During the year ended December 31, 1998, 10 engines, one spare parts package and one aircraft from the lease portfolio were sold or transferred to WASI for sale as parts. These engines and the aircraft had a total net book value of $25.3 million and were sold for a gain of $12.6 million.

    During the year ended December 31, 1999, the Company sold three engines acquired for resale for $9.8 million which resulted in a gain of $1.4 million, compared to the year ended December 31, 1998, during which the Company sold one engine acquired for resale for $4.1 million resulting in a gain of $0.5 million.

    INTEREST EXPENSE AND RESIDUAL SHARING. Interest expense increased 44% to $20.1 million for the year ended December 31, 1999, from the comparable period in 1998, due to an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense increased 5% to $846,000 for the year ended December 31, 1999 from $803,000 for the comparable period in 1998. Residual sharing arrangements apply to three of the Company's engines as of December 31, 1999 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

    INTEREST INCOME. Interest and other income for the year ended December 31, 1999, decreased to $1.0 million from $1.4 million for the year ended December 31, 1998. The decrease was primarily due to ancillary fees generated in connection with a lease arrangement during the year ended December 31, 1998. The Company had no such fee activity during the comparable 1999 period.

    DEPRECIATION EXPENSE. Depreciation expense increased 56% to $11.5 million for the year ended December 31, 1999, from the comparable period in 1998, due primarily to the increase in lease portfolio assets in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19% to $12.1 million for the year ended December 31, 1999, from the comparable period in 1998. This change reflects increased expenses, in all business segments, associated with staff additions, increased non-capitalizable engine maintenance related expenses, as well as an increase in professional fees. Five months of expenses related to PGTC Inc. are included in the year ended December 31, 1999.

    INCOME TAXES. Income taxes, exclusive of tax on discontinued operations and extraordinary items, for the year ended December 31, 1999, decreased to $3.2 million from $5.6 million for the comparable period in 1998. This decrease mainly reflects a decrease in the Company's effective tax rate for the year ended December 31, 1999. The decrease in the effective tax rate was related to state taxes. The Company's tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

    DISCONTINUED OPERATIONS. In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its joint venture (PGTC LLC). The sale was completed on November 30, 2000.

    Accordingly, the Company's parts operations and its equity share of the results of the joint venture are accounted for as discontinued operations and prior periods financial statements have been reclassified accordingly.

   Net earnings/(loss) from discontinued operations for the years ended December 31, 1999 and 1998 are as follows (in thousands of dollars):


                                                         1999      1998
                                                         ----      ----
     Revenue:
     Operating lease income                              $4,087      $1,439
     Gain on sale of leased equipment                         -         785
     Spare parts sales                                   25,436      24,077
     Other income                                           231          46

                                                       ---------------------
     Total Revenue                                      $29,754     $26,347
                                                       ---------------------

     Expenses:
     Depreciation expense                                $2,183        $875
     Cost of spare parts sales                           28,317      17,245
     General and administrative                           5,750       5,058

                                                       ---------------------
     Total expenses                                     $36,250     $23,178
                                                       ---------------------

     Earnings (loss) from operations:                  $(6,496)      $3,169
     Net interest and finance cost                        1,902       1,273
     Loss from unconsolidated affiliate                     622           -
                                                       ---------------------
     Earnings (loss) before income taxes               $(9,020)      $1,896
     Income taxes                                         2,180       (759)
                                                       ---------------------
     Net earnings (loss) from discontinued operations  $(6,840)      $1,137
                                                       ---------------------


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

    SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement requires the recognition of derivative instruments at their fair value and that changes in the fair value are recorded as components of other Comprehensive Income and/or Earnings for the period. The Company has a limited number of interest rate swaps which will be accounted for under this Statement. Transition arrangements under this Statement mean that the fair value of the swaps, estimated at $0.7 million as of December 31, 2000, would be recorded to Other Comprehensive Income. Future changes in fair value are not estimable at this time.

    In September 2000, FASB issued SFAS 140 "Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125." Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities. The provisions of Statement 140 will become effective for transactions entered into after March 31, 2001. The Company is currently evaluating the impact of SFAS140 on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $104.4 million, $118.2 million and $194.7 million, in the years ended December 31, 2000, 1999 and 1998, respectively, was derived from this activity. In these same time periods $95.3 million, $73.0 million and $51.4 million, respectively, was used to pay down related debt or capital lease obligations. On November 30, 2000, net proceeds from a private placement of common stock and options were approximately $18.2 million. Cash flow from operating activities generated $26.5 million and $24.3 million in the years ended December 31, 2000 and 1999 respectively, and cash flows from operating activities used approximately $20.5 million in the year ended December 31, 1998. The deficit cash flow from operations in 1998 was primarily attributable to the acquisition of used aircraft assets for WASI's inventory and deposits made in connection with future, committed inventory purchases.

    The Company's primary use of funds is for the purchase of equipment for lease. Approximately $137.9 million, $119.8 million and $171.1 million of funds were used for this purpose in the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000, the Company had a $150.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes. As of December 31, 2000, this facility was fully drawn. The facility had a revolving period which ended September 2000 and was extended to January 29, 2001, followed by a term-out period ending September 2004. The interest rate on this facility at December 31, 2000 is LIBOR plus 1.75%.

    At December 31, 2000, the Company had a $125.0 debt warehouse facility. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company. The facility is renewable annually. This facility's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2001 as of December 31, 2000 followed by a seven-year amortization period. At December 31, 2000, the interest rate was a commercial paper based rate plus a spread of 1.55%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of December 31, 2000, $34.6 million was available under this facility. In February 2001, this facility was increased to $180.0 million and its revolving period was extended to February 2002.

    At December 31, 2000 the Company had a $28.7 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary. The facility is a five year term loan with final maturity of June 30, 2005. The interest rate is currently LIBOR plus 2.05%. This facility is fully drawn.

    Approximately $35.6 million of the Company's debt is repayable during 2001. Such repayments consist of scheduled installments due under term loans.

    The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company's current level of operations. A decline in the level of internally generated funds or the availability under the Company's existing debt facilities would impair the Company's ability to sustain its current level of operations. The Company is currently discussing additions to its debt base with its commercial and investment banks. If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

    The Company has committed to purchase, during 2001, additional used aircraft and used engines for its operations. As of December 31, 2000, the Company's current commitment to such purchases is not more than $4.5 million.

MANAGEMENT OF INTEREST RATE EXPOSURE

    To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $30.0 million, a weighted average remaining term of 19 months and a weighted average fixed rate of 6.2%. Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125.0 million warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet such hedging requirements and to manage the variable interest rate risk related to its debt. As of December 31, 2000, such swap agreements had notional outstanding amounts totaling $65.0 million, a weighted average remaining term of 26 months and a weighted average fixed rate of 6.02%. The effect of the hedge instruments was to reduce interest expense by $0.5 million for the year ended December 31, 2000.

    The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company may hedge additional amounts of its floating rate debt during the next year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

    The businesses in which the Company is engaged are capital intensive businesses. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital. The Company is currently in the process of negotiating a new revolving credit facility. There can be no assurance that the necessary amount of capital will continue to be available to the Company on favorable terms or at all or that the new credit facility will be completed on favorable terms or at all. The Company's inability to obtain sufficient capital, or to complete its new credit facility could result in increased funding costs and would limit the Company's ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions. The Company's inability to obtain sufficient capital would have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties. Upon termination of a lease, the Company will seek to re-lease or sell the aircraft. The Company also engages in the selective purchase and resale of commercial aircraft engines. On occasion, the Company purchases engines without having a firm commitment for their sale. Numerous factors, many of which are beyond the Company's control, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply or cost of aircraft engines, and (vi) technological developments. There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms. The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) fuel costs, (vi) downturns in the air transportation industry, (vii) increased fare competition, (viii) decreases in growth of air traffic, (ix) unanticipated early lease termination or a default by a lessee, (x) the timing of engine acquisitions, (xi) engine marketing activities, (xii) fluctuations in market prices for the Company's assets. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

    In 2000, 74% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

    The Company has experienced significant growth in lease revenues during the past year. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets,
(iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels,
(v) diversion of management's attention from ongoing business operations, and
(vi) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The markets for the Company's products and services are extremely competitive, and the Company faces competition from a number of sources. These include aircraft manufacturers, aircraft and aircraft engine lessors and airline and aircraft service companies. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition and/or results of operations.

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

    The Company obtains a substantial portion of its inventories of aircraft and engines from airlines, overhaul facilities and other suppliers. There is no organized market for aircraft and engines, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft and engines is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft and engines of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

    California is in the midst of an energy crisis that could disrupt the Company's operations and increase its expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company currently does not have backup generators or alternate sources of power in the event of a blackout, and its current insurance may not provide coverage for any damages it or its customers may suffer as a result of any interruption in its power supply. If blackouts interrupt its power supply, the Company would be temporarily unable to continue operations. Any such interruption in its ability to continue operations could damage its reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm its business and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $1.6 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $3.3 million per annum. The foregoing effect of interest rate changes on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

    The Company is also exposed to currency devaluation risk. During 2000, 74% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements
         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 24.

    (a) (2) Financial Statement Schedules
         Schedule II Valuation Accounts
         All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

    (a) (3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 51.

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

         4.2 Rights Agreement dated September 30, 1999, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on October 4, 1999.

         4.3          First Amendment to Rights Agreement, dated as of November
                      30, 2000, by and between the Company and American Stock
                      Transfer and Trust Company. Incorporated by reference to
                      Exhibit 10.1 of the Company's report on form 8-K filed
                      December 15, 2000.

         10.1 Form of Indemnification Agreement entered into between the Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No.
                      333-5126-LA filed on June 21, 1996.

         10.2         Employment Agreement between the Company and Charles F.
                      Willis IV dated November 7, 2000.

         10.3         Employment Agreement between the Company and Donald A.
                      Nunemaker dated November 21, 2000.

         10.4         Employment contract for Nicholas J. Novasic dated June 15,
                      2000. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended
                      September 30, 2000.

         10.5 Separation Agreement dated May 24,2000 between the Company and James D. McBride

         10.6         Settlement Agreement dated August 10, 2000 between the
                      Company and Robert Rau.

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

         10.11 The Company's 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 24, 2000. Incorporated by reference to the Company's Proxy Statement dated April 27,
                      2000.

         10.12* Operating Agreement of PGTC LLC dated May 28, 1999 among the Company, Chromalloy Gas Turbine Corporation and
                      Pacific Gas Turbine Center, Incorporated. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form
                      10-Q for the quarter ended June 30, 1999.

         10.13* Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form
                      10-Q for the quarter ended June 30, 1999.

         10.14*       Second Amendment to Amended and Restated Series 1997-1
                      Supplement. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended
                      March 31, 2000.

         10.15        Amended and Restated Credit Agreement as of February 10,
                      2000. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March
                      31, 2000.

         10.16 Investment Agreement, dated as of November 7, 2000, by and among the Company, FlightTechnics LLC, Flightlease AG, SR
                      Technics Group and SR Technics Group America, Inc.
                      Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K filed on November 13, 2000.

         10.17        Membership Interest Purchase Agreement, dated as of
                      November 7, 2000, by and between the Company and SR
                      Technics Group America, Inc. Incorporated by reference to
                      Exhibit 10.3 of the Company's report on Form 8-K filed on November 13, 2000.

         10.18 Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America,
                      Inc. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K filed on November 13, 2000.

         10.19* Cooperation Agreement, dated as of November 7, 2000, by and among the Company, Flightlease AG and SR Technics
                      Group. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 8-K filed on November 13, 2000.

         10.20 Stockholders' Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW
                      Partners, L.P., Austin Chandler Willis 1995 Irrevocable
                      Trust and FlightTechnics LLC. Incorporated by reference to
                      Exhibit 10.8 on Form 8-K filed on November 13, 2000.

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


(b)  Reports on Form 8-K

    The Company filed two reports on Form 8-K during the fourth quarter of 2001. The first report was filed on November 13, 2000 announcing the signing of agreements with SAirGroup and the second report was filed on December 15, 2000 and reported the fact that the Company had issued additional shares in a private placement and sold its interests in Willis Aeronautical Services Inc. and Pacific Gas Turbine LLC. Proforma financial statements were included in the Report on Form 8-K filed on December 15, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2001

                                Willis Lease Finance Corporation


                                By:    /s/ CHARLES F. WILLIS, IV
                                       -------------------------
                                       Charles F. Willis, IV
                                       Chairman of the Board, President, and
                                       Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         DATE                               TITLE                                      SIGNATURE

Date:    March 21, 2001             Chief Executive Officer and Director        /s/   CHARLES F. WILLIS, IV
         --------------                                                         ---------------------------
                                    (Principal Executive Officer)                     Charles F. Willis, IV



Date:    March 21, 2001             Chief Financial Officer                     /s/   NICHOLAS J. NOVASIC
         --------------                                                         ---------------------------
                                    (Principal Financial and                          Nicholas J. Novasic
                                    Accounting Officer)


Date:    March 21, 2001             Director                                    /s/   WILLIAM M. LEROY
         --------------                                                         ---------------------------
                                                                                      William M. LeRoy


Date:    March 21, 2001             Director                                    /s/   DONALD E. MOFFITT
         --------------                                                         ---------------------------
                                                                                      Donald E. Moffitt


Date:    March 21, 2001             Director                                    /s/   HANS JORG HUNZIKER
         --------------                                                         ---------------------------
                                                                                      Hans Jorg Hunziker


Date:    March 21, 2001             Director                                    /s/   WILLARD H. SMITH, JR.
         --------------                                                         ---------------------------
                                                                                      Willard H. Smith, Jr.


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                     Page 25

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.            Page 26

Consolidated Statements of Income for the years ended December 31, 2000,
    December 31, 1999 and December 31, 1998.                                          Page 27

Consolidated  Statements of Shareholders' Equity for the years ended December 31,
    2000, December 31, 1999 and December 31, 1998.                                    Page 28

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
   December 31, 1999 and December 31, 1998.                                           Page 29

Notes to Consolidated Financial Statements.                                           Page 30


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

    We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP
SAN FRANCISCO, CALIFORNIA
MARCH 21, 2001

                    WILLIS LEASE FINANCE CORPORATION
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,            DECEMBER 31,
                                                                              2000                     1999
                                                                          --------------           -------------
     ASSETS
     Cash and cash equivalents including restricted cash of $16,666 and
     $15,992 at December 31, 2000 and December 31, 1999 respectively            $25,371                 $25,203
     Equipment held for operating lease, less accumulated depreciation
        of $27,296 at December 31, 2000 and $20,195 at December 31, 1999        408,814                 329,889
     Net investment in direct finance lease                                       7,910                   8,666
     Operating lease related receivable                                           4,143                   1,316
     Trade receivables, net                                                           -                   1,904
     Net assets of discontinued operations                                        3,841                  36,320
     Investments                                                                    780                      22
     Other assets                                                                 5,071                   5,432
                                                                          --------------           -------------
     Total assets                                                             $ 455,930               $ 408,752
                                                                          ==============           =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
     Accounts payable and accrued expenses                                       $6,353                  $3,427
     Deferred income taxes                                                       17,076                  12,625
     Notes payable                                                              301,346                 289,678
     Capital lease obligation                                                         -                   2,489
     Residual share payable                                                       2,630                   3,465
     Maintenance reserves                                                        24,452                  18,555
     Security deposits                                                            4,251                   5,432
     Unearned lease revenue                                                       4,132                   3,543
                                                                          --------------           -------------
     Total liabilities                                                          360,240                 339,214
                                                                          --------------           -------------

     Shareholders' equity:
     Preferred stock ($0.01 par value, 5,000,000 shares authorized; none
         outstanding)                                                                 -                       -
     Common stock, ($0.01 par value,  20,000,000 shares authorized;
         8,704,638 and 7,397,877 shares issued and outstanding
         as of December 31, 2000 and December 31,1999, respectively)                 87                      74
     Paid-in capital in excess of par                                            60,771                  42,446
     Retained earnings                                                           34,832                  27,018
                                                                          --------------           -------------
     Total shareholders' equity                                                  95,690                  69,538
                                                                          --------------           -------------
     Total liabilities and shareholders' equity                               $ 455,930               $ 408,752
                                                                          ==============           =============

     See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   TWELVE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                         --------------------------------------
                                                                                           2000          1999          1998
                                                                                         ----------    ----------    ----------
     REVENUE
     Lease revenue                                                                         $49,012       $44,079       $31,607
     Gain on sale of leased equipment                                                        8,129        11,371        12,628
     Sale of equipment acquired for resale                                                       -         9,775         4,106
     Other income                                                                              489             -             -
                                                                                         ----------    ----------    ----------
     Total revenue                                                                          57,630        65,225        48,341
                                                                                         ----------    ----------    ----------

     EXPENSES
     Depreciation expense                                                                   12,416        11,458         7,376
     Cost of equipment acquired for resale                                                       -         8,351         3,626
     General and administrative                                                             11,927        12,081        10,127
                                                                                         ----------    ----------    ----------
     Total expenses                                                                         24,343        31,890        21,129
                                                                                         ----------    ----------    ----------

     Earnings from operations                                                               33,287        33,335        27,212

     Interest expense                                                                       24,609        20,092        13,936
     Interest income                                                                          (902)         (952)       (1,392)
     Residual share                                                                            638           846           803
                                                                                         ----------    ----------    ----------
     Net interest and finance costs                                                         24,345        19,986        13,347
                                                                                         ----------    ----------    ----------

     Income from continuing operations before income taxes                                   8,942        13,349        13,865
     Income taxes                                                                           (3,468)       (3,226)       (5,551)
                                                                                         ----------    ----------    ----------
     Income from continuing operations                                                       5,474        10,123         8,314
                                                                                         ----------    ----------    ----------

     DISCONTINUED OPERATIONS
     Income/(loss) from discontinued operations (net of income tax of
     $164,($2,180) and $759 for the years ended December 31, 2000,
     1999 and 1998, respectively)                                                              258        (6,840)        1,137

     Gain on disposal of discontinued operations
     (net of income tax of $637 for the year ended December 31, 2000)                        2,082             -             -
                                                                                         ----------    ----------    ----------
                                                                                             2,340        (6,840)        1,137
                                                                                         ----------    ----------    ----------

                                                                                         ----------    ----------    ----------
     Earnings before extraordinary item                                                      7,814         3,283         9,451


     Extraordinary item less applicable income taxes                                             -             -          (200)

                                                                                         ----------    ----------    ----------
     Net earnings                                                                           $7,814        $3,283        $9,251
                                                                                         ==========    ==========    ==========

     Basic earnings per common share:
     Income from continuing operations                                                       $0.73         $1.37         $1.14
     Discontinued operations                                                                  0.31         (0.93)         0.16
     Extraordinary item                                                                          -             -         (0.03)
                                                                                         ----------    ----------    ----------
     Net earnings                                                                            $1.04         $0.44         $1.27
                                                                                         ==========    ==========    ==========

     Diluted earnings per common share:
     Income from continuing operations                                                       $0.72         $1.36         $1.11
     Discontinued operations                                                                  0.31         (0.92)         0.15
     Extraordinary item                                                                          -             -         (0.03)
                                                                                         ----------    ----------    ----------
     Net earnings                                                                            $1.03         $0.44         $1.24
                                                                                         ==========    ==========    ==========

     Average common shares outstanding                                                       7,512         7,382         7,266
     Diluted average common shares outstanding                                               7,607         7,447         7,461


     See accompanying notes to the consolidated financial statements

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)



                                              Issued and
                                             outstanding                    Paid-in                         Total
                                              shares of     Common        Capital in      Retained       shareholders'
                                            common stock     Stock       Excess of par    earnings         equity
                                          --------------  ----------   ----------------  ----------     --------------
Balance at December 31, 1997                   7,178         $40,117              -         $14,484        $54,601
Shares issued                                    183             587            737               -          1,324
Tax benefit from disqualified
    dispositions of qualified shares               -               -            666               -            666
Conversion to par value stock                      -         (40,630)        40,630               -              -
Net income                                         -               -              -           9,251          9,251
                                           ----------     -----------   ------------    ------------    -----------
Balance at December 31, 1998                   7,361              74         42,033          23,735         65,842
Shares issued                                     37               -            339               -            339
Tax benefit from disqualified
    dispositions of qualified shares               -               -             74               -             74
Net income                                         -               -              -           3,283          3,283
                                           ----------     -----------   ------------    ------------    -----------
Balances at December 31, 1999                  7,398              74         42,446          27,018         69,538

Shares issued                                  1,307              13         15,004               -         15,017
Options granted                                    -               -          3,321               -          3,321
Net income                                         -               -              -           7,814          7,814
                                           ----------     -----------   ------------    ------------    -----------
Balances at December 31, 2000                  8,705             $87        $60,771         $34,832        $95,690
                                           ==========     ===========   ============    ============    ===========


See accompanying notes to the consolidated financial statements

                             WILLIS LEASE FINANCE CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)


                                                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                                                      -------------------------------------------
                                                                                          2000           1999           1998
                                                                                      -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $7,814         $3,283         $9,251
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation expense                                                                        14,622         13,639          8,251
Stock option compensation                                                                      144              -              -
Gain on sale of leased equipment                                                            (8,129)       (11,371)       (13,413)
Gain on sale of discontinued operations                                                     (3,307)             -              -
Loss from unconsolidated affiliate                                                           1,560            622              -
Changes in assets and liabilities:
    Spare parts inventory                                                                    7,404         13,293        (27,447)
    Receivables                                                                             (6,851)         3,076         (3,206)
    Other assets                                                                             1,064         (2,470)          (946)
    Accounts payable and accrued expenses                                                    3,545         (4,910)         6,219
    Deferred income taxes                                                                    4,254          1,131          3,208
    Residual share payable                                                                    (835)           847            526
    Unearned lease revenue                                                                     609            918          1,707
    Maintenance reserves                                                                     5,897          5,282         (6,745)
    Security deposits                                                                       (1,270)           961          2,125
                                                                                      -------------   ------------   ------------
Net cash provided (used in) by operating activities                                         26,521         24,301        (20,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for operating lease (net
   of selling expenses)                                                                     47,023         52,523         40,486
Proceeds from sale of discontinued operations (net of transaction costs)                    37,536              -              -
Purchase of equipment held for operating lease                                            (137,892)      (119,753)      (171,101)
Purchase of property, equipment and furnishings                                               (655)        (1,720)        (2,285)
Investment at cost                                                                            (758)           (87)             -
Principal payments received on direct finance lease                                            756            583            573
                                                                                      -------------   ------------   ------------
Net cash used in investing activities                                                      (53,990)       (68,454)      (132,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                                    104,446        118,202        194,703
Proceeds from issuance of common stock and options (net of transaction costs)               18,194            339          1,990
Principal payments on notes payable                                                        (92,779)       (72,802)       (51,260)
Principal payments on capital lease obligation                                              (2,489)          (161)          (150)
                                                                                      -------------   ------------   ------------
Net cash provided by financing activities                                                   27,372         45,578        145,283
(Decrease)/increase in cash and cash equivalents                                               (97)         1,425         (7,514)
Cash and cash equivalents at beginning of period including restricted cash
 of $15,992, $13,738 and $18,461 at December 31, 2000, 1999 and 1998                        25,468         24,043         31,557
                                                                                      -------------   ------------   ------------
Cash and cash equivalents at end of period including restricted cash
 of $16,666, $15,992 and $13,738 at December 31, 2000, 1999 and 1998                        25,371        $25,468        $24,043
                                                                                      =============   ============   ============

Supplemental information:
Net cash paid for:
Interest                                                                                   $26,131        $21,658        $14,505
                                                                                      -------------   ------------   ------------
Income Taxes                                                                                   $27           $675         $4,839
                                                                                      -------------   ------------   ------------
Non-cash investing activity:
Transfer of assets to unconsolidated affiliate (net)                                             -         $5,630              -
                                                                                      -------------   ------------   ------------
Non-cash financing activity:
Short term loan related to sale of equipment                                                     -           $650              -
                                                                                      -------------   ------------   ------------

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

    Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8), T-10 Inc. (T-10) and T-11 Inc.
(T-11) are wholly-owned subsidiaries of Willis. They are all California corporations and were established to purchase and lease and resell commercial aircraft engines and parts.

    WLFC Funding Corporation ("WLFC-FC") is a wholly owned subsidiary of Willis. WLFC-FC is a Delaware corporation and was established in 1997 for the purpose of financing aircraft engines. WLFC Engine Pooling Company ("WLFC - Pooling") is a wholly-owned subsidiary of Willis. WLFC-Pooling is a California Corporation and was established in 1997 for the purpose of acquiring and leasing aircraft engines. WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis. WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis' international leasing activities. WLFC AC1 Incorporated is a wholly owned subsidiary of Willis Lease Finance Corp. WLFC AC1 Incorporated is a Delaware corporation and was established in 2000 for the purpose of acquiring and leasing aircraft engines.

    Willis Aeronautical Services, Inc. ("WASI") was a wholly owned subsidiary of Willis. WASI is a California corporation established in 1994 for the purpose of marketing and selling aircraft parts and components and was sold in November 2000. Pacific Gas Turbine Center Incorporated ("PGTC Inc.") was a wholly owned subsidiary of Willis. PGTC Inc. was formed in 1998 to provide, among other things, engine disassembly services and was dissolved in May 1999 upon the Company contributing the operations and assets to a newly formed joint venture, Pacific Gas Turbine Center, LLC ("PGTC LLC"). The Company sold its interest in PGTC LLC in November 2000.

    Management considers the continuing operations of the Company to operate in one reportable segment.

    (b)   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, WASI (11 months ended November
2000), WLFC-FC, WLFC-Pooling, PGTC Inc. (five months ended May 1999), WLFC AC1 Incorporated and WLFC (Ireland) Limited (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    (c)   REVENUE RECOGNITION

    Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. The Company includes in operating lease revenue non-refundable maintenance payments received from lessees to the extent that, in the Company's opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced. In this circumstance, the engines are normally sold for dismantling.

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

    The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value.

    Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," (SFAS 121) requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. The Company reviews at least quarterly the carrying value of long-lived assets. Such reviews resulted in a write-down of assets of $147,000 in continuing operations (disclosed under depreciation in the Income Statement) and $471,000 in discontinued operations in 2000 (disclosed under Gain on Disposal of Discontinued Operations in the Income Statement). There were no such losses on revaluation in 1999 or 1998.

    (e)   LOAN COMMITMENT AND RELATED FEES

    To the extent that the Company is required to pay fees in order to secure debt, such fees are amortized over the life of the related loan on a straight-line basis which approximates the interest method.

    (f)   MAINTENANCE COSTS

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

    (g)   INTEREST RATE HEDGING

    The Company has entered into interest rate swap agreements to mitigate its exposure on its variable rate borrowings. The durations of the swap agreements are set consistent with the duration of the Company's leases. The differential to be paid or received under the swap agreements is charged or credited to interest expense.

    (h)  INCOME TAXES

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

    (i)  PROPERTY, EQUIPMENT AND FURNISHINGS

    Property, equipment and furnishings are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the lease term and are included as other assets in the balance sheets.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (j)  RESIDUAL SHARING WITH LENDERS

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

    Residual share payable totaled $2.6 million and $3.5 million as of December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, two engines (1999 three engines), with a total net book value of $7.4 million and $10.6 million, respectively, were subject to residual sharing arrangements.

    (k)  SALE OF LEASED EQUIPMENT AND EQUIPMENT ACQUIRED FOR RESALE

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

    (l)  CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

    (m)  RECLASSIFICATIONS

    Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.

    (n)  MANAGEMENT ESTIMATES

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    (o)  PER SHARE INFORMATION

    Basic earnings per common share is computed by dividing net income to common shares by weighted-average number of shares outstanding during the period. The computation of fully diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares. The reconciliation between basic common shares and fully diluted common shares is presented below:


                                                                                     YEARS ENDED DECEMBER 31,
                                                                               (in thousands, except per share data)
                                                                          -----------------------------------------------
                                                                           2000                1999                1998
                                                                          ------              ------              ------
Shares:
    Weighted-average number of common shares outstanding                   7,512               7,382               7,266
    Potentially dilutive common shares                                        95                  65                 195
                                                                          -----------------------------------------------
          Total Shares                                                     7,607              7,447               7,461

    (p)  ACCOUNTING PRONOUNCEMENTS

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

    SFAS No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement requires the recognition of derivative instruments at their fair value and that changes in the fair value are recorded as components of other Comprehensive Income and/or Earnings for the period. The Company has a limited number of interest rate swaps which will be accounted for under this Statement. Transition arrangements under this Statement mean that the fair value of the swaps, estimated at $0.7 million as of December 31, 2000, would be recorded to Other Comprehensive Income. Future changes in fair value are not estimable at this time.

    In September 2000 FASB issued SFAS 140 "Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125." Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities. The provisions of Statement 140 will become effective for transactions entered into after March 31, 2001. The Company is currently evaluating the impact of SFAS 140 on the Company's consolidated financial statements.

    (q)  COMPREHENSIVE INCOME

    The Company's net income is equal to comprehensive income for the years ended December 31, 2000, 1999 and 1998.

    (r)  INVESTMENTS

    Investments are in non-marketable securities where management does not have significant influence and are recorded at cost. Management evaluates the investments for impairment quarterly and at December 31, 2000, no adjustment to the carrying value was required.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (2)       DISCONTINUED OPERATIONS

    On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, a corporation organized under the laws of Switzerland ("Flightlease"), SR Technics Group, a corporation organized under the laws of Switzerland ("SRT"), FlightTechnics, LLC, a Delaware limited liability company ("FlightTechnics") and SR Technics Group America, Inc., a Delaware corporation ("SRT Group America"), each of which are affiliated companies.

    The Company sold its membership interests in its engine maintenance, repair and testing joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC ("PGTC"), to SRT Group America for $13,066,000, subject to post-closing adjustments which have not yet been finalized. Also, the Company sold its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. ("WASI"), to SRT Group America for $24,919,222.

    As part of the transaction, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI. Certain of these engines are subject to put option arrangements where, at the option of the Company, these engines can be sold to SRT Group America for part-out. In addition, further engines have been identified as likely to be sold during the next year.

    To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the results of operation are included in discontinued operations.

Net earnings/(loss) from discontinued operations for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands of dollars):


                                                          2000       1999         1998
                                                          ----       ----         ----
REVENUE:
     Operating lease income                             $ 2,383     $ 4,087      $ 1,439
     Gain on sale of leased equipment                         -           -          785
     Spare parts sales                                   23,479      25,436       24,077
     Sale of equipment acquired for resale                2,500           -            -
     Other income                                           (20)        231           46

                                                        --------------------------------
     Total Revenue                                      $28,342     $29,754       26,347
                                                        --------------------------------

EXPENSES:
     Depreciation expense                                $2,206      $2,183         $875
     Cost of spare parts sales                           18,030      28,317       17,245
     Cost of equipment acquired for resale                2,150           -            -
     General and administrative                           3,153       5,750        5,058

                                                        --------------------------------
     Total expenses                                     $25,539     $36,250      $23,178
                                                        --------------------------------

EARNINGS (LOSS) FROM OPERATIONS:                         $2,803     ($6,496)      $3,169
     Net interest and finance cost                        1,037       1,902        1,273
     Loss from unconsolidated affiliate                   1,344         622            -
                                                        --------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                         422     ($9,020)       1,896
     Income Taxes                                          (164)      2,180         (759)
                                                        --------------------------------
NET EARNINGS (LOSS) FROM DISCONTINUED
OPERATIONS                                                 $258     ($6,840)      $1,137
                                                        --------------------------------

The gain on disposal of discontinued operations for the year ended December 31, 2000 is as follows (in thousands of dollars):


   Proceeds from sale of shares in WASI and interest in PGTC       $ 37,985
   Book value of assets sold                                        (33,759)
                                                                   --------
                                                                   $  4,226
   Transaction costs                                                   (448)
   Operating loss from measurement date to closing                     (588)
   Write-down of leased engine portfolio                               (471)
                                                                   --------
   Gain on disposal of discontinued operations                     $  2,719
   Income tax                                                          (637)
                                                                   --------
   Net Gain on disposal of discontinued operations                 $  2,082
                                                                   --------

Net assets of discontinued operations on the balance sheet as of December 31, 2000 and 1999 are as follows (in thousands of dollars):


                                                          2000        1999
                                                         ------      -------
Cash and cash equivalents                                    $-         $265
Receivables (net)                                           694        1,920
Equipment held for operating lease (net of
accumulated depreciation of $2,457 and $1,397)            3,205        8,899
Inventory                                                   150       22,237
Investment in unconsolidated affiliate                        -        5,060
Other assets                                                  -        1,502
Payable and accrued liabilities                               -      (2,711)
Deferred income taxes                                         -        (190)
Security deposits                                             -         (90)
Unearned lease revenue                                    (208)        (572)
                                                         -------------------
Net assets of discontinued operations                    $3,841      $36,320
                                                         -------------------

    INTEREST EXPENSE. To the extent that engines and inventory have been financed, interest expense has been allocated based on the principal outstanding during the year.

    EQUIPMENT HELD FOR OPERATING LEASE. During 2000 WASI acquired or received by transfer from WLFC, 4 engines at a cost of $3.4 million and transferred into inventory 12 engines at a cost of $5.3 million. No gain or loss was recognized on the transfers. Future minimum rentals receivable for equipment under non-cancelable leases as of December 31, 2000 are approximately $600,000 in 2001 and $120,000 in 2002.

    At December 31, 2000, discontinued operations had 10 engines with an aggregate original cost of $5.7 million in its operating and lease portfolio. At December 31, 1999, discontinued operations had 14 engines with an aggregate original cost of $10.3 million in its operating and lease portfolio.

    INVESTMENT IN UNCONSOLIDATED AFFILIATE. In May 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation ("Chromalloy"), a subsidiary of Sequa Corporation, to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines. Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC. The Company contributed the operations and assets of its wholly owned subsidiary PGTC Inc. (with a book value of $5.7 million) and Chromalloy contributed working capital to the joint venture. The Company and Chromalloy had a 50% interest in the joint venture. The equity method of accounting is used for the Company's 50% ownership in PGTC LLC. Under the equity method, the original contribution was recorded at cost and is adjusted periodically to recognize the Company's share of the earnings or losses of PGTC LLC after the date of formation. For the year ended December 31, 2000 up to the sale of the Company's interest, the Company and WASI purchased $1.3 million (1999 $1.1 million) of services from PGTC LLC and PGTC LLC purchased $4.8 million (1999 $1.0 million) of engine parts from WASI. All intercompany profits or losses have been eliminated. The Company had no such activity during the comparable 1998 period. The Company sold its interest in PGTC LLC in November 2000.

    STOCK COMPENSATION. In conjunction with the sale of its shares in WASI, the Company accelerated the vesting of options granted to employees of WASI and recognized an expense of approximately $144,000.

    CONCENTRATIONS AND CREDIT RISK. During the 11 months prior to November 30, 2000 the top 5 customers of the spare parts business accounted for approximately 52% of total parts revenue (1999 37%, 1998 49%).

    (3)       EQUIPMENT HELD FOR LEASE

    At December 31, 2000 for continuing operations, the Company had 100 aircraft engines and related equipment with an aggregate original cost of $407.9 million, 4 spare parts packages with an aggregate original cost of $14.8 million and 6 aircraft with an aggregate original cost of $23.5 million in its operating and lease portfolio. At December 31, 1999, the Company had 87 aircraft engines and related equipment with an aggregate original cost of $319.2 million, four spare parts packages with an aggregate original cost of $14.8 million and eight aircraft with an aggregate original cost of $26.2 million in its operating and finance lease portfolio.

    Certain of the Company's aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

    The Company leases its aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the Company's operating leased aircraft equipment for continuing operations grouped by domicile of the lessee:


                                                    YEARS ENDED DECEMBER 31,
REGION                                                  (in thousands)
------                                    ------------------------------------------
                                            2000             1999              1998
                                          -------          -------           -------
Operating lease revenue from continuing
 operations
   United States                          $12,554          $10,191           $ 9,465
   Canada                                   4,141            3,327             2,047
   Mexico                                   3,561            4,546             3,441
   Australia/New Zealand                      280              551               926
   Europe                                  16,775           13,557             6,704
   South America                            5,840            6,751             5,399
   Asia                                     3,434            3,350             1,862
   Middle East                              1,689            1,009               916
                                          ------------------------------------------
Totals                                    $48,274          $43,282           $30,760
                                          ==========================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                    YEARS ENDED DECEMBER 31,
REGION                                                  (in thousands)
------                                    ------------------------------------------
                                            2000             1999              1998
                                          -------          -------           -------
Operating lease revenue from continuing
 operations less applicable
 depreciation, interest and residual
 share:
   United States                          $ 3,137          $ 3,383           $ 3,272
   Canada                                     858              667               495
   Mexico                                   1,105            1,789             1,699
   Australia/New Zealand                       64              379               276
   Europe                                   4,273            3,535             1,824
   South America                            1,552            1,593             2,198
   Asia                                       816            1,200               755
   Middle East                                385              385               321
   Off-lease and other                       (557)          (1,611)             (419)
                                          ------------------------------------------

Totals                                    $11,633          $11,320           $10,421
                                          ==========================================


                                                    YEARS ENDED DECEMBER 31,
REGION                                                  (in thousands)
------                                    ------------------------------------------
                                            2000             1999              1998
                                          -------          -------           -------

Net book value for continuing
 operations of operating
 leased assets:
   United States                          $ 74,045        $ 72,368          $ 60,865
   Canada                                   32,714          27,645            17,447
   Mexico                                   12,737          27,563            29,559
   Australia/New Zealand                         -           5,373             6,281
   Europe                                  186,728         103,821            75,179
   South America                            40,484          41,433            44,169
   Asia                                     22,946          23,689            15,348
   Middle East                              11,895           7,521             4,188
   Off-lease and other                      27,265          20,476            20,068
                                          ------------------------------------------

Totals                                    $408,814        $329,889          $273,104
                                          ==========================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Finance leased assets, generated $739,000 and $797,000 of revenue in 2000 and 1999, respectively. After estimated interest expense such assets generated $53,000 and $127,000, respectively. The net investment in direct finance leases on December 31, 2000 and 1999 was as follows:


                                                        (in thousands)
                                                     2000         1999
                                                   --------     --------
    Minimum payments receivable                    $  4,998     $  6,426
    Estimated residual value of leased assets         4,950        4,950
    Unearned income                                  (2,038)      (2,710)
                                                   --------     --------
    Net investment in finance lease                $  7,910     $  8,666
                                                   --------     --------

    As of December 31, 2000, minimum future payments under noncancelable leases were as follows:


                                                   (in thousands)

      YEAR                                 OPERATING            FINANCE
      ----                                 ---------            -------
      2001                                 $ 46,247             $1,535
      2002                                   31,732              1,535
      2003                                   24,380              1,535
      2004                                   16,177                768
      2005                                    9,952                  -
      Thereafter                             19,975                  -
                                           ---------------------------
                                           $148,463             $5,373
                                           ---------------------------

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(4)      EXTRAORDINARY EXPENSE/GAIN

    In March 1998, the Company repaid a loan that had residual sharing provisions and an interest rate of 10%. The repayment resulted in an extraordinary expense of $0.2 million, net of tax.

(5)      NOTES PAYABLE

       Notes payable consisted of the following:


                                                                                                   AS OF DECEMBER 31,
                                                                                                     (in thousands)
                                                                                                 ---------------------
                                                                                                   2000           1999
                                                                                                   ----           ----
Note payable at a floating interest rate of LIBOR plus 5%. Secured by aircraft engines
and the proceeds thereof. The note matures in April 2001 or upon sale of such engines.              $ -           $250

Note payable at a floating interest rate of LIBOR plus 2.3%. Secured by aircraft
engines and the proceeds thereof.  The note matures in October 2006.                                746            802

Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft
engines, spare parts and the proceeds thereof.  The note matures in June 2004.                      854          1,098

Note payable at a fixed interest rate of 11.68%. Secured by an aircraft engine and the
proceeds thereof.  The note matures in December 2001.                                             1,561          1,783

Note payable at a fixed interest rate of 7.8%. Secured by aircraft engines and
proceeds thereof.  This note matures in April 2006.                                                   -          2,400

Note payable at a fixed interest rate of 8.05%. Secured by an aircraft engine and the
proceeds thereof. The note matures in May 2003.                                                   2,305          2,458


                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Notes payable at a fixed interest rate of 8.63%.  Secured by aircraft engines and the
proceeds thereof.  The note matures in October 2006.                                              3,587          3,846

Note payable at a fixed interest rate of 8.89%.  Secured by aircraft engines and the
proceeds thereof.  The note matures in August 2002.                                                   -          4,012

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds
thereof.  The note matures in November 2002.                                                      7,228          8,419

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds
thereof.  The note matures in September 2005.                                                     8,413          9,137

Notes payable at fixed interest rates ranging from 10.23% to 10.77%. Secured by aircraft engines and parts and the proceeds thereof. The notes mature between
December 2001 and February 2002.                                                                  7,587         13,488

Note payable at a floating rate of interest based on commercial paper rates plus
1.55% secured by engines, the proceeds thereof and certain deposits. The facility has a committed amount of $125 million. At December 31, 1999, $34.6 million was available under the facility subject to the Company providing additional collateral. The facility has an eight-year initial term with a revolving period to February 2001 followed by a seven-year amortization period.
The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. In February 2001, this facility was increased to $180.0 million and
its revolving period was extended to February 2002.                                              90,384        106,931

Credit facility at a floating rate of interest of LIBOR plus 1.75%. Secured by engines, and the proceeds thereof. The facility has a committed amount of $150 million. The facility has a revolving period which ended September 2000 and was
extended to January 29, 2001, followed by a term-out period ending September 2004.              150,000        135,054

Note payable at a floating rate of LIBOR + 2.05%  The facility matures on June 30, 2005.         28,681              -
                                                                                               -----------------------

Total notes payable                                                                            $301,346       $289,678
                                                                                               =======================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's debt is estimated by the Company to be $301.3 million at December 31, 2000.

    Principal outstanding at December 31, 2000 is repayable as follows:


     YEAR                                                      (in thousands)
     ----
     2001                                                      $ 35,585
     2002                                                        41,956
     2003                                                        41,863
     2004                                                        94,667
     2005                                                        35,968
     Thereafter                                                  51,307
                                                               --------
                                                               $301,346
                                                               ========

    Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth. As of December 31, 2000, the Company was in compliance with all covenant requirements.

    Although it is the intention of the Company to hold the interest rate swaps until their maturity, at December 31, 2000 the Company estimated it would have to pay a net settlement of $743,000 to terminate the agreements.

    At December 31, 2000 and 1999, the Company held deposits in the amount of $16.7 million and $16.0 million, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements. Included in these amounts are payments to the Company required by certain lease agreements for periodic engine maintenance. These accounts also include security deposits held. Substantially all of the deposits bear interest for the Company's benefit.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)   INCOME TAXES

     The components of income tax for continuing operations for the years ended December 31, 2000, 1999 and 1998, respectively, included in the accompanying statement of income were as follows:


                                             (in thousands)
                              FEDERAL             STATE              TOTAL
                              -------            -------           ---------
December 31, 2000
     Current                   $    -             $   15            $   15
     Deferred                   2,853                600             3,453
                           ---------------------------------------------------
                               $2,853             $  615            $3,468
                           ===================================================

  December 31, 1999
     Current                   $    -             $  (85)           $  (85)
     Deferred                   2,511                800             3,311
                           ---------------------------------------------------
                               $2,511             $  715            $3,226
                           ===================================================

  December 31, 1998
     Current                   $  704             $  482            $1,186
     Deferred                   3,878                487             4,365
                           ---------------------------------------------------
                               $4,582             $  969            $5,551
                           ===================================================


The following is a reconciliation of the statutory federal income tax expense (net of income tax benefit related to the extraordinary item) to the effective income tax expense on continuing operations:


                                                                   Years ended December 31,
                                                                       (in thousands)
                                                       ------------------------------------------------
                                                            2000               1999              1998
Statutory federal income tax expense                     $ 3,040             $4,538            $4,714
State taxes, net of federal benefit                          406                472               521
Adjustment of state tax apportionment rates                    -             (2,294)                -
Other                                                         22                510               316
                                                       ------------------------------------------------
  Effective income tax expense                            $3,468             $3,226            $5,551
                                                       ================================================

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)    INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                              AS OF DECEMBER 31,
                                                                (in thousands)
                                                           2000                1999
                                                           ----                ----
Deferred tax assets:
     Charitable contribution                             $      16           $      15
     Unearned lease revenue                                  1,582               1,418
     Residual sharing expenses                                 987               1,301
     Uniform capitalization expenses                            -                  726
     State Taxes                                                 5                   5
     Reserves                                                   -                  527
     Alternative minimum tax credit                          2,843               2,844
     Net operating loss carryforward                         7,993               6,023
                                                       --------------------------------
        Total gross deferred tax assets                  $  13,426           $  12,859
        Less valuation allowances                               -                  -
                                                       --------------------------------
        Net deferred tax assets                          $  13,426           $  12,859
Deferred tax liabilities:
     Depreciation on aircraft equipment                   (30,502)            (25,554)
     Investment in PGTC LLC                                     -                (107)
     Goodwill income amortization                               -                 (13)
     Other                                                      -                 190
                                                       --------------------------------
     Net deferred tax liability                          $(17,076)           $(12,625)
                                                       ================================

    As of December 31, 2000, the Company had net operating loss carryforwards of approximately $23.1 million for federal tax purposes and $4.2 million for state tax purposes. The federal net operating loss carryforwards will expire in the year 2020 and the state net operating loss carry forwards will expire in 2005. Net operating losses can be used as a deduction against future income arising from any source. As of December 31, 2000, the Company also had alternative minimum tax credits of approximately $2.8 million for federal income tax purposes which have no expiration date and which should be available to offset future tax liabilities. Management believes that no valuation allowance is required on deferred tax assets as it is more likely than not that all amounts are recoverable through previously paid taxes and/or future taxable income.

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

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of December 31, 2000 and 1999, management believes the Company had no significant concentrations of credit risk.

    For the year ended December 31, 1998, the Company had one significant customer, Kellstrom Industries, Inc., which accounted for approximately 13% of total revenue and 74% of gain on sale of leased equipment. The Company had no such customer concentrations during the comparable 2000 and 1999 periods.

    INTEREST RATE RISK MANAGEMENT

    To mitigate exposure to interest rate changes, Willis Lease Finance Corporation has entered into interest rate swap agreements. As of December 31, 2000, such swap agreements had notional outstanding amounts of $30 million, a weighted average remaining duration of 19 months and a weighted average fixed rate of 6.2%.

    Under its borrowing agreement, WLFC Funding Corporation is required to hedge a certain portion of its $125 million debt warehouse facility against changes in interest rates. WLFC Funding Corporation has entered into interest rate swap agreements in order to meet the hedging requirements and to manage the variable rate interest risk related to WLFC Funding Corporation's debt. As of December 31, 2000, such swap agreements had notional outstanding amounts of $65 million, a weighted average remaining duration of 26 months and a weighted average fixed rate of 6.02%. As a result of these swap arrangements, interest expense was decreased by $484,000 in 2000 and increased in 1999 and 1998 by $307,000 and $28,000, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

    The Company has one lease for its office space. The annual lease rental commitments are $325,000 and the lease expires on May 31, 2003.

    The Company has committed to purchase one additional used engine for its operations for not more than $4.5 million.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In July 1999, the Company entered into an agreement to participate in a joint venture - Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. As of the year ended December 31, 2000, $0.8 million has been contributed. Under the terms of the agreement, the Company contributed an additional $0.7 million in January 2001 and not more than an additional $1.5 million is expected to be contributed to the joint venture over the next three years.

    In January 2000, a suit was filed against the Company in connection with the sale by the Company of an aircraft engine for cash consideration. The buyer of the engine alleges that the sale was not validly consummated and amongst other things requests that the purchase price of the engine, $3.2 million, be returned to the buyer. This suit was dismissed in December 2000.

(9)      INVESTMENTS

    In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd. The Company's investment is 7% in the venture. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. As of the year ended December 31, 2000, $0.8 million has been contributed. This investment is recorded at cost.

(10)     EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 2000 and 1999, 6,761 and 6,864 shares of common stock, respectively were issued under the Purchase Plan.

    The weighted average per share fair value of the employee's purchase rights under the Purchase Plan for the rights granted in 2000 and 1999 were $3.55 and $7.36, respectively.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    1996 STOCK OPTION/STOCK ISSUANCE PLAN

    In June 1996, the Board of Directors approved the 1996 Stock Option/Stock Issuance Plan (the "Plan"). The Plan was amended by the Shareholders and restated in May 2000, to provide for an increase in the number of shares reserved for issuance under the Plan from 1,025,000 shares to 1,525,000 shares. The plan includes a Discretionary Option Grant Program, a Stock issuance Program and an Automatic Option Grant Program for eligible non-employee Board members.

    A summary of the activity under the plan is as follows:


                                                                         OPTIONS OUTSTANDING
                                                           ----------------------------------------------
                                               OPTIONS                        WEIGHTED         WEIGHTED
                                              AVAILABLE                       AVERAGE          AVERAGE
                                              FOR GRANT       OPTIONS     EXERCISE PRICE      FAIR VALUE
                                             -----------     ----------   --------------     ------------
Balances at December 31, 1997                    71,500        438,500            $10.27
    Additional Options Made Available           500,000           -                    -
    Options Granted                            (302,000)       302,000             14.98           $5.32
    Options Exercised                              -          (150,000)             8.28
    Options Canceled                             70,000        (70,000)            10.47
                                             -------------------------------------------
Balances at December 31, 1998                   339,500        520,500            $13.51
    Options Granted                            (480,185)       480,185              8.79           $4.28
    Options Exercised                                 -        (32,250)             8.10
    Options Canceled                            238,000       (238,000)            14.17
                                             -------------------------------------------
Balances at December 31, 1999                    97,315        730,435            $10.43
    Additional Options Made Available           500,000           -                 -
    Options Granted                            (389,264)       389,264             10.70           $3.35
    Options Exercised                              -                 -              -
    Options Canceled                            151,544       (151,544)            10.94
                                             -------------------------------------------
Balance at December 31, 2000                    359,595        968,155             $8.54

    A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:


                                                               WEIGHTED
                                                               AVERAGE
                                          OPTIONS           EXERCISE PRICE
                                          -------           --------------
   At December 31, 1998                   162,500               $11.76
   At December 31, 1999                   198,760               $13.06
   At December 31, 2000                   347,474               $10.70

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:


                                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                                -------------------                            -------------------
                                                                                                              WEIGHTED
                                                    WEIGHTED AVERAGE       WEIGHTED                            AVERAGE
                                   NUMBER              REMAINING            AVERAGE           NUMBER          EXERCISE
EXERCISE PRICES                  OUTSTANDING        CONTRACTUAL LIFE    EXERCISE PRICE      OUTSTANDING         PRICE
                             ---------------------------------------------------------------------------------------------
From $2.04 to $8.00                 629,515               8.50               $  5.13           150,557           $4.97
From $8.50 to $13.50                 48,340               7.36                 11.98            38,340           12.89
From $14.00 to $22.13               290,300               7.01                 15.43           158,577           15.62
                             ---------------------------------------------------------------------------------------------
From $2.04 to $22.13                968,155               8.00                 $8.55           347,474          $10.70
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

    At December 31, 1999, 1998 and 1997, the Company had two stock-based compensation plans, as described above. The Company applies APB 25 in accounting for its plans. Accordingly, no compensation cost for continuing operations has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income and earnings per share would have been as follows:


                                           2000       1999       1998
                                           ----       ----       ----
Income from Continuing operations
  as reported                           $ 5,474    $10,123    $ 8,314
Income from continuing operations
  pro forma                             $ 5,226    $ 9,233    $ 7,707

Basic earnings per common share
  from continuing operations as
  reported                              $  0.73    $  1.37    $  1.14
Basic earnings per common share
  from continuing operations
  pro forma                             $  0.70    $  1.25    $  1.06

Diluted earnings per common share
  from continuing operations as
  reported                              $  0.72    $  1.36    $  1.11
Diluted earnings per common share
  from continuing operations
  pro forma                             $  0.69    $  1.24    $  1.03

    The fair value of the purchase rights under the Purchase Plan, the options and the warrants is estimated using the Black-Scholes option pricing model.

    The assumptions underlying the estimates derived using the Black-Scholes model are as follows:


                                                 1996 STOCK OPTION/                               EMPLOYEE STOCK
                                                STOCK ISSUANCE PLAN                               PURCHASE PLAN
                                                -------------------                               ---------------
                                     2000             1999               1998            2000           1999            1998
                                     ----             ----               ----            ----           ----            ----
Expected Dividend Yield                0%                 0%                0%             0%               0%             0%
Risk-free Interest Rate             6.75%               5.7%              4.5%          5.63%             5.4%           5.4%
Expected Volatility                 74.4%                67%               48%          74.4%              67%            48%
Expected Life (in years)             3.77                3.0               2.9        0.5-2.0          0.5-2.0        0.5-2.0

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

    EMPLOYEE 401(k) PLAN

    The Company adopted The Willis 401(k) Plan (the "401(k) Plan") effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States. In 2000, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $10,500. The Company made no 401(k) contributions during the years ended December 31, 2000 and 1999.

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

(12)  EQUITY

In addition to stock issued under the Employee Stock Purchase Plan described in note 10, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option, exercisable within 18 months of the closing date, to purchase newly issued shares of its common stock in a private placement in an amount between 1,700,000 shares and up to an amount that would give FlightTechnics 34.9% of the Company's issued and outstanding common stock. The price per share for the first additional 1,700,000 shares purchased pursuant to this option will be $15.00, and the price per share for any shares purchased in excess of the first additional 1,700,000 shares will be $16.50. Total proceeds of the transaction were $19.5 million before transaction costs of $1.3 million. Proceeds are allocated $14.8 million to shares and $3.3 million to options based upon the relative fair values at the issuance date, November 30, 2000.

                        WILLIS LEASE FINANCE CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13)  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share data):


Fiscal 2000                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
---------------------------------------------------------------------------------------------------------
Total Revenue                     13,947           15,163         15,263           13,257         57,630
Income from continuing
   operations                      1,541            1,522          2,010              401          5,474
Discontinued Operations              141              332             61            1,806          2,340
Net income                         1,682            1,854          2,071            2,207          7,814

Basic earnings per common
   share
Income from continuing
   operations                       0.21             0.21           0.27             0.05           0.73
Discontinued Operations             0.02             0.04           0.01             0.23           0.31
Net income                          0.23             0.25           0.28             0.28           1.04

Diluted earnings per common
   share
Income from continuing
   operations                       0.21             0.21           0.27             0.05           0.72
Discontinued Operations             0.01             0.04           0.01             0.23           0.31
Net income                          0.22             0.25           0.28             0.28           1.03

Average common shares
   outstanding                     7,402            7,402          7,403            7,843          7,512
Diluted Average common shares
   outstanding                     7,484            7,495          7,496            7,997          7,607


Fiscal 1999                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
---------------------------------------------------------------------------------------------------------
Total Revenue                     19,250           18,447         13,481           14,047         65,225
Income from continuing
   operations                      2,724            2,800          1,031            3,568         10,123
Discontinued Operations               61              (14)        (5,415)          (1,473)        (6,840)
Net income                         2,785            2,787         (4,384)           2,095          3,283

Basic earnings per common
   share
Income from continuing
   operations                       0.37             0.38           0.14             0.48           1.37
Discontinued Operations             0.01                -          (0.73)           (0.20)         (0.93)
Net income                          0.38             0.38          (0.59)            0.28           0.44

Diluted earnings per common
   share
Income from continuing
   operations                       0.37             0.37           0.14             0.48           1.36
Discontinued Operations                -                -          (0.73)           (0.20)         (0.92)
Net income (loss)                   0.37             0.37          (0.59)            0.28           0.44

Average common shares
   outstanding                     7,363            7,374          7,394            7,398          7,382
Diluted Average common shares
   outstanding                     7,450            7,453          7,448            7,443          7,447

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

SCHEDULE II
Valuation Accounts (in thousands)

                        WILLIS LEASE FINANCE CORPORATION
                               Valuation Accounts
                                 (in thousands)


                                         Balance at         Additions Charged                            Balance at
                                        Beginning of            to Expense            Deductions           End of
                                           Period                                                          Period
                                        ---------------------------------------------------------------------------
December 31, 1998
Accounts receivable, allowance
  for doubtful accounts                       $22                      12                     -              $34
December 31, 1999
Accounts receivable, allowance
  for doubtful accounts                        34                     105                   (92)              47
December 31, 2000
Accounts receivable, allowance
  for doubtful accounts                        47                      24                   (71)               -

December 31, 1998
Reserve for sales returns                    $223                     550                  (428)            $345
December 31, 1999
Reserve for sales returns                     345                     389                   (29)             705
December 31, 2000
Reserve for sales returns                     705                     144                  (849)               -

INDEX OF EXHIBITS


      EXHIBIT
       NUMBER         DESCRIPTION
      -------         -----------
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

        4.2 Rights Agreement dated September 30, 1999, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on October 4, 1999.

        4.3           First Amendment to Rights Agreement, dated as of November
                      30, 2000, by and between the Company and American Stock
                      Transfer and Trust Company. Incorporated by reference to
                      Exhibit 10.1 of the Company's report on form 8-K filed
                      December 15, 2000.

        10.1 Form of Indemnification Agreement entered into between the Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No.
                      333-5126-LA filed on June 21, 1996.

        10.2          Employment Agreement between the Company and Charles F.
                      Willis IV dated November 7, 2000.

        10.3          Employment Agreement between the Company and Donald A.
                      Nunemaker dated November 21, 2000.

        10.4          Employment contract for Nicholas J. Novasic dated
                      June 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended
                      September 30, 2000.

        10.5 Separation Agreement dated May 24,2000 between the Company and James D. McBride

        10.6          Settlement Agreement dated August 10, 2000 between the
                      Company and Robert Rau.

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

       10.11 The Company's 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 24, 2000. Incorporated by reference to the Company's Proxy Statement dated April 27,
                      2000.

       10.12* Operating Agreement of PGTC LLC dated May 28, 1999 among the Company, Chromalloy Gas


      EXHIBIT
       NUMBER         DESCRIPTION
      -------         -----------
                      Turbine Corporation and Pacific Gas Turbine Center,
                      Incorporated. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended
                      June 30, 1999.

       10.13* Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form
                      10-Q for the quarter ended June 30, 1999.

       10.14*         Second Amendment to Amended and Restated Series 1997-1
                      Supplement. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended
                      March 31, 2000.

       10.15          Amended and Restated Credit Agreement as of February 10,
                      2000. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March
                      31, 2000.

       10.16 Investment Agreement, dated as of November 7, 2000, by and among the Company, FlightTechnics LLC, Flightlease AG, SR
                      Technics Group and SR Technics Group America, Inc.
                      Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K filed on November 13, 2000.

       10.17          Membership Interest Purchase Agreement, dated as of
                      November 7, 2000, by and between the Company and SR
                      Technics Group America, Inc. Incorporated by reference to
                      Exhibit 10.3 of the Company's report on Form 8-K filed on November 13, 2000.

       10.18 Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America,
                      Inc. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K filed on November 13, 2000.

       10.19* Cooperation Agreement, dated as of November 7, 2000, by and among the Company, Flightlease AG and SR Technics
                      Group. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 8-K filed on November 13, 2000.

       10.20 Stockholders' Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW
                      Partners, L.P., Austin Chandler Willis 1995 Irrevocable
                      Trust and FlightTechnics LLC. Incorporated by reference to
                      Exhibit 10.8 on Form 8-K filed on November 13, 2000.

        11.1          Statement regarding computation of per share earnings.

        21.1          Subsidiaries of the Company

        23.1          Consent and Report on Schedule II of KPMG LLP, Independent
                      Accountants

                                                                              52