Form 10-Q
period 2001-03-31
WILLIS LEASE FINANCE CORP
filed 2001-05-14
CIK 1018164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2320 Marinship Way, Suite 300
Sausalito, CA (Address of principal executive offices)	94965 (Zip Code)

Registrant's telephone number, including area code (415) 331-5281

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 3, 2001
Common Stock, $0.01 Par Value	8,723,836

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets As of March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Income Three months ended March 31, 2001 and 2000	4
	Consolidated Statements of Shareholders' Equity Year ended December 31, 2000 and three months ended March 31, 2001	5
	Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		11
Item 3. Quantitative and Qualitative Disclosures About Market Risk		16
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents including restricted cash of $27,485 and $16,666 at March 31, 2001 and December 31, 2000 respectively	35,648	25,371
Equipment held for operating lease, less accumulated depreciation of $30,033 and $27,296 at March 31, 2001 and December 31, 2000, respectively	436,763	408,814
Net investment in direct finance lease	7,724	7,910
Operating lease related receivable	2,930	4,143
Net assets of discontinued operations	3,332	3,841
Investments	1,480	780
Other assets	7,232	5,071

Total assets	$495,109	$455,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	5,726	6,353
Swap liabilities	1,975	—
Deferred income taxes	17,789	17,076
Notes payable	332,848	301,346
Residual share payable	2,738	2,630
Maintenance reserves	26,970	24,452
Security deposits	4,243	4,251
Unearned lease revenue	5,807	4,132

Total liabilities	398,096	360,240

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,713,836 and 8,704,638 shares issued and outstanding as of March 31, 2001 and December 31, 2000 respectively)	87	87
Paid-in capital in excess of par	60,979	60,771
Retained earnings	37,152	34,832
Accumulated other comprehensive income	(1,205)	—

Total shareholders' equity	97,013	95,690

Total liabilities and shareholders' equity	$495,109	$455,930

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2001	2000
REVENUE
Lease revenue	14,522	11,942
Gain on sale of leased equipment	2,575	2,005

Total revenue	17,097	13,947

EXPENSES
Depreciation expense	3,648	3,008
General and administrative	3,214	2,683

Total expenses	6,862	5,691

Earnings from operations	10,235	8,256
Interest expense	6,285	5,760
Interest income	(255)	(218)
Residual share	108	188

Net interest and finance costs	6,138	5,730

Income from continuing operations before income taxes	4,097	2,526
Income taxes	(1,598)	(985)

Income from continuing operations	2,499	1,541

DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax of $21 and $90 for periods ended March 31, 2001 and 2000 respectively)	33	141
Loss on disposal of discontinued operations (net of income tax of $136 for period ended March 31, 2001)	(212)	—

	(179)	141

Net income	$2,320	$1,682

Basic earnings per common share:
Income from continuing operations	$0.29	$0.21
Discontinued operations	(0.02)	0.02

Net income	$0.27	$0.23

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.20
Discontinued operations	$(0.02)	$0.02

Net income	$0.26	$0.22

Average common shares outstanding	8,709	7,402
Diluted average common shares outstanding	8,883	7,484

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Year Ended December 31, 2000 and Three Months Ended March 31, 2001
(In thousands)
(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Retained earnings	Accumulated Other Comprehensive Income	Total shareholders' equity
Balances at December 31, 1999	7,398	$74	$42,446	$27,018	—	$69,538
Net income	—	—	—	7,814	—	7,814
Shares issued	1,307	13	15,004	—	—	15,017
Options Granted	—	—	3,321	—	—	3,321

Balances at December 31, 2000	8,705	87	60,771	34,832	—	95,690
Net Income	—	—	—	2,320	—	2,320
Other comprehensive income
Transition adjustment as of January 1, 2001 (net of tax of $290)	—	—	—	—	(453)	(453)
Net loss on cashflow hedging instruments (net of tax of $480)	—	—	—	—	(752)	(752)

Total comprehensive income	—	—	—	—	—	1,115
Shares issued	9	—	208	—		208

Balances at March 31, 2001	8,714	$87	$60,979	$37,152	$(1,205)	$97,013

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$2,320	$1,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,853	3,449
Stock option compensation	162	—
Gain on sale of leased equipment	(2,575)	(2,005)
Loss on sale of discontinued operations	348	—
Loss from unconsolidated affiliate	—	430
Changes in assets and liabilities:
Receivables	1,619	(2,838)
Other assets	(2,205)	1,070
Accounts payable and accrued expenses	(627)	(1,216)
Deferred income taxes	1,483	1,075
Residual share payable	108	(1,286)
Unearned lease revenue	1,573	(138)
Maintenance reserves	2,517	487
Security deposits	(8)	(852)

Net cash provided by (used in) operating activities	8,568	(142)
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	12,975	7,595
Adjustment to proceeds from sale of discontinued operations	(348)	—
Purchase of equipment held for operating lease	(41,947)	(11,658)
Purchase of property, equipment and furnishings	(6)	(121)
Investment at cost	(700)	(1,270)
Principal payments received on direct finance lease	186	171

Net cash used in investing activities	(29,840)	(5,283)
Cash flows from financing activities:
Proceeds from issuance of notes payable	43,175	16,420
Proceeds from issuance of common stock	46	23
Principal payments on notes payable	(11,672)	(7,839)
Principal payments on capital lease obligation	—	(2,489)

Net cash provided by financing activities	31,549	6,115
Increase in cash and cash equivalents	10,277	690
Cash and cash equivalents at beginning of period including restricted cash of $16,666 and $15,992 at December 31, 2000 and 1999 respectively	25,371	25,468

Cash and cash equivalents at end of period including restricted cash of $27,485 and $16,666 at March 31, 2001 and December 31, 2000 respectively.	$35,648	$26,158

Supplemental information:
Net cash paid for:
Interest	$6,437	$6,432

Income Taxes	$59	—

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  Consolidated Financial Statements

    The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition, certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 (unaudited), and December 31, 2000, and the unaudited results of its operations for the three month periods ended March 31, 2001 and 2000 and its cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations and cash flows for the period ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

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

3.  Commitments

    The Company has one lease for its office space. The annual lease rental commitment is $325,000 and the lease expires on May 31, 2003. The Company also leases, on a month-to-month basis, office space from its former parts subsidiary in San Diego.

    The Company has committed to purchase, during the remainder of 2001, one additional used engine for its operations, for not more than $4.5 million.

    Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

4.  Investments

    In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company—Sichuan Snecma Aero-engine Maintenance Co. Ltd. Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are

China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. The Company's investment in Sichuan Snecma at March 31, 2001 is $1.5 million having contributed an additional $0.7 million in the three months ended March 31, 2001. This investment represents approximately a 7% interest in the venture. The investment is recorded at cost and reviewed for impairment quarterly. No adjustment to the carrying value is required at March 31, 2001.

5.  Discontinued Operations

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

    The Company sold its membership interests in its engine maintenance, repair and testing joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC ("PGTC"), to SRT Group America. Also, the Company sold its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. ("WASI"), to SRT Group America.

    As part of the transaction, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI. Certain of these engines will not be retained in the lease portfolio and either will be sold or are subject to put option arrangements where, at the option of the Company, these engines can be sold to SRT Group America for part-out.

    To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the results of operation are included in discontinued operations.

    Net earnings from discontinued operations for the three months ended March 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000
Revenue:
Operating lease income	$284	$684
Spare parts sales	—	7,087
Other income	—	15

Total Revenue	$284	$7,786

Expenses:
Depreciation expense	$205	$440
Cost of spare parts sales	—	5,359
General and administrative	—	852

Total expenses	$205	$6,651

Earnings from operations:	$79	$1,135
Net interest and finance cost	25	474
Loss from unconsolidated affiliate	—	430

Earnings before income taxes	$54	$231
Income taxes	(21)	(90)

Net earnings from discontinued operations	$33	$141

    During the three months ended March 31, 2001, proceeds for the sale of PGTC were adjusted after audit by the buyer and a loss (net of tax) of $212,000 was recorded.

    Net assets of discontinued operations on the balance sheet as of March 31, 2001 and December 31, 2000 are as follows (in thousands of dollars):

	2001	2000
Receivables (net)	$288	$694
Equipment held for operating lease (net of accumulated depreciation of $2,662 and $2,457)	3,000	3,205
Inventory	150	150
Unearned lease revenue	(106)	(208)

Net assets of discontinued operations	$3,332	$3,841

6.  Notes Payable

    At March 31, 2001 notes payable consists of bank loans totaling $332.8 million payable over periods of 1 to 5 years with current interest rates varying between approximately 6.8% and 11.7%.

    At March 31, 2001, the Company had a $144.5 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes. As of March 31, 2001, this facility was fully drawn. The facility had a revolving period which ended September 2000 and was extended to January 29, 2001, followed by a term-out period ending September 2004. The interest rate on this facility at March 31, 2001 is LIBOR plus 2.25%.

    At March 31, 2001, the Company had a $180.0 million debt warehouse facility (increased from $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company. The facility is renewable annually. This facility's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period. At March 31, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 2001, $51.0 million was available under this facility.

    At March 31, 2001 the Company had a $28.2 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary. The facility is a five year term loan with final maturity of June 30, 2005. The interest rate is currently LIBOR plus 2.05%. This facility is fully drawn.

    The following is a summary of the aggregate maturities of notes payable on March 31, 2001 (dollars in thousands)

Year Ending December 31,
2001	$28,594
2002	47,258
2003	46,474
2004	99,232
2005	40,600
2006 and thereafter	70,690

$332,848

7.  Derivative Instruments

    The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company's borrowings are at variable rates. In addition, WLFC Funding Corporation is required under its credit agreements to hedge a portion of its borrowings.

    The Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137) in the current quarter. Under this Statement the Company's interest rate swaps were designated as cash flow hedges.

    The Company reviews the effectiveness of these hedges on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Income and/or Earnings for the period. On January 1, 2001 upon adoption of the standard the Company recorded a transition adjustment of $453,000 (net of tax of $290,000). For the three months ended March 31, 2001, the change in fair value of the swaps recorded to Other Comprehensive Income was $752,000 (net of tax of $480,000) and there was no change in fair value recognized in earnings. Interest expense for the three month period ended March 31, 2001 was increased by the Company's interest rate hedges by approximately $50,000. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity. It is not possible to ascertain the effect on earnings for the remainder of 2001 of a reduction in effectiveness at this time and it is the Company's intention to hold the swaps until their maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment. In addition, the Company engages in the selective purchase, sale and resale of commercial aircraft engines.

    Revenue consists primarily of lease revenue and income from the sale of engines and equipment.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000:

    Leasing Related Activities.  Lease related revenue for continuing operations for the quarter ended March 31, 2001 increased 22% to $14.5 million from $11.9 million for the comparable period in 2000. This increase reflects an increase in the lease portfolio. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2001 and 2000 was $444.5 million and $339.1 million, respectively.

    During the quarter ended March 31, 2001, 8 engines were added to the Company's lease portfolio at a total cost of $41.9 million. Two engines from the lease portfolio were sold. The engines sold from the lease portfolio had a total net book value of $10.4 million and were sold for a gain of $2.6 million.

    During the quarter ended March 31, 2000, 3 engines were added to the Company's lease portfolio at a cost of $11.7 million. The Company sold, or transferred to its former parts subsidiary, 8 engines and 2 aircraft from the lease portfolio. The engines sold from the lease portfolio had a net book value of $5.6 million and were sold for a gain of $2.0 million.

    Depreciation Expense.  Depreciation expense for continuing operations increased 21% to $3.6 million for the quarter ended March 31, 2001 from the comparable period in 2000 mainly due to the increase in the lease portfolio.

    General and Administrative Expenses.  General and administrative expenses increased 20% to $3.2 million for the quarter ended March 31, 2001, from the comparable period in 2000 mainly due to increased staffing costs and marketing expenses together with non-capitalizable engine repairs.

    Interest Expense and Finance Costs.  Interest expense related to continuing operations increased 9% to $6.3 million for the quarter ended March 31, 2001 from the comparable period in 2000, due to an increase in average debt. Residual sharing expense related to debt decreased 43% to $0.1 million for the quarter ended March 31, 2001 from $0.2 million for the comparable period in 2000. Residual sharing arrangements apply to two of the Company's engines as of March 31, 2001 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds. Interest income for the quarter ended March 31, 2001 was $0.3 million compared to $0.2 million for the comparable period in 2000. Interest is earned on cash, deposits held and notes receivable.

    Income Taxes.  Income tax expense for continuing operations for the quarter ended March 31, 2001 was $1.6 million compared to $1.0 million for the comparable period in 2000. The effective tax rate for the quarters ended March 31, 2001 and 2000 was 39%.

    Discontinued Operations.  During the three months ended March 31, 2001, proceeds for the sale of PGTC were adjusted after audit by the buyer and a loss (net of tax) of $212,000 was recorded.

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

    SFAS No. 137, "Accounting for Derivatives, Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the requirements of SFAS 133 in the first quarter of 2001. On January 1, 2001 upon adoption of the standard the Company recorded a transition adjustment of $453,000 (net of tax of $290,000). For the three months ended March 31, 2001, the change in fair value of the swaps recorded to Other Comprehensive Income was $752,000 (net of tax of $480,000) and there was no change in fair value recognized in earnings. Interest expense for the three month period ended March 31, 2001 was increased by the Company's interest rate hedges by approximately $50,000.

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

Liquidity and Capital Resources

    Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock. Cash of approximately $43.2 million and $16.4 million, in the three month periods ended March 31, 2001 and 2000, respectively, was derived from borrowings. Cash flow from operating activities provided $8.6 million and used $0.1 million in the three month periods ended March 31, 2001 and 2000, respectively. In these same time periods, $11.7 million and $10.3 million, respectively, of cash was used to repay debt.

    The Company's primary use of funds is for the purchase of equipment for lease. Approximately $41.9 million and $11.7 million of funds were used for this purpose in the three month periods ended March 31, 2001 and 2000, respectively.

    At March 31, 2001, the Company had a $144.5 million credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes. As of March 31, 2001, this facility was fully drawn. The facility had a revolving period which ended September 2000 and was extended to January 29, 2001, followed by a term-out period ending September 2004. The interest rate on this facility at March 31, 2001 is LIBOR plus 2.25%.

    At March 31, 2001, the Company had a $180.0 million debt warehouse facility (increased from $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company. The facility is renewable annually. This facility's structure facilitates public or private securitized note issuances by the special purpose finance subsidiary. The subsidiary is consolidated for financial statement presentation purposes. The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period. At March 31, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%. The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. Assuming compliance with the facility's terms, including sufficiency of collateral, as of March 31, 2001, $51.0 million was available under this facility.

    At March 31, 2001 the Company had a $28.2 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary. The facility is a five year term loan with final maturity of June 30, 2005. The interest rate is currently LIBOR plus 2.05%. This facility is fully drawn.

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

    The Company has committed to purchase, during the remainder of 2001, one additional used engine for its operations for not more than $4.5 million.

Management of Interest Rate Exposure

    At March 31, 2001, $302.4 million of the Company's borrowings were on a variable rate basis at various interest rates tied to LIBOR, the commercial paper rate, or the prime rate. The Company's equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

    To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $95.0 million, with average remaining terms of 16 to 23 months and average fixed rates of 6.02% to 6.2%.

    Interest expense for the three month period ended March 31, 2001 was increased by the Company's interest rate hedges by approximately $50,000. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

Factors That May Affect Future Results

    Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company's report on Form 10-K for the year ended December 31, 2000. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the company.

    The business in which the Company is engaged is a capital intensive business. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all. If the Company is not successful in obtaining sufficient capital, the Company's ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) fund its working capital needs and (iii) finance possible future acquisitions, would be impaired. The Company's inability to obtain sufficient capital would have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties. Upon termination of a lease, the Company will seek to re-lease or sell the aircraft equipment. The Company also engages in the selective purchase and resale of commercial aircraft engines. On occasion, the Company purchases engines without having a firm commitment for their sale. Numerous factors, many of which are beyond the Company's control, may have an impact on the Company's ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply or cost of aircraft engines, and (vi) technological developments. There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms. The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

    A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company's business, financial condition and/or results of operations. Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations. In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Bankruptcy Code, creditors are automatically stayed from enforcing their rights. In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company's investment in an aircraft, aircraft engines or parts in the event of a lessee's bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection. Leases of spare parts may involve additional risks. For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than the engine.

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

    During the three month period ended March 31, 2001, 78% of the Company's lease revenue was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

    The Company has experienced significant growth in lease revenues recently. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations, in which event the Company's business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company's existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future changes to earnings related to the amortization of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management's attention from ongoing business operations, and (iv) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

    The markets for the Company's products and services are extremely competitive, and the Company faces competition from a number of sources. These include aircraft and aircraft part manufacturers, aircraft and aircraft engine lessors, airline and aircraft service companies. Certain of the Company's competitors have substantially greater resources than the Company, including greater name recognition, a broader range of material, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition and/or results of operations.

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

    The Company obtains a substantial portion of its portfolio of aircraft and engines from airlines and other suppliers. There is no organized market for aircraft and engines, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft and engines is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft and engines of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company's leases. Certain of the Company's warehouse credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $2.4 million per annum. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $4.0 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company's variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

    The Company is also exposed to currency devaluation risk. During the nine month period ended March 31, 2001, 78% of the Company's total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2001

Willis Lease Finance Corporation

By:	/s/ NICHOLAS J. NOVASIC Nicholas J. Novasic Chief Financial Officer

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
10.2
Employment Agreement between the Company and Charles F. Willis IV dated November 7, 2000. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2000.
10.3
Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-K for the year ended December 31, 2000.
10.4	Employment contract for Nicholas J. Novasic dated June 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2000.
10.5	Separation Agreement dated May 24, 2000 between the Company and James D. McBride. Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-K for the year ended December 31, 2000.
10.6	Settlement Agreement dated August 10, 2000 between the Company and Robert Rau. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 10-K for the year ended December 31, 2000.
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

10.21	Third Amendment to Note Purchase Agreement dated February 7, 2001.
10.22*	Third Amendment to Amended and Restated Series 1997-1 Supplement dated February 7, 2001.
11.1	Statement regarding computation of per share earnings.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)
Reports on Form 8-K

  No reports were filed under Form 8-K during the period.

QuickLinks

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX
WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share data) (Unaudited)
WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except share data) (Unaudited)
WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Year Ended December 31, 2000 and Three Months Ended March 31, 2001 (In thousands) (Unaudited)
WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)
WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
SIGNATURES
PART II
  Item 6. Exhibits and Reports on Form 8-K