Form 10-Q
period 2001-06-30
WILLIS LEASE FINANCE CORP
filed 2001-08-10
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300 Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

(415) 331-5281
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 30, 2001

Common Stock, $0.01 Par Value	8,806,624

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1. Consolidated Financial Statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Cash and cash equivalents including restricted cash of $25,359 and $16,666 at June 30, 2001 and December 31, 2000, respectively	34,212	25,371
Equipment held for operating lease, less accumulated depreciation of $33,120 and $27,296 at June 30, 2001 and December 31, 2000, respectively	465,720	408,814
Net investment in direct finance lease	7,564	7,910
Operating lease related receivable	2,914	4,143
Net assets of discontinued operations	1,227	3,841
Investments	1,480	780
Other assets	7,314	5,071

Total assets	$520,431	$455,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	7,549	6,353
Swap liabilities	2,056	-
Deferred income taxes	21,056	17,076
Notes payable	348,000	301,346
Residual share payable	2,820	2,630
Maintenance reserves	29,454	24,452
Security deposits	4,468	4,251
Unearned lease revenue	5,442	4,132

Total liabilities	420,845	360,240

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	-	-
Common stock, ($0.01 par value. 20,000,000 shares authorized; 8,782,624 and 8,704,638 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively)	88	87
Paid-in capital in excess of par	61,236	60,771
Other comprehensive income, net of $802 tax	(1,254)	-
Retained earnings	39,516	34,832

Total shareholders' equity	99,586	95,690

Total liabilities and shareholders' equity	$520,431	$455,930

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

REVENUE
Lease revenue	15,605	12,263	30,127	24,205
Gain on sale of leased equipment	3,622	2,899	6,197	4,904

Total revenue	19,227	15,162	36,324	29,109

EXPENSES
Depreciation expense	4,413	3,074	8,061	6,082
General and administrative	3,665	3,475	6,879	6,158

Total expenses	8,078	6,549	14,940	12,240

Earnings from operations	11,149	8,613	21,384	16,869

Interest expense	6,469	6,268	12,754	12,029
Interest income	(269)	(266)	(524)	(485)
Residual share	81	153	189	341

Net interest and finance costs	6,281	6,155	12,419	11,885

Income from continuing operations before income taxes	4,868	2,458	8,965	4,984
Income taxes	(1,899)	(936)	(3,496)	(1,922)

Income from continuing operations	2,969	1,522	5,469	3,062

DISCONTINUED OPERATIONS
Income/(loss) from discontinued operations (net of income tax (expense) / benefit of $31, ($250), $10 and ($339) for three and six months ended June 30, 2001 and 2000, respectively)	(48)	332	(15)	474
Loss on disposal of discontinued operations (net of income tax benefit of $357 and $493 for three and six months ended June 30, 2001)	(558)	-	(770)	-

	(606)	332	(785)	474

Net income	$2,363	$1,854	$4,684	$3,536

Basic earnings per common share:
Income from continuing operations	$0.34	$0.21	$0.63	$0.42
Discontinued operations	(0.07)	0.04	(0.09)	0.06

Net income	$0.27	$0.25	$0.54	$0.48

Diluted earnings per common share:
Income from continuing operations	$0.33	$0.21	$0.61	$0.41
Discontinued operations	(0.06)	0.04	(0.08)	0.06

Net income	$0.27	$0.25	$0.53	$0.47

Average common shares outstanding	8,735	7,402	8,722	7,402
Diluted average common shares outstanding	8,905	7,495	8,896	7,489

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Year Ended December 31, 2000 and Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Retained earnings	Other Comprehensive Income	Total shareholders' equity

Balances at December 31, 1999	7,398	74	42,446	27,018	-	69,538

Net income	-	-	-	7,814	-	7,814

Shares issued	1,307	13	15,004	-	-	15,017
Options Granted	-	-	3,321	-	-	3,321

Balances at December 31, 2000	8,705	87	60,771	34,832	-	95,690

Net Income	-	-	-	4,684	-	4,684
Other comprehensive income
Transition adjustment as of January 1, 2001 (net of tax of $290)	-	-	-	-	(453)	(453)
Net loss on cashflow hedging instruments, (net of tax of $512)	-	-	-	-	(801)	(801)

Total comprehensive income	-	-	-	-	-	3,430

Shares issued	78	1	465	-	-	466

Balances at June 30, 2001	8,783	$88	$61,236	$39,516	$(1,254)	99,586

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

		Six Months Ended June 30,
		2001	2000

	Cash flows from operating activities:
	Net income	$4,684	$3,536
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	8,596	6,995
	Stock option compensation	162	-
	Gain on sale of leased equipment	(6,197)	(4,904)
	Loss on sale of discontinued operations	613	-
	Loss from unconsolidated affiliate	-	791
	Changes in assets and liabilities:
	Receivables	1,923	(2,502)
	Other assets	(1,698)	5,749
	Accounts payable and accrued expenses	1,196	1,485
	Deferred income taxes	4,783	2,261
	Residual share payable	190	(1,132)
	Unearned lease revenue	1,160	(141)
	Maintenance deposits	5,002	1,805
	Security deposits	217	68

	Net cash provided by operating activities	20,631	14,011
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	26,244	23,425
	Proceeds from sale of discontinued operations	771	-
	Purchase of equipment held for operating lease	(84,912)	(45,858)
	Purchase of property, equipment and furnishings	(498)	(212)
	Investment at cost	(700)	(1,758)
	Principal payments received on direct finance lease	346	357

	Net cash used in investing activities	(58,749)	(24,046)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	94,191	61,927
	Proceeds from issuance of common stock	304	23
	Principal payments on notes payable	(47,536)	(48,782)
	Principal payments on capital lease obligation	-	(2,489)

	Net cash provided by financing activities	46,959	10,679
	Increase in cash and cash equivalents	8,841	644

	Cash and cash equivalents at beginning of period including restricted cash of $16,666 and $15,992 at December 31, 2000 and 1999 respectively	25,371	25,468

	Cash and cash equivalents at end of period including restricted cash of $25,359 and $19,779 at June 30, 2001 and 2000, respectively	$34,212	$26,112

	Supplemental information:
Net cash paid for:	Interest	$12,327	$12,131

	Income Taxes	$59	$-

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             Consolidated Financial Statements

             The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  In addition, certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 (unaudited), and December 31, 2000, and the unaudited results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.  The results of operations and cash flows for the period ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

             Management considers the continuing operations of the Company to operate in one reportable segment.

2.          Management Estimates

             The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

3.          Commitments

             The Company has one lease for its office space.  The annual lease rental commitment is $325,000 and the lease expires on May 31, 2003.  The Company also leases, on a month-to-month basis, office space from its former parts subsidiary in San Diego.

             The Company has committed to purchase, during the remainder of 2001, two additional used engines for its operations, for not more than $10.7 million.

             Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

4.          Investments

             In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company – Sichuan Snecma Aero-engine Maintenance Co. Ltd.  Sichuan Snecma will focus on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at June 30, 2001 is $1.5 million having contributed an additional $0.7 million in the six months ended June 30, 2001.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value is required at June 30, 2001.

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

             To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the related results of operation are included in discontinued operations.

             Net earnings (loss) from discontinued operations for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Operating lease income	$150	$791	$434	$1,475
Spare parts sales	-	8,222	-	15,309
Sale of equipment acquired for resale	-	2,500	-	2,500

Total Revenue	$150	$11,513	$434	$19,284

Expenses:
Depreciation expense	$65	$555	$270	$996
Cost of spare parts sales	150	6,628	150	11,987
Cost of equipment acquired for resale	-	2,150	-	2,150
General and administrative	-	856	-	1,693

Total expenses	$215	$10,189	$420	$16,826

Earnings (loss) from operations:	$(65)	$1,324	$14	$2,458
Net interest and finance cost	14	380	39	854
Loss from unconsolidated affiliate	-	362	-	791

Earnings (loss) before income taxes	$(79)	$582	$(25)	$813
Income taxes	31	(250)	10	(339)

Net earnings (loss) from discontinued operations	$(48)	$332	($15)	$474

             In addition to the net earnings (loss) from discontinued operations, the Company incurred the following losses on disposal of discontinued operations:

During the three and six months ended June 30, 2001, proceeds from the sale of the Company’s interest in Pacific Gas Turbine Center LLC (“PGTC”) were adjusted after audit by the buyer and losses (net of tax) of $22,000 and $234,000, respectively, were recorded.

During the three and six months ended June 30, 2001, 6 engines were sold to avioserv, a subsidiary of SRT Group America, for a loss (net of tax) of $374,000.  In addition a further 2 engines were revalued resulting in a write-down (net of tax) of $162,000.

             Net assets of discontinued operations on the balance sheet as of June 30, 2001 and December 31, 2000 are as follows (in thousands of dollars):

	2001	2000

Receivables (net)	$-	$694
Equipment held for operating lease (net of accumulated depreciation of $453 and $2,457)	1,285	3,205
Inventory	-	150
Unearned lease revenue	(58)	(208)

Net assets of discontinued operations	$1,227	$3,841

6.          Notes Payable

             At June 30, 2001 notes payable consisted of bank loans totaling $348.0 million payable over periods of 1 to 8 years with current interest rates varying between approximately 5.6% and 11.7%.

             At June 30, 2001, the Company had a $115.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of June 30, 2001, $4.0 million was available under this facility.  On July 5, 2001 this facility was increased to $125.0 million and the amount available was similarly increased to $14.0 million.  The facility has a revolving period that expires on May 31, 2004, at which point the amount borrowed will be due and payable. The interest rate on this facility at June 30, 2001 is LIBOR plus 1.75%. From July 1, 2001 the rate changed to LIBOR plus 2.0%.

             At June 30, 2001, the Company had a $190.0 million debt warehouse facility (increased from $180.0 million at March 31, 2001 and $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of  aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period.  At June 30, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  Assuming compliance with the facility’s terms, including sufficiency of collateral, as of June 30, 2001, $10.8 million was available under this facility.

             At June 30, 2001, the Company had a $27.7 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of  aircraft engines transferred by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is currently LIBOR plus 2.05%.  This facility is fully drawn.

             The following is a summary of the aggregate maturities of notes payable on June 30, 2001 (dollars in thousands).

             Year Ending December 31,

2001	$10,804
2002	32,626
2003	31,420
2004	140,623
2005	50,725
2006 and thereafter	81,802

$348,000

7.          Derivative Instruments

             The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WLFC Funding Corporation is required under its credit agreements to hedge a portion of its borrowings.

             The Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137) in the first quarter of 2001.  Under this Statement the Company’s interest rate swaps were designated as cash flow hedges.

             The Company reviews the effectiveness of these hedges on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Income and/or Earnings for the period.  On January 1, 2001 upon adoption of the standard, the Company recorded a transition adjustment of $453,000 (net of  tax of $290,000).  For the three and six months ended June 30, 2001, the change in fair value of the swaps recorded to Other Comprehensive Income was $49,000 (net of tax of $32,000) and $801,000 (net of tax of $512,000), respectively, and there was no change in fair value recognized in Earnings. Interest expense for the three and six months ended June 30, 2001 was increased by the Company’s interest rate hedges by approximately $377,000 and $427,000, respectively. Reclassification into Earnings in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on Earnings for the remainder of 2001 of a reduction in effectiveness at this time.

8.          Equipment Held for Operating Lease

             Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (SFAS 121) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

             The Company regularly reviews the carrying value of its long-lived assets.  In the three and six months ended June 30, 2001, such reviews of the Stage II engine portfolio resulted in write-downs of $443,000 in continuing operations (disclosed under depreciation in the Income Statement) and $267,000 in discontinued operations (disclosed under Losses on Disposal of Discontinued Operations in the Income Statement).

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Overview

             The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment.  In addition, the Company engages in the selective purchase, sale and resale of commercial aircraft engines.

             Revenue consists primarily of lease revenue and income from the sale of engines and equipment.

             Results of Operations

             Three months ended June 30, 2001 compared to the three months ended June 30, 2000:

             Leasing Related Activities.  Lease related revenue for continuing operations for the quarter ended June 30, 2001 increased 27% to $15.6 million from $12.3 million for the comparable period in 2000.  This increase reflects an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2001 and 2000 was $473.3 million and $356.9 million, respectively.

             During the quarter ended June 30, 2001, 7 engines were added to the Company’s lease portfolio at a total cost of $43.0 million, which includes additional capitalized costs.  Two engines from the lease portfolio were sold.  The engines sold from the lease portfolio had a total net book value of $9.6 million and were sold for a gain of $3.6 million.

             During the quarter ended June 30, 2000, 10 engines were added to the Company’s lease portfolio at a cost of $33.9 million.  The Company sold, or transferred to its former parts subsidiary, 4 engines from the lease portfolio.  The engines sold from the lease portfolio had a net book value of $12.9 million and were sold for a gain of $2.9 million.

             Depreciation Expense.  Depreciation expense for continuing operations increased 44% to $4.4 million for the quarter ended June 30, 2001 from the comparable period in 2000 mainly due to the increase in the lease portfolio and write-down of Stage II engines.

             General and Administrative Expenses.  General and administrative expenses increased 6% to $3.7 million for the quarter ended June 30, 2001, from the comparable period in 2000 mainly due to increased staffing costs and marketing expenses together with various one-time expenses.

             Interest Expense and Finance Costs.  Interest expense related to continuing operations increased 3% to $6.5 million for the quarter ended June 30, 2001 from the comparable period in 2000, due to an increase in average debt offset by lower interest rates. Residual sharing expense related to debt decreased 47% to $0.1 million for the quarter ended June 30, 2001 from $0.2 million for the comparable period in 2000.  Residual sharing arrangements apply to two of the Company’s engines as of June 30, 2001 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds.  The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.  Interest income for the quarters ended June 30, 2001 and 2000 was $0.3 million.  Interest is earned on cash, deposits held and notes receivable.

             Income Taxes.  Income tax expense for continuing operations for the quarter ended June 30, 2001 was $1.9 million compared to $0.9 million for the comparable period in 2000 due to higher earnings. The effective tax rate for the quarters ended June 30, 2001 and 2000 was 39%.

                           Discontinued Operations.  During the three months ended June 30, 2001, proceeds from the sale of PGTC were adjusted after audit by the buyer and a loss (net of tax) of $22,000 was recorded.  In addition, the Company sold 6 engines to avioserv, a subsidiary of SRT Group America, at a loss (net of tax) of $374,000 and wrote down a further 2 engines by $162,000 (net of tax).

             Six Months ended June 30, 2001 compared to the six months ended June 30, 2000:

             Leasing Related Activities.  Lease related revenue for continuing operations for the six months ended June 30, 2001 increased 25% to $30.1 million from $24.2 million for the comparable period in 2000.  This increase reflects an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2001 and 2000 was $473.3 million and $356.9 million respectively.

             During the six months ended June 30, 2001, 15 engines were added to the Company’s lease portfolio at a total cost of $84.9 million, which includes additional capitalized costs.  Four engines from the lease portfolio were sold.  The engines sold from the lease portfolio had a total net book value of $20.0 million and were sold for a gain of $6.2 million.

             During the six months ended June 30, 2000, 13 engines were added to the Company’s lease portfolio at a total cost of $45.9 million.  Twelve engines from the lease portfolio were sold or transferred to the Company’s former parts subsidiary.  The engines sold from the lease portfolio had a net book value of $18.5 million and were sold for a gain of $4.9 million.

             Depreciation Expense.  Depreciation expense for continuing operations increased 33% to $8.1 million for the six months ended June 30, 2001, from the comparable period in 2000 mainly due to the increase in the lease portfolio and write-down of Stage II engines.

             General and Administrative Expenses.  General and administrative expenses increased 12% to $6.9 million for the six months ended June 30, 2001 from the comparable period in 2000 mainly due to increased staffing costs and marketing expenses together with various one-time expenses.

             Interest Expense and Finance Costs.  Interest expense related to continuing operations increased 6% to $12.8 million for the six months ended June 30, 2001 from the comparable period in 2000, due to an increase in average debt partially offset by reduced interest rates.  Residual sharing expense related to debt decreased 45% to $0.2 million for the six months ended June 30, 2001 from $0.3 million for the comparable period in 2000.  Residual sharing arrangements apply to two of the Company’s engines as of June 30, 2001 and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds.  The Company accrues for its residual sharing obligation using net book value as an estimate for residual proceeds.  Interest income for the six months ended June 30, 2001 and 2000 was $0.5 million.  Interest is earned on cash, deposits held and notes receivable.

             Income Tax.  Income tax expense for continuing operations for the six months ended June 30, 2001 was $3.5 million compared to $1.9 million for the comparable period in 2000 due to higher earnings.  The effective tax rate for both periods was 39%.

             Discontinued Operations.  During the six months ended June 30, 2001, proceeds from the sale of PGTC were adjusted after audit by the buyer and a loss (net of tax) of $234,000 was recorded.  In addition, 6 engines were sold to avioserv, a subsidiary of SRT Group America, for a loss (net of tax) of $374,000 and a further 2 engines were revalued resulting in a loss (net of tax) of $162,000.

             Accounting Pronouncements

             In September 2000, FASB issued SFAS No. 140, “Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125.”  Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities.  The provisions of Statement 140 became effective for transactions entered into after March 31, 2001.  Statement 140 did not have a material impact on the Company’s consolidated financial statements during the quarter ended June 30, 2001.

             In June 2001, FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.”  Statement 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  Under this Statement all business combinations are to be accounted for using one method, the purchase method.  The provisions of Statement 141 apply to all business combinations instituted after June 30, 2001.

             Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.”  It addresses how intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for on their acquisition and also how they should be accounted for after they have been initially recognized.  The provisions of Statement 142 will become effective the fiscal year beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001 which became immediately subject to the non-amortization and amortization provisions of the Statement.  Statement 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life be recognized as assets but not amortized.  These assets will be assessed for impairment annually.

             The Company did not undertake any transactions during the period nor has any assets that are affected by either of these Statements.

             Liquidity and Capital Resources

             Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $94.2 million and $61.9 million, in the six month periods ended June 30, 2001 and 2000, respectively, was derived from borrowings.  Cash flow from operating activities provided $20.6 million and $14.0 million in the six month periods ended June 30, 2001 and 2000, respectively.  In these same time periods, $47.5 million and $48.8 million, respectively, of cash was used to repay debt.

             The Company’s primary use of funds is for the purchase of equipment for lease.  Approximately $84.9 million and $45.9 million of funds were used for this purpose in the six month periods ended June 30, 2001 and 2000, respectively.

             At June 30, 2001, the Company had a $115.0 million credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of June 30, 2001, $4.0 million was available under this facility. On July 5, 2001 this facility was increased to $125.0 million and the amount available was similarly increased to $14.0 million.  The facility has a revolving period that expires on May 31, 2004.  The interest rate on this facility at June 30, 2001 is LIBOR plus 1.75%. From July 1, 2001 the rate changed to LIBOR plus 2.0%.

             At June 30, 2001, the Company had a $190.0 million debt warehouse facility (increased from $180.0 million at March 31, 2001 and $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period.  At June 30, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  Assuming compliance with the facility’s terms, including sufficiency of collateral, as of June 30, 2001, $10.8 million was available under this facility.

             At June 30, 2001 the Company had a $27.7 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of  aircraft engines transferred by the Company to such subsidiary.  The facility is a five year term loan with final maturity of June 30, 2005.  The interest rate is currently LIBOR plus 2.05%.  This facility is fully drawn.

             The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations.  A decline in the level of internally generated funds or the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial banks.  If the Company is not able to access additional debt and equity capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

             Certain of the Company’s engines have been financed under floating rate facilities.  Accordingly, the Company is subject to interest rate risk, since the underlying lease revenue is fixed.  See “Management of Interest Rate Exposure” below.

             The Company has committed to purchase, during the remainder of 2001, two additional used engines for its operations for not more than $10.7 million. Under the terms of the Sichuan Snecma joint venture (see note 4 to the Consolidated Financial Statements), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

             Management of Interest Rate Exposure

             At June 30, 2001, $318.6 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR, the commercial paper rate, or the prime rate.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

             To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $95.0 million, with average remaining terms of 4 to 34 months and average fixed rates of 5.8% to 6.67%.

             Interest expense for the three and six month periods ended June 30, 2001 was increased by the Company’s interest rate hedges by approximately $377,000 and $427,000, respectively.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties.  The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

             Factors That May Affect Future Results

             Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere herein and in the Company’s report on Form 10-K for the year ended December 31, 2000.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

             The business in which the Company is engaged is a capital intensive business.  Accordingly, the Company’s ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital.  There can be no assurance that the necessary amount of such capital will continue to be available to the Company on favorable terms or at all.  If the Company is not successful in obtaining sufficient capital, the Company’s ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii) fund its working capital needs and (iii) finance possible future acquisitions, would be impaired.  The Company’s inability to obtain sufficient capital would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

             The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties.  Upon termination of a lease, the Company will seek to re-lease or sell the aircraft equipment.  The Company also engages in the selective purchase and resale of commercial aircraft engines.  On occasion, the Company purchases engines without having a firm commitment for their sale.  Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply or cost of aircraft engines, and (vi) technological developments.  There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms.  The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

             The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) fuel costs, (vi) downturns in the air transportation industry, (vii) increased fare competition, (viii) decreases in growth of air traffic, (ix) unanticipated early lease termination or a default by a lessee, (x) the timing of engine acquisitions, (xi) engine marketing activities or (xii) fluctuations in market prices for the Company’s assets.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

             A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations.  In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Bankruptcy Code, creditors are automatically stayed from enforcing their rights.  In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than the engine.

             The Company’s leases are generally structured at fixed rental rates for specified terms while many of the Company’s borrowings are at a floating rate.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

             During the six month period ended June 30, 2001, 78% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

             The Company has experienced significant growth in lease revenues recently.  The Company’s growth has placed, and is expected to continue to place, a significant strain on the Company’s managerial, operational and financial resources.  There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected.  The Company may also acquire businesses that would complement or expand the Company’s existing businesses.  Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the impairment of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management’s attention from ongoing business operations or (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

             The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources.  These include aircraft and aircraft part manufacturers, aircraft and aircraft engine lessors, airline and aircraft service companies.  Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of material, complementary lines of business and greater financial, marketing and other resources.  In addition, equipment manufacturers and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition.  There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

             The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis.  In addition, the Company’s lessees currently enjoy favorable accounting and tax treatment by entering into operating leases.  Any change to current tax laws or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense would have a material impact on the Company’s business, financial condition and/or results of operations.

             The Company obtains a substantial portion of its portfolio of aircraft and engines from airlines and other suppliers.  There is no organized market for aircraft and engines, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment.  The market for bulk sales of surplus aircraft and engines is highly competitive, in some instances involving a bidding process.  While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus aircraft and engines of the type required by the Company’s customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

             The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s warehouse credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $3.0 million per annum.  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $6.0 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

             The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings.  The Company is currently required to hedge a portion of debt of the WLFC Funding Corporation facility.  Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates.  A portion of the Company’s leases provides that lease payments be adjusted based on changes in interest rates.  Furthermore, since lease rates tend to vary with interest rate levels, it is likely that the company can adjust lease rates for the effect of change in interest rates at the termination of leases.  Other financial assets and liabilities are at fixed rates.

             The Company is also exposed to currency devaluation risk.  During the six month period ended June 30, 2001, 78% of the Company's total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

PART II

Item 4.              Submission of Matters to a Vote of Security Holders

             At the May 22, 2001 Annual Meeting of Shareholders of Willis Lease Finance Corporation, the following matters were voted upon:

	Description	Votes

1.	Election of Class III Director

	Charles F. Willis IV	7,678,723 568,285	For Withheld

2.	Approval of Amendments to the Company’s 1996 Stock Option/Stock Issuance Plan.	5,761,544 1,522,628 5,700	For Against Abstain

Item 6.              Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998. Incorporated by reference to Exhibits 4.01 and 4.02 of the Company's report on Form 8-K filed on June 23, 1998.

3.2	Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on June 23, 1998.
4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's report on Form 10-Q for the quarter ended June 30, 1998.
4.2	Rights Agreement dated September 30, 1999, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 8-K filed on October 4, 1999.

4.3	First Amendment to Rights Agreement, dated as of November 30, 2000, by and between the Company and American Stock Transfer and Trust Company. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed December 15, 2000.

10.1	Form of Indemnification Agreement entered into between the Company and its directors and officers. Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on June 21, 1996.

10.2	Employment Agreement between the Company and Charles F. Willis IV dated November 7, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.3	Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.4	Employment contract for Nicholas J. Novasic dated June 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000.
10.5	Separation Agreement dated May 24, 2000 between the Company and James D. McBride. Incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-K for the year ended December 31, 2000.
10.6	Settlement Agreement dated August 10, 2000 between the Company and Robert Rau. Incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-K for the year ended December 31, 2000.
10.7*	Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee. Incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1997.

10.8	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1999.
10.9*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 1999.
10.10*	Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the year ended December 31, 1997.

10.11	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 23, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.
10.12*	Operating Agreement of PGTC LLC dated May 28, 1999 among the Company, Chromalloy Gas Turbine Corporation and Pacific Gas Turbine Center, Incorporated. Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

10.13*	Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

10.14*	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 2000.
10.15*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended June 30, 2000.
10.16	Investment Agreement, dated as of November 7, 2000, by and among the Company, FlightTechnics LLC, Flightlease AG, SR Technics Group and SR Technics Group America, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed on November 13, 2000.

10.17	Membership Interest Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 8-K filed on November 13, 2000.

10.18	Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K filed on November 13, 2000.

10.19*	Cooperation Agreement, dated as of November 7, 2000, by and among the Company, Flightlease AG and SR Technics Group. Incorporated by reference to Exhibit 10.6 of the Company’s report on Form 8-K filed on November 13, 2000.

10.20	Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC. Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.21	Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.
10.22*	Third Amendment to Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.23	Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001
10.24*	Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V.
11.1	Statement regarding computation of per share earnings.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)        Reports on Form 8-K

No Current Reports on Form 8-K were filed during the reporting period.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2001.
Willis Lease Finance Corporation

	By:	/s/ Nicholas J. Novasic

Nicholas J. Novasic
Chief Financial Officer