Form 10-Q
period 2001-09-30
WILLIS LEASE FINANCE CORP
filed 2001-11-14
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2001
Common Stock, $0.01 Par Value	8,825,953

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Item 1:  Consolidated Financial Statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents including restricted cash of $18,799 and $16,666 at September 30, 2001 and December 31, 2000, respectively	31,584	25,371
Equipment held for operating lease, less accumulated depreciation of $36,432, and $27,296 at September 30, 2001 and December 31, 2000, respectively	482,016	408,814
Net investment in direct finance lease	7,418	7,910
Operating lease related receivable	2,969	4,143
Net assets of discontinued operations	1,210	3,841
Investments	1,480	780
Other assets	7,708	5,071
Total assets	$534,385	$455,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	16,861	6,353
Liabilities under derivative instruments	3,547	-
Deferred income taxes	21,627	17,076
Notes payable	350,625	301,346
Residual share payable	32	2,630
Maintenance reserves	32,130	24,452
Security deposits	4,590	4,251
Unearned lease revenue	4,292	4,132
Total liabilities	433,704	360,240

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	-	-
Common stock, ($0.01 par value. 20,000,000 shares authorized; 8,825,953 and 8,704,638 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively)	88	87
Paid-in capital in excess of par	61,442	60,771
Other comprehensive income, net of tax of $1,383	(2,164)	-
Retained earnings	41,315	34,832
Total shareholders' equity	100,681	95,690

Total liabilities and shareholders' equity	$534,385	$455,930

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
REVENUE
Lease revenue	$15,806	$12,039	$45,933	$36,244
Gain on sale of leased equipment	394	3,225	6,591	8,129
Total revenue	16,200	15,264	52,524	44,373

EXPENSES
Depreciation expense	4,255	3,078	12,316	9,160
General and administrative	3,331	2,667	10,210	8,825
Total expenses	7,586	5,745	22,526	17,985

Earnings from operations	8,614	9,519	29,998	26,388

Interest expense	5,767	6,323	18,521	18,351
Interest income	(233)	(259)	(757)	(743)
Residual share	204	167	393	508
Net interest and finance costs	5,738	6,231	18,157	18,116

Income from continuing operations before income taxes	2,876	3,288	11,841	8,272
Income taxes	(1,121)	(1,278)	(4,618)	(3,199)
Income from continuing operations	1,755	2,010	7,223	5,073

DISCONTINUED OPERATIONS
Income/(loss) from discontinued operations (net of income tax expense of $29, $55, $19 and $396 for three and nine months ended September 30, 2001 and 2000, respectively)	45	61	30	534

Loss on disposal of discontinued operations (net of income tax benefit of $493 for nine months ended September 30, 2001)	-	-	(770)	-
	45	61	(740)	534

Net income	$1,800	$2,071	$6,483	$5,607

Basic earnings per common share:
Income from continuing operations	$0.20	$0.27	$0.83	$0.69
Discontinued operations	-	0.01	(0.09)	0.07
Net income	$0.20	$0.28	$0.74	$0.76

Diluted earnings per common share:
Income from continuing operations	$0.20	$0.27	$0.81	$0.68
Discontinued operations	-	0.01	(0.08)	0.07
Net income	$0.20	$0.28	$0.73	$0.75

Average common shares outstanding	8,812	7,403	8,752	7,401
Diluted average common shares outstanding	8,954	7,496	8,915	7,489

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Year Ended December 31, 2000 and Nine Months Ended September 30, 2001

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Retained earnings	Accumulated Other Comprehensive Income	Total shareholders equity
Balances at December 31, 1999	7,398	$74	$42,446	$27,018	-	$69,538

Net income	-	-	-	7,814	-	7,814

Shares issued	1,307	13	15,004	-	-	15,017
Options Granted	-	-	3,321	-	-	3,321
Balances at December 31, 2000	8,705	87	60,771	34,832	-	95,690

Net Income	-	-	-	6,483	-	6,483
Other comprehensive income
Transition adjustment as of January 1, 2001 (net of tax of $290)	-	-	-	-	(453)	(453)
Net loss on cashflow hedging instruments, (net of tax of $1,093)	-	-	-	-	(1,711)	(1,711)

Total comprehensive income	-	-	-	-	-	4,319

Shares issued	121	1	671	-	-	672
Balances at September 30, 2001	8,826	$88	$61,442	$41,315	($2,164)	$100,681

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Nine Months Ended September 30,
		2001	2000
	Cash flows from operating activities:
	Net income	$6,483	$5,607
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	12,864	10,639
	Stock option compensation	162	-
	Gain on sale of leased equipment	(6,591)	(8,129)
	Loss on sale of discontinued operations	613	-
	Loss from unconsolidated affiliate	-	1,116
	Changes in assets and liabilities:
	Receivables	1,850	(5,582)
	Other assets	(2,012)	5,198
	Accounts payable and accrued expenses	10,508	1,432
	Deferred income taxes	5,934	3,585
	Residual share payable	(2,598)	(965)
	Unearned lease revenue	20	307
	Maintenance deposits	7,678	(64)
	Security deposits	351	(1,323)
	Net cash provided by operating activities	35,262	11,821
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	28,692	47,024
	Proceeds from sale of discontinued operations	771	-
	Purchase of equipment held for operating lease	(107,461)	(48,855)
	Purchase of property, equipment and furnishings	(632)	(558)
	Investments in joint ventures	(700)	(1,758)
	Principal payments received on direct finance lease	492	554
	Net cash used in investing activities	(78,838)	(3,593)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	129,801	66,777
	Proceeds from issuance of common stock	510	39
	Principal payments on notes payable	(80,522)	(73,720)
	Principal payments on capital lease obligation	-	(2,489)
	Net cash provided (used in) by financing activities	49,789	(9,393)
	Increase (decrease) in cash and cash equivalents	6,213	(1,165)
	Cash and cash equivalents at beginning of period including restricted cash of $16,666 and $15,992 at December 31, 2000 and 1999 respectively	25,371	25,468
	Cash and cash equivalents at end of period including restricted cash of $18,799 and $14,051 at September 30, 2001 and 2000, respectively	$31,584	$24,303

	Supplemental information:
Net cash paid for:	Interest	$17,661	$20,416
	Income Taxes	$59	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 (unaudited), and December 31, 2000, and the unaudited results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.  The results of operations and cash flows for the periods ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

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

3.     Commitments

The Company has one lease for its office space.  The annual lease rental commitment is approximately $365,000 and the lease expires on May 31, 2003.  The Company also leases, on a month-to-month basis, office space from its former parts subsidiary in San Diego.

The Company has committed to purchase, during the remainder of 2001, one additional used engine for its operations, for  approximately $4.8 million.

Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

4.     Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company – Sichuan Snecma Aero-engine Maintenance Co. Ltd.  Sichuan Snecma will focus on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at September 30, 2001 is $1.5 million having contributed an additional $0.7 million in the nine months ended September 30, 2001.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value is required at September 30, 2001.

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

To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the related results of operation are included in discontinued operations. At September 30, 2001, 4 engines were remaining, 3 of which are subject to put options exercisable within the next 12 months.

Net earnings from discontinued operations for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Operating lease income	$91	$513	$525	$1,988
Spare parts sales	-	6,022	-	21,331
Sale of equipment acquired for resale	-	-	-	2,500

Total Revenue	$91	$6,535	$525	$25,819

Expenses:
Depreciation expense	$12	$565	$282	$1,561
Cost of spare parts sales	-	4,283	150	16,270
Cost of equipment acquired for resale	-	-	-	2,150
General and administrative	-	988	-	2,681

Total expenses	$12	$5,836	$432	$22,662

Earnings from operations:	$79	$699	$93	$3,157
Net interest and finance cost	5	258	44	1,111
Loss from unconsolidated affiliate	-	325	-	1,116
Earnings before income taxes	$74	$116	$49	$930
Income taxes	(29)	(55)	(19)	(396)
Net earnings from discontinued operations	$45	$61	$30	$534

In addition to the net earnings from discontinued operations, the Company incurred the following losses on disposal of discontinued operations:

During the nine months ended September 30, 2001, proceeds from the sale of the Company’s interest in Pacific Gas Turbine Center LLC (“PGTC”) were adjusted after audit by the buyer and a loss (net of tax) of $234,000 was recorded. No adjustments were made in the current quarter.

During the nine months ended September 30, 2001, 6 engines were sold to avioserv, a subsidiary of SRT Group America, for a loss (net of tax) of $374,000.  In addition a further 2 engines were revalued resulting in a write-down (net of tax) of $162,000. No adjustments were made in the current quarter.

Net assets of discontinued operations on the balance sheet as of September 30, 2001 and December 31, 2000 are as follows (in thousands of dollars):

	2001	2000
Receivables (net)	$18	$694
Equipment held for operating lease (net of accumulated depreciation of $465 and $2,457)	1,273	3,205
Inventory	-	150
Unearned lease revenue	(81)	(208)
Net assets of discontinued operations	$1,210	$3,841

6.     Notes Payable

At September 30, 2001 notes payable consisted of bank loans totaling $350.6 million payable over periods of 1 to 8 years with current interest rates varying between approximately 4.6% and 8.6%.

At September 30, 2001, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of September 30, 2001, $21.3 million was available under this facility. The facility has a revolving period that expires on May 31, 2004, at which point the amount borrowed will be due and payable. The interest rate on this facility at September 30, 2001 was LIBOR plus 1.75%.

On September 21, 2001 the Company completed a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12 month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At September 30, 2001, the Company had $12.1 million available under this facility.

At September 30, 2001, the Company had a $190.0 million debt warehouse facility (increased from $180.0 million at March 31, 2001 and $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of  aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period.  At September 30, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  As of September 30, 2001, $14.2 million was available under this facility.

At September 30, 2001, the Company had a $27.2 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of  aircraft engines transferred by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of September 30, 2005.  At September 30, 2001 the interest rate was LIBOR plus 2.05%.  At September 30, 2001, the facility was fully drawn.

The following is a summary of the aggregate maturities of notes payable on September 30, 2001 (dollars in thousands).

Year Ending December 31,
2001	$1,372
2002	33,397
2003	31,617
2004	144,266
2005	60,219
2006 and thereafter	79,754
$350,625

7.     Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WLFC Funding Corporation is required under its credit agreements to hedge a portion of its borrowings.

The Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138) in the first quarter of 2001.  Under these Statements the Company’s interest rate swaps were designated as cash flow hedges.

The Company reviews the effectiveness of these hedges on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Income and/or Income for the period.  On January 1, 2001 upon adoption of the standard, the Company recorded a transition adjustment of $453,000 (net of tax of $290,000).  For the three and nine months ended September 30, 2001, the change in fair value of the swaps recorded to Other Comprehensive Income was $910,000 (net of tax of $582,000) and $1,711,000 (net of tax of $1,093,000), respectively, and there was no change in fair value recognized in Income. Interest expense for the three and nine months ended September 30, 2001 was increased by the Company’s interest rate hedges by approximately $597,000 and $1,024,000, respectively. Reclassification into Income in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on Income for the remainder of 2001 of a reduction in effectiveness at this time.

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

The Company regularly reviews the carrying value of its long-lived assets.  In the nine months ended September 30, 2001, such reviews of the Stage II engine portfolio resulted in write-downs of $443,000 in continuing operations (disclosed under depreciation in the Income Statement) and $267,000 in discontinued operations (disclosed under Losses on Disposal of Discontinued Operations in the Income Statement).  No adjustment was made in the three months to September 30, 2001.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment.  In addition, the Company engages in the selective purchase, sale and resale of commercial aircraft engines.

Revenue consists primarily of lease revenue and gains from the sale of engines and equipment.

Results of Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2000:

Leasing Related Activities.  Lease related revenue for continuing operations for the quarter ended September 30, 2001 increased 31% to $15.8 million from $12.0 million for the comparable period in 2000.  This increase reflects an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2001 and 2000 was $489.4 million and $331.6 million, respectively.

During the quarter ended September 30, 2001, 2 engines were added to the Company’s lease portfolio at a total cost of $22.5 million, which includes additional capitalized costs.  One engine from the lease portfolio was sold.  The engine sold from the lease portfolio had a net book value of $2.1 million and was sold for a gain of $0.4 million.

During the quarter ended September 30, 2000, 2 engines were added to the Company’s lease portfolio at a cost of $2.7 million.  The Company sold, or transferred to its former parts subsidiary, 7 engines from the lease portfolio.  The engines sold from the lease portfolio had a net book value of $20.6 million and were sold for a gain of $3.2 million.

Depreciation Expense.  Depreciation expense for continuing operations increased 38% to $4.3 million for the quarter ended September 30, 2001 from the comparable period in 2000 mainly due to the increase in the lease portfolio.

General and Administrative Expenses.  General and administrative expenses increased 25% to $3.3 million for the quarter ended September 30, 2001, from the comparable period in 2000 mainly due to higher personnel, legal and consulting costs related in part to the expanded lease portfolio.

Interest Expense and Finance Costs.  Interest expense related to continuing operations decreased 9% to $5.8 million for the quarter ended September 30, 2001 from the comparable period in 2000, due to lower interest rates offset by an increase in the amount of average debt. Residual sharing expense related to debt was $0.2 million for the quarters ended September 30, 2001 and 2000.  Residual sharing arrangements apply to one of the Company’s engines as of September 30, 2001 (two engines in 2000) and is a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds.  The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.  Interest income for the quarter ended September 30, 2001 decreased 10% to $0.2 million from the comparable period in 2000.  Interest is earned on cash, deposits held and notes receivable.

Income Taxes.  Income tax expense for continuing operations for the quarter ended September 30, 2001 was $1.1 million compared to $1.3 million for the comparable period in 2000 due to lower earnings. The effective tax rate for the quarters ended September 30, 2001 and 2000 was 39%.

Recent Developments That May Affect Future Results

On November 11, 2001, Canada 3000 Inc., a lessee that leases engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and all of its executive officers and directors resigned. Canada 3000 is currently past due in the amount of $318,000 for rent due on or prior to November 12, 2001 (at September 30, 2001 Canada 3000 was current on all rent due). A bankruptcy hearing has been set for November 13, 2001 in Toronto. The Company has retained Canadian counsel and intends to petition the Canadian courts to allow it to repossess the equipment at the hearing.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000:

Leasing Related Activities. Lease related revenue for continuing operations for the nine months ended September 30, 2001 increased 27% to $45.9 million from $36.2 million for the comparable period in 2000.  This increase reflects an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2001 and 2000 was $489.4 million and $331.6 million respectively.

During the nine months ended September 30, 2001, 17 engines were added to the Company’s lease portfolio at a total cost of $107.5 million, which includes additional capitalized costs.  Five engines from the lease portfolio were sold.  The engines sold from the lease portfolio had a total net book value of $22.1 million and were sold for a gain of $6.6 million.

During the nine months ended September 30, 2000, 15 engines were added to the Company’s lease portfolio at a total cost of $48.9 million.  Nineteen engines from the lease portfolio were sold or transferred to the Company’s former parts subsidiary.  The engines sold from the lease portfolio had a net book value of $38.9 million and were sold for a gain of $8.1 million.

Depreciation Expense.  Depreciation expense for continuing operations increased 34% to $12.3 million for the nine months ended September 30, 2001, from the comparable period in 2000 mainly due to the increase in the lease portfolio and write-down of Stage II engines.

General and Administrative Expenses.  General and administrative expenses increased 16% to $10.2 million for the nine months ended September 30, 2001 from the comparable period in 2000 mainly due to higher personnel, legal and consulting costs related in part to the expanded lease portfolio.

Interest Expense and Finance Costs.  Interest expense related to continuing operations increased 1% to $18.5 million for the nine months ended September 30, 2001 from the comparable period in 2000, due to an increase in the amount of average debt offset by significantly reduced interest rates.  Residual sharing expense related to debt decreased 23% to $0.4 million for the nine months ended September 30, 2001 from $0.5 million for the comparable period in 2000.  Residual sharing arrangements apply to one of the Company’s engines as of September 30, 2001 (two engines in 2000) and is a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds.  The Company accrues for its residual sharing obligation using net book value as an estimate for residual proceeds.  Interest income for the nine months ended September 30, 2001 and 2000 was $0.8 and $0.7 million, respectively.  Interest is earned on cash, deposits held and notes receivable.

Income Tax.  Income tax expense for continuing operations for the nine months ended September 30, 2001 was $4.6 million compared to $3.2 million for the comparable period in 2000 due to higher earnings.  The effective tax rate for both periods was 39%.

Discontinued Operations.  During the nine months ended September 30, 2001, proceeds from the sale of PGTC were adjusted after audit by the buyer and a loss (net of tax) of $234,000 was recorded.  In addition, 6 engines were sold to avioserv, a subsidiary of SRT Group America, for a loss (net of tax) of $374,000 and a further 2 engines were revalued resulting in a loss (net of tax) of $162,000.

Recent Developments That May Affect Future Results

On November 11, 2001, Canada 3000 Inc., a lessee that leases engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and all of its executive officers and directors resigned. Canada 3000 is currently past due in the amount of $318,000 for rent due on or prior to November 12, 2001 (at September 30, 2001 Canada 3000 was current on all rent due). A bankruptcy hearing has been set for November 13, 2001 in Toronto. The Company has retained Canadian counsel and intends to petition the Canadian courts to allow it to repossess the equipment at the hearing.

Accounting Pronouncements

In September 2000, FASB issued SFAS No. 140, “Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125.”  Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities.  The provisions of Statement 140 became effective for transactions entered into after March 31, 2001.  Statement 140 did not have a material impact on the Company’s consolidated financial statements during the quarter ended September 30, 2001.

In June 2001, FASB issued SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 143 “Accounting for Asset Retirement Obligations.”  Statement 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  Under Statement 141, all business combinations are to be accounted for using one method, the purchase method.  The provisions of Statement 141 apply to all business combinations instituted after June 30, 2001.

Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.”  Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for on their acquisition and also how they should be accounted for after they have been initially recognized.  The provisions of Statement 142 will become effective the fiscal year beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001 which became immediately subject to the non-amortization and amortization provisions of the Statement. Statement 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life be recognized as assets but not amortized. These assets will be assessed for impairment annually.

Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs.  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and elements of APB 30 “Reporting the Results of Operations-Reporting the Effects on Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.”

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement is effective for fiscal years beginning after December 15, 2001.

The Company did not undertake any transactions during the period nor has any assets that are affected by any of these Statements.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $129.8 million and $66.8 million, in the nine month periods ended September 30, 2001 and 2000, respectively, was derived from borrowings.  Cash flow from operating activities provided $35.3 million and $11.8 million in the nine month periods ended September 30, 2001 and 2000, respectively.  In these same time periods, $80.5 million and $73.7 million, respectively, of cash was used to repay debt.

The Company’s primary use of funds is for the purchase of equipment for lease.  Approximately $107.5 million and $48.9 million of funds were used for this purpose in the nine month periods ended September 30, 2001 and 2000, respectively.

At September 30, 2001, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of September 30, 2001, $21.3 million was available under this facility. The interest rate on this facility at September 30, 2001 was LIBOR plus 1.75%.

On September 21, 2001 the Company completed a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12 month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At September 30, 2001, the Company had $12.1 million available under this facility.

At September 30, 2001, the Company had a $190.0 million debt warehouse facility (increased from $180.0 million at March 31, 2001 and $125.0 million at December 31, 2000). The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period to February 2002 followed by a seven-year amortization period.  At September 30, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  As of September 30, 2001, $14.2 million was available under this facility.

At September 30, 2001 the Company had a $27.2 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of  aircraft engines transferred by the Company to such subsidiary.  The facility is a five year term loan with final maturity of September 30, 2005.  At September 30, 2001 the  interest rate was LIBOR plus 2.05%.  At September 30, 2001, the facility was fully drawn.

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

The Company has committed to purchase, during the remainder of 2001, one additional used engine for its operations for approximately $4.8 million. Under the terms of the Sichuan Snecma joint venture (see note 4 to the Consolidated Financial Statements), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

Management of Interest Rate Exposure

At September 30, 2001, $330.3 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR, the commercial paper rate, or the prime rate.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $95.0 million, with average remaining terms of 1 to 32 months and average fixed rates of 5.8% to 6.67%.

Interest expense for the three and nine month periods ended September 30, 2001 was increased by the Company’s interest rate hedges by approximately $597,000 and $1,024,000, respectively.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties.  The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

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

The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties.  Upon termination of a lease, the Company will seek to re-lease or sell the aircraft equipment.  The Company also engages in the selective purchase and resale of commercial aircraft engines.  On occasion, the Company purchases engines without having a firm commitment for their sale.  Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply of, demand for or cost of aircraft engines, and (vi) technological developments.  There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms.  The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry,  (vi) decreases in growth of or decline in air traffic, (vii) unanticipated early lease termination or a default by a lessee, (viii) the timing of engine acquisitions, (ix) engine marketing activities or (x) fluctuations in market prices for the Company’s assets.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

The Company's future operating results may be adversely impacted by the unparalleled challenges faced by the airline industry due to a combination of the terrorist attacks in New York and Washington D.C. on September 11, 2001 and the current worldwide economic slowdown that has occurred both before and after the attacks.  Airlines are facing various increased costs, including insurance premiums and security costs, while at the same time suffering from reduction in demand by air travelers.  Financially weaker airlines are likely to be subject to the greatest negative impacts, but many airlines will likely take some of their aircraft out of service in response to the falloff in air travel.  Older aircraft are likely to be grounded first since they usually have higher operating costs.  Some airlines may be forced to take more drastic measures that could include debt rescheduling, deferral of lease payments or even filing for protection from creditors.  The airlines various cutbacks have had some trickle-down effects on the Company, and may have increasingly negative effects on the Company.  The ultimate effects will, in part, depend upon the ability of individual airlines to meet their obligations when due.  Some of the negative impacts on the Company's business may include the following: (i) financing sources may be less willing to lend additional money to the Company because of the uncertainty currently surrounding the airline industry, (ii) the Company's current decrease in equipment utilization levels may continue because it takes more time for the Company to remarket "off lease" engines when airlines demand for spare engines decreases, (iii) the Company may be subject to payment delays if the Company grants airlines' requests that the Company allow payment deferrals and offer other forms of payment relief, (iv) prices that the Company receives for sales of engines could be negatively impacted, or the Company may be unable to sell engines at prices that it deems acceptable, as the demand for certain spare engines decreases and (v) values of engines retained in the portfolio may be negatively impacted.  Because of the foregoing risks and the uncertainties surrounding the airline industry the Company cannot forecast with any degree of accuracy what the future impacts on it will be.

SR Technics, the Company’s largest customer, has recently stated that it will need increased funding in order to continue operations.  SR Technics, unlike its parent SAirGroup and certain other SAirGroup entities, is not presently under protection from creditors.  SR Technics, the government of Zurich and a consortium of banks have stated that they have signed a term sheet for up to 100 million Swiss francs of financing for SR Technics.  In addition, SR Technics is presently attempting to locate additional investors to ensure its long term future through a new ownership structure.  If SR Technics’ financial condition deteriorates, this will increase the likelihood of defaults by SR Technics on its obligations to the Company.  SR Technics has leased five engines with a value of approximately $42 million from the Company with lease terms expiring in up to nine years.  If  SR Technics becomes insolvent or otherwise stops making its rent payments, the Company’s leases allow the Company to repossess the engines.  If such a situation were to occur, the Company faces a variety of risks and uncertainties, including the following:  (a) the Company may experience delays imposed by Swiss bankruptcy courts as it seeks to repossess the engines, (b) the Company’s percentage of “off-lease” may increase if the Company attempts to re-lease or remarket the SR Technics engines, (c) the other risks discussed in this section with respect to off-lease equipment and (d) the Company may not be able to exercise its put options with SR Technics affiliates.  All of the foregoing risks and uncertainties could have a material adverse impact on the Company’s results of operations.

On November 11, 2001, Canada 3000 Inc., a lessee that leases engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and all of its executive officers and directors resigned. Canada 3000 is currently past due in the amount of $318,000 for rent due on or prior to November 12, 2001 (at September 30, 2001 Canada 3000 was current on all rent due). A bankruptcy hearing has been set for November 13, 2001 in Toronto. The Company has retained Canadian counsel and intends to petition the Canadian courts to allow it to repossess the equipment at the hearing. In connection with Canada 3000's bankruptcy, the Company faces a variety of risks and uncertainties, including the following: (a) the Company may experience delays imposed by Canadian bankruptcy courts as it seeks to repossess the equipment, (b) the Company's percentage of "off-lease" equipment may increase while the Company attempts to re-lease or remarket the Canada 3000 equipment, (c) the Company could incur transportation and storage expenses in connection with retrieving the equipment and may not be able to lease the Canada 3000 equipment at the same lease rates as are presently being paid by Canada 3000, and (d) the other risks discussed in this section with respect to off-lease equipment.

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

During the nine month period ended September 30, 2001, 79% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  The Company is subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $3.0 million per annum.  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $6.1 million per annum. The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During the nine month period ended September 30, 2001, 79% of the Company's total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

PART II

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit
Number	Description
3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998.  Incorporated by reference to Exhibits 4.01 and 4.02 of the Company's report on Form 8-K filed on September 23, 1998.

3.2	Bylaws. Incorporated by reference to Exhibit 4.03 of the Company's report on Form 8-K filed on September 23, 1998.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's report on Form 10-Q for the quarter ended September 30, 1998.

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

10.1

Form of Indemnification Agreement entered into between the Company and its directors and officers.  Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on September 21, 1996.

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

10.4	Employment contract for Nicholas J. Novasic dated September 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000.

10.5	Separation Agreement dated May 24, 2000 between the Company and James D. McBride. Incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.6	Settlement Agreement dated August 10, 2000 between the Company and Robert Rau. Incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.7*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1997.

10.8	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended September 30, 1999.

10.9*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 1999.

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

10.12*

Operating Agreement of PGTC LLC dated May 28, 1999 among the Company, Chromalloy Gas Turbine Corporation and Pacific Gas Turbine Center, Incorporated.  Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.

10.13*

Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC.  Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.

10.14*	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000.

10.15*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000.

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

10.23

Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001.  Incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.24*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.25*	Credit Agreement dated September 21, 2001 between Willis Lease Finance Corporation and ABB Credit Finans AB (publ).

11.1	Statement regarding computation of per share earnings.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)           Reports on Form 8-K

On July 9, 2001, the Company filed a report on Form 8-K disclosing under Item 5 that Director Donald E. Moffitt resigned from the Board of Directors and that Glenn L. Hickerson was appointed to replace him.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001		Willis Lease Finance Corporation

	By:	/s/ Nicholas J. Novasic

Nicholas J. Novasic
Chief Financial Officer