Form 10-K
period 2001-12-31
WILLIS LEASE FINANCE CORP
filed 2002-03-28
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 331-5281

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock Preferred Shares Purchase Rights	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 2002 was approximately $19.7 million (based on a closing sale price of $4.45 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of  March 4, 2002 was 8,830,181.

The Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION

2001 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                  BUSINESS

INTRODUCTION

Willis Lease Finance Corporation and its subsidiaries (the “Company”) is a provider of aviation services focusing on leasing aftermarket commercial aircraft engines and other aircraft-related equipment.  The Company provides this service to passenger airlines, air cargo carriers and Maintenance and Repair Organizations (“MROs”).  Aircraft operators require engines and parts beyond those installed in the aircraft that they operate.  These “spare” aircraft engines and parts are required for various reasons including requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization.  Furthermore, unscheduled events such as mechanical failure, and Federal Aviation Administration (“FAA”) directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines.

The Company’s core focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2001, the Company had a total lease portfolio (including 4 engines classified as discontinued operations) of 57 lessees in 28 countries and the Company’s total lease portfolio (including net investments in direct finance leases) consisted of 114 engines, six aircraft and four spare parts packages with an aggregate net book value of $495.3 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

In 1994, the Company began selling aircraft parts and components through a subsidiary, Willis Aeronautical Services, Inc. (“WASI”).  WASI’s strategy was to focus on the acquisition of aviation equipment, such as whole engines and aircraft, which could be dismantled and sold as parts at a greater profit.  WASI also supplied certain parts and components used in the maintenance, repair and overhaul of the Company’s portfolio of aircraft and engines. WASI was sold in November 2000, as described below.

In 1998, the Company began disassembling commercial jet engines and providing parts cleaning, testing and classification services through Pacific Gas Turbine Center, Incorporated (“PGTC Inc.”).  PGTC Inc. received certification in November 1998 from the FAA to perform maintenance, repair and overhaul services for Pratt & Whitney JT8D and JT9D engines.  PGTC Inc. commenced repair of JT8D engines shortly after receiving FAA certification.  In May 1999, the Company contributed the operations and assets of PGTC Inc. to a newly formed joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center, LLC (“PGTC LLC”). PGTC Inc. and its successor, PGTC LLC provided engine disassembly and maintenance, repair and overhaul services to the Company and third parties.  The Company sold its interest in PGTC LLC in November 2000, as described below.

On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, a corporation organized under the laws of Switzerland (“Flightlease”), SR Technics Group, a corporation organized under the laws of Switzerland (“SRT”), FlightTechnics, LLC, a Delaware limited liability company (“FlightTechnics”) and SR Technics Group America, Inc., a Delaware corporation (“SRT Group America”), each of which are affiliated companies.

The Company sold WASI and its membership interest in its engine repair joint venture with Chromalloy Gas Turbine Corporation, PGTC LLC and the Company sold its aircraft parts and components subsidiary, WASI, to SRT Group America for $37.6 million (as adjusted).  The Company acquired five aircraft engines from SRT for $43.0 million drawn from the proceeds of the sale of WASI and its membership interests in PGTC LLC and subsequently leased them back to SRT for periods of four and ten years.

The Company entered into a business cooperation period with Flightlease and SRT ending on November 30, 2003, by which Flightlease and SRT have price discounts and lowest price guarantees on engine leases from the Company.  Flightlease and SRT in turn provide the Company with access to spare engines, promote the Company’s engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and Flightlease’s and SRT’s other business partners (including SRT Group America). During the year ended December 31, 2001 there were no transactions completed by either party under the cooperation agreement. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to SRT Group America at pre-determined prices.  At December 31, 2001 there were five remaining engines (three in discontinued operation) with put options having a book value of $1.2 million.  The Company gave notice of its intention to exercise two of these put options in January 2002 and intends to close the puts during the second quarter.

The Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option, exercisable within 18 months of November 30, 2000 to purchase newly issued shares of its common stock in a private placement in an amount between 1,700,000 shares and up to an amount that would give FlightTechnics 34.9% of the Company’s issued and outstanding common stock.  The price per share for the first additional 1,700,000 shares purchased pursuant to this option will be $15.00, and the price per share for any shares purchased in excess of the first additional 1,700,000 shares will be $16.50.  FlightTechnics has two demand registration rights which are exercisable beginning three years after the closing date.  The Company amended its Rights Agreement dated September 24, 1999 between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an “Exempt Person”, subject to FlightTechnics and its affiliates owning a certain percentage of the Company’s common stock.

FlightTechnics also may purchase more shares of the Company’s common stock in the open market or from existing stockholders upon the occurrence of certain conditions, but in no event may FlightTechnics and its affiliates collectively own more than 49.9% of the Company’s issued and outstanding common stock before the fifth anniversary of the closing date.  Certain stockholders, including Charles F. Willis IV, and FlightTechnics have also agreed to certain voting provisions and to  certain restrictions on their abilities to sell their shares of the Company’s common stock.

As part of these transactions, Donald A. Nunemaker resigned as a member of the Company’s board of directors, although he remains the Company’s Executive Vice President and Chief Operating Officer.  In his place, the Company’s board of directors appointed Hans Jorg Hunziker, President of Flightlease, to the board.  FlightTechnics has the right to appoint an additional director to the Company’s board of directors upon the exercise of its option, at which time the board membership will be increased from five directors to seven directors.

SAir Group, the parent company of SRT Flightlease and FlightTechnics, filed for bankruptcy in Switzerland in October, 2001. SRT is not subject to the bankruptcy filing and as of the date of this report is current on all rental obligations to the Company.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

The terrorist attacks of September 11, 2001 and the general economic slowdown has resulted in an increase in the number of engines off-lease with an associated impact on revenue and has also led to the bankruptcy of one of the Company’s largest customers, Canada 3000 in November 2001.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

The Company is a Delaware corporation.  Its executive offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965.  The Company transacts business directly and through its subsidiaries unless otherwise indicated.

Management considers the continuing operation of the Company to operate in one reportable segment.

AIRCRAFT EQUIPMENT LEASING

Leases.  The vast majority of the Company’s current leases to air carriers, manufacturers and overhaul/repair facilities are operating leases as opposed to finance leases.  Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally priced higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

All of the Company’s lease transactions are triple-net leases.  A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the Company generally requires the lessee to maintain the aircraft engine in accordance with an approved maintenance program designed to ensure that the aircraft engine meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk.

The Company attempts to mitigate risk where possible.  For example, the Company typically makes an independent analysis of the credit risk associated with each lessee before entering into a lease transaction.  The Company’s credit analysis generally consists of evaluating the prospective lessee’s financial standing utilizing financial statements and trade and/or banking references.  In certain circumstances, where the Company or its lenders believe necessary, the Company may require its lessees to obtain a partial letter of credit or a guarantee from a bank or a third party.  The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine the Company’s ability to repossess its equipment should the need arise.

The Company often collects maintenance reserves and security deposits from engine and aircraft lessees and security deposits from aircraft parts lessees.  Generally, the Company collects, in advance, a security deposit equal to at least one month’s lease payment, together with one month’s estimated maintenance reserve.  The security deposit is returned to the lessee after all return conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance are required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Parts leases generally require that the parts be returned in the condition the parts were in at lease inception.

During the lease period, the Company’s leases require that the leased equipment undergo maintenance and inspection at qualified maintenance facilities certified by the FAA or its foreign equivalent.  In addition, when equipment comes off-lease, it undergoes inspection to verify compliance with lease return conditions.

Despite these guidelines, the Company cannot assure that it will not experience collection problems or significant losses in the future.  In addition, while the Company cannot assure that its maintenance and inspection requirements will result in a realized return upon termination of a lease, the Company believes that its attention to its lessees and its emphasis on maintenance and inspection contributes to residual values and generally helps the Company to recover its investment in its leased equipment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Upon termination of a lease, the Company will re-lease or sell the aircraft equipment. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in demand for air travel, changes in the supply and cost of aircraft equipment and technological developments.  In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its financial results and its ability to service debt may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

Aircraft Equipment Held For Lease. The Company’s management frequently reviews opportunities to acquire suitable aircraft equipment based on market demand, customer airline requirements and in accordance with the Company’s lease portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific equipment, the Company generally takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model and configuration of the equipment and the anticipated obsolescence of the equipment.  As a result, certain types and configurations of equipment do not necessarily fit the profile for inclusion in the Company’s portfolio of equipment owned and used in its leasing operation.

The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International (“CFM”), General Electric, Pratt & Whitney (“PW”), Rolls Royce and International Aero Engines.  As of December 31, 2001, all but 6 (2 of which are classified as discontinued operations) of the engines in the Company’s lease portfolio were Stage III or Stage II engines that have been fitted with “hush-kits” and were generally suitable for use on one or more commonly used aircraft. The Company’s parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft.  The Company’s investments in aircraft have primarily involved the purchase of de Havilland DHC-8 commuter aircraft which are Stage III compliant.  The Company may make further investments in aircraft for lease in the future.

As of December 31, 2001, the Company had a total portfolio of 114 aircraft engines and related equipment (including 4 engines classified as discontinued operations), four spare parts packages and six aircraft with an aggregate original cost of $529.9 million in its lease portfolio.  As of December 31, 2000, the Company had a total portfolio (including 10 engines classified as discontinued operations) of 110 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $451.9 million in its lease portfolio.

As of December 31, 2001, minimum future rentals for continuing operations under the noncancelable leases (both operating and direct finance leases) of these engines, parts and aircraft assets was as follows:

Year	(in thousands)
2002	$42,195
2003	30,711
2004	21,593
2005	14,215
2006	6,851
Thereafter	16,212
$131,777

Lessees.  As of December 31, 2001, for continuing operations, the Company had 54 lessees of commercial aircraft engines and other aircraft-related equipment in 27 countries.

The following table displays the regional profile of the Company’s lease customer base for continuing operations for the years ended December 31, 2001, 2000 and 1999.  No single country other than the United States accounted for more than 10%, 8% and 10% of the Company’s lease revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

	Year Ended December 31, 2001		Year Ended December 31, 2000		Year Ended December 31, 1999
	Lease		Lease		Lease
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
United States	$12,669	21%	$12,554	26%	$10,191	23%
Europe	27,919	46	16,775	34	13,557	31
Mexico	2,004	3	3,560	7	4,546	10
Canada	3,409	6	4,141	8	3,327	8
Australia/New Zealand	–	–	280	1	551	1
Asia	5,446	9	4,173	9	4,147	10
South America	5,787	10	5,840	12	6,751	15
Middle East	3,281	5	1,689	3	1,009	2
Total	$60,515	100%	$49,012	100%	$44,079	100%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

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

DISCONTINUED OPERATIONS

Equipment Held for Lease

As part of the transaction with SRT and its affiliates, the Company sold its parts subsidiary, WASI, and its interest in its engine repair joint venture, PGTC LLC, and agreed to retain a lease portfolio of aircraft engines previously maintained and managed by WASI.  Certain of these engines are subject to put option arrangements where, at the option of the Company, these engines can be sold to SRT Group America.

To the extent that the engines in the portfolio retained are subject to put options and do not fit within the Company’s main portfolio or are identified as likely to be sold, the assets and the results of operation are included in discontinued operations.

As of December 31, 2001, for discontinued operations, the Company had three lessees of commercial aircraft engines in three countries, the USA, Mexico and Venezuela.  The portfolio consists of 4 engines with a book value of $1.2 million, 3 of which having a book value of $1.0 million are subject to put option agreements with SRT Group America.

FINANCING/SOURCE OF FUNDS

The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 100% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under several of the Company’s term loans, the lender is entitled to receive most of the lease payments associated with the financed equipment to apply to debt service.  Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the financial condition of the underlying lessees, the terms of the lease and percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the “equity” portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings and private placements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

COMPETITION

The markets for the Company’s products and services are very competitive, and the Company faces competition from a number of sources.  These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts redistributors.  Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, larger and more diverse inventories,  complementary lines of business and greater financial, marketing, information systems and other resources.  In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition.  The Company can give no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition or results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

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

GOVERNMENT REGULATION

The Company’s customers are subject to a high degree of regulation in the jurisdictions in which they operate.  For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries regulate aircraft operated in those countries.  Such regulations also indirectly affect the Company’s business operations.  All aircraft operated in the United States must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance.  The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians.  The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

While the Company’s leasing and reselling business is not regulated, the aircraft, engines and engine parts that the Company leases and sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements.  Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries.  Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements.  Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States.  Additionally, much of Europe has adopted similar regulations.  As of December 31, 2001, all but 6 (2 of which are classified as discontinued operations) of the engines in the Company’s lease portfolio were Stage III engines or Stage II engines that have been fitted with “hush-kits” and were generally suitable for use on one or more commonly used aircraft.  The 6 engines that do not meet Stage III noise level requirements or are not “hush-kitted” are on-lease or available for lease to customers located in countries which have not adopted Stage III noise regulations such as Mexico and the countries of South America.

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

EMPLOYEES

As of December 31, 2001, the Company had 40 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.                  PROPERTIES

The Company’s principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,300 square feet of office space and expires on May 31, 2003.  Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location.  The Company also sub-leases from its former parts subsidiary approximately 2,800 square feet of office and warehouse space for the Company’s operations at San Diego, California.  This lease expires November 30, 2002.

ITEM 3.                  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2001.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to the Company’s Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC.  As of March 11, 2002 there were approximately 982 stockholders of record of the Company’s Common Stock.

The high and low sales price of the Common Stock for each quarter of 2001 and 2000, as reported by NASDAQ, are set forth below:

	2001		2000
	High	Low	High	Low
First Quarter	$11.19	$8.88	$9.13	$5.00
Second Quarter	12.20	7.85	8.56	6.00
Third Quarter	11.10	6.18	8.00	5.81
Fourth Quarter	6.96	3.00	10.00	5.06

During the years ended December 31, 2001 and 2000 the Company did not pay cash dividends to Company stockholders.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data and operating information of the Company.  The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December, 31
	2001	2000	1999	1998	1997
	(dollars in thousands)
Revenue:
Lease revenue	60,515	49,012	44,079	31,607	19,304
Gain on sale of leased equipment	5,636	8,129	11,371	12,628	4,165
Sale of equipment acquired for resale	–	–	9,775	4,106	12,748
Other Income	–	489	–	–	–
Total revenue	66,151	57,630	65,225	48,341	36,217

Income from continuing operations	7,643	5,474	10,123	8,314	3,943

Net income	6,944	7,814	3,283	9,251	7,338

Basic earnings from continuing operations per common share	$0.87	$0.73	$1.37	$1.14	$0.72
Diluted earnings from continuing operations per common share	$0.86	$0.72	$1.36	$1.11	$0.69

Balance Sheet Data:
Total assets	$532,453	$455,930	$408,752	$326,105	$196,667
Debt (includes capital lease obligation)	$359,547	$301,346	$292,167	$214,860	$104,235
Shareholders’ equity	$101,581	$95,690	$69,538	$65,842	$54,601

Lease Portfolio:
Engines at end of the period – continuing operations	110	100	87	69	44
Engines at end of the period – discontinued operations	4	10	14	5	–
Spare parts packages at the end of the period	4	4	4	7	7
Aircraft at the end of the period	6	6	8	5	3

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General.  The Company’s core focus is providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2001, the Company had a total portfolio (including 4 engines counted as discontinued operations) of 57 lessees in 28 countries and its total lease portfolio consisted of 114 engines, six commuter aircraft and four spare parts packages with an aggregate net book value of $495.3 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Boeing, McDonnell Douglas and Airbus aircraft.

On November 30, 2000, the Company sold its parts subsidiary, WASI, and its interest in its engine repair joint venture, PGTC LLC. With the sale of these two businesses, the Company no longer engages in the business of parts sales or in disassembly, repair, maintenance and overhaul of aircraft engines, and its core focus is its leasing portfolio, including sales of leased equipment and equipment acquired for resale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements.  Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue.  The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts.  The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances.  In addition, any deterioration in the financial condition of the Company’s customers may adversely effect future lease revenues. The vast majority of the Company’s leases are accounted for as operating leases.  Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For assets that are leased with an intent to disassemble upon lease termination, the Company depreciates the assets over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the asset, a loss may be realized.

At the commencement of a lease, the Company often collects security deposits (normally equal to at least one month’s lease payment) and maintenance reserves (normally equal to one month’s estimated maintenance expenses) from the lessee based on the creditworthiness of the lessee.  The security deposit is returned to the lessee after all lease conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repair associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is dependant on the financial condition of the lessee.

Sales Related Activities.  For equipment sold out of the Company’s lease portfolio or which was acquired for resale, the Company recognizes the gain or loss associated with the sale or the gross proceeds from equipment acquired for resale as revenue.  Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale.  Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be disposed of."  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds it fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2001		2000
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$60,515	91.5%	$49,012	85.0%
Gain on sale of leased equipment	5,636	8.5	8,129	14.1
Other income	–	–	489	0.9
Total	$66,151	100%	$57,630	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2001, increased 23% to $60.5 million from $49.0 million for the comparable period in 2000. This increase primarily reflects lease related revenues from additional engines partially offset by reduced utilization.  The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2001 and 2000 was $495.3 million and $416.7 million, respectively, an increase of 19%.  Utilization, based on net book value, was 85% at December 31, 2001 compared to 93% at December 31, 2000.

During the year ended December 31, 2001, 21 engines were added to the Company’s lease portfolio at a total cost of $127.6 million (including capitalized costs).  Eleven engines from the lease portfolio were sold.  The engines sold had a total net book value of $31.3 million and were sold for a gain of $5.6 million.  Included in the disposals were 7 engines sold to avioserv (a subsidiary of SRT Group America), a related party, for part-out at a loss of $0.9 million.

During the year ended December 31, 2000, 18 engines from the lease portfolio were sold to third parties or transferred to WASI for sale as parts.  These engines had a total net book value of $36.5 million and were sold for a gain of $8.1 million.

Other Income.  Other income for the year ended December 31, 2000, relates to a one-time event associated with the recognition of  a lease incentive for office and warehouse space on assignment of the lease.

Depreciation Expense.  Depreciation expense increased 41% to $17.4 million for the year ended December 31, 2001, from the comparable period in 2000, due primarily to the increase in lease portfolio assets in 2001 and write-downs of impaired assets to their estimated fair values of $1.2 million ($0.1 million in 2000).

General and Administrative Expenses.  General and administrative expenses increased 10% to $13.1 million for the year ended December 31, 2001, from the comparable period in 2000 due to increases in staffing and related costs and other items including increases in insurance premiums resulting from the terrorist events of September 11, 2001.

Interest Expense and Residual Sharing.  Interest expense related to continuing activities decreased 2% to $24.1 million for the year ended December 31, 2001, from the comparable period in 2000, due to a decrease in interest rates partially offset by an increase in average debt outstanding during the period.  This increase in debt was primarily related to debt associated with the increase in lease portfolio assets.  Residual sharing expense decreased 44% to $0.4 million for the year ended December 31, 2001, from $0.6 million for the comparable period in 2000. In 2001, the Company settled its outstanding residual share obligations.  In 2000, residual sharing arrangements applied to two of the Company’s engines and were a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrued for its residual sharing obligations using net book value as an estimate for residual proceeds.

Interest Income. Interest income for the years ended December 31, 2001 and 2000 was $0.9 million.

Income Taxes. Income taxes, exclusive of tax on discontinued operations for the year ended December 31, 2001, increased to $4.4 million from $3.5 million for the comparable period in 2000.  This increase reflects an increase in the Company’s income from continuing operations for the year ended December 31, 2001. The Company’s tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.  The effective tax rate in 2001 was 36% compared to 39% in 2000 due to the Company’s election for Extraterritorial Income Exclusion relief in 2001 relating to certain qualifying leases.

Discontinued Operations.  In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its engine repair joint venture (PGTC LLC).  The sale was completed on November 30, 2000. Accordingly, the Company’s parts operations and its equity share of the results of the joint venture are accounted for as discontinued operations.

Net earnings from discontinued operations for the years ended December 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000
Revenue:
Operating lease income	$637	$2,383
Spare parts sales	–	23,479
Sale of equipment acquired for resale	–	2,500
Other income	–	(20)

Total Revenue	$637	$28,342

Expenses:
Depreciation expense	$343	$2,206
Cost of spare parts sales	150	18,030
Cost of equipment acquired for resale	–	2,150
General and administrative	–	3,153

Total expenses	$493	$25,539

Earnings from operations	$144	$2,803
Net interest and finance cost	49	1,037
Loss from unconsolidated affiliate	–	1,344
Earnings before income taxes	$95	$422
Income taxes	(38)	(164)
Net earnings from discontinued operations	$57	$258

The gain on disposal of discontinued operations for the year ended December 31, 2001 and 2000 is as follows (in thousands of dollars):

	2001	2000
Proceeds from sale of shares in WASI and interest in PGTC LLC	$–	$37,985
Book value of assets sold	–	(33,759)
	$–	$4,226
Transaction costs	–	(448)
Operating loss from measurement date to closing	–	(588)
Post-closing sale price adjustment	(384)	–
Loss on Disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations	$(1,263)	$2,719
Income taxes	507	(637)
Net (loss)/gain on disposal of discontinued operations	$(756)	$2,082

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2000		1999
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$49,012	85.0%	$44,079	67.6%
Gain on sale of leased equipment	8,129	14.1	11,371	17.4
Sale of equipment acquired for resale	–	–	9,775	15.0
Other Income	489	0.9	–	–
Total	$57,630	100%	$65,225	100.0%

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

During the year ended December 31, 2000, 27 engines were added to the Company’s lease portfolio at a total cost of $137.9 million.  Eighteen engines from the lease portfolio were sold to third parties or transferred to WASI for sale as parts.  The engines sold had a total net book value of $36.5 million and were sold for a gain of $8.1 million.

During the year ended December 31, 1999, 24 engines and three spare parts package from the lease portfolio were sold to third parties or transferred to WASI for sale as parts.  These engines and the parts packages had a total net book value of $39.2 million and were sold for a gain of $11.4 million.

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

Interest Expense and Residual Sharing.  Interest expense increased 22% to $24.6 million for the year ended December 31, 2000, from the comparable period in 1999, due to an increase in average debt outstanding during the period and increases in interest rates.  This increase in debt was primarily related to debt associated with the increase in lease portfolio assets.  Residual sharing expense decreased 25% to $0.6 million for the year ended December 31, 2000, from $0.8 million  for the comparable period in 1999. Residual sharing arrangements applied to two of the Company’s engines as of December 31, 2000, (three at December 31, 1999) and are a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds.  The Company accrues for its residual sharing obligations using net book value as an estimate for residual proceeds.

Interest Income.  Interest income for the year ended December 31, 2000, decreased to $0.9 million from $1.0 million for the year ended December 31, 1999.

Income Taxes. Income taxes, exclusive of tax on discontinued operations and extraordinary items, for the year ended December 31, 2000, increased to $3.5 million from $3.2 million for the comparable period in 1999.  This increase mainly reflects an increase in the Company’s effective tax rate for the year ended December 31, 2000 to 39% from approximately 24% in 1999 due to adjustments of state tax apportionment credited in 1999.  The Company’s tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Discontinued Operations.  In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its joint venture (PGTC LLC).  The sale was completed on November 30, 2000.

Accordingly, the Company’s parts operations and its equity share of the results of the joint venture are accounted for as discontinued operations and prior periods financial statements have been reclassified accordingly.

Net earnings (loss) from discontinued operations for the years ended December 31, 2000 and 1999 are as follows (in thousands of dollars):

	2000	1999
Revenue:
Operating lease income	$2,383	$4,087
Spare parts sales	23,479	25,436
Sale of equipment acquired for resale	2,500	–
Other income	(20)	231

Total Revenue	$28,342	$29,754

Expenses:
Depreciation expense	2,206	$2,183
Cost of spare parts sales	18,030	28,317
Cost of equipment acquired for resale	2,150	–
General and administrative	3,153	5,750

Total expenses	$25,539	$36,250

Earnings (loss) from operations	$2,803	($6,496)
Net interest and finance cost	1,037	1,902
Loss from unconsolidated affiliate	1,344	622
Earnings (loss) before income taxes	$422	($9,020)
Income taxes	(164)	2,180
Net earnings (loss) from discontinued operations	$258	($6,840)

ACCOUNTING PRONOUNCEMENTS

In September 2000, FASB issued SFAS No. 140, “Accounting for transfers and servicing of financial assets and extinguishment of liabilities, an amendment of FASB Statement No. 125.”  Statement 140 provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, repurchase agreements, and extinguishments of liabilities.  The provisions of Statement 140 became effective for transactions entered into after March 31, 2001.  Statement 140 did not have a material impact on the Company’s consolidated financial statements during the year ended December 31, 2001.

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

Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs.  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Statement in effect is for fiscal years beginning after June 15, 2002.

The Company did not undertake any transactions during the period nor has any assets that are affected by any of these Statements.

In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and elements of APB 30 “Reporting the Results of Operations-Reporting the Effects on Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.”

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement will be effective on January 1, 2002 and the Company is currently assessing the impact its adoption will have on the financial condition and operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio.  Cash of approximately $142.8 million, $104.4 million and $118.2 million, in the years ended December 31, 2001, 2000 and 1999, respectively, was derived from this activity.  In these same time periods $84.6 million, $95.3 million and $73.0 million, respectively, was used to pay down related debt or capital lease obligations.  On November 30, 2000, net proceeds from a private placement of common stock and options were approximately $18.2 million.  Cash flow from operating activities generated $33.3 million, $27.7 million and $25.1 million in the years ended December 31, 2001, 2000 and 1999 respectively.

The Company’s primary use of funds is for the purchase of equipment for lease.  Approximately $127.6 million, $137.9 million and $119.8 million of funds were used for this purpose in the years ended December 31, 2001, 2000 and 1999, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company's debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company's earnings. However, utilization has decreased with approximately 15%, by book value, of the Company’s assets off-lease at December 31, 2001, compared to approximately 7% at December 31, 2000.  Increases in off-lease rates as well as deterioration in lease rates that are not offset by reduction in interest rates, will have a negative impact in earnings and cash flows from operations.  It is likely in the short-term that off-lease rates may increase.

At December 31, 2001, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of December 31, 2001, $16.8 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at December 31, 2001 is LIBOR plus 1.75%.

At December 31, 2001, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At December 31, 2001, the Company had $12.2 million available under this facility.

At December 31, 2001, the Company had a $190.0 million debt warehouse facility. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period that originally expired on February, 2002 and has been extended to April 2002 followed by a seven-year amortization period.  During the extension period the Company is not permitted to borrow against this facility. The Company is currently in negotiations to renew this facility.  At December 31, 2001, the interest rate was a commercial paper based rate plus a spread of 1.55%.  At December 31, 2001 the commercial paper rate was 2.04%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  At December 31, 2001, $6.3 million was available under this facility.

At December 31, 2001 the Company had a $26.7 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC AC1 Corporation, for the financing of jet aircraft engines transferred by the Company to such subsidiary.  The facility is a five year term loan with final maturity of June 30, 2005.  The interest rate is currently LIBOR plus 2.05%.  This facility is fully drawn.

Approximately $23.8 million of the Company’s debt is repayable during 2002.  Such repayments consist of scheduled installments due under term loans.  The table below summarizes the Company’s contractual commitments at December 31, 2001.

Contractual Payments Due (in thousands)
Contractual Obligation	2002	2003	2004	2005	2006	Thereafter	Total
Debt	$23,752	20,906	141,134	53,636	22,047	98,072	$359,547
Operating leases on Company premises	$436	152	–	–	–	–	$588

Approximately $315 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow between 80% to 100% of an engine purchase price and only between 50% to 80% of an aircraft or spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates.  In addition, commitment fees are payable on the unused portion of the facilities.

The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd.  The Company has invested $1.5 million to date and has a commitment to fund not more than an  additional $1.5 million over the next three years.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in the level of internally generated funds such as could result if off-lease rates continue to increase or the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $80.0 million, remaining terms of between 6 and 29 months and fixed rates of between 5.8% and 6.6%.  Interest expense for the year ended December 31, 2001 has increased by approximately $1.9 million due to the interest rate hedges.  As a result of the adoption of SFAS 133 the Company recorded liabilities under derivative investments of $2.9 million and a charge to other comprehensive loss of $1.8 million (net of tax) — see Note 5 of the Notes to the Consolidated Financial Statements.

The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter parties.  The Company may hedge additional amounts of its floating rate debt during the next year.

RELATED PARTY AND SIMILAR TRANSACTIONS

The Company continues to use PGTC  LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sold 7 engines to avioserv during 2001 and has notified its intention in January, 2002 to exercise put options with respect to 2 further engines and intends to close the puts during the second quarter.

The Company entered into a business cooperation period with Flightlease and SRT ending on November 30, 2003 by which Flightlease and SRT have price discounts and lowest price guarantees on short-term and long-term engine leases from the Company.  Flightlease and SRT in turn will provide the Company with access to spare engines, will promote the Company’s engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and Flightlease’s and SRT’s other business partners. During the year ended December 31, 2001 there were no transactions initiated by either party under the cooperation agreement. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to SRT at pre-determined prices.  Flightlease and SRT are members of FlightTechnics, LLC an entity which owns 15% of the Company’s common stock.

Factors That May Affect Future Results

Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  Forward-looking statements give the Company’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

The businesses in which the Company is engaged are capital intensive businesses.  Accordingly, the Company’s ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital.  There can be no assurance that the necessary amount of capital will continue to be available to the Company on favorable terms or at all.  The Company’s inability to obtain sufficient capital, or to renew its credit facilities could result in increased funding costs and would limit the Company’s ability to: (i) add new aircraft engines, aircraft and spare parts packages to its portfolio, (ii)  fund its working capital needs, and (iii) finance possible future acquisitions.  The Company’s inability to obtain sufficient capital would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company retains title to the aircraft engines, aircraft and parts packages that it leases to third parties.  Upon termination of a lease, the Company will seek to re-lease or sell the aircraft or aircraft equipment.  The Company also engages in the selective purchase and resale of commercial aircraft engines.  On occasion, the Company purchases engines without having a firm commitment for their sale.  Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell aircraft equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the aircraft equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply of, or demand for, or cost of aircraft engines, and (vi) technological developments.  There is no assurance that the Company will be able to re-lease or sell aircraft equipment on a timely basis or on favorable terms.  The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v)  downturns in the air transportation industry, (vi) decreases in growth or decline of air traffic, (vii) unanticipated early lease termination or a default by a lessee, (viii) the timing of engine acquisitions, (ix) engine marketing activities, (x) fluctuations in market prices for the Company’s assets.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

The Company’s future operating results may be adversely impacted by the unparalleled challenges faced by the airline industry due to a combination of the terrorist attacks in New York and Washington D.C. on September 11, 2001 and the current worldwide economic slowdown that has occurred both before and after the attacks.  Airlines are facing various increased costs, including insurance premiums and security costs, while at the same time suffering from reduction in demand by air travelers.  Financially weaker airlines are likely to be subject to the greatest negative impacts, and many airlines have taken some of their aircraft out of service in response to the fall or could be forced off in air travel.  Older aircraft have been grounded since they usually have higher operating costs.  Some airlines have been forced or could be forced to take more drastic measures that include debt rescheduling, deferral of lease payments or even filing for protection from creditors.  The airlines various cutbacks have had some trickle-down effects on the Company, and may have increasingly negative effects on the Company.  The ultimate effects will, in part, depend upon the ability of individual airlines to meet their obligations when due.  Some of the negative impacts on the Company’s business may include the following: (i) financing sources may be less willing to lend additional money to the Company because of the uncertainty currently surrounding the airline industry, (ii) the Company’s current decrease in equipment utilization levels may continue because it takes more time for the Company to remarket “off lease” engines when airlines demand for spare engines decreases, (iii) the Company may be subject to payment delays if the Company grants airlines’ requests that the Company allow payment deferrals and offer other forms of payment relief, (iv) prices that the Company receives for sales of engines could be negatively impacted, or the Company may be unable to sell engines at prices that it deems acceptable, as the demand for certain spare engines decreases and (v) values of engines retained in the portfolio may be negatively impacted.  Because of the foregoing risks and the uncertainties surrounding the airline industry the Company cannot forecast with any degree of accuracy what the future impacts on it will be.

SR Technics, the Company’s largest customer, unlike its parent SAirGroup and certain other SAirGroup entities, is not presently under protection from creditors.  In addition, SR Technics is for sale and presently attempting to locate additional investors to ensure its long term future through a new ownership structure.  If SR Technics’ financial condition deteriorates, this will increase the likelihood of defaults by SR Technics on its obligations to the Company.  SR Technics has leased five engines with a book value of approximately $42 million from the Company with lease terms expiring in up to nine years.  If  SR Technics becomes insolvent or otherwise stops making its rent payments, the Company’s leases allow the Company to repossess the engines.  If such a situation were to occur, the Company faces a variety of risks and uncertainties, including the following:  (a) the Company may experience delays imposed by Swiss bankruptcy courts as it seeks to repossess the engines, (b) the Company’s percentage of “off-lease” engines may increase if the Company attempts to re-lease or remarket the SR Technics engines, (c) the other risks discussed in this section with respect to off-lease equipment and (d) the Company may not be able to exercise its put options with SR Technics affiliates.  All of the foregoing risks and uncertainties could have a material adverse impact on the Company’s results of operations.

On November 11, 2001, Canada 3000 Inc., a lessee that leased engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and ceased operation. The revenue since November 2001 from these leases has not been recognized by the Company for all uncollectible amounts.  At December 31, 2001, the net amount of accounts receivable recorded on the balance sheet was $0.  The Company has retained Canadian counsel to assist in the recovery of its assets, and all 5 engines and approximately two-thirds of the parts package have been returned to date.  Two engines with a book value of $10.6 million were recovered during the fourth quarter and were successfully re-leased to other customers, and the remaining 3 engines were recovered in January 2002 for which the Company is actively seeking re-leasing opportunities.  Approximately two-thirds of the parts package has been recovered to date with the remainder expected to be returned in the coming months.  The Company holds security deposits, prepaid rents and a letter of credit that may be used to partially recoup costs and expenses associated with the early termination of the leases with Canada 3000, subject to the final approval of the Canadian bankruptcy court.  In connection with Canada 3000’s bankruptcy, the Company faces a variety of risks and uncertainties, including the following: (a) the Company may experience delays imposed by the Canadian bankruptcy court as it seeks to repossess the remaining equipment, (b) the Company’s percentage of “off-lease” equipment may increase while the Company attempts to re-lease or remarket the Canada 3000 equipment, (c) the Company could incur transportation and storage expenses in connection with retrieving the equipment and may not be able to lease the equipment at the same lease rates as were being paid by Canada 3000, and (d) the other risks discussed in this section with respect to off-lease equipment.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations.  In most cases where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), creditors are automatically stayed from enforcing their rights.  In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

The Company’s leases are generally structured at fixed rental rates for specified terms while many of the Company’s borrowings are at floating rates.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

In 2001, 79% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

The Company has experienced significant growth in lease revenues during the past year.  The Company’s growth has placed, and is expected to continue to place, a significant strain on the Company’s managerial, operational and financial resources.  There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected.  The Company may also acquire businesses that would complement or expand the Company’s existing businesses.  Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources.  These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors and airline and aircraft service and repair companies.  Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of material, complementary lines of business and greater financial, marketing and other resources.  In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition.  There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

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

California continues to experience problems with the supply of power to its residents.  So far the Company has been unaffected by rolling blackouts either directly or indirectly, however, there can be no guarantee that the Company will not be adversely affected in the future.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $3.2 million per annum (in 2000, $1.6 million per annum).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $6.4 million per annum (in 2000, $3.3 million per annum).  The foregoing effect of interest rate changes on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During 2001, 79% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report.

ITEM 9                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 27.

(a)  (2) Financial Statement Schedules

Schedule II Valuation Accounts

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

(a)  (3) and (c):  Exhibits:  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 53.

EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998.  Incorporated by reference to Exhibits 4.01 and 4.02 of the Company’s report on Form 8-K filed on June 23, 1998.

3.2	Bylaws. Incorporated by reference to Exhibit 4.03 of the Company’s report on Form 8-K filed on June 23, 1998.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

10.7*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.8	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999.Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.9*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.10*

Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York.  Incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.11	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 24, 2000. Incorporated by reference to the Company’s Proxy Statement dated April 27, 2000.

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

10.14	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.*

10.15	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

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

10.21	Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.22*	Third Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.23

Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001. Incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-Q for the quarter ended June 20, 2001.

10.24*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.25*

Credit Agreement dated September 21, 2001 between Willis Lease Finance Corporation and ABB Credit Finance AB (publ.).  Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company.

23.1	Consent and Report on Schedule II of KPMG LLP, Independent Auditors

*  Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)  Reports on Form 8-K

No report on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002

Willis Lease Finance Corporation

By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Date	Title		Signature

Date:	March 26, 2002	Chief Executive Officer and Director	/s/	CHARLES F. WILLIS, IV
		(Principal Executive Officer)	Charles F. Willis, IV

Date:	March 26, 2002	Acting Chief Financial Officer	/s/	DONALD A. NUNEMAKER
Donald A. Nunemaker

Date:	March 26, 2002	Corporate Controller	/s/	ANDREW STOKES
		(Chief Accounting Officer)	Andrew Stokes

Date:	March 26, 2002	Director	/s/	WILLIAM M. LeROY
William M. LeRoy

Date:	March 26, 2002	Director	/s/	GLENN L. HICKERSON
Glenn L. Hickerson

Date:	March 26, 2002	Director	/s/	HANS JORG HUNZIKER
Hans Jorg Hunziker

Date:	March 26, 2002	Director	/s/	GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.

Consolidated Statements of Income for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Willis Lease Finance Corporation and Subsidiaries:

We have audited the accompanying consolidated financial statements of Willis Lease Finance Corporation and subsidiaries  (the “Company”) as listed in the accompanying index.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

San Francisco, California

February 21, 2002

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents including restricted cash of $20,351 and $16,666 at December 31, 2001 and 2000, respectively	$24,817	$25,371
Equipment held for operating lease, less accumulated depreciation of $40,097 and $27,296 at December 31, 2001 and 2000, respectively	488,042	408,814
Net investment in direct finance lease	7,299	7,910
Operating lease related receivable, net of allowances of $175 and $0 at December 31, 2001 and 2000, respectively	2,488	4,143
Net assets of discontinued operations	1,130	3,841
Investments	1,480	780
Other assets	7,197	5,071
Total assets	$532,453	$455,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,450	$6,353
Liabilities under derivative instruments	2,906	–
Deferred income taxes	22,804	17,076
Notes payable	359,547	301,346
Residual share payable	–	2,630
Maintenance reserves	31,761	24,452
Security deposits	4,630	4,251
Unearned lease revenue	4,774	4,132
Total liabilities	430,872	360,240

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	–	–
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,825,953 and 8,704,638 shares issued and outstanding as of December 31, 2001 and 2000, respectively)	88	87
Paid-in capital in excess of par	61,532	60,771
Accumulated other comprehensive loss, net of tax of $1,091	(1,815)	–
Retained earnings	41,776	34,832
Total shareholders' equity	101,581	95,690

Total liabilities and shareholders' equity	$532,453	$455,930

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
REVENUE
Lease revenue	$60,515	$49,012	$44,079
Gain on sale of leased equipment	5,636	8,129	11,371
Sale of equipment acquired for resale	–	–	9,775
Other income	–	489	–
Total revenue	66,151	57,630	65,225

EXPENSES
Depreciation expense	17,447	12,416	11,458
Cost of equipment acquired for resale	–	–	8,351
General and administrative	13,136	11,927	12,081
Total expenses	30,583	24,343	31,890

Earnings from operations	35,568	33,287	33,335

Interest expense	24,125	24,609	20,092
Interest income	(934)	(902)	(952)
Residual share	360	638	846
Net interest and finance costs	23,551	24,345	19,986

Income from continuing operations before income taxes	12,017	8,942	13,349
Income taxes	(4,374)	(3,468)	(3,226)
Income from continuing operations	7,643	5,474	10,123

DISCONTINUED OPERATIONS
Income/(loss) from discontinued operations (net of income tax expense (benefit) of $38, $164 and ($2,180) for the years ended December 31, 2001, 2000 and 1999, respectively)	57	258	(6,840)
(Loss)/gain on disposal of discontinued operations (net of income tax (benefit) expense of ($507) and $637 for the years ended December 31, 2001 and 2000, respectively)	(756)	2,082	–
	(699)	2,340	(6,840)

Net income	$6,944	$7,814	$3,283

Basic earnings per common share:
Income from continuing operations	$0.87	$0.73	$1.37
Discontinued operations	(0.08)	0.31	(0.93)
Net income	$0.79	$1.04	$0.44

Diluted earnings per common share:
Income from continuing operations	$0.86	$0.72	$1.36
Discontinued operations	(0.08)	0.31	(0.92)
Net income	$0.78	$1.03	$0.44

Average common shares outstanding	8,771	7,512	7,382
Diluted average common shares outstanding	8,892	7,607	7,447

See accompanying notes to the consolidated financial statements.

WILLS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Years Ended December 31, 2001, 2000 and 1999

(In thousands)

	Issued and			Accumulated
	outstanding		Paid-in	Other		Total
	shares of	Common	Capital in	Comprehensive	Retained	shareholders’
	common stock	Stock	Excess of par	Loss (net)	earnings	equity
Balances at December 31, 1998	7,361	$74	$42,033	–	$23,735	$65,842

Net income	–	–	–	–	3,283	3,283

Shares issued	37		339			339
Tax benefit on disqualified dispositions of qualified shares	–	–	74	–	–	74
Balances at December 31, 1999	7,398	74	42,446	–	27,018	69,538

Net income	–	–	–	–	7,814	7,814

Shares issued	1,307	13	15,004	–	–	15,017
Options Granted	–	–	3,321	–	–	3,321
Balances at December 31, 2000	8,705	87	60,771	–	34,832	95,690

Net Income	–	–	–	–	6,944	6,944

Other comprehensive loss:
Transition adjustment for hedging instruments as of January 1, 2001 (net of tax of $279)	–	–	–	(464)	–	(464)
Net loss on cashflow hedging instruments, (net of tax of $812)	–	–	–	(1,351)	–	(1,351)

Total comprehensive income	–	–	–	–	–	5,129

Shares issued	121	1	671	–	–	672
Tax benefit on disqualified dispositions of qualified shares	–	–	90	–	–	90
Balances at December 31, 2001	8,826	$88	$61,532	($1,815)	$41,776	$101,581

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$6,944	$7,814	$3,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,055	14,622	13,639
Allowances and provisions	175
Stock option compensation	162	144	–
Gain on sale of leased equipment	(5,636)	(8,129)	(11,371)
Loss / (Gain) on sale of discontinued operations	613	(3,307)	–
Loss from unconsolidated affiliate	–	1,560	622
Changes in assets and liabilities:
Receivables	2,134	(6,851)	3,076
Other assets	445	9,660	11,669
Accounts payable and accrued expenses	(2,103)	3,545	(4,910)
Deferred income taxes	6,909	4,254	1,131
Residual share payable	(2,630)	(835)	847
Unearned lease revenue	545	609	918
Maintenance deposits	7,308	5,897	5,282
Security deposits	392	(1,270)	961
Net cash provided by operating activities	33,313	27,713	25,147
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	36,898	47,024	52,523
Proceeds from sale of discontinued operations	771	37,536	–
Purchase of equipment held for operating lease	(127,613)	(137,892)	(119,753)
Purchase of property, equipment and furnishings	(773)	(655)	(1,720)
Investment at cost	(700)	(758)	(87)
Principal payments received on direct finance lease	611	756	583
Net cash used in investing activities	(90,806)	(53,989)	(68,454)
Cash flows from financing activities:
Proceeds from issuance of notes payable	142,806	104,446	118,202
Debt issuance cost	(1,772)	(1,193)	(844)
Proceeds from issuance of common stock	510	18,194	339
Principal payments on notes payable	(84,605)	(92,779)	(72,802)
Principal payments on capital lease obligation	–	(2,489)	(163)
Net cash provided by financing activities	56,939	26,179	44,732
(Decrease)/Increase in cash and cash equivalents	(554)	(97)	1,425
Cash and cash equivalents at beginning of period including restricted cash of $16,666, $15,992 and $13,738 at December 31, 2000, 1999 and 1998 respectively	25,371	25,468	24,043
Cash and cash equivalents at end of period including restricted cash of $20,351, $16,666 and $15,992 at December 31, 2001, 2000 and 1999, respectively	$24,817	$25,371	$25,468

Supplemental information:
Net cash paid for: Interest	$24,474	$26,131	$21,658
Income Taxes	$59	$27	$675
Non-cash investing activity:
Transfer of assets to unconsolidated affiliate (net)	–	–	$5,630
Non-cash financing activities:

Short term loans related to sale of equipment	–	–	$650

See accompanying notes to the consolidated financial statements.

WILLS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)        Organization and Summary of Significant Accounting Policies

(a)       Organization

Willis Lease Finance Corporation (“Willis”) is a provider of aviation services whose primary focus has been on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide.  Willis also engages in the selective purchase and resale of commercial aircraft engines.

Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8), T-10 Inc. (T-10) and T-11 Inc. (T-11) are wholly-owned consolidated subsidiaries of Willis.  They are all California corporations and were established to purchase and lease and resell commercial aircraft engines and parts.

WLFC Funding Corporation (“WLFC-FC”) is a wholly owned subsidiary of Willis.  WLFC-FC is a Delaware corporation and was established in 1997 for the purpose of financing aircraft engines.  WLFC Engine Pooling Company (“WLFC — Pooling”) is a wholly-owned subsidiary of Willis.  WLFC-Pooling is a California Corporation and was established in 1997 for the purpose of acquiring and leasing aircraft engines.  WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis.  WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis’ international leasing activities.  WLFC-AC1 Inc. is a wholly owned subsidiary of Willis Lease Finance Corp.  WLFC-AC1 Inc. is a Delaware corporation and was established in 2000 for the purpose of acquiring and leasing aircraft engines.

Willis Aeronautical Services, Inc. (“WASI”) was a wholly owned subsidiary of Willis.  WASI is a California corporation established in 1994 for the purpose of marketing and selling aircraft parts and components and was sold in November 2000.  In May 1999 the Company contributed the operations and assets of its engine disassembly services business, Pacific Gas Turbine Center Incorporated (“PGTC. Inc.”), to a newly formed joint venture, Pacific Gas Turbine Center, LLC (“PGTC LLC”).  The Company sold its interest in PGTC LLC in November 2000.

Management considers the continuing operations of the Company to operate in one reportable segment.

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, WASI (11 months ended November 2000), WLFC—FC, WLFC—Pooling, PGTC Inc. (five months ended May 1999), WLFC AC1 Corporation and WLFC (Ireland) Limited (together, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)       Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. The Company includes in operating lease revenue non-refundable maintenance payments received from lessees to the extent that, in the Company’s opinion, it would not be economically advantageous to overhaul the engine the next time the life-limited parts need to be replaced.  In this circumstance, the engines are normally sold for dismantling.

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

The Company generally depreciates engines on a straight-line basis over a 15 year period from the acquisition date to a 55% residual value.  The Company believes that this methodology accurately reflects the Company’s typical holding period for the assets and, further, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

For engines or aircraft that are leased with an intent to disassemble upon ultimate lease termination, the Company depreciates the engines or aircraft over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.

The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 15 years to a 25% residual value.

The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value.

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,”  (SFAS 121) requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell.  The Company reviews at least quarterly the carrying value of long-lived assets.  Such reviews resulted in a write-down of assets of $962,000 and $147,000 in continuing operations (included with depreciation expense in the Income Statement) and $266,000 and $471,000 in discontinued operations (included with (Loss)/Gain on Disposal of Discontinued Operations in the Income Statement) in 2001 and 2000, respectively.  There were no such losses on revaluation in 1999.

In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and elements of APB 30 “Reporting the Results of Operations-Reporting the Effects on Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.”

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement will be effective on January 1, 2002 and the Company is currently assessing the impact adoption will have on the financial condition and operating results of the Company.

(e)       Loan Commitment and Related Fees

To the extent that the Company is required to pay fees in order to secure debt, such fees are amortized over the life of the related loan on a straight-line basis which approximates the interest method.

(f)        Maintenance Costs

Maintenance costs under the Company’s leases are generally the responsibility of the lessees.  Additionally, under many of the Company’s leases, lessees pay fees to the Company based on the usage of the asset.  Upon the completion of approved maintenance of an asset, such fees are returned to the lessee up to the amount of repair but not exceeding the use fees paid by the lessee.  The Company records a Maintenance Reserve liability in connection with the obligation to reimburse lessees for approved maintenance.  Under certain of the Company’s leases, the lessee is not obligated to perform maintenance on the asset.  To the extent that such leases require the lessee to make payments to the Company based on the usage of the asset and the Company does not plan to apply such payments to the repair of the asset, the usage payments are included in lease revenue.

(g)       Interest Rate Hedging

The Company has entered into interest rate swap agreements to mitigate its exposure on its variable rate borrowings.  The differential to be paid or received under the swap agreements is charged or credited to interest expense.

The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138), and under these Statements the Company’s interest rate swaps were designated as cash flow hedges.  Cash flow hedges are recognized on the balance sheet at their fair value.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all cash-flow hedges to liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  On January 1, 2001, the Company recorded a transition adjustment of $464,000 (net of tax of $279,000), representing the net unrealized loss on interest rate swap agreements.

For the year ended December 31, 2000, prior to the adoption of SFAS No. 133, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates.  For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change.  If a swap was terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding.  If the swap was not terminated prior to maturity, but the underlying hedged items is no longer outstanding, the interest rate swap was marked to market and any unrealized gain or loss is recognized immediately.

(h)       Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

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

(j)        Residual Sharing with Lenders

Certain of the Company’s credit agreements required the Company to share “residual proceeds” as defined in the agreements with the lenders upon sale of engines held for operating lease.  The Company provided for its residual sharing obligation with respect to each engine by a charge or credit to income or expense, each period, sufficient to adjust the residual share payable at the balance sheet date to the amount that would be payable at that date if all engines under said agreements were sold on the balance sheet date at their net book values.

As of December 31, 2001, no engines were subject to residual sharing arrangements (as of December 31, 2000, two engines with a net book value of $7.4 million were subject to such arrangements) as during the year the engines were sold and/or loans repaid and residual share obligations settled in full.

(k)       Sale of Leased Equipment and Equipment Acquired for Resale

The Company regularly sells equipment from its lease portfolio.  This equipment may or may not be subject to a lease at time of sale.  The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale.  To the extent that deposits or maintenance reserves are not included in the sale and the liability associated with such items is transferred to the purchaser of the equipment, the Company includes such items in its calculation of gain.  The Company also engages in engine exchanges and where the cash element of the exchange exceeds 25% of the fair value of the transaction the exchange is treated as a monetary one and the gain on sale is recognized.

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

(m)      Reclassifications

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

(n)       Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting policies and estimates are critical to the results of operations: useful life of equipment, residual values and asset impairment.

If the useful lives or residual values are lower than those estimated by the Company, upon sale of the asset, a loss may be realized. Significant management judgement is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cashflows and should different conditions prevail, material impairment write downs may occur.

(o)       Comprehensive Income

The Company reports changes in equity from all sources.  For the year ended December 31, 2001, comprehensive income includes net income and the net loss on the change in fair value of cash flow hedges.  For the years ended December 31, 2000 and 1999, comprehensive income equaled net income.

(p)       Per share information

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

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,771	7,512	7,382
Potentially dilutive common shares	121	95	65
Total Shares	8,892	7,607	7,447

(q)       Investments

Investments are in non-marketable securities where management does not have significant influence and are recorded at cost. Management evaluates the investments for impairment quarterly and at December 31, 2001, no adjustment to the carrying value was required.

(r)        Stock Options

The Company accounts for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly compensation expense is measured as the excess, if any, of the fair value of the company's stock at the date of grant over the price the employee must pay to acquire the stock.

(2)              Discontinued Operations

On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, a corporation organized under the laws of Switzerland (“Flightlease”), SR Technics Group, a corporation organized under the laws of Switzerland (“SRT”), FlightTechnics, LLC, a Delaware limited liability company (“FlightTechnics”) and SR Technics Group America, Inc., a Delaware corporation (“SRT Group America”), each of which are affiliated companies.

The Company sold its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. ("WASI") and its membership interest in its engine repair joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC (“PGTC LLC”) to SRT Group America.

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

Net earnings (loss) from discontinued operations for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands of dollars):

	2001	2000	1999
Revenue:
Operating lease income	$637	$2,383	$4,087
Spare parts sales	–	23,479	25,436
Sale of equipment acquired for resale	–	2,500	–
Other income	–	(20)	231

Total Revenue	$637	$28,342	$29,754

Expenses:
Depreciation expense	$343	$2,206	$2,183
Cost of spare parts sales	150	18,030	28,317
Cost of equipment acquired for resale	–	2,150	–
General and administrative	–	3,153	5,750

Total expenses	$493	$25,539	$36,250

Earnings (loss) from operations	$144	$2,803	($6,496)
Net interest and finance cost	49	1,037	1,902
Loss from unconsolidated affiliate	–	1,344	622
Earnings (loss) before income taxes	$95	$422	($9,020)
Income taxes	(38)	(164)	2,180
Net earnings (loss) from discontinued operations	$57	$258	($6,840)

The (loss) gain on disposal of discontinued operations for the year ended December 31, 2001 and 2000 is as follows (in thousands of dollars):

	2001	2000
Proceeds from sale of shares in WASI and interest in PGTC	$–	$37,985
Book value of assets sold	–	(33,759)
	$–	$4,226
Transaction costs	–	(448)
Operating loss from measurement date to closing	–	(588)
Post-closing sale price adjustment	(384)	–
Loss on disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations	$(1,263)	$2,719
Income taxes	507	(637)
Net (loss)/gain on disposal of discontinued operation	$(756)	$2,082

Net assets of discontinued operations on the balance sheet as of December 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000
Receivables	$40	$694
Equipment held for operating lease (net of accumulated depreciation of $524 and $2,457)	1,214	3,205
Inventory	—	150
Unearned lease revenue and security deposits	(124)	(208)

Net assets of discontinued operations	$1,130	$3,841

Interest Expense.  To the extent that engines have been financed, interest expense has been allocated based on the principal outstanding during the year.

Equipment held for Operating Lease.  At December 31, 2001, discontinued operations had 4 engines with an aggregate engine cost of $1.7 million in its operating lease portfolio.  At December 31, 2000, discontinued operations had 10 engines with an aggregate original cost of $5.7 million in its operating lease portfolio.

Investment in unconsolidated affiliate. In May 1999, the Company entered into an agreement with Chromalloy Gas Turbine Corporation (“Chromalloy”), a subsidiary of Sequa Corporation, to operate a joint venture to perform maintenance, repair and overhaul of commercial jet engines.  Under the terms of the joint venture agreement, the Company and Chromalloy formed a new company, PGTC LLC.  The Company contributed the operations and assets of its wholly owned subsidiary PGTC Inc. (with a book value of $5.7 million) and Chromalloy contributed working capital to the joint venture.  The Company and Chromalloy each had a 50% interest in the joint venture.  The equity method of accounting was used for the Company’s 50% ownership in PGTC LLC.  Under the equity method, the original contribution was recorded at cost and was adjusted periodically to recognize the Company’s share of the earnings or losses of PGTC LLC after the date of formation.  For the year ended December 31, 2000, up to the date of the sale of the Company’s interest, the Company and WASI purchased $1.3 million (1999 $1.1 million) of services from PGTC LLC and PGTC LLC purchased $4.8 million (1999 $1.0 million)  of engine parts from WASI.  All intercompany profits or losses have been eliminated.  The Company sold its interest in PGTC LLC in November 2000.

Stock compensation.  In conjunction with the sale of its shares in WASI, the Company accelerated the vesting of options granted to employees of WASI and recognized an expense of approximately $144,000 for the year ended December 31, 2000.

Concentrations and Credit Risk.  During the 11 months prior to November 30, 2000, the top 5 customers of the spare parts business accounted for approximately 52% of total parts revenue (1999 37%).

(3)                 Equipment Held For Lease

At December 31, 2001 for continuing operations, the Company had 110 aircraft engines and related equipment with an aggregate original cost of  $499.8 million, 4 spare parts packages with an aggregate original cost of $14.8 million and 6 aircraft with an aggregate original cost of $23.6 million in its operating and finance lease portfolio.  At December 31, 2000, the Company had 100 aircraft engines and related equipment with an aggregate original cost of $407.9 million, 4 spare parts packages with an aggregate original cost of $14.8 million and 6 aircraft with an aggregate original cost of $23.5 million in its operating and finance lease portfolio.

Certain of the Company’s aircraft equipment is leased and operated internationally.  All leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases its aircraft equipment to lessees domiciled in 7 geographic regions.  The tables below set forth geographic information about the Company’s operating leased aircraft equipment for continuing operations grouped by domicile of the lessee:

Operating lease revenue from continuing operations	Years ended December 31,
	2001	2000	1999
	(in thousands)
Region
United States	$12,669	$12,554	$10,191
Canada	3,409	4,141	3,327
Mexico	2,004	3,561	4,546
Australia/New Zealand	–	280	551
Europe	27,919	16,775	13,557
South America	5,787	5,840	6,751
Asia	4,772	3,434	3,350
Middle East	3,281	1,689	1,009
Totals	$59,841	$48,274	$43,282

	Years ended December 31,
Operating lease revenue from continuing operations less	2001	2000	1999
applicable depreciation, interest and residual share:
	(in thousands)
Region:
United States	$4,424	$3,137	$3,383
Canada	535	858	667
Mexico	652	1,105	1,789
Australia/New Zealand	–	64	379
Europe	11,178	4,273	3,535
South America	1,765	1,552	1,593
Asia	1,720	816	1,200
Middle East	1,075	385	385
Off-lease and other	(1,541)	(557)	(1,611)

Totals	$19,808	$11,633	$11,320

	Years ended December 31,
Net book value of operating leased assets:	2001	2000	1999
	(in thousands)
Region
United States	$85,235	$74,045	$72,368
Canada	493	32,714	27,645
Mexico	13,247	12,737	27,563
Australia/New Zealand	–	–	5,373
Europe	192,266	186,728	103,821
South America	48,304	40,484	41,433
Asia	38,368	22,946	23,689
Middle East	35,255	11,895	7,521
Off-lease and other	74,874	27,265	20,476

Totals	$488,042	$408,814	$329,889

Finance leased assets generated $674,000 and $738,000 of revenue in 2001 and 2000, respectively.  After estimated interest expense such assets generated $178,000 and $53,000, respectively.  The net investment in direct finance leases on December 31, 2001 and 2000 was as follows:

	2001	2000
	(in thousands)
Minimum payments receivable	$3,799	$4,998
Estimated residual value of leased assets	4,950	4,950
Unearned income	(1,450)	(2,038)
Net investment in finance lease	$7,299	$7,910

As of December 31, 2001, minimum future payments under noncancelable leases were as follows:

Year	Operating	Finance
	(in thousands)
2002	$40,767	$1,428
2003	29,283	1,428
2004	20,650	943
2005	14,215	–
2006	6,851	–
Thereafter	16,212	–
	$127,978	$3,799

As of December 31, 2001, the lease status of the equipment held for operating lease was as follows:

Lease Term	Net Book Value (in thousands)
Off-lease	$74,874
Month-to-month leases	49,620
Leases expiring 2002	119,162
Leases expiring 2003	86,381
Leases expiring 2004	30,388
Leases expiring 2005	38,887
Leases expiring 2006	52,039
Leases expiring thereafter	36,691
$488,042

(4)           Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2001	2000
	(in thousands)
Note payable at a floating interest rate of LIBOR plus 2.3%. Secured by aircraft engines and the proceeds thereof. The note matures in October 2006.	685	746

Subordinated note payable at a fixed interest rate of 7%.Secured by aircraft engines, spare parts and the proceeds thereof. The note matures in June 2004.	610	854

Note payable at a fixed interest rate of 11.68%. Secured by an aircraft engine and the proceeds thereof.	–	1,561

Note payable at a fixed interest rate of 8.05%. Secured by an aircraft engine and the proceeds thereof.	–	2,305

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines and the proceeds thereof. The note matures in October 2006.	3,304	3,587

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds thereof. The note matures in November 2002.	5,338	7,228

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds thereof. The note matures in September 2005.	7,634	8,413

Notes payable at fixed interest rates ranging from 10.23% to 10.77%. Secured by aircraft engines and parts and the proceeds thereof.	–	7,587

Note payable at a floating rate of interest based on commercial paper rates plus 1.55% secured by engines, the proceeds thereof and certain deposits.  The facility has a committed amount of $190 million. At December 31, 2001, $6.3 million was available under the facility subject to the Company providing additional collateral. The facility has an eight-year initial term with a revolving period extended to April 2002 followed by a seven-year amortization period.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.

	183,715	90,384

Credit facility at a floating rate of interest of LIBOR plus 1.75%. Secured by engines, and the proceeds thereof. The facility has a committed amount of $125 million. The facility matures on May 2004.	108,245	150,000

Note payable at a floating rate of LIBOR + 2.75%. The note matures on December 2, 2009. Secured by an aircraft.	500	–

Note payable at a floating rate of LIBOR + 2%. The note matures in proportion to the leases of assets pledged under the facility up to March 30, 2005. The facility has a committed amount of $35 million. Secured by aircraft engines and the proceeds thereof.	22,822	–

Note payable at a floating rate of LIBOR + 2.05% The note matures on June 30, 2005. Secured by aircraft engines and the proceeds thereof.	26,694	28,681

Total notes payable	$359,547	$301,346

At December 31, 2001 LIBOR was 1.37% and the Commercial Paper rate was 2.04%.

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The fair value of the Company’s debt is estimated by the Company to be $357.5 million at December 31, 2001.

Principal outstanding at December 31, 2001, is repayable as follows:

Year	(in thousands)
2002	$23,752
2003	20,906
2004	141,134
2005	53,636
2006	22,047
Thereafter	98,072
$359,547

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth.  As of December 31, 2001, the Company was in compliance with all covenant requirements.

At December 31, 2001 and 2000, the Company held deposits in the amount of $20.4 million and $16.7 million, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements.  Included in these amounts are payments to the Company required by certain lease agreements for periodic engine maintenance.  These accounts also include security deposits held.  Substantially all of the deposits bear interest for the Company’s benefit.

(5)     Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WLFC Funding Corporation is required under its credit agreements to hedge a portion of its borrowings.  At December 31, 2001, the Company was a party to interest rate swap agreements with notional outstanding amounts of $80 million, remaining terms of between 6 and 29 months and fixed rates of between 5.8% and 6.7%.  The fair value of these swaps at December 31, 2001 was $2,906,000 and represented the estimated amount the Company would have to pay to terminate the swaps.

The Company reviews the effectiveness of these hedges on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Loss and/or Earnings for the period.  For the year ended December 31, 2001, the change in fair value of the swaps recorded to Other Comprehensive Loss was $1,351,000 (net of tax of $812,000) and there was no change in fair value recognized in Earnings. Interest expense for the year ended December 31, 2001 increased by approximately $1.9 million due to  the Company’s interest rate hedges. Reclassification into Income in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity. It is not possible to estimate the amount that may be reclassified into the earnings during the next 12 months.

At December 31, 2000 prior to the adoption of SFAS 133, the Company estimated that it would have to pay a net settlement of $743,000 to terminate the swap agreements that existed at that date.  At December 31, 2000, the Company was a party to interest rate swap agreements with notional outstanding amounts of $95 million, remaining terms of between 4 and 41 months and fixed rates of between 5.8% and 6.7%.

(6)     Income Taxes

The components of income tax for continuing operations for the years ended December 31, 2001, 2000 and 1999,  included in the accompanying statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2001
Current	$(3,018)	$14	$(3,004)
Deferred	6,254	1,124	7,378
	$3,236	$1,138	$4,374

December 31, 2000
Current	$–	$15	$15
Deferred	$2,853	$600	$3,453
	$2,853	$615	$3,468

December 31, 1999
Current	$–	$(85)	$(85)
Deferred	2,511	800	3,311
	$2,511	$715	$3,226

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense on continuing operations:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Statutory federal income tax expense	$4,086	$3,040	$4,538
State taxes, net of federal benefit	751	406	472
Adjustment of state tax apportionment rates	–	–	(2,294)
Extraterritorial income exclusion	(468)	–	–
Other	5	22	510
Effective income tax expense	$4,374	$3,468	$3,226

In 2001, the Company has determined that a number of assets and their associated leases qualify for exclusion from taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

(6)           Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Charitable contribution	$45	$16
Unearned lease revenue	2,386	1,582
Residual sharing expenses	–	987
State Taxes	5	5
Reserves and allowances	66	–
Alternative minimum tax credit	335	2,843
Net operating loss carryforward	16,342	7,993
Total gross deferred tax assets	$19,179	$13,426
Less valuation allowances	–	–
Net deferred tax assets	$19,179	$13,426
Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(43,074)	(30,502)
	($23,895)	($17,076)
Deferred tax asset related to unrealized loss on derivative instruments	1,091	–
Net deferred tax liability	($22,804)	($17,076)

As of December 31, 2001, the Company had net operating loss carryforwards of approximately $46.6 million for federal tax purposes and $8.3 million for state tax purposes.  The federal net operating loss carryforwards will expire through the years 2021 and the state net operating loss carry forwards will expire through 2011.  Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group.  As of December 31, 2001, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future tax liabilities.  Management believes that no valuation allowance is required on deferred tax assets as it is more likely than not that all amounts are recoverable through future taxable income.

(7)           Risk Management Issues

Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.

The Company places its cash deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.  Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

SR Technics, the Company’s largest customer, unlike its parent SAirGroup and certain other SAirGroup entities, is not presently under protection from creditors.  In addition, SR Technics is for sale and presently attempting to locate additional investors to ensure its long term future through a new ownership structure.  If SR Technics’ financial condition deteriorates, this will increase the likelihood of defaults by SR Technics on its obligations to the Company.  SR Technics has leased five engines with a book value of approximately $42 million from the Company with lease terms expiring in up to nine years.  If  SR Technics becomes insolvent or otherwise stops making its rent payments, the Company’s leases allow the Company to repossess the engines.  If such a situation were to occur, the Company faces a variety of risks and uncertainties, including the following:  (a) the Company may experience delays imposed by Swiss bankruptcy courts as it seeks to repossess the engines, (b) the Company’s percentage of “off-lease” engines may increase if the Company attempts to re-lease or remarket the SR Technics engines, (c) the other risks discussed in this section with respect to off-lease equipment and (d) the Company may not be able to exercise its put options with SR Technics affiliates.  All of the foregoing risks and uncertainties could have a material adverse impact on the Company’s results of operations.

On November 11, 2001, Canada 3000 Inc., a lessee that leased engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and ceased operation. The revenue since November 2001 from these leases has not been recognized by the Company for all uncollectible amounts.  At December 31, 2001, the net amount of accounts receivable recorded on the balance sheet was $0.  The Company has retained Canadian counsel to assist in the recovery of its assets, and all 5 engines and approximately two-thirds of the parts package have been returned to date.  Two engines with a book value of $10.6 million were recovered during the fourth quarter and were successfully re-leased to other customers, and the remaining 3 engines were recovered in January 2002 for which the Company is actively seeking re-leasing opportunities.  Approximately two-thirds of the parts package has been recovered to date with the remainder expected to be returned in the coming months.  The Company holds security deposits, prepaid rents and a letter of credit that may be used to partially recoup costs and expenses associated with the early termination of the leases with Canada 3000, subject to the final approval of the Canadian bankruptcy court.  In connection with Canada 3000’s bankruptcy, the Company faces a variety of risks and uncertainties, including the following: (a) the Company may experience delays imposed by the Canadian bankruptcy court as it seeks to repossess the remaining equipment, (b) the Company’s percentage of “off-lease” equipment may increase while the Company attempts to re-lease or remarket the Canada 3000 equipment, (c) the Company could incur transportation and storage expenses in connection with retrieving the equipment and may not be able to lease the equipment at the same lease rates as were being paid by Canada 3000, and (d) the other risks associated with off-lease equipment.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements.  As of December 31, 2001, such swap agreements had notional outstanding amounts of $80 million, average remaining terms of between 6 and 29 months and average fixed rates of between 5.8% and 6.6%.

As a result of these swap arrangements, interest expense was increased in 2001 and 1999 by $1.9 million and $307,000, respectively, and decreased by $484,000 in 2000. For further information see note 1(g) and note 5.

(8)           Commitments and Contingencies

The Company has two leases for its office space.  The annual lease rental commitments for the Sausalito office is approximately $365,000 and the lease expires on May 31, 2003. The annual lease rental commitment, for premises subleased from WASI, is approximately $71,000 and the lease expires on November 30, 2002.

The Company is in the process of recovering a parts package that was on lease to a now bankrupt customer. The Company holds a letter of credit for $1.0 million that it believes will be enforceable against costs that may be incurred in recovering the parts. The Company believes that there may be additional costs greater than the amount available under the letter of credit and has estimated and accrued a provision of $200,000 (recorded as depreciation in the Income Statement). The recovery process is likely to take several months and the final costs may be different from that accrued.

One of the Company's engines is subject to a mechanic's lien as a result of the non-payment of debts incurred by the lessee of that engine.  The Company is actively seeking resolution of this issue.

(9)           Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd.  The Company’s investment is 7% in the venture.  Sichuan Snecma will focus on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  As of the year ended December 31, 2001, $1.5 million has been contributed. This investment is recorded at cost.  Under the terms of the agreement, the Company contributed $0.7 million in January 2001 and not more than an additional $1.5 million is expected to be contributed to the joint venture over the next three years.

(10)         Employee Benefit Plans

Employee Stock Purchase Plan

The Company has a 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which 75,000 shares of common stock have been reserved for issuance.  This plan was effective in September 1996.  Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year.  Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period.  In fiscal 2001 and 2000, 7,092 and 6,761 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted in 2001 and 2000  were $3.22 and $3.55, respectively.

1996 Stock Option/Stock Issuance Plan

In June 1996, the Board of Directors approved the 1996 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was amended by the Stockholders and restated in May 2001, to provide for an increase in the number of shares reserved for issuance under the Plan from 1,525,000 shares to 2,525,000 shares.  The plan includes a Discretionary Option Grant Program, a Stock Issuance Program and an Automatic Option Grant Program for eligible non-employee Board members.  The stock options vest over a period determined by the Plan administrator (usually 4 years), have a life of up to 10 years and the exercise price on grant is equal to the market value of the shares on that date.

A summary of the activity under the plan is as follows:

		Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 1998	339,500	528,000	$13.51
Options Granted	(480,185)	480,185	8.79	$4.28
Options Exercised	–	(32,250)	8.10
Options Canceled	238,000	(238,000)	14.17
Balances at December 31, 1999	97,315	737,935	$10.43
Additional Options Made Available	500,000	–	–
Options Granted	(389,264)	389,264	10.70	$3.35
Options Exercised	–	—	–
Options Canceled	151,544	(151,544)	10.94
Balances at December 31, 2000	359,595	975,655	$8.54
Additional Options Made Available	1,000,000	–	–
Options Granted	(535,909)	535,909	7.07	$3.24
Options Exercised	–	(114,223)	4.07
Options Canceled	122,835	(122,835)	15.47
Balance at December 31, 2001	946,521	1,274,506	$7.67

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 1999	198,760	$13.06
At December 31, 2000	347,474	$10.70
At December 31, 2001	558,300	$9.58

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.55 to $5.40	500,393	9.22	$4.98	86,893	$3.91
From $5.50 to $10.00	559,558	8.37	7.45	311,500	8.66
From $10.40 to $22.13	214,555	5.98	14.53	159,907	14.47
From $1.55 to $22.13	1,274,506	8.30	$7.67	558,300	$9.58

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

At December 31, 2001, 2000 and 1999, the Company had two stock-based compensation plans, as described above.  The Company applies APB 25 in accounting for its plans.     Accordingly, no compensation cost for continuing operations has been recognized for its Purchase Plan and Plan.  Had compensation cost for the Company’s two stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been as follows:

	2001	2000	1999
Income from continuing operations as reported	$7,643	$5,474	$10,123
Income from continuing operations pro forma	$6,946	$5,323	$9,233

Basic earnings per common share from continuing operations as reported	$0.87	$0.73	$1.37
Basic earnings per common share from continuing operations pro forma	$0.79	$0.71	$1.25

Diluted earnings per common share from continuing operations as reported	$0.86	$0.72	$1.36
Diluted earnings per common share from continuing operations pro forma	$0.78	$0.70	$1.24

The fair value of the purchase rights under the Purchase Plan, the Plan and the warrants is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Expected Dividend Yield	0%	0%	0%	0%	0%	0%
Risk-free Interest Rate	2.77%	6.75%	5.7%	2.77%	5.63%	5.4%
Expected Volatility	74.88%	74.4%	67%	74.88%	74.4%	67%
Expected Life (in years)	3.05	3.77	3.0	0.5-2.0	0.5-2.0	0.5-2.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997.  The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code.  The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States.  In 2001, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $10,500.   The Company matches employee contributions up to 50% of 8% of the employee’s salary (2000 50% of 6%) which totaled $99,000 in 2001 and $96,000 in 2000.

(11)         Warrants

In conjunction with the initial public offering, the Company sold five-year purchase warrants for $0.01 per warrant covering an aggregate of 100,000 shares of Common Stock exercisable at a price equal to 130% of the initial public offering price.  The warrants expired on September 18, 2001.

(12)         Equity

During the year ended December 31, 2000, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option, exercisable within 18 months of the closing date, to purchase newly issued shares of its common stock in a private placement in an amount between 1,700,000 shares and up to an amount that would give FlightTechnics 34.9% of the Company’s issued and outstanding common stock.  The price per share for the first additional 1,700,000 shares purchased pursuant to this option will be $15.00, and the price per share for any shares purchased in excess of the first additional 1,700,000 shares will be $16.50.  Total proceeds of the transaction were $19.5 million before transaction costs of $1.3 million.  Proceeds are allocated $14.8 million to shares and $3.3 million to options based upon the relative fair values at the issuance date, November 30, 2000.

(13)         Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

Fiscal 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$17,097	$19,227	$16,200	$13,627	$66,151
Income from continuing operations	2,499	2,969	1,755	420	7,643
Discontinued operations	(179)	(606)	45	41	(699)
Net income	2,320	2,363	1,800	461	6,944

Basic earnings per common share
Income from continuing operations	0.29	0.34	0.20	0.05	0.87
Discontinued operations	(0.02)	(0.07)	–	–	(0.08)
Net income	0.27	0.27	0.20	0.05	0.79

Diluted earnings per common share
Income from continuing operations	0.28	0.33	0.20	0.05	0.86
Discontinued operations	(0.02)	(0.06)	–	–	(0.08)
Net income	0.26	0.27	0.20	0.05	0.78

Average common shares outstanding	8,709	8,735	8,812	8,826	8,771
Diluted Average common shares outstanding	8,883	8,905	8,954	8,844	8,892

Fiscal 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$13,947	$15,163	$15,263	$13,257	$57,630
Income from continuing operations	1,541	1,522	2,010	401	5,474
Discontinued operations	141	332	61	1,806	2,340
Net income	1,682	1,854	2,071	2,207	7,814

Basic earnings per common share
Income from continuing operations	0.21	0.21	0.27	0.05	0.73
Discontinued operations	0.02	0.04	0.01	0.23	0.31
Net income	0.23	0.25	0.28	0.28	1.04

Diluted earnings per common share
Income from continuing operations	0.21	0.21	0.27	0.05	0.72
Discontinued operations	0.01	0.04	0.01	0.23	0.31
Net income	0.22	0.25	0.28	0.28	1.03

Average common shares outstanding	7,402	7,402	7,403	7,843	7,512
Diluted Average common shares outstanding	7,484	7,495	7,496	7,997	7,607

Schedule II

Valuation Accounts (in thousands)

Willis Lease Finance Corporation

Valuation Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
December 31, 1999
Accounts receivable, allowance for doubtful accounts	$34	$105	$(92)	$47
December 31, 2000
Accounts receivable, allowance for doubtful accounts	47	24	(71)	–
December 31, 2001
Accounts receivable, allowance for doubtful accounts	–	200	(25)	175

December 31, 1999
Reserve for sales returns	345	389	(29)	705
December 31, 2000
Reserve for sales returns	705	144	(849)	–

Index of Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998.  Incorporated by reference to Exhibits 4.01 and 4.02 of the Company’s report on Form 8-K filed on June 23, 1998.

3.2	Bylaws. Incorporated by reference to Exhibit 4.03 of the Company’s report on Form 8-K filed on June 23, 1998.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

10.7*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.8	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 1999.)

10.9*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.10*

Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York.  Incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.11	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of April 24, 2000. Incorporated by reference to the Company’s Proxy Statement dated April 27, 2000.

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

10.14	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.*

10.15	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

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

10.21	Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.22*	Third Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.23

Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001. Incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-Q for the quarter ended June 20, 2001.

10.24*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Netherland N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.)

10.25*

Credit Agreement dated September 21, 2001 between Willis Lease Finance Corporation and ABB Credit Finance AB (publ.. Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.)

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company.

23.1	Consent and Report on Schedule II of KPMG LLP, Independent Auditors