Form 10-Q
period 2002-03-31
WILLIS LEASE FINANCE CORP
filed 2002-05-15
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300 Sausalito, CA	94965 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 331-5281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2002
Common Stock, $0.01 Par Value	8,830,181

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents including restricted cash of $20,743 and $20,351 at March 31, 2002 and December 31, 2001, respectively	$33,166	$24,817
Equipment held for operating lease, less accumulated depreciation of $44,893 and $40,097 at March 31, 2002 and December 31, 2001, respectively	480,338	488,042
Net investment in direct finance lease	7,188	7,299
Operating lease related receivable, net of allowances of $225 and $175 at March 31, 2002 and December 31, 2001, respectively	3,241	2,488
Net assets of discontinued operations	—	1,130
Investments	1,480	1,480
Other assets	6,090	7,197
Total assets	$531,503	$532,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,443	$4,450
Liabilities under derivative instruments	2,101	2,906
Deferred income taxes	23,621	22,804
Notes payable	355,778	359,547
Maintenance reserves	32,457	31,761
Security deposits	4,177	4,630
Unearned lease revenue	4,823	4,774
Total liabilities	428,400	430,872

Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,830,181 and 8,825,953 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively)	88	88
Paid-in capital in excess of par	61,555	61,532
Accumulated other comprehensive loss, net of tax of $820 and $1,091 as of March 31, 2002 and December 31, 2001, respectively	(1,282)	(1,815)
Retained earnings	42,742	41,776
Total shareholders' equity	103,103	101,581

Total liabilities and shareholders' equity	$531,503	$532,453

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUE
Lease revenue	$13,617	$14,522
Gain on sale of leased equipment	735	2,575
Total revenue	14,352	17,097

EXPENSES
Depreciation expense	4,717	3,648
General and administrative	3,691	3,214
Total expenses	8,408	6,862

Earnings from operations	5,944	10,235

Interest expense	4,524	6,285
Interest income	(90)	(255)
Residual share	—	108
Net interest and finance costs	4,434	6,138

Income from continuing operations before income taxes	1,510	4,097
Income taxes	(544)	(1,598)
Income from continuing operations	966	2,499

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense of $21 for period ended March 31, 2001)	—	33
(Loss) on disposal of discontinued operations (net of income tax benefit of $136 for the period ended March 31, 2001)	—	(212)
	—	(179)

Net income	$966	$2,320

Basic earnings per common share:
Income from continuing operations	$0.11	$0.29
Discontinued operations	—	(0.02)
Net income	$0.11	$0.27

Diluted earnings per common share:
Income from continuing operations	$0.11	$0.28
Discontinued operations	—	(0.02)
Net income	$0.11	$0.26

Average common shares outstanding	8,828	8,709
Diluted average common shares outstanding	8,854	8,883

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2001 and 2002

(In thousands)

(Unaudited)

	Issued and			Accumulated
	outstanding		Paid-in	Other		Total
	shares of	Common	Capital in	Comprehensive	Retained	shareholders'
	common stock	Stock	Excess of par	Loss (net)	earnings	equity
Balances at December 31, 2000	8,705	$87	$60,771	$—	$34,832	$95,690

Net income	—	—	—	—	2,320	2,320

Other comprehensive loss

Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $290	—	—	—	(453)	—	(453)
Net loss on cashflow hedging instruments, net of tax of $480	—	—	—	(752)	—	(752)
Total comprehensive income						1,115

Shares issued	9	—	208	—	—	208

Balances at March 31, 2001	8,714	$87	$60,979	$(1,205)	$37,152	$97,013

Balances at December 31, 2001	8,826	$88	$61,532	$(1,815)	$41,776	$101,581

Net income	—	—	—	—	966	966

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $272	—	—	—	533	—	533
Total comprehensive income						1,499

Shares issued	4	—	23	—	—	23

Balances at March 31, 2002	8,830	$88	$61,555	$(1,282)	$42,742	$103,103

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Three Months Ended March 31,
		2002	2001
	Cash flows from operating activities:
	Net income	$966	$2,320
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	4,717	3,853
	Allowances and provisions	50	—
	Stock option compensation	—	162
	Gain on sale of leased equipment	(735)	(2,575)
	Loss / (Gain) on sale of discontinued operations	—	348
	Changes in assets and liabilities:
	Receivables	(763)	1,619
	Other assets	1,094	(1,798)
	Accounts payable and accrued expenses	994	(627)
	Deferred income taxes	545	1,483
	Residual share payable	—	108
	Unearned lease revenue	(62)	1,573
	Maintenance deposits	696	2,517
	Security deposits	(467)	(8)
	Net cash provided by operating activities	7,035	8,975
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	8,308	12,975
	Adjustment to proceeds from sale of discontinued operations	—	(348)
	Purchase of equipment held for operating lease	(3,306)	(41,947)
	Purchase of property, equipment and furnishings	(52)	(6)
	Investment at cost	—	(700)
	Principal payments received on direct finance lease	111	186
	Net cash provided by (used in) investing activities	5,061	(29,840)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	—	43,175
	Debt issuance cost	—	(406)
	Proceeds from issuance of common stock	23	46
	Principal payments on notes payable	(3,770)	(11,673)
	Net cash (used in) provided by financing activities	(3,747)	31,142
	Increase in cash and cash equivalents	8,349	10,277
	Cash and cash equivalents at beginning of period including restricted cash of $20,351 and $16,666 at December 31, 2001 and 2000, respectively	24,817	25,371
	Cash and cash equivalents at end of period including restricted cash of $20,743 and $27,485 at March 31, 2002 and 2001, respectively	33,166	35,648

	Supplemental information:
Cash paid for:	Interest	$4,340	$6,437
	Income Taxes	$11	$59

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002, and December 31, 2001, and the results of its operations for the three month periods ended March 31, 2002 and 2001 and its cash flows for the three month periods ended March 31, 2002 and 2001.  The results of operations and cash flows for the period ended March 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2002.

Management considers the continuing operations of the Company to operate in one reportable segment.

2.       Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

3.         Commitments

The Company has two leases for its office space.  The annual lease rental commitment for the Sausalito premises is approximately $365,000 and the lease expires on May 31, 2003.  The Company also leases office space from its former parts subsidiary in San Diego.  This annual lease rental commitment is approximately $71,000 and the lease expires on November 30, 2002.

Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund up to an additional $1.5 million to the joint venture over the next three years.

At March 31, 2002 one of the Company’s engines is subject to a mechanics lien as a result of the non-payment of debt incurred by the lessee of that engine.  The lien was released in April 2002.

4.         Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd.  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at March 31, 2002 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value is required at March 31, 2002.

5.         Discontinued Operations

In November 2001, the Company sold its membership interests in its engine maintenance, repair and testing joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC (“PGTC LLC”), and its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. (“WASI”), to SRT Group America.  SRT Group America is an affiliate of FlightTechnics, LLC, an entity that owns 15% of the Company’s common stock.

As part of these transactions, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI.  These engines are not generally considered part of the Company’s core portfolio and either will be sold or are subject to put option arrangements where, at the option of the Company, these engines can be sold to WASI, now renamed avioserv, an SRT Group America affiliate, for part-out at pre-determined prices.

At December 31, 2001,  there were 4 engines with a book value of $1.2 million classified as Net Assets of Discontinued Operations. As of January 1, 2002 the assets have been reclassified to Equipment held for operating lease. However, the Company has given notice of its intent to exercise its put options in respect of 2 of these engines and expects to close the transaction in the second quarter. These engines have a book value equal to the option price. The results of operations from these assets are included in continuing operations under the appropriate line items (previously disclosed as Discontinued Operations in 2001).

In the three months ended March 31, 2002 and 2001, net earnings from discontinued operations were $0 and $33,000 respectively.  In the three months ended March 31, 2001 the loss on disposal of discontinued operations was $212,000.

6.         Notes Payable

At March 31, 2002, notes payable consists of bank loans totaling $355.8 million payable over periods of 1 to 7 years with current interest rates varying between approximately 3.6% and 8.6%.

At March 31, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of March 31, 2002, $16.8 million was available under this facility. The facility matures in May, 2004. The interest rate on this facility at March 31, 2002 is LIBOR plus 1.75% (increased to 2.0%, effective April, 2002).

At March 31, 2002, the Company had a $190.0 million debt warehouse facility.  The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period to May 3, 2002 followed by a seven-year amortization period.  At March 31, 2002, the interest rate was a commercial paper based rate plus a spread of 1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  At March 31, 2002, $6.3 million was available under this facility. On May 3, 2002, this facility was renewed. The revolving period was extended to February 3, 2003, to be followed, if not renewed at that time, by a five year amortization period. In connection with the amendments to extend the facility, the Company is not permitted to borrow under the facility until certain collateral deliveries are made to the Indenture Trustee. The interest rate was amended to a commercial paper based rate plus 1.75%

At March 31, 2002, the Company had a $23.8 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines transferred by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.

At March 31, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At March  31, 2002, the Company had $12.4 million available under this facility.

At March 31, 2002, LIBOR was 2.01% and the commercial paper rate was 2.04%. At March 31, 2001, the rates were 5.08% and 6.80%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2002 (dollars in thousands):

Year Ending December 31,

2002	$31,843
2003	30,324
2004	149,486
2005	59,340
2006	28,313
2007 and thereafter	56,472

$355,778

7.         Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WLFC Funding Corporation is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138).  At March 31, 2002, the Company was a party to interest rate swap agreements with notional outstanding amounts of $80.0 million, remaining terms of between 3 and 26 months and fixed rates of between 5.8% and 6.7%.  The fair value of these swaps at March 31, 2002, was negative $2.1 million and represented the estimated amount the Company would have to pay to terminate the swaps.  No additional derivative instruments were entered into or terminated ahead of their maturity during the quarter.

The Company reviews the effectiveness of these hedges on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Income and/or Earnings for the period.  For the three months ended March 31, 2002, the change in fair value of the swaps recorded to Other Comprehensive Income was $533,000 (net of tax of $272,000) and there was no change in fair value recognized in earnings. Upon adoption of the Statement on January 1, 2001, the Company recorded a transition adjustment of $453,000 (net of tax of $290,000) to Other Comprehensive Loss. For the three months ended March 31, 2001 the change in fair value recorded to Other Comprehensive Loss was $752,000 (net of tax of $480,000) and there was no change in fair value recognized in earnings. Interest expense for the three months ended March 31, 2002 and 2001, was increased by the Company’s interest rate hedges by approximately $771,000 and $50,000, respectively. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on earnings for the remainder of 2002 of a reduction in effectiveness at this time and it is the Company’s intention to hold the swaps until their maturity.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft spare engines and related aircraft equipment; and the selective purchase, sale and resale of commercial aircraft engines (collectively “equipment”).

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Leasing Related Activities: Revenue from leasing of equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements.  Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue.  The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts.  The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances.  In addition, any deterioration in the financial condition of the Company’s customers may adversely effect future lease revenues. The vast majority of the Company’s leases are accounted for as operating leases.  Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment that is leased with the intent to disassemble upon lease termination, the Company depreciates the equipment over its estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized.

At the commencement of a lease, the Company often collects security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an on-going basis, maintenance reserves from the lessee based on the creditworthiness of the lessee. The security deposit is returned to the lessee after all lease conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repair associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent on the financial condition of the lessee.

Sales Related Activities: For equipment sold out of the Company’s lease portfolio or which was acquired for resale, the Company recognizes the gain or loss associated with the sale or the gross proceeds from equipment acquired for resale as revenue.  Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale.  Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale. If useful lives or residual values (which estimates effect the net book value of the equipment) are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized.

Asset Valuation: The Company regularly reviews its portfolio of equipment for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of equipment that is a long-lived asset may not be recoverable.  Recoverability of equipment is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the equipment is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the equipment exceeds it fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31, 2001:

Leasing Related Activities.  Lease related revenue for continuing operations for the quarter ended March 31, 2002 decreased 6% to $13.6 million from $14.5 million for the comparable period in 2001.  This decrease mainly reflects an increased amount of equipment off-lease, offset by an increase in the book value of the lease portfolio. At March 31, 2002 and 2001, respectively, approximately 19% and 4% of equipment by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2002 and 2001 was $487.5 million and $444.5 million, respectively.

During the quarter ended March 31, 2002, two engines from the lease portfolio were sold.  The engines sold had a total net book value of $7.6 million and realized a gain of $0.7 million. During the quarter ended March 31, 2002 the Company added $3.3 million of equipment and capitalizable costs to its lease portfolio.

During the quarter ended March 31, 2001, three engines were added to the Company’s lease portfolio at a cost of $41.9 million.  The Company sold two engines to third parties from the lease portfolio.  The engines sold had a net book value of $10.4 million and realized a gain of $2.6 million.

Depreciation Expense.  Depreciation expense for continuing operations increased 29% to $4.7 million for the quarter ended March 31, 2002 from the comparable period in 2001 due to the increase in the lease portfolio and the reclassification of engines previously disclosed as discontinued operations.

General and Administrative Expenses.  General and administrative expenses increased 14% to $3.7 million for the quarter ended March 31, 2002, from the comparable period in 2001 mainly due to increased staffing, legal, insurance, accounting costs and engine repairs.

Net interest and finance costs.  Overall, net interest and finance costs, which comprises interest expense, residual sharing expense and interest income, decreased 28% to $4.4 million for the quarter ended March, 31 2002 from the comparable period in 2001. Interest expense decreased 28% to $4.5 million for the quarter ended March 31, 2002 from the comparable period in 2001, due to a decrease in interest rates, partially offset by an increase in average debt. Residual sharing expense related to debt was $0.0 million for the quarter ended March 31, 2002 compared with $0.1 million for the same period in 2001.  There were no residual sharing arrangements applicable to the Company’s engines as of March 31, 2002 (in 2001, two engines were subject to residual sharing arrangements).  Interest income for the quarter ended March 31, 2002 was $0.1 million compared to $0.3 million for the comparable period in 2001 due mainly to the reduction in interest rates.  Interest is earned on cash, deposits held and notes receivable.

Income Taxes.  Income tax expense for continuing operations for the quarter ended March 31, 2002 was $0.5 million compared to $1.6 million for the comparable period in 2001. The effective tax rate for the quarters ended March 31, 2002 and 2001 was 36% and 39%, respectively due to the Company’s election, in the fourth quarter of 2001, for Extraterritorial Income Exclusion relief relating to certain qualifying assets.

Discontinued Operations. During the three months ended March 31, 2001, proceeds from the sale of the Company’s interest in PGTC were adjusted after audit by the buyer and a loss (net of tax) of $212,000 was recorded.

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

Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.”  Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for on their acquisition and also how they should be accounted for after they have been initially recognized.  The provisions of Statement 142 became effective beginning January 1, 2002, except for goodwill and intangible assets acquired after June 30, 2001 which became immediately subject to the non-amortization and amortization provisions of the Statement. Statement 142 requires that goodwill and all identifiable intangible assets that have an indeterminable life be recognized as assets but not amortized. These assets will be assessed for impairment annually.

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

In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and elements of APB 30, “Reporting the Results of Operations-Reporting the Effects on Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.”

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement is effective from January 1, 2002. The Company does not believe its adoption will materially change the way the Company has reviewed and calculated asset impairment charges from Statement 121.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $0.0 million and $43.2 million, in the three-month periods ended March 31, 2002 and 2001, respectively, was derived from borrowings.  Cash flow from operating activities provided $7.0 million and $9.0 million in the three-month periods ended March 31, 2002 and 2001, respectively.  In these same time periods, $3.8 million and $11.7 million, respectively, of cash was used to repay debt.

The Company’s primary use of funds is for the purchase of equipment for lease and other aircraft equipment.  Approximately $3.3 million (including capitalized costs) and $41.9 million (including capitalized costs) of funds were used for these purposes in the three-month periods ended March 31, 2002 and 2001, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has also decreased with approximately 19%, by book value, of the Company’s assets off-lease at March 31, 2002, compared to approximately 4% at March 31, 2001.  Further decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, will have a negative impact in earnings and cash flows from operations.  It is possible in the short-term that utilization may decrease.

At March 31, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of March 31, 2002, $16.8 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at March 31, 2002 is LIBOR plus 1.75% (increased to 2.0%, effective April, 2002).

At March 31, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At March 31, 2002, the Company had $12.4 million available under this facility.

At March 31, 2002, the Company had a $190.0 million debt warehouse facility. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company.  The facility is renewable annually.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The facility has an eight-year initial term with a revolving period that originally expired in February, 2002 and has been extended to May, 2002 followed by a seven-year amortization period. At March 31, 2002, the interest rate was a commercial paper based rate plus a spread of

1.55%.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  At March 31, 2002, $6.3 million was available under this facility. On May 3, 2002, this facility was renewed. The revolving period was extended to February 3, 2003, to be followed, if not renewed at that time, by a five year amortization period. In connection with the amendments to extend the facility, the Company is not permitted to borrow under the facility until certain collateral deliveries are made to the Indenture Trustee. The interest rate was amended to a commercial paper based rate plus 1.75%

At March 31, 2002 the Company had a $23.8 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines transferred by the Company to such subsidiary.  The facility is a five year term loan with final maturity of June 30, 2005.  The interest rate is currently LIBOR plus 2.05%.  This facility is fully drawn.

At March 31, 2002, LIBOR was 2.01% and the commercial paper rate was 2.04%. At March 31, 2001, the rates were 5.08% and 6.8%, respectively.

Approximately $31.8 million of the Company’s debt is repayable during 2002.  Such repayments consist of scheduled installments due under term loans. The table below summarizes the Company’s contractual commitments at March 31, 2002.

Contractual Payments Due (in thousands)

	Nine months ending	Twelve months ending
	December 31,
Contractual Obligation	2002	2003	2004	2005	2006	Thereafter	Total
Debt	$31,843	30,324	149,486	59,340	28,313	56,472	$355,778
Operating leases on Company premises	$326	152	—	—	—	—	$478

Approximately $315 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 100% of an engine purchase price and between 50% to 80% of an aircraft or spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase. The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.

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

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in either the level of internally generated funds, that could result if off-lease rates continue to increase, or the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At March 31, 2002, $251 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or the commercial paper rate.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $80.0 million, with remaining terms of between 3 and 26 months and fixed rates of between 5.8% and 6.7%.

Interest expense for the three-month period ended March 31, 2002, was increased by the Company’s interest rate hedges by approximately $771,000 compared to $50,000 in the comparable period in 2001.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it will hedge additional amounts of its floating rate debt during the next several months.

Related Party and Similar Transactions

The Company continues to use PGTC LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sells engines to avioserv and notified avioserv of its intention in January, 2002 to exercise put options with respect to two further engines and intends to close the puts during the second quarter. The Company also leases office space from avioserv with the lease term expiring November 30, 2002.

The Company entered into a business cooperation period with Flightlease and SRT ending on November 30, 2003 by which Flightlease and SRT have price discounts and lowest price guarantees on short-term and long-term engine leases from the Company.  Flightlease and SRT in turn will provide the Company with access to spare engines, will promote the Company’s engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and Flightlease’s and SRT’s other business partners.  During the three months ended March 31, 2002, there were no transactions initiated by either party under the cooperation agreement. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices.  Flightlease and SRT are members of FlightTechnics, LLC, an entity that owns 15% of the Company’s common stock.

Factors That May Affect Future Results

Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  Forward-looking statements give the Company’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below and in the Company’s report on Form 10-K for the year ended December 31, 2001.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements by the Company.

The business in which the Company is engaged is capital intensive.  Accordingly, the Company’s ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital.  There can be no assurance that the necessary amount of capital will continue to be available to the Company on favorable terms or at all.  The Company’s inability to obtain sufficient capital, or to renew its credit facilities could result in increased funding costs and would limit the Company’s ability to: (i) add new equipment to its portfolio, (ii)  fund its working capital needs, and (iii) finance possible future acquisitions.  The Company’s inability to obtain sufficient capital would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company retains title to the equipment that it leases to third parties.  Upon termination of a lease, the Company will seek to re-lease or sell the equipment.  The Company also engages in the selective purchase and resale of commercial aircraft engines.  On occasion, the Company purchases engines without having a firm commitment for their lease or sale.  Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply of, or demand for, or cost of aircraft engines, and (vi) technological developments.  There is no assurance that the Company will be able to re-lease or sell equipment on a timely basis or on favorable terms.  The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company’s future operating results may be adversely impacted by the unparalleled challenges faced by the airline industry due to a combination of the terrorist attacks on September 11, 2001 and the current worldwide economic slowdown that has occurred both before and after the attacks.  Airlines are facing various increased costs, including insurance premiums and security costs, while at the same time suffering from reduction in demand by air travelers.  Financially weaker airlines are likely to be subject to the greatest negative impacts, and many airlines have taken some of their aircraft out of service in response to the falloff in air travel.  Older aircraft have been grounded since they usually have higher operating costs.  Some airlines have been forced or could be forced to take more drastic measures that include debt rescheduling, deferral of lease payments or even filing for protection from creditors.  The airlines various cutbacks have had some trickle-down effects on the Company, and may have increasingly negative effects on the Company.  The ultimate effects will, in part, depend upon the ability of individual airlines to meet their obligations when due.  Some of the negative impacts on the Company’s business may include the following: (i) financing sources may be less willing to lend additional money to the Company because of the uncertainty currently surrounding the airline industry, (ii) the Company’s current decrease in equipment utilization levels may continue because it takes more time for the Company to remarket “off lease” engines when airlines demand for spare engines decreases, (iii) the Company may be subject to payment delays, (iv) prices that the Company receives for sales of engines could be negatively impacted, or the Company may be unable to sell engines at prices that it deems acceptable, as the demand for certain spare engines may decrease and (v) values of engines retained in the portfolio may be negatively impacted.  Because of the foregoing risks and the uncertainties surrounding the airline industry the Company cannot forecast with any degree of accuracy what the future impacts on it will be.

SR Technics, the Company’s largest customer, unlike its parent SAirGroup and certain other SAirGroup entities, is not in bankruptcy proceedings.  However, SR Technics is for sale and is presently attempting to locate additional investors to ensure its long-term future through a new ownership structure.  If SR Technics’ financial condition deteriorates, this will increase the likelihood of defaults by SR Technics on its obligations to the Company.  SR Technics leases five engines with a book value of approximately $41 million from the Company with lease terms expiring in up to eight years.  If SR Technics becomes insolvent or otherwise stops making its rent payments, the Company’s leases allow the Company to repossess the engines.  If such a situation were to occur, the Company faces a variety of risks and uncertainties, including the following:  (a) the Company may experience delays as it seeks to repossess the engines, (b) the Company’s percentage of “off-lease” engines may increase while the Company attempts to re-market the engines, (c) the other risks discussed in this section with respect to “off-lease” equipment and (d) the Company may not be able to exercise its put options with SR Technics affiliates.  All of the foregoing risks and uncertainties could have a material adverse impact on the Company’s results of operations.

On November 11, 2001, Canada 3000 Inc., a lessee that leased engines and parts packages with a total net book value of $36.0 million and lease terms of up to 10 years, was placed into bankruptcy and ceased operations.  At March 31, 2002, the net amount of accounts receivable recorded on the balance sheet was $0 and the Company has not recognized any revenue during the quarter from Canada 3000. All 5 engines (3 engines have been re-leased) and almost 90% of the parts package have been returned to date. The Company holds security deposits and prepaid rents that may be used to partially recoup costs and expenses associated with the early termination of the leases with Canada 3000, subject to the final approval of the Canadian bankruptcy courts. The Company also held a $1.0 million letter of credit that was drawn in full on April 10, 2002. In connection with Canada 3000’s bankruptcy, the Company faces a variety of risks and uncertainties, including the following: (a) the Company’s percentage of “off-lease” equipment will increase while the Company re-markets the equipment, (b) the Company may not be able to lease the equipment at the same lease rates as were being paid by Canada 3000, (c) the Company could incur costs for recovery and repair of the parts in excess of the proceeds of the letter of credit and the amount additionally provided for during 2001, and (d) the other risks discussed in this section with respect to “off-lease” equipment. All of the foregoing risks and uncertainties could have a material adverse impact on the Company’s results of operations.

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

In the three months ended March 31, 2002, 81% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

The Company’s lease portfolio has grown significantly in recent years.  The Company’s growth has placed, and is expected to continue to place, a significant strain on the Company’s managerial, operational and financial resources.  There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected.  The Company may also acquire businesses that would complement or expand the Company’s existing businesses.  Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the amortization of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $3.0 million per annum (in 2001, the effect would have been $2.4 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $6.1 million per annum (in 2001, the effect would have been $4.0 million). The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings (refer to “Management of Interest Rate Exposure” for more details of the company’s hedging arrangements and Note 7 for its accounting treatment). Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates.  Other financial assets and liabilities are at fixed rates.

The Company is also exposed to currency devaluation risk.  During the three month period ended March 31, 2002, 81% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	5/13/02

Willis Lease Finance Corporation

		By:	/s/ Donald A. Nunemaker

Donald A. Nunemaker
Chief Operating Officer

/s/ Andrew Stokes

Andrew Stokes
Chief Accounting Officer

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

10.4	Employment contract for Nicholas J. Novasic dated June 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000.

10.5	Separation Agreement dated May 24, 2000 between the Company and James D. McBride. Incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.6	Settlement Agreement dated August 10, 2000 between the Company and Robert Rau. Incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.7	Separation Agreement dated February 28, 2002 between the Company and Nicholas J. Novasic

10.8*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.9	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.10*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.11*

Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York.  Incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.12	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 22, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.

10.13*

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

10.15	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.*

10.16	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

10.17

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

10.19

Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K filed on November 13, 2000.

10.20*

Cooperation Agreement, dated as of November 7, 2000, by and among the Company, Flightlease AG and SR Technics Group.  Incorporated by reference to Exhibit 10.6 of the Company’s report on Form 8-K filed on November 13, 2000.

10.21

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC.  Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.22	Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.23*	Third Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

10.24

Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001. Incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-Q for the quarter ended June 20, 2001.

10.25*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.26*

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

(b)                                 Reports on Form 8-K

(1) On February 11, 2002, the Company filed a report on Form 8-K disclosing under Item 6 that Director Willard H. Smith resigned from the Board of Directors.

(2) On February 20, 2002, the Company filed a report on Form 8-K disclosing under Item 5 that Gerard Laviec was appointed to the Board of Directors.

(3) On March 5, 2002, the Company filed a report on Form 8-K disclosing under Item 5 that Nicholas J. Novasic had resigned from his position as Chief Financial Officer and Executive Vice President.