Form 10-Q
period 2002-06-30
WILLIS LEASE FINANCE CORP
filed 2002-08-13
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 9, 2002
Common Stock, $0.01 Par Value	8,833,978

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents including restricted cash of $25,929 and $20,351 at June 30, 2002 and December 31, 2001, respectively	$40,318	$24,817
Equipment held for operating lease, less accumulated depreciation of $49,302 and $40,097 at June 30, 2002 and December 31, 2001, respectively	493,854	488,042
Net investment in direct finance lease	7,073	7,299
Operating lease related receivable, net of allowances of $284 and $175 at June 30, 2002 and December 31, 2001, respectively	3,219	2,488
Net assets of discontinued operations	—	1,130
Investments	1,480	1,480
Assets under derivative instruments	499	—
Other assets	6,742	7,197
Total assets	$553,185	$532,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,280	$4,450
Liabilities under derivative instruments	1,990	2,906
Deferred income taxes	23,893	22,804
Notes payable	361,708	359,547
Maintenance reserves	34,908	31,761
Security deposits	5,232	4,630
Unearned lease revenue	5,586	4,774
Total liabilities	449,597	430,872

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,830,181 and 8,825,953 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively)	88	88
Paid-in capital in excess of par	61,555	61,532
Accumulated other comprehensive loss, net of tax of $871 and $1,091 as of June 30, 2002 and December 31, 2001, respectively	(1,374)	(1,815)
Retained earnings	43,319	41,776
Total shareholders’ equity	103,588	101,581

Total liabilities and shareholders’ equity	$553,185	$532,453

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE
Lease revenue	$13,560	$15,605	$27,177	$30,127
(Loss)/gain on sale of leased equipment	(152)	3,622	583	6,197
Total revenue	13,408	19,227	27,760	36,324

EXPENSES
Depreciation expense	4,791	4,413	9,508	8,061
General and administrative	3,087	3,665	6,778	6,879
Total expenses	7,878	8,078	16,286	14,940

Earnings from operations	5,530	11,149	11,474	21,384

Interest expense	4,774	6,469	9,298	12,754
Interest income	(145)	(269)	(235)	(524)
Residual share	—	81	—	189
Net interest and finance costs	4,629	6,281	9,063	12,419

Income from continuing operations before income taxes	901	4,868	2,411	8,965
Income taxes	(324)	(1,899)	(868)	(3,496)
Income from continuing operations	577	2,969	1,543	5,469

DISCONTINUED OPERATIONS

Income from discontinued operations (net of income tax benefit of $31 and $10 for three and six months ended June 30, 2001, respectively)	—	(48)	—	(15)

(Loss) on disposal of discontinued operations (net of income tax benefit of $357 and $493 for the three and six months ended June 30, 2001, respectively)	—	(558)	—	(770)
	—	(606)	—	(785)

Net income	$577	$2,363	$1,543	$4,684

Basic earnings per common share:
Income from continuing operations	$0.07	$0.34	$0.17	$0.63
Discontinued operations	—	(0.07)	—	(0.09)
Net income	$0.07	$0.27	$0.17	$0.54

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.33	$0.17	$0.61
Discontinued operations	—	(0.06)	—	(0.08)
Net income	$0.07	$0.27	$0.17	$0.53

Average common shares outstanding	8,830	8,735	8,829	8,722
Diluted average common shares outstanding	8,852	8,905	8,854	8,896

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2001 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Loss (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2000	8,705	$87	$60,771	$—	$34,832	$95,690

Net income	—	—	—	—	4,684	4,684

Other comprehensive loss
Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $290	—	—	—	(453)	—	(453)
Net loss on cashflow hedging instruments, net of tax of $512	—	—	—	(801)	—	(801)
Total comprehensive income						3,430

Shares issued	78	1	465	—	—	466

Balances at June 30, 2001	8,783	$88	$61,236	$(1,254)	$39,516	$99,586

Balances at December 31, 2001	8,826	$88	$61,532	$(1,815)	$41,776	$101,581

Net income	—	—	—	—	1,543	1,543

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $220	—	—	—	441	—	441
Total comprehensive income						1,984

Shares issued	4	—	23	—	—	23

Balances at June 30, 2002	8,830	$88	$61,555	$(1,374)	$43,319	$103,588

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Six Months Ended
		2002	2001
	Cash flows from operating activities:
	Net income	$1,543	$4,684
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	9,508	8,596
	Allowances and provisions	109	—
	Stock option compensation	—	162
	Loss on derivative instruments	35	—
	Gain on sale of leased equipment	(583)	(6,197)
	Loss on sale of discontinued operations	—	613
	Changes in assets and liabilities:
	Receivables	(800)	1,923
	Other assets	1,169	(235)
	Accounts payable and accrued expenses	(440)	1,196
	Deferred income taxes	868	4,783
	Residual share payable	—	190
	Unearned lease revenue	701	1,160
	Maintenance deposits	3,147	5,002
	Security deposits	589	217
	Net cash provided by operating activities	15,846	22,094
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	13,256	26,244
	Adjustment to proceeds from sale of discontinued operations	—	771
	Purchase of equipment held for operating lease	(14,412)	(84,912)
	Purchase of property, equipment and furnishings	(163)	(498)
	Investment at cost	—	(700)
	Principal payments received on direct finance lease	226	346
	Net cash used in investing activities	(1,093)	(58,749)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	7,361	94,191
	Debt issuance cost	(647)	(1,463)
	Purchase of derivative instruments	(789)	—
	Proceeds from issuance of common stock	23	304
	Principal payments on notes payable	(5,200)	(47,536)
	Net cash provided by financing activities	748	45,496
	Increase in cash and cash equivalents	15,501	8,841
	Cash and cash equivalents at beginning of period including restricted cash of $20,351 and $16,666 at December 31, 2001 and 2000, respectively	24,817	25,371
	Cash and cash equivalents at end of period including restricted cash of $25,929 and $25,359 at June 31, 2002 and 2001, respectively	$40,318	$34,212

	Supplemental disclosures of cash flow information:
Net cash paid for:	Interest	$8,663	$12,327
	Income Taxes	$11	$59

Supplementary disclosures of non-cash investing activities:

A liability of $12,270 was incurred in connection with the Company’s purchase of three engines.

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002, and December 31, 2001, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001.  The results of operations and cash flows for the period ended June 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2002.

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

3.              Commitments

The Company has two leases for its office space.  The annual lease rental commitment for the Sausalito, California premises is approximately $365,000 and the lease expires on May 31, 2003.  The Company also leases office space from its former parts subsidiary in San Diego, California.  This annual lease rental commitment is approximately $71,000 and the lease expires on November 30, 2002.

Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund not more than  an additional $1.5 million to the joint venture over the next three years.

4.              Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at June 30, 2002 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value is required at June 30, 2002.

5.              Discontinued Operations

In November 2000, the Company sold its membership interests in its engine maintenance, repair and testing joint venture with Chromalloy Gas Turbine Corporation, Pacific Gas Turbine Center LLC (“PGTC LLC”), and its aircraft parts and components subsidiary, Willis Aeronautical Services, Inc. (“WASI”), to SRT Group America.  SRT Group America is an affiliate of FlightTechnics, LLC, an entity that owns 15% of the Company’s common stock.

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

At December 31, 2001, there were 4 engines with a book value of $1.2 million classified as Net Assets of Discontinued Operations. As of January 1, 2002 these assets have been reclassified to Equipment held for operating lease. However, the Company has given notice of its intent to exercise its put options in respect of 2 of these engines which have a book value equal to the option price. At June 30, 2002, the sale was estimated to close in the third quarter.  The results of operations from these assets are included in continuing operations under the appropriate line items (previously disclosed as Discontinued Operations in 2001).

In the three and six months ended June 30, 2001, net losses from discontinued operations were $48,000 and $15,000 respectively.  In the three and six months ended June 30, 2001, the losses on disposal of discontinued operations were $558,000 and $770,000, respectively.

6.              Notes Payable

At June 30, 2002, notes payable consists of bank loans totaling $361.7 million payable over periods of 1 to 7 years with interest rates varying between approximately 3.8% and 8.6%.

At June 30, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of June 30, 2002, $11.8 million was available under this facility. The facility matures in May, 2004. The interest rate on this facility at June 30, 2002 is LIBOR plus 1.75%.

At June 30, 2002, the Company had a $190.0 million debt warehouse facility. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company. On May 3, 2002, this facility was renewed and is renewable annually. The revolving period was extended to February 3, 2003, to be followed, if not renewed at that time, by a five-year amortization period. At June 30, 2002, $6.3 million was available under this facility.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  At June 30, 2002, the interest rate was a commercial paper based rate plus a spread of 1.75%.

At June 30, 2002, the Company had a $25.6 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines transferred by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.

At June 30, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At June 30, 2002, the Company had $12.5 million available under this facility.

At June 30, 2002, LIBOR was 1.84% and the commercial paper rate was 2.04%. At June 30, 2001, the rates were 3.86% and 6.8%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2002 (dollars in thousands):

Year Ending December 31,

2002	$30,600
2003	30,527
2004	154,705
2005	61,091
2006	28,313
2007 and thereafter	56,472

$361,708

7.              Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WLFC Funding Corporation is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138).  At June 30, 2002, the Company was a party to interest rate swap agreements with notional outstanding amounts of $65.0 million, remaining terms of between 2 and 23 months and fixed rates of between 5.8% and 6.405%.  The fair value of these swaps at June 30, 2002, was negative $2.0 million and represented the estimated amount the Company would have to pay to terminate the swaps.  The Company purchased a number of forward- commencing interest rate caps, documented and designated as cash flow hedges, during the quarter. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing 2003 and rates capped at 5.5%

The Company reviews the effectiveness of the swaps on a quarterly basis and adjusts the fair value of the swaps through either Other Comprehensive Income and/or Earnings for the period.  For the six months ended June 30, 2002, the change in fair value of the swaps recorded to Other Comprehensive Income was $604,000 (net of tax of $312,000) and there was no change in fair value recognized in earnings. Interest expense for the three months ended June 30, 2002 and

2001, was increased due to the Company’s interest rate hedges by approximately $923,000 and $377,000, respectively. Interest expense for the six months ended June 30, 2002 and 2001 was increased due to the Company’s interest rate hedges by approximately $1.7 million and $427,000, respectively. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate swaps is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on earnings for the remainder of 2002 of a reduction in effectiveness at this time and it is the Company’s intention to hold the swaps until their maturity.

The Company reviews the fair value of the forward-commencing caps quarterly and changes to the fair value are recorded in Other Comprehensive Income and/or Earnings. Approximately $163,000 (net of tax of $92,000) was recorded to Other Comprehensive Income during the quarter ended June 30, 2002, due to changes in the fair value attributable to the effective portion of the caps.  Approximately $35,000 was charged to Interest Expense during the quarter ended June 30, 2002 due to the change in fair value attributable to the ineffective portion of the caps. At June 30, 2002, the fair value of the caps was positive $499,000.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Leasing Related Activities: Revenue from leasing of equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements.  Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue.  The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts.  The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances.  In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues. The vast majority of the Company’s leases are accounted for as operating leases.  Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

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

Asset Valuation: The Company regularly reviews its portfolio of equipment for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Such review necessitates estimates of future cash flows over the useful life of the asset including residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of equipment that is a long-lived asset may not be recoverable.  Recoverability of equipment is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the equipment is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the equipment exceeds it fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001:

Leasing Related Activities.  Lease related revenue for continuing operations for the quarter ended June 30, 2002 decreased 13% to $13.6 million from $15.6 million for the comparable period in 2001.  This decrease mainly reflects an increased amount of equipment off-lease, offset by an increase in the  lease portfolio. At June 30, 2002 and 2001, respectively, approximately 20% and 7% of equipment by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2002 and 2001 was $500.9 million and $473.3 million, respectively.

During the quarter ended June 30, 2002, one engine from the lease portfolio was sold, and a loss of $0.2 million was realized. During the quarter ended June 30, 2002, the Company added $23.4 million of equipment and capitalizable costs to its lease portfolio.

During the quarter ended June 30, 2001, 7 engines were added to the Company’s lease portfolio at a cost of $43.0 million.  The Company sold two engines to third parties from the lease portfolio.  The engines sold had a net book value of $9.6 million and realized a gain of $3.6 million.

Depreciation Expense.  Depreciation expense for continuing operations increased 8% to $4.8 million for the quarter ended June 30, 2002 from the comparable period in 2001 mainly due to the increase in the lease portfolio and the reclassification of engines previously disclosed as discontinued operations.

General and Administrative Expenses.  General and administrative expenses decreased 16% to $3.1 million for the quarter ended June 30, 2002, from the comparable period in 2001 mainly due to decreased staffing and marketing costs.

Net interest and finance costs.  Overall, net interest and finance costs, which comprises interest expense, residual sharing expense and interest income, decreased 26% to $4.6 million for the quarter ended June 30, 2002 from the comparable period in 2001. Interest expense decreased 26% to $4.8 million for the quarter ended June 30, 2002 from the comparable period in 2001, due to a decrease in interest rates, partially offset by an increase in average debt. Residual sharing expense related to debt was $0.0 million for the quarter ended June 30, 2002 compared with $0.1 million for the same period in 2001.  There were no residual sharing arrangements applicable to the Company’s engines as of June 30, 2002 (in 2001, two engines were subject to residual sharing arrangements).  Interest income for the quarter ended June 30, 2002 was $0.1 million compared to $0.3 million for the comparable period in 2001 due mainly to the reduction in interest rates.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for continuing operations for the quarter ended June 30, 2002 was $0.3 million compared to $1.9 million for the comparable period in 2001. The effective tax rate for the quarters ended June 30, 2002 and 2001 was 36% and 39%, respectively due to the Company’s election, in the fourth quarter of 2001, for Extraterritorial Income Exclusion relief relating to certain qualifying assets.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001:

Leasing Related Activities.  Lease related revenue for continuing operations for the six months ended June 30, 2002 decreased 10% to $27.2 million from $30.1 million for the comparable period in 2001.  This decrease mainly reflects an increased amount of equipment off-lease, offset by an increase in the  lease portfolio. At June 30, 2002 and 2001, respectively, approximately 20% and 7% of equipment by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2002 and 2001 was $500.9 million and $473.3 million, respectively.

During the six months ended June 30, 2002, three engines from the lease portfolio were sold.  The engines sold had a total net book value of $12.7 million and realized a gain of $0.6 million. During the six months ended June 30, 2002, the Company added $26.7 million of equipment and capitalizable costs to its lease portfolio.

During the six months ended June 30, 2001, 15 engines were added to the Company’s lease portfolio at a cost of $84.9 million.  The Company sold 4 engines from the lease portfolio to third parties.  The engines sold had a net book value of $20.0 million and realized a gain of $6.2 million.

Depreciation Expense.  Depreciation expense for continuing operations increased 18% to $9.5 million for the six months ended June 30, 2002 from the comparable period in 2001 mainly due to the increase in the lease portfolio and the reclassification of engines previously disclosed as discontinued operations.

General and Administrative Expenses.  General and administrative expenses decreased 1% to $6.8 million for the six months ended June 30, 2002, from the comparable period in 2001.

Net interest and finance costs.  Overall, net interest and finance costs, which comprises interest expense, residual sharing expense and interest income, decreased 27% to $9.1 million for the six months ended June 30, 2002 from the comparable period in 2001. Interest expense decreased 27% to $9.3 million for the six months ended June 30, 2002 from the comparable period in 2001, due to a decrease in interest rates, partially offset by an increase in average debt. Residual sharing expense related to debt was $0.0 million for the six months ended June 30, 2002 compared with $0.2 million for the same period in 2001.  There were no residual sharing arrangements applicable to the Company’s engines as of June 30, 2002 (in 2001, two engines were subject to residual sharing arrangements).  Interest income for the six months ended June 30, 2002 was $0.2 million compared to $0.5 million for the comparable period in 2001 due mainly to the reduction in interest rates.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for continuing operations for the six months ended June 30, 2002 was $0.9 million compared to $3.5 million for the comparable period in 2001. The effective tax rate for the six months ended June 30, 2002 and 2001 was 36% and 39%, respectively due to the Company’s election, in the fourth quarter of 2001, for Extraterritorial Income Exclusion relief relating to certain qualifying assets.

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

The Company did not undertake any transactions during the quarter ended June 30, 2002, nor has any assets that are affected by any of these Statements.

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

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement became effective from January 1, 2002. The Company does not believe its adoption will materially change the way the Company has reviewed and calculated asset impairment charges from Statement 121.  During the quarter ended June 30, 2002, as a result of its review, the Company recorded impairment charges of $154,000 (recorded under Depreciation in the Income Statement).

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $7.4 million and $94.2 million, in the six-month periods ended June 30, 2002 and 2001, respectively, was derived from borrowings.  Cash flow from operating activities provided $15.8 million and $22.1 million in the six-month periods ended June 30, 2002 and 2001, respectively.  In these same time periods, $5.2 million and $47.5 million, respectively, of cash was used to repay debt.

The Company’s primary use of funds is for the purchase of equipment for lease and other aircraft equipment.  Approximately $14.4 million (including capitalized costs) and $84.9 million (including capitalized costs) of funds were used for these purposes in the six-month periods ended June 30, 2002 and 2001, respectively.  An additional unpaid liability   of $12.3 million was also incurred for the purchase of 3 engines.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has also decreased with approximately 20%, by book value, of the Company’s assets off-lease at June 30, 2002, compared to approximately 7% at June 30, 2001.  Further decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, will have a negative impact on earnings and cash flows from operations.  It is possible in the short-term that utilization may decrease.

At June 30, 2002, notes payable consists of bank loans totaling $361.7 million payable over periods of 1 to 7 years with current interest rates varying between approximately 3.8% and 8.6%.

At June 30, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of June 30, 2002, $11.8 million was available under this facility. The facility matures in May, 2004. The interest rate on this facility at June 30, 2002 is LIBOR plus 1.75%.

At June 30, 2002, the Company had a $190.0 million debt warehouse facility. The facility is available to a wholly-owned special purpose finance subsidiary of the Company, WLFC Funding Corporation, for the financing of jet aircraft engines acquired by or transferred to such finance subsidiary by the Company. On May 3, 2002, this facility was renewed and is renewable annually. The revolving period was extended to February 3, 2003, to be followed, if not renewed at that time, by a five year amortization period.  This facility’s structure facilitates public or private securitized note issuances by the special purpose finance subsidiary.  The subsidiary is consolidated for financial statement presentation purposes.  The Company has guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations.  At June 30, 2002, $6.3 million was available under this facility.  At June 30, 2002, the interest rate was a commercial paper based rate plus a spread of 1.75%.

At June 30, 2002, the Company had a $25.6 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines transferred by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.

At June 30, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. At June 30, 2002, the Company had $12.5 million available under this facility.

At June 30, 2002, LIBOR was 1.84% and the commercial paper rate was 2.04%. At June 30, 2001, the rates were 3.86% and 6.8%, respectively.

Approximately $30.6 million of the Company’s debt is repayable during 2002.  Such repayments consist of scheduled installments due under term loans.   The table below summarizes the Company’s contractual commitments at June 30, 2002.

Contractual Payments Due (in thousands)

	Six months ending,	Twelve months ending,
		December 31,
Contractual Obligation	2002	2003	2004	2005	2006	Thereafter	Total
Debt	$30,600	30,527	154,705	61,091	28,313	56,472	$361,708
Operating leases on Company premises	$217	152	—	—	—	—	$369

Approximately $315 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 100% of an engine purchase price and between 50% to 80% of an aircraft or spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase. The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  At June 30, 2002, the Company was in compliance with all covenants.

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

Management of Interest Rate Exposure

At June 30, 2002, $346.2 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or the commercial paper rate.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $65.0 million, with remaining terms of between 2 and 23 months and fixed rates of between 5.8% and 6.405%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates commencing in 2003 and rates capped at 5.5%.

Interest expense for the three-month period ended June 30, 2002, was increased due to the Company’s interest rate hedges by approximately $958,000 compared to $377,000 in the comparable period in 2001.  For the six months ended June 30, 2002 and 2001, interest expense has increased due to the hedges by $1.7 million and $427,000, respectively. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the next several months.

Related Party and Similar Transactions

The Company continues to use PGTC LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sells engines to avioserv. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices.  The Company  notified avioserv of its intention in January, 2002 to exercise put options with respect to two engines and intends to close the puts during the third quarter. The Company also leases office space from avioserv with the lease term expiring November 30, 2002.

The Company entered into a business cooperation period with Flightlease and SRT ending on November 30, 2003 by which Flightlease and SRT have price discounts and lowest price guarantees on short-term and long-term engine leases from the Company.  Flightlease and SRT in turn will provide the Company with access to spare engines, will promote the Company’s engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and Flightlease’s and SRT’s other business partners.  Flightlease and SRT are members of FlightTechnics, LLC, an entity that owns 15% of the Company’s common stock, however Flightlease is currently in liquidation.  During the three and six months ended June 30, 2002 and 2001, respectively, there were no transactions initiated by either party under the cooperation agreement.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v)  downturns in the air transportation industry, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

The Company’s future operating results may be adversely impacted by the continuing effects of the terrorist attacks on September 11, 2001, and the worldwide economic slowdown that began last year.  Airlines are facing various increased costs, and at the same time many continue to suffer from reduction in demand by air travelers that have led to various cutbacks in services and even several bankruptcies.  This has had some effects on the Company, and may continue to negatively impact the Company.  Some of the impacts on the Company’s business include the following: (i) financing sources may be less willing to lend additional money to the Company because of the uncertainty currently surrounding the airline industry, (ii) the Company’s equipment utilization levels may further decrease whilst demand remains uncertain, (iii) the Company may be subject to payment delays from its customers, (iv) prices that the Company receives for sales of engines could be negatively impacted, or the Company may be unable to sell engines at prices that it deems acceptable, as the demand for certain spare engines may decrease, and (v) values of engines retained in the portfolio may be negatively impacted.  Because of the foregoing risks and the uncertainties surrounding the airline industry the Company cannot forecast with any degree of accuracy what the future impacts on it will be.

SR Technics, the Company’s largest customer, is for sale following the bankruptcy of its parent in 2001, and is presently attempting to locate additional investors to ensure its long-term future through a new ownership structure.  Whilst the Company faces various risks if SR Technics’ financial condition deteriorates (as outlined in other sections of this report), it has remained current on all its obligations to the Company.  SR Technics leases five engines with a book value of approximately $41 million from the Company with lease terms expiring in up to eight years.

On July 30, 2002, Vanguard Airlines, a lessee that leased 3 engines with a book value of approximately $10.0 million, on short-term leases, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It has suspended all scheduled flights indefinitely. As a result of this announcement the Company potentially faces a variety of risks and possible costs, outlined elsewhere in this section, associated with recovering engines from a bankrupt customer and remarketing “off-lease” engines.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations.  In the United States where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), creditors are automatically stayed from enforcing their rights.  In the case of United States certified airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

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

For the six months ended June 30, 2002, 83% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $2.6 million per annum (in 2001, the effect would have been $3.0 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (net of hedges), respectively, in interest expense of $5.1 million per annum (in 2001, the effect would have been $6.0 million). The foregoing effect of interest rate changes, net of interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During the six month period ended June 30, 2002, 83% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2002

Willis Lease Finance Corporation

By:	/s/ Donald A. Nunemaker

Donald A. Nunemaker
Chief Operating Officer

/s/ Andrew Stokes

Andrew Stokes
Chief Accounting Officer

PART II - OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

At the May 22, 2002 Annual Meeting of Shareholders of Willis Lease Finance Corporation, the following matter was voted upon:

Description	Votes
Election of Class I Directors

Hans Jorg Hunziker	8,355,945	For
	51,825	Against

William M. LeRoy	8,355,945	For
	51,825	Against

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibits

Exhibit Number	Description
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

Exhibit Number	Description
10.3

Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2000.

10.4

Separation Agreement dated February 28, 2002 between the Company and Nicholas J. Novasic. Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended March 31, 2002.

10.5	Employment contract between the Company and Monica J. Burke dated June 21, 2002.

10.6*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.7	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999.Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.8*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.9*

Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York.  Incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.10	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 22, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.

10.11*	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.*

10.12	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

10.13

Investment Agreement, dated as of November 7, 2000, by and among the Company, FlightTechnics LLC, Flightlease AG, SR Technics Group and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed on November 13, 2000.

10.14

Membership Interest Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 8-K filed on November 13, 2000.

10.15

Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K filed on November 13, 2000.

Exhibit Number	Description
10.16*

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

10.18	Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.19*	Third Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.20

Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001. Incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.21*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.22*

Credit Agreement dated September 21, 2001 between Willis Lease Finance Corporation and ABB Credit Finance AB (publ.). Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.23*	Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement dated May 3, 2002.

10.24*	Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation.

11.1	Statement regarding computation of per share earnings.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)                                 Reports on Form 8-K

None