Form 10-Q
period 2002-09-30
WILLIS LEASE FINANCE CORP
filed 2002-11-15
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 5, 2002
Common Stock, $0.01 Par Value	8,833,978

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2002	December 31, 2002
ASSETS
Cash and cash equivalents including restricted cash of $22,339 and $20,351 at September 30, 2002 and December 31, 2001, respectively	$30,038	$24,817
Equipment held for operating lease, less accumulated depreciation of $54,073 and $40,097 at September 30, 2002 and December 31, 2001, respectively	496,495	488,042
Net investment in direct finance lease	6,955	7,299
Operating lease related receivable, net of allowances of $303 and $175 at September 30, 2002 and December 31, 2001, respectively	2,701	2,488
Net assets of discontinued operations	—	1,130
Investments	1,480	1,480
Assets under derivative instruments	304	—
Other assets	8,943	7,197
Total assets	$546,916	$532,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,061	$4,450
Liabilities under derivative instruments	1,948	2,906
Deferred income taxes	23,898	22,804
Notes payable	368,339	359,547
Maintenance reserves	34,846	31,761
Security deposits	3,805	3,496
Unearned lease revenue	6,456	5,908
Total liabilities	443,353	430,872

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,833,978 and 8,825,953 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively)	88	88
Paid-in capital in excess of par	61,572	61,532
Accumulated other comprehensive loss, net of tax of $885 and $1,091 as of September 30, 2002 and December 31, 2001, respectively	(1,449)	(1,815)
Retained earnings	43,352	41,776
Total shareholders’ equity	103,563	101,581

Total liabilities and shareholders’ equity	$546,916	$532,453

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE
Lease revenue	$14,005	$15,806	$41,182	$45,933
(Loss)/gain on sale of leased equipment	—	394	583	6,591
Total revenue	14,005	16,200	41,765	52,524

EXPENSES
Depreciation expense	5,017	4,255	14,525	12,316
General and administrative	3,611	3,331	10,389	10,210
Total expenses	8,628	7,586	24,914	22,526

Earnings from operations	5,377	8,614	16,851	29,998

Interest expense	5,432	5,767	14,730	18,521
Interest income	(107)	(233)	(342)	(757)
Residual share	—	204	—	393
Net interest and finance costs	5,325	5,738	14,388	18,157

Income from continuing operations before income taxes	52	2,876	2,463	11,841
Income taxes	(19)	(1,121)	(887)	(4,618)
Income from continuing operations	33	1,755	1,576	7,223

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense of $29 and $19 for three and nine months ended September 30, 2001, respectively)	—	45	—	30

Loss on disposal of discontinued operations (net of income tax benefit of $493 for nine months ended September 30, 2001)	—	—	—	(770)
	—	45	—	(740)

Net income	$33	$1,800	$1,576	$6,483

Basic earnings per common share:
Income from continuing operations	$0.00	$0.20	$0.18	$0.83
Discontinued operations	—	—	—	(0.09)
Net income	$0.00	$0.20	$0.18	$0.74

Diluted earnings per common share:
Income from continuing operations	$0.00	$0.20	$0.18	$0.81
Discontinued operations	—	—	—	(0.08)
Net income	$0.00	$0.20	$0.18	$0.73

Average common shares outstanding	8,832	8,812	8,830	8,752
Diluted average common shares outstanding	8,841	8,954	8,848	8,915

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2001 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Loss (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2000	8,705	$87	$60,771	$—	$34,832	$95,690

Net income	—	—	—	—	6,483	6,483

Other comprehensive loss
Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $290	—	—	—	(453)	—	(453)
Net loss on cashflow hedging instruments, net of tax of $1,093	—	—	—	(1,711)	—	(1,711)
Total comprehensive income						4,319

Shares issued	121	1	671	—	—	672

Balances at September 30, 2001	8,826	$88	$61,442	$(2,164)	$41,315	$100,681

Balances at December 31, 2001	8,826	$88	$61,532	$(1,815)	$41,776	$101,581

Net income	—	—	—	—	1,576	1,576

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $206	—	—	—	366	—	366
Total comprehensive income						1,942

Shares issued	8	—	40	—	—	40

Balances at September 30, 2002	8,834	$88	$61,572	$(1,449)	$43,352	$103,563

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Nine Months Ended
		2002	2001
	Cash flows from operating activities:
	Net income	$1,576	$6,483
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	14,525	12,864
	Allowances and provisions	128	—
	Stock option compensation	—	162
	Loss on derivative instruments	99	—
	Gain on sale of leased equipment	(583)	(6,591)
	Loss on sale of discontinued operations	—	613
	Write off of deferred costs	781	—
	Changes in assets and liabilities:
	Receivables	(301)	1,850
	Other assets	812	(114)
	Accounts payable and accrued expenses	(404)	10,508
	Deferred income taxes	887	5,934
	Residual share payable	—	(2,598)
	Maintenance deposits	3,085	7,678
	Security deposits	296	351
	Unearned lease revenue	437	20
	Net cash provided by operating activities	21,338	37,160
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	13,344	28,692
	Adjustment to proceeds from sale of discontinued operations	—	771
	Purchase of equipment held for operating lease	(35,805)	(107,461)
	Purchase of property, equipment and furnishings	(207)	(632)
	Investment at cost	—	(700)
	Principal payments received on direct finance lease	345	492
	Net cash used in investing activities	(22,323)	(78,838)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	33,368	129,801
	Debt issuance cost	(1,837)	(1,898)
	Purchase of derivative instruments	(789)	—
	Proceeds from issuance of common stock	40	510
	Principal payments on notes payable	(24,576)	(80,522)
	Net cash provided by financing activities	6,206	47,891
	Increase in cash and cash equivalents	5,221	6,213
	Cash and cash equivalents at beginning of period including restricted cash of $20,351 and $16,666 at December 31, 2001 and 2000, respectively	24,817	25,371
	Cash and cash equivalents at end of period including restricted cash of $22,339 and $25,359 at September 30, 2002 and 2001, respectively	$30,038	$31,584

	Supplemental disclosures of cash flow information:
Net cash paid for:	Interest	$13,245	$17,661
	Income Taxes	$11	$59

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002, and December 31, 2001, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001.  The results of operations and cash flows for the period ended September 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2002.

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

3.              Commitments

The Company has two leases for its office space.  The annual lease rental commitment for the Sausalito, California premises is approximately $365,000 and the lease expires on May 31, 2003.  The Company also leases office space from its former parts subsidiary in San Diego, California.  This annual lease rental commitment is approximately $71,000 and the lease expires on November 30, 2002, negotiations are in process for a lease extension for a further year.

Under the terms of the Sichuan Snecma joint venture (see note 4 below), the Company is committed to fund not more than an additional $1.5 million to the joint venture over the next three years.

The Company has committed to purchase an engine and engine equipment totaling approximately $6.7 million during the fourth quarter of 2002.

4.              Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at September 30, 2002 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value is required at September 30, 2002.

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

At December 31, 2001, there were 4 engines with a book value of $1.2 million classified as Net Assets of Discontinued Operations. As of January 1, 2002 these assets have been reclassified to Equipment held for operating lease. However, the Company has given notice of its intent to exercise its put options in respect of 2 of these engines, which have a book value equal to the option price. At September 30, 2002, the sale was scheduled to close in the fourth quarter.  The results of operations from these assets are included in continuing operations under the appropriate line items (previously disclosed as Discontinued Operations in 2001).

In the three and nine months ended September 30, 2001, net income from discontinued operations were $45,000 and $30,000 respectively.  In the three and nine months ended September 30, 2001, the losses on disposal of discontinued operations were $0 and $770,000, respectively.

6.              Notes Payable

At September 30, 2002, notes payable consists of bank loans totaling $368.3 million payable over periods of 1 to 10 years with interest rates varying between approximately 3.8% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At September 30, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of September 30, 2002, $22.7 million was available under this facility. The facility matures in May, 2004. The interest rate on this facility at September 30, 2002 is LIBOR plus 2.00%.

During the quarter ended September 30, 2002, the Company replaced its $190.0 million debt warehouse facility with a $200.0 million debt warehouse facility on similar terms but with a different group of lenders. A wholly-owned special purpose entity, Willis Engine Funding LLC was created for the financing of jet aircraft engines acquired by such finance subsidiary from the Company. The facility has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period. The facility’s structure is designed to facilitate public or private securitized notes issuances by the special purpose finance subsidiary. The facility notes are divided into $180.0 million Class A notes and $20.0 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee is $20.0 million. At September 30, 2002, the guarantee is approximately $19.0 million.  The assets of Willis Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates. The subsidiary is consolidated for financial statement presentation purposes.

At September 30, 2002, $10.0 million is available under the Facility. Interest on the Class A note is a commercial paper rate plus a weighted average spread of approximately 1.41%.  Interest on the Class B Note is LIBOR + 4.01%.

At September 30, 2002, the Company had a $25.1 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.

At September 30, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. The facility is fully drawn.

At September 30, 2002, LIBOR was 1.81% and the commercial paper rate was approximately 1.69%. At September 30, 2001, the rates were approximately 2.63% and 3.67%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2002 (dollars in thousands):

Year Ending December 31,

2002	$5,462
2003	7,738
2004	126,917
2005	47,564
2006	23,288
2007 and thereafter	157,370

$368,339

7.              Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, Willis Engine Funding LLC is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138).  At September 30, 2002, the Company was a party to interest rate swap agreements with notional outstanding amounts of $50.0 million, remaining terms of between 1 and 20 months and fixed rates of between 5.8% and 6.405%.  The fair value of these swaps at September 30, 2002, was negative $1.9 million and represented the estimated amount the Company would have to pay to terminate the swaps.  The Company purchased a number of forward-commencing interest rate caps, documented and designated as cash flow hedges, during the second quarter of 2002. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing in 2003 and rates capped at 5.5%. At September 30, 2002, the fair value of the caps was positive $304,000.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Loss and/or Earnings for the period.  For the nine months ended September 30, 2002, the change in fair value of the interest rate hedges recorded to Other Comprehensive Loss was $0.4 million (net of tax of $0.2 million) and approximately $0.1 million change in fair value recognized in earnings. For the nine months ended September 30, 2001, the change in fair value of the interest rate hedges recorded to Other Comprehensive Loss was $1.7 million (net of tax of $1.1 million) and on January 1, 2001, upon adoption of Statement SFAS 133, a transition adjustment of $0.5 million (net of tax of $0.3 million) was also recorded to Other Comprehensive Loss. Interest expense for the three months ended September 30, 2002 and 2001, was increased due to the Company’s interest rate hedges by approximately $0.7 million and $0.6 million, respectively. Interest expense for the nine months ended September 30, 2002 and 2001 was increased due to the Company’s interest rate hedges by approximately $2.4 million and $1.0 million, respectively. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate hedges is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on earnings for the remainder of 2002 of a reduction in effectiveness at this time and it is the Company’s intention to hold the interest rate hedges until their maturity.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At the commencement of a lease, the Company often collects security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an on-going basis, maintenance reserves from the lessee based on the creditworthiness of the lessee. The security deposit is returned to the lessee after all lease obligations have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repair associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent on the financial condition of the lessee.

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

Asset Valuation: The Company regularly reviews its portfolio of equipment for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Such review necessitates estimates of future cash flows over the useful life of the asset including residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of equipment that is a long-lived asset may not be recoverable.  Recoverability of equipment is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the equipment is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the equipment exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001:

Leasing Related Activities.  Lease related revenue from continuing operations for the quarter ended September 30, 2002 decreased 11% to $14.0 million from $15.8 million for the comparable period in 2001.  This decrease mainly reflects an increased amount of equipment off-lease and reduced average lease rate factors, partially offset by an increase in the lease portfolio. At September 30, 2002 and 2001, respectively, approximately 14% and 10% of equipment by book value were off-lease due mainly to the downturn in the aviation industry.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2002 and 2001 was $503.5 million and $489.4 million, respectively.

During the quarter ended September 30, 2002, the Company added $9.1 million of equipment and capitalizable costs to its lease portfolio.

During the quarter ended September 30, 2001, 2 engines were added to the Company’s lease portfolio at a cost of $22.5 million.  The Company sold one engine to a third party from the lease portfolio.  The engine sold had a net book value of $2.1 million and realized a gain of $0.4 million.

Depreciation Expense.  Depreciation expense increased 18% to $5.0 million for the quarter ended September 30, 2002 from the comparable period in 2001, mainly due to the increase in the lease portfolio, accelerated depreciation on certain engine types, and the reclassification of engines previously disclosed as discontinued operations.

General and Administrative Expenses.  General and administrative expenses increased 8% to $3.6 million for the quarter ended September 30, 2002, from the comparable period in 2001, mainly due to increased legal and consulting costs including $0.1 million of deferred costs written off on repayment of the prior warehouse credit facility.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense, residual sharing expense and interest income, decreased 7% to $5.3 million for the quarter ended September 30, 2002 from the comparable period in 2001. Interest expense decreased 6% to $5.4 million for the quarter ended September 30, 2002 from the comparable period in 2001, due to a decrease in interest rates, partially offset by an increase in average debt and approximately $0.7 million in deferred loan fees written off on repayment of the prior warehouse credit facility. Residual sharing expense related to debt was zero for the quarter ended September 30, 2002 compared with $0.2 million for the same period in 2001.  There were no residual sharing arrangements applicable to the Company’s engines as of September 30, 2002 (in 2001, one engine was subject to a residual sharing arrangement).  Interest income for the quarter ended September 30, 2002 was $0.1 million compared to $0.2 million for the comparable period in 2001 due mainly to the reduction in interest rates.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for continuing operations for the quarter ended September 30, 2002 was $0 compared to $1.1 million for the comparable period in 2001 due mainly to lower pre-tax income. The effective tax rates for the quarters ended September 30, 2002 and 2001 were 36% and 39%, respectively, due to the Company’s election, in the fourth quarter of 2001, for Extraterritorial Income Exclusion relief relating to certain qualifying assets.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

Leasing Related Activities.  Lease related revenue from continuing operations for the nine months ended September 30, 2002 decreased 10% to $41.2 million from $45.9 million for the comparable period in 2001.  This decrease mainly reflects an increased amount of equipment off-lease and reduced average lease rate factors, offset by an increase in the lease portfolio. At September 30, 2002 and 2001, respectively, approximately 14% and 10% of equipment by book value were off-lease due mainly to the downturn in the aviation industry.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2002 and 2001 was $503.5 million and $489.4 million, respectively.

During the nine months ended September 30, 2002, three engines from the lease portfolio were sold.  The engines sold had a total net book value of $12.7 million and realized a gain of $0.6 million. During the nine months ended September 30, 2002, the Company added $35.8 million of equipment and capitalizable costs to its lease portfolio.

During the nine months ended September 30, 2001, 17 engines were added to the Company’s lease portfolio at a cost of $107.5 million which includes capitalized costs.  The Company sold 5 engines from the lease portfolio to third parties.  The engines sold had a net book value of $22.1 million and realized a gain of $6.6 million.

Depreciation Expense.  Depreciation expense increased 18% to $14.5 million for the nine months ended September 30, 2002 from the comparable period in 2001, mainly due to the increase in the lease portfolio, accelerated depreciation on certain engine types, and the reclassification of engines previously disclosed as discontinued operations.

General and Administrative Expenses.  General and administrative expenses increased 2% to $10.4 million for the nine months ended September 30, 2002, from the comparable period in 2001 mainly due to increased insurance and legal fees offset by reduced staffing and marketing costs.

Net interest and finance costs.  Overall, net interest and finance costs, which comprises interest expense, residual sharing expense and interest income, decreased 21% to $14.4 million for the nine months ended September 30, 2002 from the comparable period in 2001. Interest expense decreased 20% to $14.7 million for the nine months ended September 30, 2002 from the comparable period in 2001, due to a decrease in interest rates, partially offset by an increase in average debt and approximately $0.7 million in deferred loan fees written off on repayment of the prior warehouse credit facility. Residual sharing expense related to debt was zero for the nine months ended September 30, 2002 compared with $0.4 million for the same period in 2001.  There were no residual sharing arrangements applicable to the Company’s engines as of September 30, 2002 (in 2001, one engine was subject to a residual sharing arrangement).  Interest income for the nine months ended September 30, 2002 was $0.3 million compared to $0.8 million for the comparable period in 2001 due mainly to the reduction in interest rates.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for continuing operations for the nine months ended September 30, 2002 was $0.9 million compared to $4.6 million for the comparable period in 2001 mainly due to lower pre-tax income. The effective tax rates for the nine months ended September 30, 2002 and 2001 were 36% and 39%, respectively due to the Company’s election, in the fourth quarter of 2001, for Extraterritorial Income Exclusion relief relating to certain qualifying assets.

Accounting Pronouncements

In June 2001, FASB issued SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 143 “Accounting for Asset Retirement Obligations.”  Statement 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  Under Statement 141, all business combinations are to be accounted for using one method, the purchase method.  The provisions of Statement 141 apply to all business combinations instituted after September 30, 2001.

Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.”  Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for on their acquisition and also how they should be accounted for after they have been initially recognized.  The provisions of Statement 142 became effective beginning January 1, 2002, except for goodwill and intangible assets acquired after September 30, 2001 which became immediately subject to the non-amortization and amortization provisions of the Statement. Statement 142 requires that goodwill and all identifiable intangible assets that have an indeterminable life be recognized as assets but not amortized. These assets will be assessed for impairment annually.

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

The Company did not undertake any transactions during the quarter ended September 30, 2002, nor has any assets that are affected by any of these Statements.

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

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement became effective from January 1, 2002. The adoption of this Statement will not materially change the way the Company reviews and calculates asset impairment charges.  During the nine months ended September 30, 2002, as a result of its review, the Company recorded impairment charges of $154,000 (recorded under Depreciation in the Income Statement).  No charge was made during the quarter ended September 30, 2002.

In April 2002, FASB issued SFAS 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.”  This Statement rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt,” Statement 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” and Statement 44, “Accounting for Intangible Assets of Motor Carriers” and amends Statement 13, “Accounting for Leases.”  Statement 44 was issued to cover accounting for the transition to the Motor Carrier Act of 1980, which, having been completed, renders the Statement unnecessary.  As a result of rescission of Statements 4 and 64, gains or losses on extinguishment of debt should be classified as Extraordinary Items only if they meet the criteria in ABP Opinion 30, “Reporting the Results of Operations.”  The amendments to Statement 13 are to improve consistency between accounting for sale-leaseback transactions and transactions that have similar economic effects as sale-leaseback transactions.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The Company has not undertaken any transactions that are affected by Statements 145 and 146.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $33.4 million and $129.8 million, in the nine-month periods ended September 30, 2002 and 2001, respectively, was derived from borrowings.  Cash flow from operating activities provided $21.3 million and $35.3 million in the nine-month periods ended September 30, 2002 and 2001, respectively.  In these same time periods, $24.6 million and $80.5 million, respectively, of cash was used to repay debt.

The Company’s primary use of funds is for the purchase of equipment for lease.  Approximately $35.8 million (including capitalized costs) and $107.5 million (including capitalized costs) of funds were used for these purposes in the nine-month periods ended September 30, 2002 and 2001, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has also decreased with approximately 14%, by book value, of the Company’s assets off-lease at September 30, 2002, compared to approximately 10% at September 30, 2001.  Further decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would  have a negative impact on earnings and cash flows from operations.  It is possible in the short-term that utilization may decrease.

At September 30, 2002, notes payable consists of bank loans totaling $368.3 million payable over periods of 1 to 10 years with current interest rates varying between approximately 3.8% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At September 30, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines, aircraft and spare parts for lease as well as for general working capital purposes.  As of September 30, 2002, $22.7 million was available under this facility. The facility matures in May, 2004. The interest rate on this facility at September 30, 2002 is LIBOR plus 2.00%.

During the quarter ended September 30, 2002, the Company replaced its $190.0 million debt warehouse facility with a $200.0 million debt warehouse facility on similar terms but with a different group of lenders. A wholly-owned special purpose entity, Willis Engine Funding LLC was created for the financing of jet aircraft engines acquired by such finance subsidiary from the Company. The facility has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period. The facility’s structure is designed to facilitate public or private securitized notes issuances by the special purpose finance subsidiary. The facility notes are divided into $180.0 million Class A notes and $20.0 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee is $20.0 million. At September 30, 2002 the guarantee is approximately $19.0 million. The assets of Willis Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The subsidiary is consolidated for financial statement presentation purposes.

At September 30, 2002, $10.0 million is available under the Facility. Interest on the Class A note is a commercial paper rate plus a weighted average spread of approximately 1.41%. Interest on the Class B Note is LIBOR + 4.01%

At September 30, 2002, the Company had a $25.1 million term loan facility available to a wholly-owned consolidated special purpose subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.

At September 30, 2002, the Company had a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrue interest at a rate of LIBOR plus 2.00% per annum and are secured by specific engines and leases pledged to the lender.  The facility has a 12-month revolving period which may be renewed annually by agreement between the Company and the lender.  Borrowings under the facility have maturities that coincide with the maturities of the individual leases serving as collateral. The facility is fully drawn.

At September 30, 2002, LIBOR was 1.81% and the commercial paper rate was approximately 1.69%. At September 30, 2001, the rates were 2.63% and 3.67%, respectively.

Approximately $5.5 million of the Company’s debt is repayable during the remainder of 2002.  Such repayments consist of scheduled installments due under term loans.  The table below summarizes the Company’s contractual commitments at September 30, 2002.

Contractual Payments Due (in thousands)

	Three months ending,	Twelve months ending,
		December 31,
Contractual Obligation	2002	2003	2004	2005	2006	Thereafter	Total
Debt	$5,462	7,738	126,917	47,564	23,288	157,370	$368,339
Operating leases on Company premises	$103	152	—	—	—	—	$255

Approximately $352 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 100% of an engine purchase price and between 50% to 80% of an aircraft or spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase. The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  At September 30, 2002, the Company was in compliance with all covenants, except trailing four-quarter interest coverage due in large part to the write-off of fees associated with the refinancing of the warehouse credit facility and also due to lower net income during the measurement period. A waiver from complying with this covenant was obtained from the respective banks.

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

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in either the level of internally generated funds, that could result if portfolio utilization rates decrease, or the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2002, $354 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $50.0 million, with remaining terms of between 1 and 20 months and fixed rates of between 5.8% and 6.405%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates commencing in 2003 and rates capped at 5.5%.

Interest expense for the three-month period ended September 30, 2002, was increased due to the Company’s interest rate hedges by approximately $0.7 million compared to $0.6 million in the comparable period in 2001.  For the nine months ended September 30, 2002 and 2001, interest expense was increased due to the hedges by $2.4 million and $1.0 million, respectively. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the next several months.

Related Party and Similar Transactions

The Company continues to use PGTC LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sells engines to avioserv. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices.  The Company notified avioserv of its intention in January, 2002 to exercise put options with respect to two engines and expects to close the puts during the fourth quarter of 2002. The Company also leases office space from avioserv with the lease term expiring November 30, 2002, negotiations are in process for a lease extension for a further year.

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) ending on November 30, 2003, however Flightlease is now in liquidation.  Under the agreement, SRT has price discounts and lowest price guarantees on short-term and long-term engine leases from the Company.  SRT in turn will provide the Company with access to spare engines, will promote the Company’s engine leasing efforts and the development of other products, and will facilitate business opportunities among the Company and SRT’s other business partners.  Flightlease and SRT are members of FlightTechnics, LLC, an entity that owns 15% of the Company’s common stock.  During the three and nine months ended September 30, 2002 and 2001, respectively, there were no transactions initiated by either party under the cooperation agreement.

The Company leases engines to SR Technics Switzerland having a book value of approximately $40.6 million with lease terms expiring in up to eight years. The lease revenue represents approximately 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company. SAir Group recently agreed to sell  SR Technics Switzerland to a group consisting of 3i (an investment company) and management.

The Company entered into a contractor’s agreement with a former executive of Flightlease and current Director of the Company, Hans Jorg Hunziker. The agreement is for a one-year term to provide strategic advice and investigation into additional sources of capital.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 events and changes in fuel prices (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, and (x) the present possibility of war in the Middle East.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

On July 30, 2002, Vanguard Airlines, a lessee that leased 3 engines with a book value of approximately $10.0 million, on short-term leases, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. All 3 leases were rejected by Vanguard in September and October and the engines have been returned.  Two of the engines have already been leased to other  customers. On November 7, 2002, National Airlines which leased one engine from the Company ceased operations. National was  already operating under Chapter 11 of the United States Bankruptcy Code and was current on its rental obligations to October 31, 2002. The Company is initiating steps to recover the engine.

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

For the nine months ended September 30, 2002, 83% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Certain of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.7 million per annum (in 2001, the effect would have been $3.0 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $5.3 million per annum (in 2001, the effect would have been $6.4 million). The foregoing effect of interest rate changes, including interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During the six month period ended September 30, 2002, 83% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

Item 4     Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls.

PART II - OTHER INFORMATION

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

10.5	Employment contract between the Company and Monica J. Burke dated June 21, 2002. Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.6*

Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee.  Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.7	Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.8*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 1999.

10.9*

Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York.  Incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 1997.

10.10	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 22, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.

10.11*	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.*

10.12*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

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

10.23*

Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement dated May 3, 2002. Incorporated by reference to Exhibit 10.23 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.24

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation.  Incorporated by reference to Exhibit 10.24 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.25*	Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002.

10.26*	Series 2002-1 Supplement dated September 12, 2002 to Indenture between Willis Engine Funding LLC and The Bank of New York, Indenture Trustee.

10.27	Guaranty between the Company, Barclays Bank plc and Fortis Bank (Nederland) N.V. dated as of September 12, 2002.

10.28*	Administration Agreement among Willis Engine Funding LLC, Willis Lease Finance Corporation, Barclay’s Bank plc, and The Bank of New York, dated as of September 12, 2002.

10.29	Class A Note Purchase Agreement among Willis Engine Funding LLC, Willis Lease Finance Corporation, Sheffield Receivables Corporation and Barclay’s Bank plc dated as of September 12, 2002.

10.30	Class B Note Purchase Agreement among Willis Engine Funding LLC, Willis Lease Finance Corporation, Fortis Bank (Nederland) N.V., and Barclay’s Bank plc dated as of September 12, 2002.

10.31	Indenture Agreement between Willis Engine Funding LLC and The Bank of New York dated as of September 12, 2002.

10.32	Custodial Agreement by and among BNY Midwest Trust Company, Willis Engine Funding LLC, Willis Lease Finance Corporation, The Bank of New York and Barclay’s Bank plc dated as of September 12, 2002.

10.33	Servicing Agreement between Willis Lease Finance Corporation and Willis Engine Funding LLC dated as of September 12, 2002.

10.34	Independent Contractor Agreement between the Company and Hans Jorg Hunziker dated September 13, 2002.

10.35	Amendment No. 1 to Credit Agreement by and between the Company and ABB New Finance AB (publ) dated November 12, 2002.

10.36	Amendment No. 2 to Credit Agreement among the Company, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V. dated as of November 13, 2002.

11.1	Statement regarding computation of per share earnings.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)                                 Reports on Form 8-K

On July 12, 2002, the Company filed Form 8-K disclosing under Item 5: Other Events the Appointment of Monica J. Burke as Chief Financial Officer and Executive Vice President, effective July 15, 2002.

On September 17, 2002, the Company filed Form 8-K disclosing under Item 5: Other Events that it had entered into a new revolving credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2002

Willis Lease Finance Corporation

By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer

CERTIFICATIONS

I, Charles F. Willis IV, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willis Lease Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles F. Willis, IV
Charles F. Willis, IV
Chief Executive Officer and President

I, Monica J. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willis Lease Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Monica J. Burke
Monica J. Burke
Chief Financial Officer and Executive Vice President