Form 10-Q/A
period 2001-09-30
WILLIS LEASE FINANCE CORP
filed 2003-01-28
CIK 1018164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-28774

WILLIS LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	68-0070656 (IRS Employer Identification No.)
2320 Marinship Way, Suite 300, Sausalito, CA (Address of principal executive offices)	94965 (Zip Code)
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

        This Amendment No. 1 on Form 10-Q/A amends and restates Part II, Item 6 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001. This Amendment is necessary because the Company has amended its request for confidential treatment of portions of Exhibit 10.25 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001. A revised, redacted copy of the amended exhibit is attached to this Form 10-Q/A as Exhibit 10.25.

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
10.4		Employment contract for Nicholas J. Novasic dated September 15, 2000. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2000.
10.5		Separation Agreement dated May 24, 2000 between the Company and James D. McBride. Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-K for the year ended December 31, 2000.
10.6		Settlement Agreement dated August 10, 2000 between the Company and Robert Rau. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 10-K for the year ended December 31, 2000.
10.7	*
Indenture dated as of September 1, 1997, between WLFC Funding Corporation and The Bank of New York, as Indenture Trustee. Incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1997.

10.8		Note Purchase Agreement (Series 1997-1 Notes) dated February 11, 1999. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended September 30, 1999.
10.9	*	Amended and Restated Series 1997-1 Supplement dated February 11, 1999. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1999.
10.10	*
Administration Agreement dated as of September 1, 1997 between WLFC Funding Corporation, the Company, First Union Capital Markets Corp. and The Bank of New York. Incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the year ended December 31, 1997.
10.11		The Company's 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 23, 2001. Incorporated by reference to the Company's Proxy Statement dated May 1, 2001.
10.12	*
Operating Agreement of PGTC LLC dated May 28, 1999 among the Company, Chromalloy Gas Turbine Corporation and Pacific Gas Turbine Center, Incorporated. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999.
10.13	*
Contribution and Assumption Agreement dated May 28, 1999 among Pacific Gas Turbine Center Incorporated, the Company and Pacific Gas Turbine Center LLC. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999.
10.14	*	Second Amendment to Amended and Restated Series 1997-1 Supplement. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended September 30, 2000.
10.15	*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended September 30, 2000.
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
10.19	*
Cooperation Agreement, dated as of November 7, 2000, by and among the Company, Flightlease AG and SR Technics Group. Incorporated by reference to Exhibit 10.6 of the Company's report on Form 8-K filed on November 13, 2000.

2

10.20
Stockholders' Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC. Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.
10.21		Third Amendment to Note Purchase Agreement dated February 7, 2001. Incorporated by reference to Exhibit 10.21 of the Company's report on Form 10-Q for the quarter ended March 31, 2001.
10.22	*
Third Amendment to Amended and Restated Series 1997-1 Supplement dated February 7, 2001. Incorporated by reference to Exhibit 10.22 of the Company's report on Form 10-Q for the quarter ended March 31, 2001.
10.23
Fourth Amendment to Amended and Restated Series 1997-1 Supplement dated May 31, 2001. Incorporated by reference to Exhibit 10.23 of the Company's report on Form 10-Q for the quarter ended June 30, 2001.
10.24	*
Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.24 of the Company's report on Form 10-Q for the quarter ended June 30, 2001.
10.25	*	Credit Agreement dated September 21, 2001 between Willis Lease Finance Corporation and ABB Credit Finans AB (publ).
11.1		Statement regarding computation of per share earnings. Incorporated by reference to Exhibit 11.1 of the Company's report on Form 10-Q for the quarter ended September 30, 2001.

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

3

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 28, 2003	WILLIS LEASE FINANCE CORPORATION

	By:	/s/ MONICA BURKE Monica Burke Chief Financial Officer and Executive Vice President

4

        I, Monica J. Burke, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Willis Lease Finance Corporation; and

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: January 28, 2003

/s/ MONICA BURKE Monica Burke Chief Financial Officer and Executive Vice President

        I, Charles F. Willis, IV, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Willis Lease Finance Corporation; and

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: January 28, 2003

/s/ CHARLES F. WILLIS, IV Charles F. Willis, IV Chief Executive Officer and President

QuickLinks

  PART II OTHER INFORMATION
SIGNATURES