Form 10-K
period 2002-12-31
WILLIS LEASE FINANCE CORP
filed 2003-03-14
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 331-5281

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock Preferred Stock	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒      No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                    Yes  ☐          No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $21.4 million (based on a closing sale price of $4.83 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2003 was 8,838,140.

The Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION

2002 FORM 10-K ANNUAL REPORT

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

The Company’s core focus is on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2002, the Company had a total lease portfolio of 56 lessees in 31 countries and the Company’s total lease portfolio (including net investments in direct finance leases) consisted of 120 engines and related equipment, six aircraft and four spare parts packages with an aggregate net book value of $503.2 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International (“CFM”), General Electric, Pratt & Whitney (“PW”), Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft.

On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, a corporation organized under the laws of Switzerland (“Flightlease”), SR Technics Group, a corporation organized under the laws of Switzerland (“SRT”), FlightTechnics, LLC, a Delaware limited liability company (“FlightTechnics”) and SR Technics Group America, Inc., a Delaware corporation (“SRT Group America”), each of which are affiliated companies.  The Company sold its engine parts business (Willis Aeronautical Services, Inc., “WASI”) and its membership interest in its engine repair joint venture (Pacific Gas Turbine Center, LLC, “PGTC”) with Chromalloy Gas Turbine Corporation, to SRT Group America for $37.6 million (as adjusted).  The Company acquired five aircraft engines from SR Technics Switzerland, a subsidiary of SRT, for $43.0 million and subsequently leased them back to SR Technics Switzerland for periods of four and ten years.

The Company entered into a business cooperation period with Flightlease AG and SRT ending on November 30, 2003, however Flightlease is now in liquidation.  During the year ended December 31, 2002, there were no transactions completed by either party under the cooperation agreement and the agreement was terminated January 20, 2003. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to SRT Group America (which includes avioserv, the successor to WASI) at pre-determined prices.  At December 31, 2002 there were five remaining engines with put options having a book value of $1.0 million.  In 2002, the Company gave notice of its intention to exercise four of these put options  and intends to close the puts as soon as possible, subject to satisfactory resolution of a contract dispute with avioserv.

In connection with the strategic transactions, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option to purchase additional shares that expired in 2002.  No shares were issued pursuant to the option.  FlightTechnics has two demand registration rights which are exercisable beginning three years after the closing date.  The Company amended its Rights Agreement dated September 24, 1999 between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an “Exempt Person”, subject to FlightTechnics and its affiliates owning a certain percentage of the Company’s common stock.

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

AIRCRAFT EQUIPMENT LEASING

Leases.  The vast majority of the Company’s current leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases.  Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

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

The Company attempts to mitigate risk where possible.  For example, the Company typically makes an independent analysis of the credit risk associated with each lessee before entering into a lease transaction.  The Company’s credit analysis generally consists of evaluating the prospective lessee’s financial standing utilizing financial statements and trade and/or banking references.  In certain circumstances, where the Company believes necessary, the Company may require its lessees to obtain a partial letter of credit or a guarantee from a bank or a third party or a security deposit from the lessee.  The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine the Company’s ability to repossess its equipment should the need arise.

At the commencement of a lease, the Company often collects, in advance, a security deposit (normally equal to at least one month’s lease payment), and, both at lease commencement and on an ongoing basis, maintenance reserves from the lessee based on the lessees’ creditworthiness.  The security deposit is returned to the lessee after all return conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance are required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent upon the financial condition of the lessee. Parts leases generally require that the parts be returned in the condition the parts were in at lease inception.

During the lease period, the Company’s leases require that maintenance and inspection of the leased equipment be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent.  In addition, when equipment comes off-lease, it undergoes inspection to verify compliance with lease return conditions.

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

Aircraft Equipment Held For Lease. The Company’s management frequently reviews opportunities to acquire suitable aircraft equipment based on market demand, customer requirements and in accordance with the Company’s lease portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific equipment, the Company generally takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model and configuration of the equipment and the anticipated obsolescence of the equipment.  As a result, certain types and configurations of equipment do not necessarily fit the profile for inclusion in the Company’s portfolio of equipment owned and used in its leasing operation.

The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International (“CFM”), General Electric, Pratt & Whitney (“PW”), Rolls Royce and International Aero Engines.  As of December 31, 2002, all but 8 of the engines in the Company’s lease portfolio were Stage III or Stage II engines that have been fitted with “hush-kits” and were generally suitable for use on one or more commonly used aircraft. The Company’s parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft.  The Company’s investments in aircraft have primarily involved the purchase of de Havilland DHC-8 commuter aircraft which are Stage III compliant.  The Company may make further investments in aircraft for lease in the future.

As of December 31, 2002, the Company had a total portfolio of 120 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $561.1 million in its lease portfolio.  As of December 31, 2001, the Company had a total portfolio (including 4 engines classified as discontinued operations) of 114 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $539.9 million in its lease portfolio.

As of December 31, 2002, minimum future rentals for continuing operations under the noncancelable leases (both operating and direct finance leases) of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2003	$45,199
2004	30,314
2005	22,385
2006	13,528
2007	9,587
Thereafter	14,420
$135,433

Lessees.  As of December 31, 2002, the Company had 56 lessees of commercial aircraft engines and other aircraft-related equipment in 31 countries.

The following table displays the regional profile of the Company’s lease customer base for the years ended December 31, 2002, 2001 and 2000.  No single country other than the United States accounted for more than 10%, 10% and 8% of the Company’s lease revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Lease Revenue	Percentage	Lease Revenue	Percentage	Lease Revenue	Percentage
	(dollars in thousands)
United States	$9,067	16%	$12,669	21%	$12,554	26%
Canada	1,041	2	3,409	6	4,141	8
Mexico	2,717	5	2,004	3	3,560	7
Australia/New Zealand	305	1	—	—	280	1
Europe	24,906	45	27,919	46	16,775	34
South America	6,322	11	5,787	10	5,840	12
Asia	6,312	11	5,446	9	4,173	9
Africa	418	1	—	—	—	—
Middle East	4,309	8	3,281	5	1,689	3
Total	$55,397	100%	$60,515	100%	$49,012	100%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

FINANCING/SOURCE OF FUNDS

The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 90% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under several of the Company’s credit facilities, the lender is entitled to receive a portion of the lease payments associated with the financed equipment to apply to debt service.  Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the terms of the leases, the percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the “equity” portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings and private placements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

GOVERNMENT REGULATION

The Company’s customers are subject to a high degree of regulation in the jurisdictions in which they operate.  For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the Joint Aviation Authority (“JAA”) in Europe, regulate aircraft operated in those countries.  Such regulations also indirectly affect the Company’s business operations.  All aircraft operated in the United States must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance.  The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians.  The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

While the Company’s leasing and reselling business is not regulated, the aircraft, engines and engine parts that the Company leases and sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements.  Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries.  Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements.  Presently, whenever necessary, with respect to a particular engine or engine component, the Company utilizes FAA and/or JAA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States.  Additionally, much of Europe has adopted similar regulations.  As of December 31, 2002, all but 8 of the engines in the Company’s lease portfolio were Stage III engines or Stage II engines that have been fitted with “hush-kits” and were generally suitable for use on one or more commonly used aircraft.  The 8 engines that do not meet Stage III noise level requirements or are not “hush-kitted” are on-lease or available for lease to customers located in countries which have not adopted Stage III noise regulations such as Mexico and the countries of South America.

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

EMPLOYEES

As of December 31, 2002, the Company had 42 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.                                                     PROPERTIES

The Company’s principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2005. The annual lease rental commitment for 2003 is approximately $307,000, and there are scheduled rent increases in the remaining two years.  Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location.  The Company also sub-leases from its former parts subsidiary, WASI, now called avioserv, approximately 3,100 square feet of office and warehouse space for the Company’s operations at San Diego, California.  This lease expires November 30, 2003, and the remaining lease commitment is approximately $84,000.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2002.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to the Company’s Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC.  As of March 3, 2003 there were approximately 889 stockholders of record of the Company’s Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2002 and 2001, as reported by NASDAQ, are set forth below:

	2002		2001
	High	Low	High	Low
First Quarter	$5.89	$4.25	$11.19	$8.88
Second Quarter	5.34	4.25	12.20	7.85
Third Quarter	5.65	3.50	11.10	6.18
Fourth Quarter	6.13	3.25	6.96	3.00

During the years ended December 31, 2002 and 2001 the Company did not pay cash dividends to Company stockholders.

The following table outlines the Company’s Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,537,412	7.13	683,615
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,537,412	7.13	683,615

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

	Years Ended December, 31
	2002	2001	2000	1999	1998
	(dollars in thousands)
Revenue:
Lease revenue	$55,397	$60,515	$49,012	$44,079	$31,607
Gain on sale of leased equipment	482	5,636	8,129	11,371	12,628
Sale of equipment acquired for resale	—	—	—	9,775	4,106
Net gain on debt prepayment	4,073	—	—	—	—
Other income	—	—	489	—	—
Total revenue	59,952	66,151	57,630	65,225	48,341

Income from continuing operations	3,596	7,643	5,474	10,123	8,314

Net income	3,596	6,944	7,814	3,283	9,251

Basic earnings from continuing operations per common share	$0.41	$0.87	$0.73	$1.37	$1.14
Diluted earnings from continuing operations per common share	$0.41	$0.86	$0.72	$1.36	$1.11

Balance Sheet Data:
Total assets	$543,995	$532,453	$455,930	$408,752	$326,105
Debt (includes capital lease obligation)	$364,680	$359,547	$301,346	$292,167	$214,860
Shareholders’ equity	$105,530	$101,581	$95,690	$69,538	$65,842

Lease Portfolio:
Engines at end of the period – continuing operations	120	110	100	87	69
Engines at end of the period – discontinued operations	—	4	10	14	5
Spare parts packages at the end of the period	4	4	4	4	7
Aircraft at the end of the period	6	6	6	8	5

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General.  The Company’s core focus is providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2002, the Company had a total portfolio of 56 lessees in 31 countries and its total lease portfolio consisted of 120 engines and related equipment, six commuter aircraft and four spare parts packages with an aggregate net book value of $503.2 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For assets that are leased with an intent to disassemble upon lease termination, the Company depreciates the assets over their estimated lease term to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. A change in either of these estimates would cause an associated change in depreciation expense.

At the lease commencement, the Company often collects, in advance, security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an ongoing basis, maintenance reserves from the lessee based on the creditworthiness of the lessee.  The security deposit is returned to the lessee after all lease conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repair associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent on the financial condition of the lessee.

Sales Related Activities.  For equipment sold out of the Company’s lease portfolio, the Company recognizes the gain or loss associated with the sale as revenue.  Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale.  Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2002		2001
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$55,397	92.4%	$60,515	91.5%
Gain on sale of leased equipment	482	0.8	5,636	8.5
Net gain on debt prepayment	4,073	6.8	—	—
Total	$59,952	100%	$66,151	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2002, decreased 8% to $55.4 million from $60.5 million for the comparable period in 2001. This decrease primarily reflects an increased amount of equipment off-lease and reduced average lease rate factors, partially offset by an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2002 and 2001 was $503.2 million and $495.3 million, respectively, an increase of 2%. At December 31, 2002, and 2001, respectively, approximately 14% and 15% of equipment by book value were off-lease, however, the average utilization for the year ended December 31, 2002 was 82% compared to 91% in the prior year.  The increased percentage of off-lease equipment the Company experienced was due to the overall condition of the airline industry, with many airline customers having difficulty forecasting their spare engine requirements due to varying degrees of uncertainty.

During the year ended December 31, 2002, 10 engines were added to the Company’s lease portfolio at a total cost of $47.7 million (including capitalized costs).  Four engines from the lease portfolio were sold.  The engines sold had a total net book value of $15.9 million and were sold for a gain of $0.5 million.

During the year ended December 31, 2001, 21 engines were added to the Company’s lease portfolio at a cost of $127.6 million (including capitalized costs). Eleven engines from the lease portfolio were sold to third parties or avioserv.  These engines had a total net book value of $31.3 million and were sold for a net gain of $5.6 million.

Net gain on debt prepayment. This item, for the year ended December 31, 2002, relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.

Depreciation Expense.  Depreciation expense increased 18% to $19.4 million for the year ended December 31, 2002, from the comparable period in 2001, due primarily to the increase in lease portfolio assets in 2002, accelerated depreciation on certain engine types, and the reclassification of engines previously disclosed as discontinued operations.

Write-down of Equipment.  Writedown of equipment to their estimated fair values from the application of SFAS 144 (and SFAS 121 in prior years) totaled $3.1 million for the year ended December 31, 2002, compared to $1.0 million for the year ended December 31, 2001, due to a reduction in demand and market value for certain engine types and management’s decision to dispose of, rather than repair where not cost-effective, a number of engines.

General and Administrative Expenses.  General and administrative expenses increased 10% to $14.4 million for the year ended December 31, 2002, from the comparable period in 2001 due mainly to increases in legal costs ($0.8 million), insurance premiums ($0.4 million) resulting from the terrorist events of September 11, 2001, and increased Directors and Officers insurance, and engine related maintenance and inspection costs ($0.4 million).

Net Interest and Finance Costs.  Overall, net interest and finance costs, which is comprised of interest expense, residual sharing expense and interest income, decreased 21% to $18.7 million for the year ended December 31, 2002 from the comparable period in 2001. Interest expense decreased 21% to $19.1 million for the year ended December 31, 2002, from the comparable period in 2001, due to a decrease in interest rates partially offset by an increase in average debt outstanding during the period.  This increase in debt was primarily related to debt associated with the increase in lease portfolio assets.  Residual sharing expense was $0.0 million for the year ended December 31, 2002, compared to $0.4 million in 2001, due to the fact that the Company settled its outstanding residual share obligations in 2001.  Interest income for the year ended December 31, 2002, decreased to $0.4 million from $0.9 million for the year ended December 31, 2001, due mainly to reductions in interest rates.

Income Taxes. Income taxes for the year ended December 31, 2002, decreased to $0.7 million from $4.4 million for the comparable period in 2001 reflecting  lower pre-tax income and a lower effective tax rate.  The overall effective tax rate for the year ended December 31, 2002 was 17% compared to 36% for the prior year.  The effective tax rate in 2002 was 28%, before adjustments for state income tax apportionment changes and deferred tax assets valuation allowances, compared to 36% in 2001 due to an increase in the amount of benefit obtained under the Extra-territorial income exclusion as a percentage of pre-tax income. The remaining decrease reflects a reduction in the estimated proportion of revenue to be generated within California when the California state tax timing differences reverse, offset by a valuation allowance on deferred tax assets relating to state net operating losses of $0.1 million where management believes realizing the benefit of the loss carry forward is not assured. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Discontinued Operations.  In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its engine repair joint venture (PGTC LLC).  The sale was completed on November 30, 2000. Accordingly, the Company’s parts operations and its equity share of the results of the joint venture were accounted for as discontinued operations. There were no discontinued operations for the year ended December 31, 2002, as any remaining equipment still owned and not disposed of as of December 31, 2001, were reclassified to Continuing Operations effective January 1, 2002.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2001		2000
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$60,515	91.5%	$49,012	85.0%
Gain on sale of leased equipment	5,636	8.5	8,129	14.1
Other income	—	—	489	0.9
Total	$66,151	100%	$57,630	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2001, increased 23% to $60.5 million from $49.0 million for the comparable period in 2000. This increase primarily reflects lease related revenues from additional engines partially offset by reduced utilization.  The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2001 and 2000 was $495.3 million and $416.7 million, respectively, an increase of 19%.  At December 31, 2001, and 2000, respectively, approximately 15% and 7% of equipment by book value were off-lease.

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

During the year ended December 31, 2000, 18 engines from the lease portfolio were sold to third parties or transferred to WASI for sale as parts.  These engines had a total net book value of $38.9 million and were sold for a gain of $8.1 million.

Other Income.  Other income for the year ended December 31, 2000, relates to a one-time event associated with the recognition of  a lease incentive for office and warehouse space on assignment of the lease.

Depreciation Expense.  Depreciation expense increased 34% to $16.5 million for the year ended December 31, 2001, from the comparable period in 2000, due primarily to the increase in lease portfolio assets in 2001.

Write-Down of Equipment.  Write down of equipment to their estimated fair values totaled $1.0 million for the year ended December 31, 2001, compared to $0.1 million for the year ended December 31, 2000, due to reductions in demand and market prices on certain engine types.

General and Administrative Expenses.  General and administrative expenses increased 10% to $13.1 million for the year ended December 31, 2001, from the comparable period in 2000 due mainly to increases in staffing and related costs ($0.4 million) and other items including increases in accounting ($0.2 million), legal ($0.2 million), engine related maintenance and inspection costs ($0.2 million), bad debt ($0.1 million) and insurance premiums ($0.1 million).

Net Interest and Finance Costs.  Overall, net interest and finance costs, which is comprised of interest expense, residual sharing expense and interest income decreased 3% to $23.6 million for the year ended December 31, 2001, from the comparable period in 2000. Interest expense decreased 2% to $24.1 million for the year ended December 31, 2001, from the comparable period in 2000, due to a decrease in interest rates partially offset by an increase in average debt outstanding during the period.  This increase in debt was primarily related to debt associated with the increase in lease portfolio assets.  Residual sharing expense decreased 44% to $0.4 million for the year ended December 31, 2001, from $0.6 million for the comparable period in 2000. In 2001, the Company settled its outstanding residual share obligations.  In 2000, residual sharing arrangements applied to two of the Company’s engines and were a function of the difference between the debt associated with the residual sharing arrangement and estimated residual proceeds. The Company accrued for its residual sharing obligations using net book value as an estimate for residual proceeds.  Interest income for the years ended December 31, 2001 and 2000 was $0.9 million.

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

Net earnings from the discontinued operations for the years ended December 31, 2001 and 2000 was as follows (in thousands of dollars):

	2001	2000
Revenue:
Operating lease income	$637	$2,383
Spare parts sales	—	23,479
Sale of equipment acquired for resale	—	2,500
Other income	—	(20)

Total Revenue	637	28,342

Expenses:
Depreciation expense	343	2,206
Cost of spare parts sales	150	18,030
Cost of equipment acquired for resale	—	2,150
General and administrative	—	3,153

Total expenses	493	25,539

Earnings from operations	144	2,803
Net interest and finance cost	49	1,037
Loss from unconsolidated affiliate	—	1,344
Earnings before income taxes	95	422
Income taxes	(38)	(164)
Net earnings from discontinued operations	$57	$258

The net (loss)/gain on disposal of discontinued operations for the years ended December 31, 2001 and 2000 was as follows (in thousands of dollars):

	2001	2000

Proceeds from sale of shares in WASI and interest in PGTC LLC	$—	$37,985
Book value of assets sold	—	(33,759)
	—	4,226
Transaction costs	—	(448)
Operating loss from measurement date to closing	—	(588)
Post-closing sale price adjustment	(384)	—
Loss on Disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations	(1,263)	2,719
Income taxes	507	(637)
Loss/gain on disposal of discontinued operations	$(756)	$2,082

ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued  SFAS 143 “Accounting for Asset Retirement Obligations.”  Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs.  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Statement is in effect for fiscal years beginning after June 15, 2002. The Company did not undertake any transactions during the year ended December 31, 2002, nor has any assets that are affected by this Statement.

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

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement became effective from January 1, 2002. The adoption of this Statement did not materially change the way the Company reviews and calculates asset impairment charges.  During the year ended December 31, 2002, as a result of its review, the Company recorded impairment charges of $3.1 million .  During the year ended December 31, 2001, the Company recorded a similar charge of $1.2 million in continuing and discontinued operations.

In April 2002, FASB issued SFAS 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.”  This Statement rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt,” Statement 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” and Statement 44, “Accounting for Intangible Assets of Motor Carriers” and amends Statement 13, “Accounting for Leases.”  Statement 44 was issued to cover accounting for the transition to the Motor Carrier Act of 1980, which, having been completed, renders the Statement unnecessary.  As a result of rescission of Statements 4 and 64, gains or losses on extinguishment of debt should be classified as Extraordinary Items only if they meet the criteria in APB Opinion 30, “Reporting the Results of Operations.”  The amendments to Statement 13 are to improve consistency between accounting for sale-leaseback transactions and transactions that have similar economic effects as sale-leaseback transactions.  In the fourth quarter of 2002, the Company prepaid a revolving credit facility at a discount and on the basis of guidance under SFAS 145 recorded the gain as “Net Gain on Debt Prepayment” under Income from Continuing Operations.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company has not undertaken any transactions that are affected by Statement 146.

In November 2002, FASB issued Interpretation No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.

The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement. (Refer to Managements’ Discussion and Analysis – Liquidity and Capital Resources for information on the debt guarantees.)

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation together with enhanced disclosure requirements.

This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. In addition, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

The Company has not adopted the voluntary provision of SFAS No. 123, as described in the accompanying footnotes to the financial statements, and has opted to make the required disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio.  Cash of approximately $66.4 million, $142.8 million and $104.4 million, in the years ended December 31, 2002, 2001 and 2000, respectively, was derived from this activity.  In these same time periods $61.2 million, $84.6 million and $95.3 million, respectively, was used to pay down related debt or capital lease obligations.  On November 30, 2000, net proceeds from a private placement of common stock and options were approximately $18.2 million.  Cash flow from operating activities generated $31.6 million, $33.3 million and $27.7 million in the years ended December 31, 2002, 2001 and 2000 respectively.

The Company’s primary use of funds is for the purchase of equipment for lease.  Approximately $47.7 million, $127.6 million and $137.9 million of funds were used for this purpose in the years ended December 31, 2002, 2001 and 2000, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout 2002. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue is also affected by the amount of equipment off lease.  Approximately 14%, by book value, of the Company’s assets were off-lease at December 31, 2002, compared to approximately 15% at December 31, 2001, however, the average utilization rate for the year ended December 31, 2002, was 82% compared to 91% in the prior year. The increased percentage of off-lease equipment the Company experienced was due to the overall condition of the airline industry, with many airline customers having difficulty forecasting their spare engine requirements.  Increases in off-lease rates as well as deterioration in lease rates that are not offset by reduction in interest rates, will have a negative impact in earnings and cash flows from operations.

At December 31, 2002, notes payable consists of bank loans totaling $364.7 million payable over periods of 1 to 7 years with current interest rates varying between approximately 3.32% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At December 31, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines  and spare parts for lease as well as for general working capital purposes.  As of December 31, 2002, this facility was fully drawn. The facility matures in May 2004. The interest rate on this facility at December 31, 2002 was LIBOR plus 2.00%.  Under the $125 million revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option to make either a call to make up a payment or performance deficiency or it could be a full call of the loan.

During the quarter ended September 30, 2002, the Company replaced its $190.0 million debt warehouse facility with a $200.0 million debt warehouse facility on similar terms but with a different group of lenders. In December, 2002, the facility was increased to $250.0 million. A wholly-owned special purpose entity, WEF was created for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company. The facility has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period. However, the $50.0 million increase in the facility is only available to be drawn up until March 31, 2003. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by the special purpose finance subsidiary. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. If a securitization cannot be completed, the Company will be required to renegotiate this facility with its lenders.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $225.0 million Class A notes and $25.0 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee is $25.0 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. At December 31, 2002 the guarantee is approximately $20.0 million. The assets of WEF and any associated owner trust are not available to satisfy the obligations of the Company or any of its affiliates, until all obligations are repaid.  The subsidiary is consolidated for financial statement presentation purposes. At December 31, 2002, $50.0 million is available under the facility. Interest on the Class A notes is currently a commercial paper rate plus a weighted average spread of approximately 1.48%. Interest on the Class B Notes is currently LIBOR plus a weighted average spread of 4.06%.  The spreads will increase by pre-determined amounts during the loan to maximum average spreads of 2.69% and 6.29%, respectively, by September 2003.

At December 31, 2002, the Company had a $24.5 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

In the fourth quarter ended December 31, 2002, the Company repaid a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrued interest at a rate of LIBOR plus 2.00% per annum and were secured by specific engines and leases pledged to the lender.  The loan was repaid at a discount generating a net gain on prepayment of $4.1 million.

At December 31, 2002, LIBOR was approximately 1.38% and the commercial paper rate was approximately 1.42%. At December 31, 2001, the rates were approximately 1.87% and 2.04%, respectively.

Approximately $10.8 million of the Company’s debt is repayable during 2003.  Such repayments consist of scheduled installments due under term loans.  The table below summarizes the Company’s contractual commitments at December 31, 2002.

	Contractual Payments Due (in thousands)
Contractual Obligation	2003	2004	2005	2006	2007	Thereafter	Total
Debt	$10,840	140,669	36,895	14,108	11,777	150,391	$364,680
Operating leases on Company premises	$390	328	349	—	—	—	$1,067
Purchase of Equipment	$1,275	—	—	—	—	—	$1,275

Approximately $349.5 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow between 80% to 90% of an engine purchase price and only between 50% to 80% of an aircraft or spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at December 31, 2002.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates.  In addition, commitment fees are payable on the unused portion of the facilities.

The Company’s lease of its office premises in Sausalito expires on December 31, 2005.  The sublease of Company premises in San Diego expires in November 2003.

The Company also has commitments to purchase equipment for delivery during 2003, totaling approximately $1.3 million.

The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd.  The Company has invested $1.5 million to date.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2002, $351 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $55.0 million, with remaining terms of between 8 and 60 months and fixed rates of between 3.32% and 5.96%.  The Company has also purchased during 2002, a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates commencing in 2003 and rates capped at 5.5%.  The fair value of the swaps at December 31, 2002 and 2001 was negative $1.9 million and $2.9 million respectively, representing a liability of the Company.  The fair value of the caps at December 31, 2002 was positive $0.1 million, representing an asset of the Company.

Interest expense for the year ended December 31, 2002, was increased due to the Company’s interest rate hedges by approximately $2.8 million compared to $1.9 million in the comparable period in 2001.  For the year ended December 31, 2000, interest expense was reduced due to the Company’s interest rate hedges by approximately $0.5 million.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the next several months, and has entered into a further swap contract in January 2003 with a $20.0 million notional, 3.45% fixed rate and a 5-year term.

Related Party and Similar Transactions

The Company continues to use PGTC LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sells engines to avioserv. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices.  The Company notified avioserv of its intention  to exercise put options with respect to four engines and expects to close the puts during 2003, subject to satisfactory resolution of a contract dispute with avioserv. The Company also leases office space from avioserv with the lease term expiring November 30, 2003.

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) originally scheduled to end on November 30, 2003, however Flightlease is now in liquidation, and SRT has sold its interest in SR Technics Switzerland, to a group consisting of 3i (an investment company) and SRT’s management, and as a result, the cooperation agreement was terminated January 20, 2003.  During the years ended December 31, 2002 and 2001, respectively, there were no transactions initiated by either party .  Flightlease and SRT are members of FlightTechnics, an entity that owns 15% of the Company’s common stock.

The Company leases engines to SR Technics Switzerland having a book value of approximately $40.3 million with lease terms expiring in up to eight years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company.

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and current Director of the Company, Hans Joerg Hunziker. The agreement is for a one-year term, ending September 2003, to provide strategic advice and investigation into additional sources of capital.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, especially U.S. airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 events and changes in fuel prices (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) the present possibility of war in Iraq.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

As of December 31, 2002, approximately 56% by value of the Company’s equipment available for lease was either off-lease, on month-to-month leases or on leases expiring in 2003. At December 31, 2001, approximately 50% by value of the Company’s equipment was similarly categorized.  The ability of the Company to successfully remarket this equipment will have a significant impact on the Company’s future results and on its ability to draw under certain of its credit facilities.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the past, certain airlines have filed for bankruptcy and a number of such airlines have ceased operations.  In the United States where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), creditors are automatically stayed from enforcing their rights.  In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

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

For the twelve months ended December 31, 2002, 84% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is that of interest rate risk.  A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $351 million of the Company’s debt outstanding is variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $2.3 million per annum (in 2001, $3.2 million per annum).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $4.6 million per annum (in 2001, $6.4 million per annum).  The foregoing effect of interest rate changes on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings.  The Company is currently required to hedge a portion of debt of the WEF facility.  Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates.  Furthermore, since lease rates tend to vary with interest rate levels, it is possible that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases.  Other financial assets and liabilities are at fixed rates.

The Company is also exposed to currency devaluation risk.  During 2002, 84% (in 2001, the percentage was 79%) of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) currency.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 29.

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

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement. The information in Item 5 regarding the Company’s Equity Compensation Plans is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.                                              CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 29.

(a)  (2) Financial Statement Schedules

Schedule II Valuation Accounts are submitted as a separate section of this report on page 53.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the information required is included in the financial statements and notes thereto.

(a)  (3) and (c):  Exhibits:  The response to this portion of Item 15 is submitted below.

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

10.5	Employment contract between the Company and Monica J. Burke dated June 21, 2002. Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.6	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 22, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.

10.7*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

10.8

Investment Agreement, dated as of November 7, 2000, by and among the Company, FlightTechnics LLC, Flightlease AG, SR Technics Group and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed on November 13, 2000.

10.9

Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K filed on November 13, 2000.

10.10

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC.  Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.11*

Credit Agreement dated May 1, 2001 among the Company, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.12*

Credit Agreement dated September 21, 2001 between the Company and ABB Credit Finance AB (publ.). Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.13*

Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement dated May 3, 2002. Incorporated by reference to Exhibit 10.23 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.14

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation.  Incorporated by reference to Exhibit 10.24 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.15*

Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002.  Incorporated by reference to Exhibit 10.25 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.16*

Series 2002-1 Supplement dated September 12, 2002 to Indenture between Willis Engine Funding LLC and The Bank of New York, Indenture Trustee. Incorporated by reference to Exhibit 10.26 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.17

Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of September 12, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.17*

Administration Agreement among Willis Engine Funding LLC, the Company, Barclay’s Bank PLC, and The Bank of New York, dated as of September 12, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.19

Class A Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclay’s Bank PLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.20

Class B Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V., and Barclay’s Bank PLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.30 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.21

Indenture Agreement between Willis Engine Funding LLC and The Bank of New York dated as of September 12, 2002. Incorporated by reference to Exhibit 10.31 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.22

Custodial Agreement by and among BNY Midwest Trust Company, Willis Engine Funding LLC, the Company, The Bank of New York and Barclay’s Bank PLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.32 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.23

Servicing Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.33 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.24

Independent Contractor Agreement between the Company and Hans Joerg Hunziker dated September 13, 2002. Incorporated by reference to Exhibit 10.34 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.25

Amendment No. 1 to Credit Agreement by and between the Company and ABB New Finance AB (publ) dated November 12, 2002. Incorporated by reference to Exhibit 10.35 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.26

Amendment No. 2 to Credit Agreement among the Company, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V. dated as of November 13, 2002. Incorporated by reference to Exhibit 10.36 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.27*	Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002.

10.28*	Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002.

10.29	Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002.

10.30*	Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002.

10.31	Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002.

10.32	Subclass A-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002.

10.33	Amended and Restated Subclass B-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V. and Barclays Bank PLC dated as of December 13, 2002.

10.34	Subclass B-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company and Barclays Bank PLC dated as of December 13, 2002.

10.35	Amended and Restated Indenture between Willis Engine Funding LLC, and The Bank of New York dated as of December 13, 2002.

10.36	Amended and Restated Servicing Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company

23.1	Consent and Report on Schedule II of KPMG LLP, Independent Auditors

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 13, 2003

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

Date: March 13, 2003	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 13, 2003	Chief Financial Officer	/s/ MONICA J. BURKE
Monica J. Burke

Date: March 13, 2003	Corporate Controller and Chief Accounting Officer	/s/ ANDREW STOKES
Andrew Stokes

Date: March 13, 2003	Director	/s/ WILLIAM M. LeROY
William M. LeRoy

Date: March 13, 2003	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: March 13, 2003	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 13, 2003	Director	/s/ GERARD LAVIEC
Gerard Laviec

CERTIFICATIONS

I, Charles F. Willis IV, certify that:

1. I have reviewed this annual report on Form 10-K of Willis Lease Finance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 13, 2003

/s/ Charles F. Willis IV
Charles F. Willis IV
Chief Executive Officer
President

CERTIFICATIONS

I, Monica J. Burke, certify that:

1. I have reviewed this annual report on Form 10-K of Willis Lease Finance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 13, 2003

/s/ Monica J. Burke
Monica J. Burke
Chief Financial Officer
Executive Vice President

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

Consolidated Statements of Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP
San Francisco, California
February 11, 2003

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	$27,289	$24,817
Equipment held for operating lease, less accumulated depreciation of $54,687 and $40,097 at December 31, 2002 and 2001, respectively	496,398	488,042
Net investment in direct finance lease	6,832	7,299
Operating lease related receivable, net of allowances of $299 and $175 at December 31, 2002 and 2001, respectively	3,380	2,488
Net assets of discontinued operations	—	1,130
Investments	1,480	1,480
Assets under derivative instruments	57	—
Other assets	8,559	7,197
Total assets	$543,995	$532,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,328	$4,450
Liabilities under derivative instruments	1,903	2,906
Deferred income taxes	23,589	22,804
Notes payable	364,680	359,547
Maintenance reserves	34,211	31,761
Security deposits	3,501	3,496
Unearned lease revenue	6,253	5,908
Total liabilities	438,465	430,872

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,833,978 and 8,825,953 shares issued and outstanding as of December 31, 2002 and 2001, respectively)	88	88
Paid-in capital in excess of par	61,646	61,532
Accumulated other comprehensive loss, net of tax of $960 and $1,091 as of December 31, 2002 and 2001, respectively	(1,576)	(1,815)
Retained earnings	45,372	41,776
Total shareholders’ equity	105,530	101,581

Total liabilities and shareholders’ equity	$543,995	$532,453

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
REVENUE
Lease revenue	$55,397	$60,515	$49,012
Gain on sale of leased equipment	482	5,636	8,129
Net gain on debt prepayment	4,073	—	—
Other Income	—	—	489
Total revenue	59,952	66,151	57,630

EXPENSES
Depreciation expense	19,449	16,485	12,269
Write-down of equipment	3,052	962	147
General and administrative	14,439	13,136	11,927
Total expenses	36,940	30,583	24,343

Earnings from operations	23,012	35,568	33,287

Interest expense	19,110	24,125	24,609
Interest income	(432)	(934)	(902)
Residual share	—	360	638
Net interest and finance costs	18,678	23,551	24,345

Income from continuing operations before income taxes	4,334	12,017	8,942
Income taxes	(738)	(4,374)	(3,468)
Income from continuing operations	3,596	7,643	5,474

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense of $38 and $164 for the years ended December 31,2001 and 2000, respectively)	—	57	258

(Loss) / Gain on disposal of discontinued operations (net of income tax (benefit)/expense of ($507) and $637 for the years ended December 31, 2001 and 2000, respectively)	—	(756)	2,082
	—	(699)	2,340

Net income	$3,596	$6,944	$7,814

Basic earnings per common share:
Income from continuing operations	$0.41	$0.87	$0.73
Discontinued operations	—	(0.08)	0.31
Net income	$0.41	$0.79	$1.04

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.86	$0.72
Discontinued operations	—	(0.08)	0.31
Net income	$0.41	$0.78	$1.03

Average common shares outstanding	8,831	8,771	7,512
Diluted average common shares outstanding	8,851	8,892	7,607

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders' equity
Balances at December 31, 1999	7,398	$74	$42,446	—	$27,018	$69,538

Net Income	—	—	—	—	7,814	7,814

Shares issued	1,307	13	15,004	—	—	15,017
Options Granted	—	—	3,321	—	—	3,321
Balances at December 31, 2000	8,705	$87	$60,771	—	$34,832	$95,690

Net income	—	—	—	—	6,944	6,944

Other comprehensive loss
Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $279	—	—	—	(464)	—	(464)
Net loss on cashflow hedging instruments, net of tax of $812	—	—	—	(1,351)	—	(1,351)
Total comprehensive income						5,129

Shares issued	121	1	671	—	—	672

Tax benefit on disqualified dispositions of qualified shares	—	—	90	—	—	90
Balances at December 31, 2001	8,826	$88	$61,532	$(1,815)	$41,776	$101,581

Net income	—	—	—	—	3,596	3,596

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $131	—	—	—	239	—	239
Total comprehensive income						3,835

Shares issued	8	—	40	—	—	40

Tax benefit on disqualified dispositions of qualified shares	—	—	74	—	—	74
Balances at December 31, 2002	8,834	$88	$61,646	$(1,576)	$45,372	$105,530

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$3,596	$6,944	$7,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,449	17,093	14,475
Write-down of equipment	3,052	962	147
Allowances and provisions	200	175	—
Stock option compensation	—	162	144
Loss on derivative instruments	99	—	—
Gain on sale of leased equipment	(482)	(5,636)	(8,129)
Loss / (Gain) on sale of discontinued operations	—	613	(3,307)
Loss from unconsolidated affiliate	—	—	1,560
Write off of debt issuance costs	781	—	—
Changes in assets and liabilities:
Receivables	(1,030)	2,134	(6,851)
Other assets	366	445	9,660
Accounts payable and accrued expenses	(686)	(2,103)	3,545
Deferred income taxes	729	6,909	4,254
Residual share payable	—	(2,630)	(835)
Maintenance deposits	5,297	7,308	5,897
Security deposits	(8)	392	(1,270)
Unearned lease revenue	234	545	609
Net cash provided by operating activities	31,597	33,313	27,713
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	16,400	36,898	47,024
Proceeds from sale of discontinued operations	—	771	37,536
Purchase of equipment held for operating lease	(47,652)	(127,613)	(137,892)
Purchase of property, equipment and furnishings	(267)	(773)	(655)
Investment at cost	—	(700)	(758)
Principal payments received on direct finance lease	467	611	756
Net cash used in investing activities	(31,052)	(90,806)	(53,989)
Cash flows from financing activities:
Proceeds from issuance of notes payable	66,378	142,806	104,446
Debt issuance cost	(2,457)	(1,772)	(1,193)
Purchase of derivative instruments	(789)	—	—
Proceeds from issuance of common stock	40	510	18,194
Principal payments on notes payable	(61,245)	(84,605)	(92,779)
Principal payments on capital lease obligation	—	—	(2,489)
Net cash provided by financing activities	1,927	56,939	26,179
Increase in cash and cash equivalents	2,472	(554)	(97)
Cash and cash equivalents at beginning of period including restricted cash of $20,351, $16,666 and $15,992 at December 31, 2002, 2001 and 2000, respectively	24,817	25,371	25,468
Cash and cash equivalents at end of period including restricted cash of $24,486, $20,351 and $16,666 at December 31, 2002, 2001 and 2000, respectively	$27,289	$24,817	$25,371

Supplemental disclosures of cash flow information:
Net cash paid for: Interest	$17,248	$24,474	$26,131
Income Taxes	$11	$59	$27

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                                  Organization and Summary of Significant Accounting Policies

(a)                 Organization

Willis Lease Finance Corporation (“Willis” or the “Company”) is a provider of aviation services whose primary focus is on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide.  Willis also engages in the selective purchase and resale of commercial aircraft engines.

Terandon Leasing Corporation (Terandon), T-2 Inc. (T-2), T-4 Inc. (T-4), T-5 Inc. (T-5), T-7 Inc. (T-7), T-8 Inc. (T-8), T-10 Inc. (T-10), T-11 Inc. (T-11), WLFC Engine Pooling Company (“WLFC — Pooling”) and WLFC-AC1 Inc. are wholly-owned consolidated subsidiaries of Willis.  They are all California corporations (except WLFC-AC1 Inc., which is incorporated in Delaware) and were established to purchase and lease and resell commercial aircraft engines and parts.

WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis.  WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis’ international leasing activities.

During the year 2002, WLFC Funding Corporation was merged into its parent and dissolved. Willis Engine Funding LLC (“WEF”) is a wholly owned subsidiary of Willis.  WEF is a Delaware limited liability company and was established in 2002 for the purpose of financing aircraft engines.   WLFC Funding (Ireland) Limited is a wholly owned subsidiary of WEF and was established in 2001 to facilitate certain international leasing activities.  Prior to the establishment of WEF, WLFC Funding (Ireland) Limited was wholly owned by WLFC Funding Corporation.

Willis Aeronautical Services, Inc. (“WASI”) was a wholly owned subsidiary of Willis.  WASI was a California corporation established for the purpose of marketing and selling aircraft parts and components and was sold in November 2000.  In May 1999 the Company contributed the operations and assets of its engine disassembly services business, Pacific Gas Turbine Center Incorporated (“PGTC Inc.”), to a newly formed joint venture, Pacific Gas Turbine Center, LLC (“PGTC LLC”).  The Company sold its interest in PGTC LLC in November 2000.

Management considers the continuing operations of the Company to operate in one reportable segment.

(b)                 Principles of Consolidation

The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, WASI (11 months ended November 2000), WEF, WLFC—Pooling, WLFC-AC1 Inc., WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d)                 Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation.  Certain professional fees incurred in connection with the acquisition and leasing of aircraft assets are capitalized as part of the cost of such assets.  Major overhauls paid for by the Company which add economic value are capitalized and depreciated over the estimated remaining useful life of the equipment.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and  long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell.  Impairment is identified by comparison of undiscounted forecast cashflows over the life of the asset with the assets’ book value.  If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. The Company reviews at least quarterly the carrying value of long-lived assets.  Such reviews resulted in a write-down of assets of $3.1 million, $962,000 and $147,000 in continuing operations (disclosed separately as “Write-Down of Equipment”) and $0, $266,000 and $471,000 in discontinued operations (included with (Loss)/Gain on Disposal of Discontinued Operations in the Income Statement) in 2002, 2001 and 2000, respectively.

(e)                  Loan Commitment and Related Fees

To the extent that the Company is required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan on a straight-line basis which approximates the interest method.

(f)                     Maintenance Costs

Maintenance costs under the Company’s leases are generally the responsibility of the lessees.  Additionally, under many of the Company’s leases, lessees pay fees to the Company based on the usage of the asset.  Upon the completion of approved maintenance of an asset, such fees are returned to the lessee up to the amount of repair but not exceeding the use fees paid by the lessee.  The Company records a Maintenance Reserve liability in connection with the obligation to reimburse lessees for approved maintenance.  Under certain of the Company’s leases, the lessee is not obligated to perform maintenance on the asset.  To the extent that such leases require the lessee to make payments to the Company based on the usage of the asset and the Company does not plan to apply such payments to the repair of the asset, such as when the asset is to be run-out and disassembled for parts, the usage payments are included in lease revenue.

(g)                 Interest Rate Hedging

The Company has entered into various hedge agreements to mitigate its exposure on its variable rate borrowings.  The differential to be paid or received under the swap agreements is charged or credited to interest expense.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  On January 1, 2001, the Company recorded a transition adjustment of $464,000 (net of tax of $279,000), representing the net unrealized loss on interest rate swap agreements and for the year ended December 31, 2001, recorded  adjustments to other Accumulated Comprehensive Loss of $1.4 million (net of tax of $0.8 million) representing the net unrealized losses incurred during 2001 relating to the swap agreements.

During the year ended December 31, 2002, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $239,000 (net of tax of $131,000) for changes in fair value of effective cashflow hedges and charges of $0.1 million to Interest expense for changes in fair value of ineffective cashflow hedges. Refer to Note 5 for further details.

For the year ended December 31, 2000, prior to the adoption of SFAS No. 133, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates.  For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and will change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the hedged item does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

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

(i)                    Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.  Leasehold improvements are recorded at cost and depreciated by the straight-line method over the lease term. Property, equipment and furnishings are included as other assets in the balance sheets.

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

As of December 31, 2002 and 2001, respectively, no engines were subject to residual sharing arrangements as during 2001 the subject engines were sold and/or loans repaid and residual share obligations settled in full.

(k)                 Sale of Leased Equipment

The Company regularly sells equipment from its lease portfolio.  This equipment may or may not be subject to a lease at time of sale.  The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale.  To the extent that deposits or maintenance reserves are not included in the sale and the liability associated with such items is transferred to the purchaser of the equipment, the Company includes such items in its calculation of gain or loss.  The Company also engages in engine exchanges and where the cash element of the exchange exceeds 25% of the fair value of the transaction the exchange is treated as a monetary one and the gain on sale is recognized.

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

Management believes that the following accounting policies and estimates are critical to the results of operations: useful life of equipment, residual values and asset impairment (refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information).

If the useful lives or residual values are lower than those estimated by the Company, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

(o)                 Comprehensive Income

The Company reports changes in equity from all sources.  For the years ended December 31, 2002 and 2001, comprehensive income includes net income and the net gain or loss on the change in fair value of cash flow hedges.  For the year ended December 31, 2000, comprehensive income equaled net income.

(p)                 Per share information

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  The computation of fully diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares.  The reconciliation between basic common shares and fully diluted common shares is presented below:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,831	8,771	7,512
Potentially dilutive common shares	20	121	95
Total Shares	8,851	8,892	7,607
Potential common stock excluded as anti-dilutive in period	1,263	587	427

(q)                 Investments

Investments are in non-marketable securities where management does not have significant influence and are recorded at cost. Management evaluates the investments for impairment quarterly and at December 31, 2002, no adjustment to the carrying value was required.

(r)                   Stock Options

The Company accounts for its stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation.”  APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123).  SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans.  SFAS 123 encourages, but does not require, all entities to adopt a fair value based method of accounting for stock based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period.  However, SFAS 123 allows an entity to continue to use the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation together with enhanced disclosure requirements.

This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. In addition, this Statement does not permit the use of the prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

At December 31, 2002, 2001 and 2000, the Company had two stock-based compensation plans, as described in Note 10.  The Company applies APB 25 in accounting for its plans.  Accordingly, no compensation expense for continuing operations has been recognized for its Purchase Plan and Plan.  Had compensation cost for the Company’s two stock-based compensation plans and warrants been determined consistent with SFAS 148, the Company’s net income and earnings per share would have been as follows:

	2002	2001	2000
Income from continuing operations as reported	$3,596	$7,643	$5,474
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(929)	(1,191)	(680)
Proforma net income	$2,667	$6,452	$4,794

Basic earnings per common share from continuing operations as reported	$0.41	$0.87	$0.73
Basic earnings per common share from continuing operations pro forma	$0.30	$0.74	$0.64

Diluted earnings per common share from continuing operations as reported	$0.41	$0.86	$0.72
Diluted earnings per common share from continuing operations pro forma	$0.30	$0.73	$0.63

The fair value of the purchase rights under the Purchase Plan, the Plan and the warrants is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected Dividend Yield	0%	0%	0%	0%	0%	0%
Risk-free Interest Rate	3.47%	2.77%	6.75%	3.94%	2.77%	5.63%
Expected Volatility	72.80%	74.88%	74.4%	72.80%	74.88%	74.4%
Expected Life (in years)	3.89	3.05	3.77	0.5-2.0	0.5-2.0	0.5-2.0

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

(s)                   Initial Direct Costs associated with Leases

The Company accounts for the initial direct costs incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease.

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

The Company sold its aircraft parts and components subsidiary, WASI and its membership interest in its engine repair joint venture with Chromalloy Gas Turbine Corporation, PGTC LLC, to SRT Group.

As part of the transaction, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI.  Certain of these engines are subject to put option arrangements where, at the option of the Company, SRT Group America has agreed to purchase these engines in the future at pre - determined prices.

To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the results of operation were included in discontinued operations. Any remaining equipment retained upon the sale of WASI and not disposed of as of December 31, 2001, was reclassified to Continuing Operations effective January 1, 2002.

Income from discontinued operations for the years ended December 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000
Revenue:
Operating lease income	$637	$2,383
Spare parts sales	—	23,479
Sale of equipment acquired for resale	—	2,500
Other income	—	(20)

Total Revenue	637	28,342

Expenses:
Depreciation expense	343	2,206
Cost of spare parts sales	150	18,030
Cost of equipment acquired for resale	—	2,150
General and administrative	—	3,153

Total expenses	493	25,539

Earnings from Discontinued Operations	144	2,803
Net interest and finance cost	49	1,037
Loss from unconsolidated affiliate	—	1,344
Earnings (loss) before income taxes	95	422
Income taxes	(38)	(164)
Income from Discontinued Operations	$57	$258

The (loss)/gain on disposal of discontinued operations for the years ended December 31, 2001 and 2000 is as follows (in thousands of dollars):

	2001	2000
Proceeds from sale of shares in WASI and interest in PGTC	$—	$37,985
Book value of assets sold	—	(33,759)
	—	4,226
Transaction costs	—	(448)
Operating loss from measurement date to closing	—	(588)
Post-closing sale price adjustment	(384)	—
Loss on disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations before taxes	(1,263)	2,719
Income taxes	507	(637)
Net (loss)/gain on disposal of discontinued operation	$(756)	$2,082

Net assets of discontinued operations on the balance sheet as of December 31, 2001 are as follows (in thousands of dollars):

2001
Receivables	$40
Equipment held for operating lease (net of accumulated depreciation of $524)	1,214
Unearned lease revenue and security deposits	(124)

Net assets of discontinued operations	$1,130

(3)                   Equipment Held For Lease

At December 31, 2002, the Company had 120 aircraft engines and related equipment (including equipment under direct finance leases) with an aggregate original cost of  $521.8 million, 4 spare parts packages with an aggregate original cost of $14.6 million and 6 aircraft with an aggregate original cost of $24.9 million in its operating and finance lease portfolio.  At December 31, 2001, the Company had 110 aircraft engines and related equipment with an aggregate original cost of $499.8 million, 4 spare parts packages with an aggregate original cost of $14.8 million and 6 aircraft with an aggregate original cost of $23.6 million in its operating and finance lease portfolio.

The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s option, to SRT Group America (which includes avioserv, the successor to WASI) at pre-determined prices.  At December 31, 2002 there were five remaining engines with put options having a book value of $1.0 million.  In 2002, the Company gave notice of its intention to exercise four of these put options  and intends to close the puts as soon as possible, subject to satisfactory resolution of a contract dispute with avioserv.

A majority of the Company’s aircraft equipment is leased and operated internationally.  All leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases its aircraft equipment to lessees domiciled in 9 geographic regions.  The tables below set forth geographic information about the Company’s operating leased aircraft equipment grouped by domicile of the lessee:

	Years ended December 31,
Operating lease revenue from continuing operations	2002	2001	2000
	(in thousands)
Region
United States	$9,067	$12,669	$12,554
Canada	1,041	3,409	4,141
Mexico	2,717	2,004	3,560
Australia/New Zealand	305	—	280
Europe	24,906	27,919	16,775
South America	6,322	5,787	5,840
Asia	5,683	4,772	3,435
Africa	418	—	—
Middle East	4,309	3,281	1,689
Totals	$54,768	$59,841	$48,274

	Years ended December 31,
Operating lease revenue from continuing operations less applicable depreciation, interest and residual share:	2002	2001	2000
	(in thousands)
Region:
United States	3,071	$4,424	$3,137
Canada	488	535	858
Mexico	1,177	652	1,105
Australia/New Zealand	141	—	64
Europe	12,461	11,178	4,273
South America	3,257	1,765	1,552
Asia	2,978	1,720	816
Africa	135	—	—
Middle East	1,860	1,075	385
Off-lease and other	(8,097)	(1,541)	(557)

Totals	$17,471	$19,808	$11,633

	Years ended December 31,
Net book value of operating leased assets:	2002	2001	2000
	(in thousands)
Region
United States	$47,484	$85,235	$74,045
Canada	13,415	493	32,714
Mexico	26,776	13,247	12,737
Australia/New Zealand	18,103	—	—
Europe	179,230	192,266	186,728
South America	44,265	48,304	40,484
Asia	42,450	38,368	22,946
Africa	15,462	—	—
Middle East	34,173	35,255	11,895
Off-lease and other	75,040	74,874	27,265

Totals	$496,398	$488,042	$408,814

Included in “off-lease and other” is equipment that is held for disposal totaling approximately $2.4 million at December 31, 2002.

Finance leased assets generated $629,000, $674,000 and $738,000 of revenue in 2002, 2001, and 2000, respectively.  After estimated interest expense such assets, generated $331,000, $178,000 and $53,000 respectively.  The net investment in direct finance leases on December 31, 2002 and 2001 was as follows:

	2002	2001
	(in thousands)
Minimum payments receivable	$2,703	$3,799
Estimated residual value of leased assets	4,950	4,950
Unearned income	(821)	(1,450)
Net investment in finance lease	$6,832	$7,299

As of December 31, 2002, minimum future payments under noncancelable leases were as follows:

Year	Operating	Finance
	(in thousands)
2003	$43,771	$1,428
2004	29,039	1,275
2005	22,385	—
2006	13,528	—
2007	9,587	—
Thereafter	14,420	—
	$132,730	$2,703

As of December 31, 2002 and 2001, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2002 Net Book Value (in thousands)	Lease Term	December 31, 2001 Net Book Value (in thousands)
Off-lease and other	$75,040	Off lease and other	$74,874
Month-to-month leases	40,566	Month-to-month leases	49,620
Leases expiring 2003	156,453	Leases expiring 2002	119,162
Leases expiring 2004	35,782	Leases expiring 2003	86,381
Leases expiring 2005	48,062	Leases expiring 2004	30,388
Leases expiring 2006	53,790	Leases expiring 2005	38,887
Leases expiring 2007	30,213	Leases expiring 2006	52,039
Leases expiring thereafter	56,492	Leases expiring thereafter	36,691
	$496,398		$488,042

(4)                                 Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2002	2001
	(in thousands)
Note payable at a floating interest rate of LIBOR plus 2.3%. Secured by aircraft engines and the proceeds thereof. The note matures in October 2006.	629	685

Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft engines, spare parts and the proceeds thereof. The note matures in June 2004 but was repaid in January 2003.	366	610

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines and the proceeds thereof. The note matures in September 2006.	2,995	3,304

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds thereof. The note matured in January 2003 and was extended until March 2003.	3,884	5,338

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds thereof. The note matures in September 2005.	6,799	7,634

Note payable at a floating rate of interest based on commercial paper rates plus 1.55% secured by engines, the proceeds thereof and certain deposits.  The facility had a committed amount of $190 million. The facility had an eight-year initial term with a revolving period extended to April 2003 followed by a seven-year amortization period.  The Company had guaranteed the obligations under the facility on a limited basis, up to an amount equal to the greater of: (i) the lesser of $5.0 million and 20% of the outstanding obligations or (ii) 10% of the outstanding obligations. This facility was repaid in 2002.

	—	183,715

$225 million Class A notes payable at a floating rate of interest based on commercial paper rates plus  an average weighted spread of 1.48% and $25 million Class B notes payable at LIBOR plus an average weighted spread of 4.06%. The spreads will increase by pre-determined amounts during the loan to maximum average weighted spreads of 2.69% and 6.29% respectively, by September 2003. The facility has a committed amount of $250 million. The facility has a 1-year revolving period ending September 2003, followed by a 4-year amortization period.  However, $50 million is only available to be drawn on until March 31, 2003. The Company has a guarantee to Class B Noteholders to a maximum of $25 million. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

	200,000	—

Credit facility at a floating rate of interest of LIBOR plus 2.00%. Secured by engines, and the proceeds thereof. The facility has a committed amount of $125 million. The facility matures in May 2004.	125,000	108,245

Note payable at a floating rate of LIBOR + 2.75%. The note matures in December 2009. Secured by an aircraft.	460	500

Note payable at a floating rate of LIBOR + 2%. The note matures in proportion to the leases of assets pledged under the facility up to March 30, 2005. The facility has a committed amount of $35 million. Secured by aircraft engines and the proceeds thereof. This loan was repaid in 2002.	—	22,822

Note payable at a floating rate of LIBOR + 2.05% The note matures on June 30, 2005. Secured by aircraft engines and the proceeds thereof.	24,547	26,694

Total notes payable	$364,680	$359,547

In 2002, the Company prepaid a $35.0 million credit facility at a discount, generating a gain of $4.1 million.

At December 31, 2002 LIBOR was approximately 1.38% and the Commercial Paper rate was approximately 1.42%.  At December 31, 2001, the rates were 1.87% and 2.04%, respectively.

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The fair value of the Company’s debt is estimated by the Company to be $362.9 million at December 31, 2002.

Principal outstanding at December 31, 2002, is repayable as follows:

Year	(in thousands)
2003	$10,840
2004	140,669
2005	36,895
2006	14,108
2007	11,777
Thereafter	150,391
$364,680

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverages.  As of December 31, 2002, the Company was in compliance with all covenant requirements.

At December 31, 2002, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of December 31, 2002, this facility was fully drawn. The facility matures in May 2004. The interest rate on this facility at December 31, 2002 is LIBOR plus 2.00%.  Under the $125.0 million revolver facility, all subsidiaries except WLFC-AC1 and WEF jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to  either call for a payment, demand performance or call the  full amount of the loan.

At December 31, 2002, the Company had a $24.5 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  This facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At December 31, 2002, the Company had a $250.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, Willis Engine Funding LLC (WEF) for the purpose of financing aircraft engines, comprised of $225.0 million Class A notes payable at a floating rate of interest based on commercial paper rates plus currently an average weighted spread of 1.48% and $25.0 million Class B notes payable at LIBOR plus an average weighted spread of 4.06%. The spreads will increase by pre-determined amounts during the loan to maximum average weighted spreads of 2.69% and 6.29% respectively, by September 2003. The facility has a 1-year revolving period ending September 2003, followed by a 4-year amortization period.  However, $50.0 million is only available to be drawn on until March 31, 2003. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $25 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At December 31, 2002 and 2001, the Company held deposits in the amount of $24.5 million and $20.4 million, respectively, consisting of bank accounts that are subject to withdrawal restrictions as per lease or loan agreements.  Included in these amounts are payments to the Company required by certain lease agreements for periodic engine maintenance.  These accounts also include security deposits held.  Substantially all of the deposits bear interest for the Company’s benefit.

(5)                                Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138).  At December 31, 2002, the Company was a party to interest rate swap agreements with notional outstanding amounts of $55.0 million, remaining terms of between 8 and 60 months and fixed rates of between 3.32% and 5.96%.  The fair value of these swaps at December 31, 2002, was negative $1.9 million and represented the estimated amount the Company would have to pay to terminate the swaps.  The Company purchased a number of forward-commencing interest rate caps, documented and designated as cash flow hedges, during the second quarter of 2002. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing in 2003 and rates capped at 5.5%. At December 31, 2002, the estimated fair value of the caps was positive $57,000, representing an asset of the Company.

Under the swap contracts, the difference between the index and the fixed rate that is paid or received by the Company is charged or credited to interest expense.

The Company uses an external provider to ascertain the fair value of the hedges and assess the effectiveness of the hedges during the period.  Valuation of the hedges requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation.  Management believes it has applied assumptions consistently during the period and has not changed its methods of valuation or assessment of effectiveness during the period.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Accumulated Other Comprehensive Income/(Loss) and/or earnings for the period.  For the year ended December 31, 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.2 million (net of tax of $0.1 million) and approximately $0.1 million change in fair value was recognized in earnings as an expense. For the year ended December 31, 2001, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a loss of $1.4 million (net of tax of $0.8 million) and on January 1, 2001, upon adoption of Statement SFAS 133, a transition adjustment of a loss of $0.5 million (net of tax benefit of $0.3 million) was also recorded to Accumulated Other Comprehensive Income/(Loss). Interest expense for the year ended December 31, 2002 and 2001, was increased due to the Company’s interest rate hedges by approximately $2.8 million and $1.9 million, respectively. For the year ended December 31, 2000, interest expense was reduced due to the Company’s interest rate hedges by approximately $0.5 million. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate hedges is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on earnings in future periods of a reduction in effectiveness at this time.  However, it is the Company’s intention to hold the interest rate hedges until their maturity and it does not anticipate any reduction in hedge effectiveness.

(6)                                Income Taxes

The components of income tax for continuing operations for the years ended December 31, 2002, 2001 and 2000, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2002
Current	$68	$13	$81
Deferred	1,006	(349)	657
	$1,074	$(336)	$738

December 31, 2001
Current	$(3,018)	$14	$(3,004)
Deferred	6,254	1,124	7,378
	$3,236	$1,138	$4,374

December 31, 2000
Current	$—	$15	$15
Deferred	2,853	600	3,453
	$2,853	$615	$3,468

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense on continuing operations:

	Years ended December 31,
	2002		2001		2000
	(in thousands and% of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	1,474	34	4,086	34	3,040	34
State taxes, net of federal benefit	(222)	(5)	751	6	406	5
Extraterritorial income exclusion	(533)	(12)	(468)	(4)	—	—
Other	19	—	5	—	22	—
Effective income tax expense	738	17	4,374	36	3,468	39

In 2002 and 2001, the Company has determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

In 2002, the Company changed its estimated apportionment of income attributable to California resulting in an income tax benefit of $0.6 million.  In addition, the Company has provided for a gross valuation allowance of $0.1 million relating to California net operating losses expiring in 2006 where management believes realizing the benefit of the loss carry forward is not assured, shown in state taxes in the table above.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Charitable contribution	$52	$45
Unearned lease revenue	2,166	2,386
State Taxes	4	5
Reserves and allowances	131	66
Alternative minimum tax credit	335	335
Net operating loss carry forward	23,358	16,342
Total gross deferred tax assets	26,046	19,179
Less valuation allowances	(115)	—
Net deferred tax assets	25,931	19,179
Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(50,483)	(43,074)
	(24,552)	(23,895)
Deferred tax asset related to unrealized loss on derivative instruments	963	1,091
Net deferred tax liability	$(23,589)	$(22,804)

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $67.1 million for federal tax purposes and $9.5 million for state tax purposes.  The federal net operating loss carry forwards will expire through the year 2022 and the state net operating loss carry forwards will expire through 2014.  However, the Company has provided for a valuation allowance against California net operating losses (NOLs) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group.  As of December 31, 2002, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities.  Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap and cap agreements.  As of December 31, 2002, such swap agreements had notional outstanding amounts of $55 million, average remaining terms of between 8 and 60 months and average fixed rates of between 3.32% and 5.96%.  Caps had notional amounts of $60.0 million, effective dates commencing in 2003, with 3-year terms and rates capped at 5.5%

As a result of these swap arrangements, interest expense was increased in 2002 and 2001 by $2.8 million and $1.9 million  For further information see note 1(g) and note 5.

(8)                                 Commitments, Contingencies, Guarantees and Indemnities

The Company has two leases for its office space.  The annual lease rental commitment for the Sausalito office for 2003 is approximately $307,000 and the lease expires on December 31, 2005 and there are scheduled rent increases in the remaining two years. The remaining lease rental commitment, for premises subleased from avioserv, is approximately $84,000 and the lease expires on November 30, 2003.

The Company has a commitment to purchase, for delivery during 2003, certain aircraft engine equipment for a total of approximately $1.3 million.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 6 for a full description of the nature and terms of these guarantees.  Additionally, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except taxes incurred by the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

(9)                                 Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma).  The Company’s investment is 7% in the venture.  Sichuan Snecma will focus on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  As of the year ended December 31, 2002, $1.5 million has been contributed. This investment is recorded at cost.

(10)                          Employee Benefit Plans

Employee Stock Purchase Plan

The Company has a 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which 75,000 shares of common stock have been reserved for issuance.  This plan was effective in September 1996.  Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year.  Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period.  In fiscal 2002 and 2001, 8,025 and 7,092 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted in 2002 and 2001 were $2.67 and $3.22, respectively.

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

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 1999	97,315	737,935	$10.43
Additional Options Made Available	500,000	—	—
Options Granted	(389,264)	389,264	10.70	$3.35
Options Exercised	—	—	—
Options Canceled	151,544	(151,544)	10.94
Balances at December 31, 2000	359,595	975,655	$8.54
Additional Options Made Available	1,000,000	—	—
Options Granted	(535,909)	535,909	7.07	$3.24
Options Exercised	—	(114,223)	4.07
Options Canceled	122,835	(122,835)	15.47
Balances at December 31, 2001	946,521	1,274,506	$7.67
Options Granted	(317,542)	317,542	4.67	2.63
Options Canceled	54,636	(54,636)	5.37
Balances at December 31, 2002	683,615	1,537,412	$7.13

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2000	347,474	$10.70
At December 31, 2001	558,300	$9.58
At December 31, 2002	822,367	$8.63

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $5.40	768,549	8.34	$4.87	212,828	$4.46
From $5.50 to $10.00	556,808	7.36	7.46	416,308	8.03
From $10.40 to $22.13	212,055	4.97	14.52	193,231	14.52
From $1.30 to $22.13	1,537,412	7.52	$7.13	822,367	$8.63

Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997.  The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code.  The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States.  In 2002, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $11,000 (or $12,000 for employees 50 years of age). The Company matches employee contributions up to 50% of 8% of the employee’s salary which totaled $94,000 in 2002 and $99,000 in 2001 and up to 50% of 6% of the employees’ salary in 2000 for a total of $96,000.

(11)                          Warrants

In conjunction with the initial public offering, the Company sold five-year purchase warrants for $0.01 per warrant covering an aggregate of 100,000 shares of Common Stock exercisable at a price equal to 130% of the initial public offering price.  The warrants expired on September 18, 2001.

(12)                          Equity

During the year ended December 31, 2000, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and an option, exercisable within 18 months of the closing date, to purchase newly issued shares of its common stock in a private placement.  The option was not exercised and has lapsed.

(13)                          Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,352	$13,408	$14,005	$18,187	$59,952
Net income	966	577	33	2,020	3,596

Basic earnings per common share
Net income	0.11	0.07	0.00	0.23	0.41

Diluted earnings per common share
Net income	0.11	0.07	0.00	0.23	0.41

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,841	8,857	8,851

Fiscal 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$17,097	$19,227	$16,200	$13,627	$66,151
Income from continuing operations	2,499	2,969	1,755	420	7,643
Discontinued operations	(179)	(606)	45	41	(699)
Net income	2,320	2,363	1,800	461	6,944

Basic earnings per common share
Income from continuing operations	0.29	0.34	0.20	0.05	0.87
Discontinued operations	(0.02)	(0.07)	—	—	(0.08)
Net income	0.27	0.27	0.20	0.05	0.79

Diluted earnings per common share
Income from continuing operations	0.28	0.33	0.20	0.05	0.86
Discontinued operations	(0.02)	(0.06)	—	—	(0.08)
Net income	0.26	0.27	0.20	0.05	0.78

Average common shares outstanding	8,709	8,735	8,812	8,826	8,771
Diluted average common shares outstanding	8,883	8,905	8,954	8,844	8,892

(14) Related Party and Similar Transactions

The Company continues to use PGTC LLC’s services to repair/refurbish engines prior to sale or re-lease.  The Company also sells engines to avioserv. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices.  The Company notified avioserv of its intention  to exercise put options with respect to four engines and expects to close the puts during 2003, subject to satisfactory resolution of a contract dispute with avioserv. The Company also leases office and warehouse space from avioserv with the lease term expiring November 30, 2003.

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) originally scheduled to end on November 30, 2003, however Flightlease is now in liquidation, and SRT has sold its interest in SR Technics Switzerland, to a group consisting of 3i (an investment company) and SRT’s management, and as a result, the cooperation agreement was terminated January 20, 2003.  During the years ended December 31, 2002 and 2001, respectively, there were no transactions initiated by either party .  Flightlease and SRT are members of FlightTechnics, an entity that owns 15% of the Company’s common stock.

The Company leases engines to SR Technics Switzerland having a book value of approximately $40.3 million with lease terms expiring in up to eight years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company.

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and current Director of the Company, Hans Joerg Hunziker. The agreement is for a one-year term, ending September 2003, to provide strategic advice and investigation into additional sources of capital.

Schedule II

Valuation Accounts (in thousands)

Willis Lease Finance Corporation

Valuation Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balanceat End of Period
December 31, 2000
Accounts receivable, allowance for doubtful accounts	$47	$24	$(71)	$—
December 31, 2001
Accounts receivable, allowance for doubtful accounts	—	200	(25)	175
December 31, 2002
Accounts receivable, allowance for doubtful accounts	175	200	(76)	299