Form 10-Q
period 2003-03-31
WILLIS LEASE FINANCE CORP
filed 2003-05-14
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 5, 2003
Common Stock, $0.01 Par Value	8,838,140

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents including restricted cash of $26,297 and $24,486 at March 31, 2003 and December 31, 2002, respectively	$35,966	$27,289
Equipment held for operating lease, less accumulated depreciation of $56,818 and $54,687 at March 31, 2003 and December 31, 2002, respectively	483,684	496,398
Net investment in direct finance lease	6,636	6,832
Operating lease related receivable, net of allowances of $294 and $299 at March 31, 2003 and December 31, 2002, respectively	3,075	3,380
Inventory held for sale	6,926	—
Investments	1,480	1,480
Assets under derivative instruments	71	57
Other assets	8,489	8,559
Total assets	$546,327	$543,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,507	$4,328
Liabilities under derivative instruments	2,131	1,903
Deferred income taxes	23,911	23,589
Notes payable	365,461	364,680
Maintenance reserves	35,813	34,211
Security deposits	2,319	3,501
Unearned lease revenue	5,942	6,253
Total liabilities	440,084	438,465

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	$—	$—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,838,140 and 8,833,978 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively)	88	88
Paid-in capital in excess of par	61,664	61,646
Accumulated other comprehensive loss, net of tax of $1,028 and $960 at March 31, 2003 and December 31, 2002, respectively	(1,723)	(1,576)
Retained earnings	46,214	45,372
Total shareholders’ equity	106,243	105,530

Total liabilities and shareholders’ equity	$546,327	$543,995

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE
Lease revenue	$14,004	$13,617
Gain on sale of leased equipment	38	735
Spare parts sales	526	—
Total revenue	14,568	14,352

EXPENSES
Depreciation expense	5,254	4,717
Cost of goods sold	526	—
General and administrative	3,386	3,691
Total expenses	9,166	8,408

Earnings from operations	5,402	5,944

Interest expense	4,242	4,524
Interest income	(69)	(90)
Net interest and finance costs	4,173	4,434

Income before income taxes	1,229	1,510
Income taxes	(387)	(544)
Net income	$842	$966

Basic earnings per common share	$0.10	$0.11

Diluted earnings per common share	$0.09	$0.11

Average common shares outstanding	8,836	8,828
Diluted average common shares outstanding	8,875	8,854

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months Ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001	8,826	$88	$61,532	(1,815)	$41,776	$101,581

Net Income	—	—	—	—	966	966

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $272	—	—	—	533	—	533
Total comprehensive income						1,499

Shares issued	4	—	23	—	—	23
Balances at March 31, 2002	8,830	$88	$61,555	$(1,282)	$42,742	$103,103

Balances at December 31, 2002	8,834	$88	$61,646	$(1,576)	$45,372	$105,530

Net Income	—	—	—	—	842	842

Other comprehensive loss
Net loss on cashflow hedging instruments, net of tax of $68	—	—	—	(147)	—	(147)
Total comprehensive income						695

Shares issued	4	—	18	—	—	18

Balances at March 31, 2003	8,838	$88	$61,664	$(1,723)	$46,214	$106,243

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$842	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,254	4,717
Amortization	993	635
Allowances and provisions	10	50
Gain on sale of leased equipment	(38)	(735)
Changes in assets and liabilities:
Receivables	295	(763)
Inventory	526	—
Other assets	(914)	459
Accounts payable and accrued expenses	(937)	994
Deferred income taxes	387	545
Maintenance deposits	1,601	696
Security deposits	(21)	(467)
Unearned lease revenue	(611)	(62)
Net cash provided by operating activities	7,387	7,035
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	644	8,308
Purchase of equipment held for operating lease	(319)	(3,306)
Purchase of property, equipment and furnishings	—	(52)
Principal payments received on direct finance lease	196	111
Net cash provided by investing activities	521	5,061
Cash flows from financing activities:
Proceeds from issuance of notes payable	46,200	—
Debt issuance cost	(30)	—
Proceeds from issuance of common stock	18	23
Principal payments on notes payable	(45,419)	(3,770)
Net cash provided by/(used in) financing activities	769	(3,747)
Increase in cash and cash equivalents	8,677	8,349
Cash and cash equivalents at beginning of period including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	27,289	24,817
Cash and cash equivalents at end of period including restricted cash of $26,297 and $20,743 at March 31, 2003 and 2002, respectively	$35,966	$33,166

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$3,694	$4,340
Income Taxes	$15	$11

Supplemental disclosures of non-cash investing activities:
A liability of $1,120 was incurred in connection with engine overhauls.

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003, and December 31, 2002, and the results of its operations for the three month periods ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.  The results of operations and cash flows for the period ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2003.

Management considers the operations of the Company to operate in one reportable segment.

2.     Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, and bad debts.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

3.     Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space.  The remaining lease rental commitment for the Sausalito office for 2003 is approximately $230,000 and the lease expires on December 31, 2005 and there are scheduled rent increases in the remaining two years. The remaining lease rental commitment, for premises subleased from avioserv (the Company’s former parts subsidiary), is approximately $61,000 and the lease expires on November 30, 2003.  The Company also leases premises in Beijing, China, with an annual lease commitment of approximately $54,000 with the lease expiring in January 2004.

The Company has a commitment to purchase, for delivery during 2003, certain aircraft engines and related equipment for a total of approximately $3.9 million.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guarantees.  Additionally, as is customary industry practice, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except any taxes based on the net income of the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

4.     Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at March 31, 2003 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value was required at March 31, 2003.

5.     Notes Payable

At March 31, 2003, notes payable consists of bank loans totaling $365.5 million payable over periods of 1 to 7 years with interest rates varying between approximately 3.1% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At March 31, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of March 31, 2003, $25.7 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at March 31, 2003 is LIBOR plus 2.00%.  Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to  either call for a payment, demand performance or call the  full amount of the loan.

At March 31, 2003, the Company had a $24.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  As of March 31, 2003, this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At March 31, 2003, the Company had a fully-drawn $231.7 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $208.5 million Class A notes payable at a floating rate of interest based on commercial paper rates plus currently a weighted average spread of 1.78% and $23.2 million Class B notes payable at LIBOR plus a weighted average spread of 4.19%. The spreads will increase by pre-determined amounts during the loan to maximum average weighted spreads of approximately 2.67% and 6.27% respectively, by September 2003. Of the total facility, $200 million has a 1-year revolving period ending September 2003, followed, if not renewed, by a 4-year amortization period with the balance of the facility, being fully drawn, amortizing on a 4.5 year period commencing April, 2003.  The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $23.2 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At March 31, 2003, LIBOR was 1.31% and the commercial paper rate was approximately 1.30%. At March 31, 2002, the rates were approximately 2.01% and 2.04%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2003 (dollars in thousands):

Year Ending December 31,

2003	$6,204
2004	116,870
2005	38,751
2006	15,963
2007	187,447
2008 and thereafter	226
$365,461

6.     Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138).  At March 31, 2003, the Company was a party to interest rate swap agreements with notional outstanding amounts of $75.0 million, remaining terms of between 5 and 58 months and fixed rates of between 3.32% and 5.96%.  The fair value of these swaps at March 31, 2003, was negative $2.1 million and represented the estimated amount the Company would have to pay to terminate the swaps.  At March 31, 2003, the Company was party to a number of forward-commencing interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%. At March 31, 2003, the fair value of the caps was approximately positive $71,000.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/ (Loss) and/or Earnings for the period.  For the three months ended March 31, 2003 and 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss), net, was a loss of $0.1 million (net of tax benefit of $0.1 million) and $0.5 million gain (net of tax of $0.3 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended March 31, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $0.6 million and $0.8 million, respectively. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate hedges is reduced or they are terminated ahead of their maturity.  It is not possible to ascertain the effect on earnings for the remainder of 2003 of a reduction in effectiveness at this time and it is the Company’s intention to hold the interest rate hedges until their maturity.

7.  Stock Options

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

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123).  SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans.  SFAS 123 encourages, but does not require, all entities to adopt a fair value based method of accounting for stock based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period.  However, SFAS 123 allows an entity to continue to use the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

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

At March 31, 2003,  the Company had two stock-based compensation plans and applies APB 25 in accounting for its plans.  Accordingly, no compensation expense has been recognized for its 1996 Employee Stock Purchase Plan and 1996 Stock Option/Stock Issuance Plan.  Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending March 31,
	2003	2002
Net Income as reported	$842	$966
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(190)	(218)
Proforma net income	$652	$748

Basic earnings per common share as reported	$0.10	$0.11
Basic earnings per common share pro forma	$0.07	$0.08

Diluted earnings per common share as reported	$0.09	$0.11
Diluted earnings per common share pro forma	$0.07	$0.08

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

8.     Inventory

Inventory consists of airframe parts that were previously held as equipment for lease. The Company has a consignment agreement with a third party to sell, lease, loan or exchange these parts. The parts are valued at the lower of cost or market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase, sale and resale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, and bad debts.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, grouped by its activities, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For assets that are leased with an intent to disassemble at the end of their operating time, the Company depreciates the assets over their estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. A change in either of these estimates would cause an associated change in depreciation expense.

At the lease commencement, the Company often collects, in advance, security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an ongoing basis, maintenance reserves from the lessee based on the creditworthiness of the lessee.  The security deposit is returned to the lessee after all lease conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repairs associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent on the financial condition of the lessee.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002:

Leasing Related Activities.  Lease related revenue from continuing operations for the quarter ended March 31, 2003 increased 3% to $14.0 million from $13.6 million for the comparable period in 2002.  This increase mainly reflects a decreased amount of equipment off-lease together with an increase in the lease portfolio offset by reduced average lease rate factors. At March 31, 2003 and 2002, respectively, approximately 14% and 19% of equipment held for lease by book value were off-lease due mainly to the overall condition of the aviation industry with many airlines continuing to have difficulty forecasting their spare engine requirements.  The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2003 and 2002 was $490.3 million and $487.5 million, respectively.

During the quarter ended March 31, 2003, the Company sold four engines from its lease portfolio, including 3 engines subject to put options with its former parts subsidiary, avioserv, that were exercised in 2002, but subject to a contract dispute, which was resolved in 2003. The engines sold had a book value of $0.6 million and generated a gain of $38,000.

During the quarter ended March 31, 2003, there were no engines added to the portfolio. During the quarter ended March 31, 2002, the Company added $3.3 million of equipment and capitalizable costs to its lease portfolio.  The Company sold two engines to a third party from the lease portfolio.  The engines sold had a net book value of $7.6 million and realized a gain of $0.7 million.

Spare Parts Sales.  In February 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange a parts package that was previously available for lease.  For the three months ended March 31, 2003, the consignment agreement resulted in sales of $0.5 million with cost of goods sold of $0.5 million. There was no similar activity for the three months ended March 31, 2002. The related asset is shown as Inventory in the Balance Sheet at March 31, 2003. At March 31, 2002, the parts package was included in Equipment Held for Operating Lease.

Depreciation Expense.  Depreciation expense increased 11% to $5.3 million for the quarter ended March 31, 2003 from the comparable period in 2002, mainly due to accelerated depreciation on certain engine types, and to a lesser extent, the increase in the lease portfolio.

General and Administrative Expenses.  General and administrative expenses decreased 8% to $3.4 million for the quarter ended March 31, 2003, from the comparable period in 2002, mainly due to decreased employee costs and legal expenses offset by increased consulting costs.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 6% to $4.2 million for the quarter ended March 31, 2003, from the comparable period in 2002. Interest expense decreased 6% to $4.2 million for the quarter ended March 31, 2003, from the comparable period in 2002, due to a decrease in interest rates, partially offset by an increase in average debt.  Interest income was $0.1 million in both periods.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended March 31, 2003 and 2002, was $0.4 million and $0.5 million, respectively. The effective tax rates for the quarters ended March 31, 2003 and 2002 were 32% and 36%, respectively, due primarily to an increase in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Accounting Pronouncements

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

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement. (Refer to Managements’ Discussion and Analysis of Financial Condition and Result of Operations – Liquidity and Capital Resources for information on the debt guarantees.)

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $46.2 million and $0.0 million, in the three month periods ended March 31, 2003 and 2002, respectively, was derived from borrowings.  Cash flow from operating activities provided $7.3 million and $7.0 million in the three-month periods ended March 31, 2003 and 2002, respectively.  In these same time periods, $45.4 million and $3.8 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, repair and improvement to equipment for lease.  Approximately $0.3 million (including capitalized costs) and $3.3 million (including capitalized costs) of funds were used for these purposes in the three month periods ended March 31, 2003 and 2002, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has stabilized with approximately 14%, by book value, of the Company’s equipment held for lease off-lease at March 31, 2003, and December 31, 2002.  Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations.  The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At March 31, 2003, notes payable consists of bank loans totaling $365.5 million payable over periods of 1 to 7 years with current interest rates varying between approximately 3.1% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At March 31, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines  and spare parts for lease as well as for general working capital purposes.  As of March 31, 2003, $25.7 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at March 31, 2003, was LIBOR plus 2.00%.  Under the revolver facility, all subsidiaries except WLFC-AC1 and WEF jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option to make either a call to make up a payment or performance deficiency or it could be a full call of the loan.

At March 31, 2003, the Company had a fully drawn $231.7 million debt warehouse facility. A wholly-owned special purpose entity, WEF was created in 2002 for the purpose of financing, through this facility, jet aircraft engines acquired by such finance subsidiary from the Company. The facility is comprised of $200 million which has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period, and $31.7 million, fully drawn, which amortizes over a 4.5 year period, commencing April, 2003. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by WEF. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. If a securitization cannot be completed, the Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $208.5 million Class A notes and $23.2 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at March 31, 2003 is $23.2 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The WEF subsidiary is consolidated for financial statement presentation purposes. Interest on the Class A notes is currently a commercial paper rate plus a weighted average spread of approximately 1.78%. Interest on the Class B Notes is currently LIBOR plus a weighted average spread of 4.19%.  The spreads will increase by pre-determined amounts during the loan to maximum weighted average spreads of approximately 2.67% and 6.27%, respectively, by September 2003.

At March 31, 2003, the Company had a $24.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  At March 31, 2003 this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At March 31, 2003, LIBOR was approximately 1.31% and the commercial paper rate was approximately 1.30%. At March 31, 2002, the rates were approximately 2.01% and 2.04%, respectively.

Approximately $6.2 million of the Company’s debt is repayable during 2003.  Such repayments consist of scheduled installments due under term loans.  The table below summarizes the Company’s contractual commitments at March 31, 2003.

	Contractual Payments Due (in thousands)
Contractual Obligation	2003	2004	2005	2006	2007	Thereafter	Total
Debt	$6,204	116,870	38,751	15,963	187,447	226	$365,461
Operating leases on Company premises	$332	333	349	—	—		$1,014
Purchase of Equipment	$3,925	—	—	—	—	—	$3,925

Approximately $355.0 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow 85% of an engine purchase price and only 70% of a spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at March 31, 2003.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates.  In addition, commitment fees are payable on the unused portion of the revolving facility.

The Company’s lease of its office premises in Sausalito, California expires on December 31, 2005.  The Company’s lease of premises in San Diego, California expires in November 2003.  The Company’s lease of its premises in Beijing, China expires in January 2004.

The Company also has commitments to purchase aircraft engines and related equipment for delivery during the remainder of 2003, totaling approximately $3.9 million.

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

Management of Interest Rate Exposure

At March 31, 2003, $356.0 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $75.0 million, with remaining terms of between 5 and 58 months and fixed rates of between 3.32% and 5.96%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%.

Interest expense for the three-month period ended March 31, 2003, was increased due to the Company’s interest rate hedges by approximately $0.6 million compared to $0.8 million in the comparable period in 2002.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2003.

Related Party and Similar Transactions

The Company sells engines to avioserv, the successor to a former subsidiary of the Company and a current subsidiary of SRT Group America. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion, to avioserv at pre-determined prices. The Company notified avioserv of its intention in 2002 to exercise put options with respect to four engines and closed the puts during the first quarter of 2003 with respect to three of those engines. The Company also leases office space from avioserv with the lease term expiring November 30, 2003.

The Company leases engines to SR Technics Switzerland having a book value of approximately $40.0 million with lease terms expiring in up to seven years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was until recently a subsidiary of the SAir Group, an entity that is related to FlighTechnics LLC, which holds 15% of the Company’s common stock.

The Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease, a AG wholly-owned subsidiary of the SAir Group, and current Director of the Company. The agreement is for a one-year term ending in 2003, to provide strategic advice and investigation into additional sources of capital in Europe.

Factors That May Affect Future Results

Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  Forward-looking statements give the Company’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements made by the Company.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 and changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, (xi) the war in Iraq, (xii) the recent SARS outbreak, and (xiii) other terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

Recently, two of the Company’s customers, Air Canada and Avianca, filed for bankruptcy. Air Canada currently leases 1 engine from the Company and as of May 5, 2003, owed approximately $0.3 million comprising of $0.1 million of pre-petition debt and $0.2 million of post-petition debt. The Company also holds deposits totaling approximately $0.1 million. Avianca currently leases 4 engines from the Company and has filed for bankruptcy in the United States which is outside its home jurisdiction. Motions are being heard shortly to affirm or dismiss the bankruptcy application, however, in an initial hearing, Avianca was granted relief from payment of rents and reserves for the period March 21, 2003 to May 20, 2003. Avianca currently owes approximately $0.5 million and the Company has deposits and provisions offsetting this amount.  It is premature to speculate what impact these bankruptcies will have on our future financial results.

The Company’s leases are generally structured at fixed rental rates for specified terms while a majority of the Company’s borrowings are at floating rates.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For the three months ended March 31, 2003, 89% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

The Company’s lease portfolio has grown significantly in recent years.  The Company’s growth has placed, and is expected to continue to place, a significant strain on the Company’s managerial, operational and financial resources.  There is no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected.  The Company may also acquire businesses that would complement or expand the Company’s existing businesses.  Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the impairment of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue and earnings levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company obtains a substantial portion of its portfolio of engines and aircraft from airlines, overhaul facilities and other suppliers.  There is no organized market for engines and aircraft, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment.  The market for sales of surplus engines and aircraft is highly competitive, in some instances involving a bidding process.  While the Company has been able to purchase surplus inventory in this manner successfully in the past, there is no assurance that surplus engines and aircraft of the type required by the Company’s customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  A majority of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $3.5 million per annum (in 2002, the effect would have been $3.5 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $7.0 million per annum (in 2002, the effect would have been $6.9 million). The foregoing effect of interest rate changes, including interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings (refer to “Management of Interest Rate Exposure” for more details of the Company’s hedging arrangements and Note 6 for its accounting treatment). Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates.  Other financial assets and liabilities are at fixed rates.

The Company is also exposed to currency devaluation risk.  During the three month period ended March 31, 2003, 89% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2003

Willis Lease Finance Corporation

By:	/s/ Monica J. Burke
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

Date:	May 14, 2003

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

Date:	May 14, 2003

/s/ Monica J. Burke
Monica J. Burke
Chief Financial Officer and Executive Vice President