Form 10-K/A
period 2002-12-31
WILLIS LEASE FINANCE CORP
filed 2003-08-01
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 331-5281

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock Preferred Stock	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                      Yes  ☐          No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21.4 million (based on a closing sale price of $4.83 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2003 was 8,838,140.

The Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K/A.

Purpose of Amendment

The purpose of this Amendment to Willis Lease Finance Corporation’s Annual Report on Form 10-K is to restate Income from Discontinued Operations, Equipment Held for Operating Lease and Deferred Income Taxes as of, and for the year ended December 31, 2000 and the associated impact on the financial statements at December 31, 2001 and 2002, respectively.

WILLIS LEASE FINANCE CORPORATION

2002 FORM 10-K/A ANNUAL REPORT

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

The Company’s core focus is on providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2002, the Company had a total lease portfolio of 56 lessees in 31 countries and the Company’s total lease portfolio (including net investments in direct finance leases) consisted of 120 engines and related equipment, six aircraft and four spare parts packages with an aggregate net book value of $502.2 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International (“CFM”), General Electric, Pratt & Whitney (“PW”), Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft.

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

AIRCRAFT EQUIPMENT LEASING

Leases.  The vast majority of the Company’s leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases.  Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to their shorter-term nature and the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

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

As of December 31, 2002, the Company had a total portfolio of 120 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $560.1 million in its lease portfolio.  As of December 31, 2001, the Company had a total portfolio (including 4 engines classified as discontinued operations) of 114 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $538.9 million in its lease portfolio.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data and operating information of the Company.  The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Years Ended December, 31
	2002	2001	2000 (as restated)	1999	1998
	(dollars in thousands)
Revenue:
Lease revenue	$55,397	$60,515	$49,012	$44,079	$31,607
Gain on sale of leased equipment	482	5,636	8,129	11,371	12,628
Sale of equipment acquired for resale	—	—	—	9,775	4,106
Net gain on debt prepayment	4,073	—	—	—	—
Other income	—	—	489	—	—
Total revenue	59,952	66,151	57,630	65,225	48,341

Income from continuing operations	3,596	7,643	5,474	10,123	8,314

Net income	3,596	6,944	7,189	3,283	9,251

Basic earnings from continuing operations per common share	$0.41	$0.87	$0.73	$1.37	$1.14
Diluted earnings from continuing operations per common share	$0.41	$0.86	$0.72	$1.36	$1.11

	(as restated)	(as restated)
Balance Sheet Data:
Total assets	$542,995	$531,453	$454,930	$408,752	$326,105
Debt (includes capital lease obligation)	$364,680	$359,547	$301,346	$292,167	$214,860
Shareholders’ equity	$104,905	$100,956	$95,065	$69,538	$65,842

Lease Portfolio:
Engines at end of the period – continuing operations	120	110	100	87	69
Engines at end of the period – discontinued operations	—	4	10	14	5
Spare parts packages at the end of the period	4	4	4	4	7
Aircraft at the end of the period	6	6	6	8	5

As noted above, certain items have been restated, refer to Note 15 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General.  The Company’s core focus is providing operating leases of aftermarket commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2002, the Company had a total portfolio of 56 lessees in 31 countries and its total lease portfolio consisted of 120 engines and related equipment, six commuter aircraft and four spare parts packages with an aggregate net book value of $502.2 million.  The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets.  The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.  These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

RESTATEMENT OF 2000 FINANCIAL STATEMENTS

As more fully discussed in Note 15 to the Consolidated Financial Statements, during 2003 the Company discovered an error relating to the calculation of cost of goods sold of an inventory item disposed of in the year ended December 31, 2000. Accordingly, the financial statements for the year ended December 31, 2000 have been restated and the financial statements for the years ended December 31, 2001 and 2002 have been restated due to the impact of the restatement on brought-forward balances included in those subsequent years. As a result of the error, income from discontinued operations, net income and retained earnings for the year ended December 31, 2000 have been reduced by $625,000 (net of tax benefit of $375,000), and equipment held for operating lease and deferred income taxes were reduced by $1.0 million and $375,000, respectively. The restatement also affects retained earnings, equipment held for operating lease and deferred income  taxes by the same amounts at December 31, 2001 and 2002. There is no effect on operating, finance or investing cash flows for any period.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on  available market data and are subject to fluctuation from time to time.  The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

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

Leasing Related Activities. Lease related revenue for the year ended December 31, 2002, decreased 8% to $55.4 million from $60.5 million for the comparable period in 2001. This decrease primarily reflects an increased amount of equipment off-lease and reduced average lease rate factors, partially offset by an increase in the lease portfolio.  The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2002 and 2001 was $502.2 million and $494.3 million, respectively, an increase of 2%. At December 31, 2002, and 2001, respectively, approximately 14% and 15% of equipment by book value were off-lease, however, the average utilization for the year ended December 31, 2002 was 82% compared to 91% in the prior year.  The increased percentage of off-lease equipment the Company experienced was due to the overall condition of the airline industry, with many airline customers having difficulty forecasting their spare engine requirements due to varying degrees of uncertainty.

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

Discontinued Operations.  In November 2000, the Company agreed to sell its engine parts and components subsidiary (WASI) and its membership interest in its engine repair joint venture (PGTC LLC).  The sale was completed on November 30, 2000. Accordingly, the Company’s parts operations and its equity share of the results of the joint venture were accounted for as discontinued operations. There were no discontinued operations for the year ended December 31, 2002, as any remaining equipment still owned and not disposed of as of December 31, 2001, was reclassified to Continuing Operations effective January 1, 2002.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2001		2000
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$60,515	91.5%	$49,012	85.0%
Gain on sale of leased equipment	5,636	8.5	8,129	14.1
Other income	—	—	489	0.9
Total	$66,151	100%	$57,630	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2001, increased 23% to $60.5 million from $49.0 million for the comparable period in 2000. This increase primarily reflects lease related revenues from additional engines partially offset by reduced utilization.  The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2001 and 2000 was $494.3 million and $415.7 million, respectively, an increase of 19%.  At December 31, 2001, and 2000, respectively, approximately 15% and 7% of equipment by book value were off-lease.

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

Net earnings from the discontinued operations for the years ended December 31, 2001 and 2000 was as follows (in thousands of dollars):

	2001	2000 (as restated)
Revenue:
Operating lease income	$637	$2,383
Spare parts sales	—	23,479
Sale of equipment acquired for resale	—	2,500
Other income	—	(20)

Total Revenue	637	28,342

Expenses:
Depreciation expense	343	2,206
Cost of spare parts sales	150	19,030
Cost of equipment acquired for resale	—	2,150
General and administrative	—	3,153

Total expenses	493	26,539

Earnings from operations	144	1,803
Net interest and finance cost	49	1,037
Loss from unconsolidated affiliate	—	1,344
Earnings/(loss) before income taxes	95	(578)
Income tax (expense)/benefit	(38)	211
Net earnings/(loss) from discontinued operations	$57	$(367)

The net (loss)/gain on disposal of discontinued operations for the years ended December 31, 2001 and 2000 was as follows (in thousands of dollars):

	2001	2000

Proceeds from sale of shares in WASI and interest in PGTC LLC	$—	$37,985
Book value of assets sold	—	(33,759)
	—	4,226
Transaction costs	—	(448)
Operating loss from measurement date to closing	—	(588)
Post-closing sale price adjustment	(384)	—
Loss on Disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations	(1,263)	2,719
Income taxes	507	(637)
Loss/gain on disposal of discontinued operations	$(756)	$2,082

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

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation.  The Statement became effective from January 1, 2002. The adoption of this Statement did not materially change the way the Company reviews and calculates asset impairment charges.  During the year ended December 31, 2002, as a result of its review, the Company recorded impairment charges of $3.1 million ..  During the year ended December 31, 2001, the Company recorded a similar charge of $1.2 million in continuing and discontinued operations.

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

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation together with enhanced disclosure requirements.

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

At December 31, 2002, notes payable consists of bank loans totaling $364.7 million payable over periods of 1 to 7 years with  interest rates varying then between approximately 3.32% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

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

During the quarter ended September 30, 2002, the Company replaced its $190.0 million debt warehouse facility with a $200.0 million debt warehouse facility on similar terms but with a different group of lenders. In December, 2002, the facility was increased to $250.0 million. A wholly-owned special purpose entity, WEF was created for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company. The facility has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period. However, the $50.0 million increase in the facility is only available to be drawn up until March 31, 2003. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by the special purpose finance subsidiary. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. If a securitization cannot be completed, the Company will be required to renegotiate this facility with its lenders.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $225.0 million Class A notes and $25.0 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee is $25.0 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. At December 31, 2002 the guarantee is approximately $20.0 million. The assets of WEF and any associated owner trust are not available to satisfy the obligations of the Company or any of its affiliates, until all obligations are repaid.  The subsidiary is consolidated for financial statement presentation purposes. At December 31, 2002, $50.0 million is available under the facility. Interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 1.48%. Interest on the Class B Notes is  LIBOR plus a weighted average spread of 4.06%.  The spreads will increase by pre-determined amounts during the loan to maximum average spreads of 2.69% and 6.29%, respectively, by September 2003.

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

The Company believes that its equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s  level of operations. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its  level of operations.  The Company is  discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

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

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) originally scheduled to end on November 30, 2003, however Flightlease is now in liquidation, and SRT has sold its interest in SR Technics Switzerland, to a group consisting of 3i (an investment company) and SRT’s management, and as a result, the cooperation agreement was terminated January 20, 2003.  During the years ended December 31, 2002 and 2001, respectively, there were no transactions initiated by either party. Flightlease and SRT are members of FlightTechnics, an entity that owns 15% of the Company’s common stock.

The Company leases engines to SR Technics Switzerland having a book value of approximately $40.3 million with lease terms expiring in up to eight years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company.

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and then Director of the Company, Hans Joerg Hunziker. The agreement is for a one-year term, ending September 2003, to provide strategic advice and investigation into additional sources of capital.  .

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, especially U.S. airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 events and changes in fuel prices (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates,  (xi) the longer term, if any, impact of the recent SARS outbreak and (xii) other terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

As of December 31, 2002, approximately 55% by value of the Company’s equipment available for lease was either off-lease, on month-to-month leases or on leases expiring in 2003. At December 31, 2001, approximately 50% by value of the Company’s equipment was similarly categorized.  The ability of the Company to successfully remarket this equipment will have a significant impact on the Company’s future results and on its ability to draw under certain of its credit facilities.

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

The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources.  These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors and airline and aircraft service and repair companies.  Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of engines, complementary lines of business and greater financial, marketing and other resources.  In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition.  There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis.  In addition, the Company’s lessees enjoy favorable accounting and tax treatment by entering into operating leases.  Any change to tax laws or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense would have a material impact on the Company’s business, financial condition and/or results of operations.

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

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings.  The Company is  required to hedge a portion of debt of the WEF facility.  Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates.  Furthermore, since lease rates tend to vary with interest rate levels, it is possible that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases.  Other financial assets and liabilities are at fixed rates.

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

There have been no significant changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls.  However, during the second quarter of 2003, the Company initiated an in-depth review of its engine-related assets. This review detected the error for which this Form 10-K is being restated. As a result, the Company changed an internal control procedure with respect to engine-related assets from an oral report to a monthly written report, to increase the visibility of these assets to management.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements (as restated)

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

10.27*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.28*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.29

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.30*

Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.30 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.31

Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.31 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.32

Subclass A-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.32 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.33

Amended and Restated Subclass B-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V. and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.33 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.34

Subclass B-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.34 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.35

Amended and Restated Indenture between Willis Engine Funding LLC, and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.35 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.36

Amended and Restated Servicing Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.36 to the Company’s report on form 10-K for the year ended December 31, 2002.

11.1	Statement regarding computation of per share earnings (as restated).

21.1	Subsidiaries of the Company

23.1	Consent and Report on Schedule II of KPMG LLP, Independent Auditors

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	July 30, 2003

Willis Lease Finance Corporation
`

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

CERTIFICATIONS

I, Charles F. Willis IV, certify that:

1. I have reviewed this annual report on Form 10-K/A of Willis Lease Finance Corporation;

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

Date:	July 30, 2003	/s/ Charles F. Willis IV
Charles F. Willis IV
Chief Executive Officer
President

CERTIFICATIONS

I, Monica J. Burke, certify that:

1. I have reviewed this annual report on Form 10-K/A of Willis Lease Finance Corporation;

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

Date:	July 30, 2003	/s/ Monica J. Burke
Monica J. Burke
Chief Financial Officer
Executive Vice President

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 (as restated) and December 31, 2001 (as restated).

Consolidated Statements of Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 (as restated)

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2002 (as restated), December 31, 2001 (as restated) and December 31, 2000 (as restated).

Consolidated Statements of Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 (as restated).

Notes to Consolidated Financial Statements (as restated).

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

As discussed in Note 15, the Company restated their consolidated financial statements for the year ended December 31, 2000, and certain balance sheet amounts at December 31, 2001 and 2002.

/s/	KPMG LLP
San Francisco, California
February 11, 2003, except for Note 15, which is as of July 25, 2003

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2002 (as restated)	December 31, 2001 (as restated)
ASSETS
Cash and cash equivalents including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	$27,289	$24,817
Equipment held for operating lease, less accumulated depreciation of $54,687 and $40,097 at December 31, 2002 and 2001, respectively	495,398	487,042
Net investment in direct finance lease	6,832	7,299
Operating lease related receivable, net of allowances of $299 and $175 at December 31, 2002 and 2001, respectively	3,380	2,488
Net assets of discontinued operations	—	1,130
Investments	1,480	1,480
Assets under derivative instruments	57	—
Other assets	8,559	7,197
Total assets	$542,995	$531,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,328	$4,450
Liabilities under derivative instruments	1,903	2,906
Deferred income taxes	23,214	22,429
Notes payable	364,680	359,547
Maintenance reserves	34,211	31,761
Security deposits	3,501	3,496
Unearned lease revenue	6,253	5,908
Total liabilities	438,090	430,497

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,833,978 and 8,825,953 shares issued and outstanding as of December 31, 2002 and 2001, respectively)	88	88
Paid-in capital in excess of par	61,646	61,532
Accumulated other comprehensive loss, net of tax of $960 and $1,091 as of December 31, 2002 and 2001, respectively	(1,576)	(1,815)
Retained earnings	44,747	41,151
Total shareholders’ equity	104,905	100,956

Total liabilities and shareholders’ equity	$542,995	$531,453

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000 (as restated)
REVENUE
Lease revenue	$55,397	$60,515	$49,012
Gain on sale of leased equipment	482	5,636	8,129
Net gain on debt prepayment	4,073	—	—
Other Income	—	—	489
Total revenue	59,952	66,151	57,630

EXPENSES
Depreciation expense	19,449	16,485	12,269
Write-down of equipment	3,052	962	147
General and administrative	14,439	13,136	11,927
Total expenses	36,940	30,583	24,343

Earnings from operations	23,012	35,568	33,287

Interest expense	19,110	24,125	24,609
Interest income	(432)	(934)	(902)
Residual share	—	360	638
Net interest and finance costs	18,678	23,551	24,345

Income from continuing operations before income taxes	4,334	12,017	8,942
Income taxes	(738)	(4,374)	(3,468)
Income from continuing operations	3,596	7,643	5,474

DISCONTINUED OPERATIONS
Income/(loss) from discontinued operations (net of income tax expense/(benefit) of $38 and $(211) for the years ended December 31, 2001 and 2000, respectively)	—	57	(367)

(Loss) / gain on disposal of discontinued operations (net of income tax (benefit)/expense of ($507) and $637 for the years ended December 31, 2001 and 2000, respectively)	—	(756)	2,082
	—	(699)	1,715

Net income	$3,596	$6,944	$7,189

Basic earnings per common share:
Income from continuing operations	$0.41	$0.87	$0.73
Discontinued operations	—	(0.08)	0.23
Net income	$0.41	$0.79	$0.96

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.86	$0.72
Discontinued operations	—	(0.08)	0.23
Net income	$0.41	$0.78	$0.95

Average common shares outstanding	8,831	8,771	7,512
Diluted average common shares outstanding	8,851	8,892	7,607

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 1999	7,398	$74	$42,446	—	$27,018	$69,538

Net Income as restated	—	—	—	—	7,189	7,189

Shares issued	1,307	13	15,004	—	—	15,017
Options Granted	—	—	3,321	—	—	3,321
Balances at December 31, 2000 as restated	8,705	$87	$60,771	—	$34,207	$95,065

Net income	—	—	—	—	6,944	6,944

Other comprehensive loss
Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $279	—	—	—	(464)	—	(464)
Net loss on cashflow hedging instruments, net of tax of $812	—	—	—	(1,351)	—	(1,351)
Total comprehensive income						5,129

Shares issued	121	1	671	—	—	672

Tax benefit on disqualified dispositions of qualified shares	—	—	90	—	—	90
Balances at December 31, 2001 as restated	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net income	—	—	—	—	3,596	3,596

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $131	—	—	—	239	—	239
Total comprehensive income						3,835

Shares issued	8	—	40	—	—	40

Tax benefit on disqualified dispositions of qualified shares	—	—	74	—	—	74
Balances at December 31, 2002 as restated	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

		Years Ended December 31,
		2002	2001	2000 (as restated)
	Cash flows from operating activities:
	Net income	$3,596	$6,944	$7,189
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	19,449	17,093	14,475
	Write-down of equipment	3,052	962	147
	Allowances and provisions	200	175	—
	Stock option compensation	—	162	144
	Loss on derivative instruments	99	—	—
	Gain on sale of leased equipment	(482)	(5,636)	(8,129)
	Loss / (Gain) on sale of discontinued operations	—	613	(3,307)
	Loss from unconsolidated affiliate	—	—	1,560
	Write off of debt issuance costs	781	—	—
	Changes in assets and liabilities:
	Receivables	(1,030)	2,134	(6,851)
	Other assets	366	445	10,660
	Accounts payable and accrued expenses	(686)	(2,103)	3,545
	Deferred income taxes	729	6,909	3,879
	Residual share payable	—	(2,630)	(835)
	Maintenance deposits	5,297	7,308	5,897
	Security deposits	(8)	392	(1,270)
	Unearned lease revenue	234	545	609
	Net cash provided by operating activities	31,597	33,313	27,713
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	16,400	36,898	47,024
	Proceeds from sale of discontinued operations	—	771	37,536
	Purchase of equipment held for operating lease	(47,652)	(127,613)	(137,892)
	Purchase of property, equipment and furnishings	(267)	(773)	(655)
	Investment at cost	—	(700)	(758)
	Principal payments received on direct finance lease	467	611	756
	Net cash used in investing activities	(31,052)	(90,806)	(53,989)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	66,378	142,806	104,446
	Debt issuance cost	(2,457)	(1,772)	(1,193)
	Purchase of derivative instruments	(789)	—	—
	Proceeds from issuance of common stock	40	510	18,194
	Principal payments on notes payable	(61,245)	(84,605)	(92,779)
	Principal payments on capital lease obligation	—	—	(2,489)
	Net cash provided by financing activities	1,927	56,939	26,179
	Increase in cash and cash equivalents and restricted cash	2,472	(554)	(97)
	Cash and cash equivalents at beginning of period including restricted cash of $20,351, $16,666 and $15,992 at December 31, 2002, 2001 and 2000, respectively	24,817	25,371	25,468
	Cash and cash equivalents at end of period including restricted cash of $24,486, $20,351 and $16,666 at December 31, 2002, 2001 and 2000, respectively	$27,289	$24,817	$25,371

	Supplemental disclosures of cash flow information:
Net cash paid for:	Interest	$17,248	$24,474	$26,131
	Income Taxes	$11	$59	$27

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

(b)                               Principles of Consolidation

The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, WASI (11 months ended November 2000), WEF, WLFC—Pooling, WLFC-AC1 Inc., WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

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

	2002	2001	2000 (as restated)
Net income as reported	$3,596	$6,944	$7,189
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(929)	(1,191)	(680)
Proforma net income	$2,667	$5,753	$6,509

Basic earnings per common share as reported	$0.41	$0.79	$0.96
Basic earnings per common share pro forma	$0.30	$0.66	$0.87

Diluted earnings per common share as reported	$0.41	$0.78	$0.95
Diluted earnings per common share pro forma	$0.30	$0.65	$0.86

The fair value of the purchase rights under the Purchase Plan, the Plan and the warrants is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected Dividend Yield	0%	0%	0%	0%	0%	0%
Risk-free Interest Rate	3.47%	2.77%	6.75%	3.94%	2.77%	5.63%
Expected Volatility	72.80%	74.88%	74.4%	72.80%	74.88%	74.4%
Expected Life (in years)	3.89	3.05	3.77	0.5-2.0	0.5-2.0	0.5-2.0

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

As part of the transaction, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI.  Certain of these engines are subject to put option arrangements where, at the option of the Company, SRT Group America has agreed to purchase these engines in the future at pre-determined prices.

To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the results of operation were included in discontinued operations. Any remaining equipment retained upon the sale of WASI and not disposed of as of December 31, 2001, was reclassified to Continuing Operations effective January 1, 2002.

Income from discontinued operations for the years ended December 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000 (as restated)
Revenue:
Operating lease income	$637	$2,383
Spare parts sales	—	23,479
Sale of equipment acquired for resale	—	2,500
Other income	—	(20)

Total Revenue	637	28,342

Expenses:
Depreciation expense	343	2,206
Cost of spare parts sales	150	19,030
Cost of equipment acquired for resale	—	2,150
General and administrative	—	3,153

Total expenses	493	26,539

Earnings from Discontinued Operations	144	1,803
Net interest and finance cost	49	1,037
Loss from unconsolidated affiliate	—	1,344
Earnings/(loss) before income taxes	95	(578)
Income tax (expense)/benefit	(38)	211
Income/(loss) from Discontinued Operations	$57	$(367)

The (loss)/gain on disposal of discontinued operations for the years ended December 31, 2001 and 2000 is as follows (in thousands of dollars):

	2001	2000
Proceeds from sale of shares in WASI and interest in PGTC	$—	$37,985
Book value of assets sold	—	(33,759)
	—	4,226
Transaction costs	—	(448)
Operating loss from measurement date to closing	—	(588)
Post-closing sale price adjustment	(384)	—
Loss on disposal and write-down of leased engine portfolio	(879)	(471)
(Loss)/gain on disposal of discontinued operations before taxes	(1,263)	2,719
Income taxes	507	(637)
Net (loss)/gain on disposal of discontinued operation	$(756)	$2,082

Net assets of discontinued operations on the balance sheet as of December 31, 2001 are as follows (in thousands of dollars):

2001
Receivables	$40
Equipment held for operating lease (net of accumulated depreciation of $524)	1,214
Unearned lease revenue and security deposits	(124)

Net assets of discontinued operations	$1,130

(3)                                 Equipment Held For Lease

At December 31, 2002, the Company had 120 aircraft engines and related equipment (including equipment under direct finance leases) with an aggregate original cost of  $520.8 million, 4 spare parts packages with an aggregate original cost of $14.6 million and 6 aircraft with an aggregate original cost of $24.9 million in its operating and finance lease portfolio.  At December 31, 2001, the Company had 110 aircraft engines and related equipment with an aggregate original cost of $498.8 million, 4 spare parts packages with an aggregate original cost of $14.8 million and 6 aircraft with an aggregate original cost of $23.6 million in its operating and finance lease portfolio.

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

The Company leases its aircraft equipment to lessees domiciled in 9 geographic regions.  The tables below set forth geographic information about the Company’s operating leased aircraft equipment grouped by domicile of the lessee:

	Years ended December 31,
Operating lease revenue from continuing operations	2002	2001	2000
	(in thousands)
Region
United States	$9,067	$12,669	$12,554
Canada	1,041	3,409	4,141
Mexico	2,717	2,004	3,560
Australia/New Zealand	305	—	280
Europe	24,906	27,919	16,775
South America	6,322	5,787	5,840
Asia	5,683	4,772	3,435
Africa	418	—	—
Middle East	4,309	3,281	1,689
Totals	$54,768	$59,841	$48,274

	Years ended December 31,
Operating lease revenue from continuing operations less applicable depreciation, interest and residual share:	2002	2001	2000
	(in thousands)
Region:
United States	3,071	$4,424	$3,137
Canada	488	535	858
Mexico	1,177	652	1,105
Australia/New Zealand	141	—	64
Europe	12,461	11,178	4,273
South America	3,257	1,765	1,552
Asia	2,978	1,720	816
Africa	135	—	—
Middle East	1,860	1,075	385
Off-lease and other	(8,097)	(1,541)	(557)

Totals	$17,471	$19,808	$11,633

	Years ended December 31,
Net book value of operating leased assets:	2002 (as restated)	2001 (as restated)	2000 (as restated)
	(in thousands)
Region
United States	$47,484	$85,235	$74,045
Canada	13,415	493	32,714
Mexico	26,776	13,247	12,737
Australia/New Zealand	18,103	—	—
Europe	179,230	192,266	186,728
South America	44,265	48,304	40,484
Asia	42,450	38,368	22,946
Africa	15,462	—	—
Middle East	34,173	35,255	11,895
Off-lease and other	74,040	73,874	26,265

Totals	$495,398	$487,042	$407,814

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

Finance leased assets generated $629,000, $674,000 and $738,000 of revenue in 2002, 2001, and 2000, respectively.  After estimated interest expense such assets, generated $331,000, $178,000 and $53,000 respectively.  The net investment in direct finance leases on December 31, 2002 and 2001 was as follows:

	2002	2001
	(in thousands)
Minimum payments receivable	$2,703	$3,799
Estimated residual value of leased assets	4,950	4,950
Unearned income	(821)	(1,450)
Net investment in finance lease	$6,832	$7,299

As of December 31, 2002, minimum future payments under noncancelable leases were as follows:

Year	Operating	Finance
	(in thousands)
2003	$43,771	$1,428
2004	29,039	1,275
2005	22,385	—
2006	13,528	—
2007	9,587	—
Thereafter	14,420	—
	$132,730	$2,703

As of December 31, 2002 and 2001, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2002 Net Book Value (in thousands) as restated	Lease Term	December 31, 2001 Net Book Value (in thousands) as restated
Off-lease and other	$74,040	Off lease and other	$73,874
Month-to-month leases	40,566	Month-to-month leases	49,620
Leases expiring 2003	156,453	Leases expiring 2002	119,162
Leases expiring 2004	35,782	Leases expiring 2003	86,381
Leases expiring 2005	48,062	Leases expiring 2004	30,388
Leases expiring 2006	53,790	Leases expiring 2005	38,887
Leases expiring 2007	30,213	Leases expiring 2006	52,039
Leases expiring thereafter	56,492	Leases expiring thereafter	36,691
	$495,398		$487,042

(4)                                 Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2002	2001
	(in thousands)
Note payable at a floating interest rate of LIBOR plus 2.3%. Secured by aircraft engines and the proceeds thereof. The note matures in October 2006.	629	685

Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft engines, spare parts and the proceeds thereof. The note matures in June 2004 but was repaid in January 2003.	366	610

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines and the proceeds thereof. The note matures in September 2006.	2,995	3,304

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds thereof. The note matured in January 2003 and was extended until March 2003.	3,884	5,338

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds thereof. The note matures in September 2005.	6,799	7,634

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

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the  rates offered to the Company for debt of the same remaining maturities.  The fair value of the Company’s debt is estimated by the Company to be $362.9 million at December 31, 2002.

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

At December 31, 2002, the Company had a $250.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, Willis Engine Funding LLC (WEF) for the purpose of financing aircraft engines, comprised of $225.0 million Class A notes payable at a floating rate of interest based on commercial paper rates plus  an average weighted spread of 1.48% and $25.0 million Class B notes payable at LIBOR plus an average weighted spread of 4.06%. The spreads will increase by pre-determined amounts during the loan to maximum average weighted spreads of 2.69% and 6.29% respectively, by September 2003. The facility has a 1-year revolving period ending September 2003, followed by a 4-year amortization period.  However, $50.0 million is only available to be drawn on until March 31, 2003. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $25 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

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

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Accumulated Other Comprehensive Income/(Loss) and/or earnings for the period.  For the year ended December 31, 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.2 million (net of tax of $0.1 million) and approximately $0.1 million change in fair value was recognized in earnings as an expense. For the year ended December 31, 2001, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a loss of $1.4 million (net of tax of $0.8 million) and on January 1, 2001, upon adoption of Statement SFAS 133, a transition adjustment of a loss of $0.5 million (net of tax benefit of $0.3 million) was also recorded to Accumulated Other Comprehensive Income/(Loss). Interest expense for the year ended December 31, 2002 and 2001, was increased due to the Company’s interest rate hedges by approximately $2.8 million and $1.9 million, respectively. For the year ended December 31, 2000, interest expense was reduced due to the Company’s interest rate hedges by approximately $0.5 million. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate hedges is reduced or they are terminated ahead of their maturity.  A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedges no longer match or the hedges are terminated ahead of their maturity. The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months. Based on the implied forward rate for LIBOR at December 31, 2002, the Company anticipates that interest expense will be increased by approximately $1.8 million for the year ending December 31, 2003.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2002 (as restated)	2001 (as restated)
	(in thousands)
Deferred tax assets:
Charitable contribution	$52	$45
Unearned lease revenue	2,166	2,386
State Taxes	4	5
Reserves and allowances	131	66
Alternative minimum tax credit	335	335
Net operating loss carry forward	23,625	16,641
Total gross deferred tax assets	26,313	19,478
Less valuation allowances	(115)	—
Net deferred tax assets	26,198	19,478
Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(50,375)	(42,998)
	(24,177)	(23,520)
Deferred tax asset related to unrealized loss on derivative instruments	963	1,091
Net deferred tax liability	$(23,214)	$(22,429)

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $67.8 million (as restated) for federal tax purposes and $9.8 million (as restated) for state tax purposes.  The federal net operating loss carry forwards will expire through the year 2022 and the state net operating loss carry forwards will expire through 2014.  However, the Company has provided for a valuation allowance against California net operating losses (NOLs) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group.  As of December 31, 2002, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities.  Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

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

(13)                          Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data). The quarterly results for the year ended December 31, 2000 have been restated as indicated (see further discussion in Note 15):

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,352	$13,408	$14,005	$18,187	$59,952
Net income	966	577	33	2,020	3,596

Basic earnings per common share
Net income	0.11	0.07	0.00	0.23	0.41

Diluted earnings per common share
Net income	0.11	0.07	0.00	0.23	0.41

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,841	8,857	8,851

Fiscal 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$17,097	$19,227	$16,200	$13,627	$66,151
Income from continuing operations	2,499	2,969	1,755	420	7,643
Discontinued operations	(179)	(606)	45	41	(699)
Net income	2,320	2,363	1,800	461	6,944

Basic earnings per common share
Income from continuing operations	0.29	0.34	0.20	0.05	0.87
Discontinued operations	(0.02)	(0.07)	—	—	(0.08)
Net income	0.27	0.27	0.20	0.05	0.79

Diluted earnings per common share
Income from continuing operations	0.28	0.33	0.20	0.05	0.86
Discontinued operations	(0.02)	(0.06)	—	—	(0.08)
Net income	0.26	0.27	0.20	0.05	0.78

Average common shares outstanding	8,709	8,735	8,812	8,826	8,771
Diluted average common shares outstanding	8,883	8,905	8,954	8,844	8,892

Fiscal 2000	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Full Year

Total Revenue	$13,947	$15,163	$15,263		$13,257		$57,630
Income from continuing operations	1,541	1,522	2,010		401		5,474
			(as restated	)	(as restated	)	(as restated	)
Discontinued operations	141	332	(549)		1,791		1,715
Net income	1,682	1,854	1,461		2,192		7,189

Basic earnings per common share
Income from continuing operations	0.21	0.21	0.27		0.05		0.73
			(as restated	)	(as restated	)	(as restated	)
Discontinued operations	0.02	0.04	(0.07)		0.23		0.23
Net income	0.23	0.25	0.20		0.28		0.96

Diluted earnings per common share
Income from continuing operations	0.21	0.21	0.27		0.05		0.72
			(as restated	)	(as restated	)	(as restated	)
Discontinued operations	0.01	0.04	(0.07)		0.22		0.23
Net income	0.22	0.25	0.20		0.27		0.95

Average common shares outstanding	7,402	7,402	7,403		7,843		7,512
Diluted average common shares outstanding	7,484	7,495	7,496		7,997		7,607

The amounts as indicated above have been restated from amounts previously reported (see further discussion in Note 15).

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

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and JWC then Director of the Company, Hans Joerg Hunziker. The agreement is for a one-year term, ending September 2003, to provide strategic advice and investigation into additional sources of capital.

(15) Restatement

The Company has restated its Consolidated Financial Statements for the year ended December 31, 2000 as a result of an accounting error, discovered during the second quarter of 2003, in calculating the cost of goods sold of an inventory item disposed of in 2000. As a result of the error, income from discontinued operations, net income and retained earnings for the year ended December 31, 2000, have been reduced by $625,000 (net of tax benefit of $375,000). Equipment held for operating lease and deferred income taxes were reduced by $1.0 million and $375,000, respectively. The restatement also affects retained earnings, equipment held for operating lease and deferred income taxes by the same amounts at December 31, 2001 and 2002. There is no effect on operating, finance or investing cash flows for any period.

The following table presents the impact of the restatement on a condensed basis:

(in thousands, except per share amounts)	As Previously Reported	As Restated

Year ended December 31, 2002

Equipment held for operating lease	$496,398	$495,398
Total assets	543,995	542,995
Deferred income taxes	23,589	23,214
Total liabilities	438,465	438,090
Retained Earnings	45,372	44,747
Total shareholders’ equity	105,530	104,905
Total liabilities & shareholders’ equity	543,995	542,995

Year ended December 31, 2001

Equipment held for operating lease	$488,042	$487,042
Total assets	532,453	531,453
Deferred income taxes	22,804	22,429
Total liabilities	430,872	430,497
Retained earnings	41,776	41,151
Total shareholders’ equity	101,581	100,956
Total liabilities & shareholders’ equity	532,453	531,453

Year ended December 31, 2000

Income/(loss) from discontinued operations (net of taxes)	$258	$(367)
Net income	7,814	7,189
Equipment held for operating lease	408,814	407,814
Total assets	455,930	454,930
Deferred income taxes	17,076	16,701
Total liabilities	360,240	359,865
Retained earnings	34,832	34,207
Total shareholders’ equity	95,690	95,065
Total liabilities & shareholders’ equity	455,930	454,930
Basic earnings per common share
Discontinued operations	$0.31	$0.23
Net income	$1.04	$0.96
Diluted earnings per common share
Discontinued operations	$0.31	$0.23
Net income	$1.03	$0.95

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