Form 10-Q/A
period 2003-03-31
WILLIS LEASE FINANCE CORP
filed 2003-08-01
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 30, 2003
Common Stock, $0.01 Par Value	8,838,140

Purpose of Amendment

The purpose of this Amendment to Willis Lease Finance Corporation’s Quarterly Report on Form 10-Q is to restate certain financial information as of March 31, 2003, following the filing of the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2002, on August 1, 2003.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2003 (as restated) and December 31, 2002 (as restated)

Consolidated Statements of Income for the Three months ended March 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three months ended March 31, 2003 (as restated) and 2002 (as restated)

Consolidated Statements of Cash Flows for the Three months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2003 (as restated)	December 31, 2002 (as restated)
ASSETS
Cash and cash equivalents including restricted cash of $26,297 and $24,486 at March 31, 2003 and December 31, 2002, respectively	$35,966	$27,289
Equipment held for operating lease, less accumulated depreciation of $56,818 and $54,687 at March 31, 2003 and December 31, 2002, respectively	489,610	495,398
Net investment in direct finance lease	6,636	6,832
Operating lease related receivable, net of allowances of $294 and $299 at March 31, 2003 and December 31, 2002, respectively	3,075	3,380
Investments	1,480	1,480
Assets under derivative instruments	71	57
Other assets	8,489	8,559
Total assets	$545,327	$542,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,507	$4,328
Liabilities under derivative instruments	2,131	1,903
Deferred income taxes	23,536	23,214
Notes payable	365,461	364,680
Maintenance reserves	35,813	34,211
Security deposits	2,319	3,501
Unearned lease revenue	5,942	6,253
Total liabilities	439,709	438,090

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	$—	$—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,838,140 and 8,833,978 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively)	88	88
Paid-in capital in excess of par	61,664	61,646
Accumulated other comprehensive loss, net of tax of $1,028 and $960 at March 31, 2003 and December 31, 2002, respectively	(1,723)	(1,576)
Retained earnings	45,589	44,747
Total shareholders’ equity	105,618	104,905

Total liabilities and shareholders’ equity	$545,327	$542,995

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE
Lease revenue	$14,004	$13,617
Gain on sale of leased equipment	38	735
Total revenue	14,042	14,352

EXPENSES
Depreciation expense	5,254	4,717
General and administrative	3,386	3,691
Total expenses	$8.640	8,408

Earnings from operations	5,402	5,944

Interest expense	4,242	4,524
Interest income	(69)	(90)
Net interest and finance costs	4,173	4,434

Income before income taxes	1,229	1,510
Income taxes	(387)	(544)
Net income	$842	$966

Basic earnings per common share	$0.10	$0.11

Diluted earnings per common share	$0.09	$0.11

Average common shares outstanding	8,836	8,828
Diluted average common shares outstanding	8,875	8,854

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months Ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001 (as restated)	8,826	$88	$61,532	(1,815)	$41,151	$100,956

Net Income	—	—	—	—	966	966

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $272	—	—	—	533	—	533
Total comprehensive income						1,499

Shares issued	4	—	23	—	—	23
Balances at March 31, 2002 (as restated)	8,830	$88	$61,555	$(1,282)	$42,117	$102,478

Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	842	842

Other comprehensive loss
Net loss on cashflow hedging instruments, net of tax of $68	—	—	—	(147)	—	(147)
Total comprehensive income						695

Shares issued	4	—	18	—	—	18

Balances at March 31, 2003 (as restated)	8,838	$88	$61,664	$(1,723)	$45,589	$105,618

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$842	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,254	4,717
Amortization	993	635
Allowances and provisions	10	50
Gain on sale of leased equipment	(38)	(735)
Changes in assets and liabilities:
Receivables	295	(763)
Other assets	(914)	459
Accounts payable and accrued expenses	(937)	994
Deferred income taxes	387	545
Maintenance deposits	1,601	696
Security deposits	(21)	(467)
Unearned lease revenue	(611)	(62)
Net cash provided by operating activities	6,861	7,035
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	1,170	8,308
Purchase of equipment held for operating lease	(319)	(3,306)
Purchase of property, equipment and furnishings	—	(52)
Principal payments received on direct finance lease	196	111
Net cash provided by investing activities	1,047	5,061
Cash flows from financing activities:
Proceeds from issuance of notes payable	46,200	—
Debt issuance cost	(30)	—
Proceeds from issuance of common stock	18	23
Principal payments on notes payable	(45,419)	(3,770)
Net cash provided by/(used in) financing activities	769	(3,747)
Increase in cash and cash equivalents	8,677	8,349
Cash and cash equivalents at beginning of period including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	27,289	24,817
Cash and cash equivalents at end of period including restricted cash of $26,297 and $20,743 at March 31, 2003 and 2002, respectively	$35,966	$33,166

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$3,694	$4,340
Income Taxes	$15	$11

Supplemental disclosures of non-cash investing activities:
A liability of $1,120 was incurred in connection with engine overhauls.

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 (as restated), and December 31, 2002 (as restated), and the results of its operations for the three month periods ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.  The results of operations and cash flows for the period ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2003.

Management considers the operations of the Company to operate in one reportable segment.

Certain items have been reclassified to conform to the current period's presentation.

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

At March 31, 2003, the Company had a fully-drawn $231.7 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $208.5 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 1.78% and $23.2 million Class B notes payable at LIBOR plus a weighted average spread of 4.19%. The spreads will increase by pre-determined amounts during the loan to maximum average weighted spreads of approximately 2.67% and 6.27% respectively, by September 2003. Of the total facility, $200 million has a 1-year revolving period ending September 2003, followed, if not renewed, by a 4-year amortization period with the balance of the facility, being fully drawn, amortizing on a 4.5 year period commencing April, 2003.  The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $23.2 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

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

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/ (Loss) and/or Earnings for the period.  For the three months ended March 31, 2003 and 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss), net, was a loss of $0.1 million (net of tax benefit of $0.1 million) and $0.5 million gain (net of tax of $0.3 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended March 31, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $0.6 million and $0.8 million, respectively. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedges no longer match or the hedges are terminated ahead of their maturity.  The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months.  Based on the implied forward rate for LIBOR at March 31, 2003, the Company anticipates that interest expense will be increased by approximately $2.2 million for the twelve months ending March 31, 2004.

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

8.              Restatement and reclassification

As previously reported, the Company restated its 2000 Consolidated Financial Statements in an amended 10K/A filing. The restatement then also affected retained earnings (reduced by $625,000), equipment held for operating lease (reduced by $1.0 million) and deferred income taxes (reduced by $375,000) filed in subsequent periods. There is no effect on operating, finance or investing cashflows for any period. The following table presents the impact of the restatement on the subsequent periods on a condensed basis:

(in thousands)	As Previously Reported	As Restated

Quarter ended March 31, 2003

Equipment held for operating lease (see also reclassification below)	$490,610	$489,610
Total assets	546,327	545,327
Deferred income taxes	23,911	23,536
Total liabilities	440,084	439,709
Retained Earnings	46,214	45,589
Total shareholders’ equity	106,243	105,618
Total liabilities & shareholders’ equity	546,327	545,327

Quarter ended March 31, 2002

Equipment held for operating lease	$480,338	$479,338
Total assets	531,503	530,503
Deferred income taxes	23,621	23,246
Total liabilities	428,400	428,025
Retained Earnings	42,742	42,117
Total shareholders’ equity	103,103	102,478
Total liabilities & shareholders’ equity	531,503	530,503

The Company has also reclassified inventory held for sale, spare parts sales and cost of goods sold as of, and for the quarter ended March 31, 2003.  The following table presents the impact of the reclassifications on a condensed basis:

(in thousands)	As Previously Reported	As Restated

Quarter ended March 31, 2003
Equipment held for operating lease	$483,684	$490,610
Inventory held for sale	6,926	—
Spare parts sales	526	—
Total revenue	14,568	14,042
Cost of goods sold	526	—
Total expenses	9,166	8,640
Cash flows from operating activities	7,387	6,861
Proceeds from sale of equipment held for operating lease	644	1,170
Cash flows from investing activities	521	1,047

Spare parts sales and cost of goods sold were reclassified to gain on sale of leased equipment with no net effect.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase, sale and resale of commercial aircraft engines (collectively “equipment”).

Reclassification of Certain Items

As discussed in Note 8, the Company has reclassified certain items in its financial statements as of, and for the quarter ended March 31, 2003 to better present the information regarding assets that are considered available for lease.  Inventory held for sale of $6.9 million has been reclassified to equipment held for lease, spare parts sales and cost of goods sold of $0.5 million, respectively, have been netted against gain on sale of leased equipment with no net effect on that amount.  Cash flows from operations and cash flows from investing activities have been reduced and increased by $0.5 million, respectively.

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

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002:

Leasing Related Activities.  Lease related revenue from continuing operations for the quarter ended March 31, 2003 increased 3% to $14.0 million from $13.6 million for the comparable period in 2002.  This increase mainly reflects a decreased amount of equipment off-lease together with an increase in the lease portfolio offset by reduced average lease rate factors. At March 31, 2003 and 2002, respectively, approximately 14% and 19% of equipment held for lease by book value were off-lease due mainly to the overall condition of the aviation industry with many airlines continuing to have difficulty forecasting their spare engine requirements.  The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2003 and 2002, was $496.2 million and $486.5 million, respectively.

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

 In February 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange a parts package.  For the three months ended March 31, 2003, the consignment agreement resulted in sales of $0.5 million of parts having a net book value of $0.5 million. There was no similar activity for the three months ended March 31, 2002.  At March 31, 2003, the net book value of these parts was $6.9 million.

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

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $46.2 million and $0.0 million, in the three month periods ended March 31, 2003 and 2002, respectively, was derived from borrowings.  Cash flow from operating activities provided $6.9 million and $7.0 million in the three-month periods ended March 31, 2003 and 2002, respectively.  In these same time periods, $45.4 million and $3.8 million, respectively, of cash was used to repay debt.

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

At March 31, 2003, notes payable consists of bank loans totaling $365.5 million payable over periods of 1 to 7 years with interest rates then varying between approximately 3.1% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

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

At March 31, 2003, the Company had a fully drawn $231.7 million debt warehouse facility. A wholly-owned special purpose entity, WEF was created in 2002 for the purpose of financing, through this facility, jet aircraft engines acquired by such finance subsidiary from the Company. The facility is comprised of $200 million which has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period, and $31.7 million, fully drawn, which amortizes over a 4.5 year period, commencing April, 2003. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by WEF. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. If a securitization cannot be completed, the Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $208.5 million Class A notes and $23.2 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at March 31, 2003 is $23.2 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The WEF subsidiary is consolidated for financial statement presentation purposes. Interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 1.78%. Interest on the Class B Notes is LIBOR plus a weighted average spread of 4.19%.  The spreads will increase by pre-determined amounts during the loan to maximum weighted average spreads of approximately 2.67% and 6.27%, respectively, by September 2003.

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

The Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease, a AG wholly-owned subsidiary of the SAir Group, and then Director of the Company. The agreement is for a one-year term ending in 2003, to provide strategic advice and investigation into additional sources of capital in Europe.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 and changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, (xi) the longer term , if any, impact of the recent SARS outbreak, and (xii) other terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

Recently, two of the Company’s customers, Air Canada and Avianca, filed for bankruptcy. At May 5, 2003, Air Canada leased 1 engine from the Company and as of May 5, 2003, owed approximately $0.3 million comprising of $0.1 million of pre-petition debt and $0.2 million of post-petition debt. The Company also holds deposits totaling approximately $0.1 million. Avianca leases 4 engines from the Company and has filed for bankruptcy in the United States which is outside its home jurisdiction. Motions are to be heard to affirm or dismiss the bankruptcy application, however, in an initial hearing, Avianca was granted relief from payment of rents and reserves for the period March 21, 2003 to May 20, 2003. Avianca owed approximately $0.5 million and the Company has deposits and provisions offsetting this amount.  It is premature to speculate what impact these bankruptcies will have on our future financial results.

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

There have been no significant changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls.  However, during the second quarter of 2003, the Company initiated an in-depth review of its engine-related assets. This review detected the error for which this Form 10-Q is being restated. As a result, the Company changed an internal control procedure with respect to engine-related assets from an oral report to a monthly written report, to increase the visibility of these assets to management.

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

10.37*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.38*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.39

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.40*

Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.30 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.41

Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.31 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.42	Subclass A-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables

Corporation and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.32 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.43

Amended and Restated Subclass B-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V. and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.33 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.44

Subclass B-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.34 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.45

Amended and Restated Indenture between Willis Engine Funding LLC, and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.35 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.46

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

Date:	July 30, 2003

Willis Lease Finance Corporation

By:	/s/ Monica J. Burke
Monica J. Burke
Chief Financial Officer

CERTIFICATIONS

I, Charles F. Willis IV, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Willis Lease Finance Corporation;

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
Charles F. Willis, IV
Chief Executive Officer and President

I, Monica J. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Willis Lease Finance Corporation;

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