Form 10-Q
period 2003-06-30
WILLIS LEASE FINANCE CORP
filed 2003-08-11
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2003
Common Stock, $0.01 Par Value	8,838,140

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002 (as restated)
ASSETS
Cash and cash equivalents including restricted cash of $27,359 and $24,486 at June 30, 2003 and December 31, 2002, respectively	$32,204	$27,289
Equipment held for operating lease, less accumulated depreciation of $59,954 and $54,687 at June 30, 2003 and December 31, 2002, respectively	495,283	495,398
Net investment in direct finance lease	6,435	6,832
Operating lease related receivable, net of allowances of $346 and $299 at June 30, 2003 and December 31, 2002, respectively	2,764	3,380
Investments	1,480	1,480
Assets under derivative instruments	—	57
Other assets	6,917	8,559
Total assets	$545,083	$542,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,289	$4,328
Liabilities under derivative instruments	2,584	1,903
Deferred income taxes	23,911	23,214
Notes payable	361,070	364,680
Maintenance reserves	39,047	34,211
Security deposits	2,375	3,501
Unearned lease revenue	5,377	6,253
Total liabilities	438,653	438,090

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	$—	$—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,838,140 and 8,833,978 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively)	88	88
Paid-in capital in excess of par	61,664	61,646
Accumulated other comprehensive loss, net of tax of $1,184 and $960 at June 30, 2003 and December 31, 2002, respectively	(2,063)	(1,576)
Retained earnings	46,741	44,747
Total shareholders’ equity	106,430	104,905

Total liabilities and shareholders’ equity	$545,083	$542,995

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE
Lease revenue	$14,599	$13,560	$28,603	$27,177
Gain/(loss) on sale of leased equipment	1,013	(152)	1,051	583
Total revenue	15,612	13,408	29,654	27,760

EXPENSES
Depreciation expense	5,312	4,637	10,566	9,354
Write-down of equipment	645	154	645	154
General and administrative	3,547	3,087	6,933	6,778
Total expenses	9,504	7,878	18,144	16,286

Earnings from operations	6,108	5,530	11,510	11,474

Interest expense	4,498	4,774	8,740	9,298
Interest income	(72)	(145)	(141)	(235)
Net interest and finance costs	4,426	4,629	8,599	9,063

Income before income taxes	1,682	901	2,911	2,411
Income taxes	(530)	(324)	(917)	(868)
Net income	$1,152	$577	$1,994	$1,543

Basic earnings per common share:
Net income	$0.13	$0.07	$0.23	$0.17

Diluted earnings per common share:
Net income	$0.13	$0.07	$0.22	$0.17

Average common shares outstanding	8,838	8,830	8,837	8,829
Diluted average common shares outstanding	8,874	8,852	8,872	8,854

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six months Ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)(net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001 (as restated)	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net Income	—	—	—	—	1,543	1,543

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $220	—	—	—	441	—	441
Total comprehensive income						1,984

Shares issued	4	—	23	—	—	23
Balances at June 30, 2002 (as restated)	8,830	$88	$61,555	$(1,374)	$42,694	$102,963

Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	1,994	1,994

Other comprehensive loss
Net loss on cashflow hedging instruments, net of tax of $224	—	—	—	(487)	—	(487)
Total comprehensive income						1,507

Shares issued	4	—	18	—	—	18

Balances at June 30, 2003	8,838	$88	$61,664	$(2,063)	$46,741	$106,430

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Six Months Ended June 30,
		2003	2002
	Cash flows from operating activities:
	Net income	$1,994	$1,543
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation expense	10,566	9,354
	Write-down of equipment	645	154
	Allowances and provisions	128	109
	Loss on derivative instruments	—	35
	Gain on sale of leased equipment	(1,051)	(583)
	Changes in assets and liabilities:
	Receivables	569	(800)
	Other assets	1,422	1,169
	Accounts payable and accrued expenses	(139)	(440)
	Deferred income taxes	923	868
	Maintenance deposits	4,836	3,147
	Security deposits	35	589
	Unearned lease revenue	(1,176)	701
	Net cash provided by operating activities	18,752	15,846
	Cash flows from investing activities:
	Proceeds from sale of equipment held for operating lease (net of selling expenses)	8,575	13,256
	Purchase of equipment held for operating lease	(19,217)	(14,412)
	Purchase of property, equipment and furnishings	—	(163)
	Principal payments received on direct finance lease	397	226
	Net cash used in investing activities	(10,245)	(1,093)
	Cash flows from financing activities:
	Proceeds from issuance of notes payable	57,700	7,361
	Debt issuance cost	—	(647)
	Purchase of derivative instruments	—	(789)
	Proceeds from issuance of common stock	18	23
	Principal payments on notes payable	(61,310)	(5,200)
	Net cash (used in)/provided by financing activities	(3,592)	748
	Increase in cash and cash equivalents and restricted cash	4,915	15,501
	Cash and cash equivalents at beginning of period including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	27,289	24,817
	Cash and cash equivalents at end of period including restricted cash of $27,359 and $25,929 at June 30, 2003 and 2002, respectively	$32,204	$40,318

	Supplemental disclosures of cash flow information:
Net cash paid for:	Interest	$7,643	$8,663
	Income Taxes	$15	$11

Supplemental disclosures of non-cash investing activities:

At June 30, 2002, a liability was incurred in connection with the Company’s purchase of three engines.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, and December 31, 2002 (as restated), and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.  The results of operations and cash flows for the period ended June 30, 2003, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2003.

Management considers the operations of the Company to operate in one reportable segment.

Certain items have been reclassified to conform to the current period’s presentation.

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

3.      Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space.  The remaining lease rental commitment for the Sausalito, California office for 2003 is approximately $153,000.  The lease expires on December 31, 2005 and there are scheduled rent increases in the remaining two years. The remaining lease rental commitment for 2003, for premises subleased from avioserv (the Company’s former parts subsidiary) in San Diego, California, is approximately $38,000 and the lease expires on November 30, 2003.  The Company also leases premises in Beijing, China, with the remaining lease commitment for approximately $27,000 with the lease expiring in January 2004.

The Company has a commitment to purchase, for delivery during 2003, certain aircraft engine related equipment for a total of approximately $2.4 million.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guarantees.  Additionally, the Company may on a transaction-by-transaction basis indemnify the seller or purchaser of the equipment it is selling or buying against any taxes arising from such sale or purchase (except any taxes based on the net income of the seller or purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

4.      Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited liability company,  Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at June 30, 2003 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value was required at June 30, 2003.

5.      Notes Payable

At June 30, 2003, notes payable consists of bank loans totaling $361.1 million payable over periods of 1 to 7 years with interest rates varying between approximately 3.1% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At June 30, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of June 30, 2003, $18.5 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at June 30, 2003 is LIBOR plus 2.00%.  Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. (“WLFC-AC1”) and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At June 30, 2003, the Company had a $23.4 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  As of June 30, 2003, this facility was fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At June 30, 2003, the Company had a fully-drawn $220.9 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $198.8 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $22.1 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%.  Of the facility, $200.0 million has a 1-year revolving period ending September 2003, followed, if not renewed, by a 4-year amortization period. If the loan commences amortization the spreads will increase by pre-determined amounts to maximum average weighted spreads of approximately 2.66% and 6.26%, respectively.  The balance of the facility is fully drawn and is amortizing over a 4.5 year period, which commenced in April 2003.  The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders of up to a maximum of $22.1 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At June 30, 2003, LIBOR was 1.12% and the commercial paper rate was approximately 1.03%. At June 30, 2002, the rates were approximately 1.84% and 1.74%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2003 (dollars in thousands):

Year Ending December 31,

2003	$5,148
2004	123,397
2005	38,123
2006	15,336
2007	178,840
2008 and thereafter	226
$361,070

6.      Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137, 138 and 149).  At June 30, 2003, the Company was a party to interest rate swap agreements with notional outstanding amounts of $75.0 million, remaining terms of between 2 and 55 months and fixed rates of between 3.32% and 5.96%.  The fair value of these swaps at June 30, 2003, was negative $2.6 million and represented the estimated amount the Company would have to pay to terminate the swaps and has been recorded as a liability in the accompanying financial statements.  At June 30, 2003, the Company was party to a number of forward-commencing interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%. At June 30, 2003, the fair value of the caps was approximately positive $3,000 and has been recorded as an asset in the accompanying financial statements.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or Earnings for the period.  For the six months ended June 30, 2003 and 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a loss of $0.5 million (net of tax benefit of $0.2 million) and $0.4 million gain (net of tax of $0.2 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended June 30, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $0.6 million and $0.9 million, respectively. Interest expense for the six months ended June 30, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $1.2 million and $1.7 million, respectively.

A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedge no longer match or the hedges are terminated ahead of their maturity.  The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next twelve months. Based on the implied forward rate for LIBOR at June 30, 2003, the Company anticipates that interest expense will be increased by approximately $2.0 million for the twelve months ending June 30, 2004.

7.      Stock Options

The Company accounts for its stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — an amendment of FASB Statement No. 123.”  APB No. 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock.  SFAS No. 123 requires that if APB No. 25 is adopted, pro forma disclosures of net income and earnings per share must be made as if the provisions of SFAS No. 123 and SFAS No. 148 had been applied.

At June 30, 2003, the Company had two stock-based compensation plans and applies APB 25 in accounting for both plans.  Accordingly, no compensation expense has been recognized for its 1996 Employee Stock Purchase Plan and 1996 Stock Option/Stock Issuance Plan.  Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
Net Income as reported	$1,152	577	$1,994	$1,543
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(221)	(225)	(411)	(443)
Proforma net income	$931	$352	$1,583	$1,100

Basic earnings per common share as reported	$0.13	$0.07	$0.23	$0.17
Basic earnings per common share pro forma	$0.11	$0.04	$0.18	$0.12

Diluted earnings per common share as reported	$0.13	$0.07	$0.22	$0.17
Diluted earnings per common share pro forma	$0.10	$0.04	$0.18	$0.12

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

8.      Restatement

As previously reported, the Company restated its 2000 Consolidated Financial Statements in our amended Form 10-K/A filing for the year ended December 31, 2002 filed on August 1, 2003. The restatement then also affected retained earnings (reduced by $625,000), equipment held for operating lease (reduced by $1.0 million) and deferred income taxes (reduced by $375,000) filed in subsequent periods.  The restatement had no effect on operating, finance or investing cash flows for any period. The following table presents the impact of the restatement on the subsequent periods on a condensed basis:

(in thousands)	Amount Previously Reported	As Restated

Quarter ended June 30, 2002

Equipment held for operating lease	$493,854	$492,854
Total assets	553,185	552,185
Deferred income taxes	23,893	23,518
Total liabilities	449,597	449,222
Retained earnings	43,319	42,694
Total shareholders’ equity	103,588	102,963
Total liabilities & shareholders' equity	553,185	552,185

9.      Equipment Held for Operating Lease

Included in equipment held for operating lease are engines totaling $5.4 million that are available for sale. One engine with a net book value of $4.2 million was sold in July 2003.

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For equipment that is leased with an intent to disassemble at the end of its operating time, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. A change in either of these estimates would cause an associated change in depreciation expense.

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

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002:

Leasing Related Activities.  Lease related revenue for the quarter ended June 30, 2003 increased 8% to $14.6 million from $13.6 million for the comparable period in 2002.  This increase is due to the Company’s decision to apply $0.7 million of deposits retained from a bankrupt customer to lease revenue together with a reduced amount of equipment off-lease partially offset by reduced average lease rate factors. The deposits were applied after a review of the status of the bankruptcy proceedings. At June 30, 2003 and 2002, respectively, approximately 15% and 20% of equipment held for lease by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2003 and 2002, was $501.7 million and $499.9 million (as restated), respectively.

During the quarter ended June 30, 2003, the Company added $17.8 million of equipment and capitalizable costs to its lease portfolio and sold one engine generating a net gain of $1.0 million.

During the quarter ended June 30, 2002, the Company added $23.4 million of equipment and capitalizable costs to its lease portfolio and sold one engine for a loss of $0.2 million.

In 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange parts packages and certain engines that have been torn down for sale as parts.  For the three months ended June 30, 2003, the consignment agreement resulted in sales of $0.3 million of parts with a net book value of $0.3 million. There was no similar activity for the three months ended June 30, 2002.  At June 30, 2003 the net book value of the parts was $7.1 million.

Depreciation Expense.  Depreciation expense increased 15% to $5.3 million for the quarter ended June 30, 2003, from the comparable period in 2002, mainly due to accelerated depreciation, resulting from a change in estimates of estimated useful lives and residual values, on certain older engine types.

Write-down of equipment  Write-down of equipment to their estimated fair values totaled $0.6 million and $0.2 million in the three months ended June 30, 2003 and 2002, respectively, due to reductions in market prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses increased 15% to $3.5 million for the quarter ended June 30, 2003, from the comparable period in 2002, mainly due to increased employee and consulting costs partially offset by reduced legal expenses.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 4% to $4.4 million for the quarter ended June 30, 2003, from the comparable period in 2002. Interest expense decreased 6% to $4.5 million for the quarter ended June 30, 2003, from the comparable period in 2002, mainly due to the decrease in interest rates.  Interest income was $0.1 million in both periods.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended June 30, 2003 and 2002, was $0.5 million and $0.3 million, respectively.  The effective tax rates for the quarters ended June 30, 2003 and 2002, were 32% and 36%, respectively, due primarily to an increase in the amount of benefit obtained in 2003 under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002:

Leasing Related Activities.  Lease related revenue for the six months ended June 30, 2003, increased 5% to $28.6 million from $27.2 million for the comparable period in 2002.  This increase is due to the Company’s decision to apply $0.7 million of deposits retained from a bankrupt customer to lease revenue together with a reduced amount of equipment off-lease partially offset by reduced average lease rate factors. The deposits were applied after a review of the status of the bankruptcy proceedings. At June 30, 2003 and 2002, respectively, approximately 15% and 20% of equipment held for lease by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2003 and 2002 was $501.7 million and $499.9 million (as restated), respectively.

During the six months ended June 30, 2003, the Company sold five engines from its lease portfolio, including three engines subject to put options with its former parts subsidiary, avioserv, that were exercised in 2002, but subject to a contract dispute, which was resolved in 2003. The engines sold had a book value of $6.8 million and generated a gain of $1.1 million.  During the six months ended June 30, 2003, the Company added $19.2 million of equipment and capitalizable costs to its lease portfolio.

During the six months ended June 30, 2002, the Company added $26.7 million of equipment and capitalizable costs to its lease portfolio. The Company sold three engines with a net book value of $12.7 million and realized a gain of $0.6 million.

In 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange parts packages and certain engines that have been torn down for sale as parts.  For the six months ended June 30, 2003, the consignment agreement resulted in sales of $0.8 million of parts having a net book value of $0.8 million.  There was no similar activity for the six months ended June 30, 2002.  At June 30, 2003 the net book value of the parts was $7.1 million.

Depreciation Expense.  Depreciation expense increased 13% to $10.6 million for the six months ended June 30, 2003 from the comparable period in 2002, mainly due to accelerated depreciation, resulting from a change in estimates of estimated useful lives and residual values, on certain older engine types.

Write-down of equipment  Write-down of equipment to their estimate fair values totaled $0.6 million and $0.2 million in the six months ended June 30, 2003 and 2002, respectively, due to reductions in market prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses increased 2% to $6.9 million for the six months ended June 30, 2003, from the comparable period in 2002, mainly due to increased employee and consulting costs largely offset by reduced legal expenses.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 5% to $8.6 million for the six months ended June 30, 2003, from the comparable period in 2002. Interest expense decreased 6% to $8.7 million for the quarter ended June 30, 2003, from the comparable period in 2002, mainly due to the decrease in interest rates.  Interest income was $0.1 million and $0.2 million, respectively.

Income Taxes.  Income tax expense for each of the six months ended June 30, 2003 and 2002 was $0.9 million.  The effective tax rates for the six months ended June 30, 2003 and 2002 were 32% and 36%, respectively, with the decrease due primarily to an increase in the amount of benefit obtained in 2003 under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Accounting Pronouncements

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement.  (Refer to Managements’ Discussion and Analysis of Financial Condition and Result of Operations — Liquidity and Capital Resources for information on the debt guarantees.)

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies Statement 133, in particular it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends certain definitional and other pronouncements.  This Statement is not expected to change the Company’s method of recognizing and accounting for its derivative instruments.

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The Statement establishes standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity.  It requires that financial instruments falling within its scope be classified as liabilities.  The Company does not have any financial instruments that are affected by this Statement.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $57.7 million and $7.4 million, in the six month periods ended June 30, 2003 and 2002, respectively, was derived from borrowings.  Cash flow from operating activities provided $18.8 million and $15.8 million in the six-month periods ended June 30, 2003 and 2002, respectively.  In these same time periods, $61.3 million and $5.2 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, and repair and improvement to equipment for lease.  Approximately $19.2 million (including capitalized costs) and $14.4 million (including capitalized costs) of funds were used for these purposes in the six month periods ended June 30, 2003 and 2002, respectively.  In addition, at June 30, 2002, a $12.3 million obligation was outstanding, paid in July 2002, for three engines purchased during the quarter.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has stabilized with approximately 15%, by book value, of the Company’s equipment held for lease, off-lease at June 30, 2003 and approximately 14% at December 31, 2002.  Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations.  The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At June 30, 2003, notes payable consists of bank loans totaling $361.1 million payable over periods of 1 to 7 years with interest rates varying between approximately 3.1% and 8.6% (excluding the effect of the Company’s interest rate hedges).  The significant facilities are described below.

At June 30, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of June 30, 2003, $18.5 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at June 30, 2003, was LIBOR plus 2.00%.  Under the revolver facility, all subsidiaries except WLFC-AC1 and WEF jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option to make either a call for payment, demand performance or call the full amount of the loan.

At June 30, 2003, the Company had a fully drawn $220.9 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company.  The facility is comprised of $200 million which has a 1-year revolving period ending September 11, 2003, followed, if not renewed, by a 4-year amortization period, and $20.9 million, fully drawn, which amortizes over a 4.5 year period, which commenced in April 2003. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by WEF.  There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company.  The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $198.8 million Class A notes and $22.1 million Class B notes.  The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at June 30, 2003 is $22.1 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately.  The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The WEF subsidiary is consolidated for financial statement presentation purposes.  At June 30, 2003, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is LIBOR plus a weighted average spread of 5.32%.  If the loan goes into the 4-year amortization period, the spreads will increase by pre-determined amounts to maximum weighted average spreads of approximately 2.66% and 6.26%, respectively.

At June 30, 2003, the Company had a $23.4 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  At June 30, 2003 this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At June 30, 2003, LIBOR was approximately 1.12% and the commercial paper rate was approximately 1.03%. At June 30, 2002, the rates were approximately 1.84% and 1.74%, respectively.

The table below summarizes the Company’s contractual commitments at June 30, 2003.

	Contractual Payments Due (in thousands)
Contractual Obligation	2003	2004	2005	2006	2007	Thereafter	Total
Debt	$5,148	123,397	38,123	15,336	178,840	226	$361,070
Operating leases on Company premises	$218	333	349	—	—	—	$900
Purchase of Equipment	$2,400	—	—	—	—	—	$2,400

Approximately $350.8 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow 85% of an engine purchase price and only 70% of a spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at June 30, 2003.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates.  In addition, commitment fees are payable on the unused portion of the revolving facility.

The Company’s lease of its office premises in Sausalito, California expires on December 31, 2005.  The Company’s lease of premises in San Diego, California expires on November 30, 2003.  The Company’s lease of its premises in Beijing, China expires in January 2004.

The Company also has commitments to purchase certain aircraft engine related equipment for delivery during the remainder of 2003, totaling approximately $2.4 million.

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

Management of Interest Rate Exposure

At June 30, 2003, $351.9 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $75.0 million, with remaining terms of between 2 and 55 months and fixed rates of between 3.32% and 5.96%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%.

Interest expense for the six-month period ended June 30, 2003, was increased due to the Company’s interest rate hedges by approximately $1.2 million compared to $1.7 million in the comparable period in 2002.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2003.

Related Party and Similar Transactions

The Company sells engines to avioserv, the successor to a former subsidiary of the Company and a current subsidiary of SRT Group America. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion to avioserv at pre-determined prices.  The Company notified avioserv of its intention in 2002 to exercise put options with respect to four engines and closed the puts during the first quarter of 2003 with respect to three of those engines. The Company also leases office space from avioserv with the lease term expiring November 30, 2003.  A director of the Company, W. William Coon, is also President, CEO and director of SRT Group America and a director of avioserv.

The Company leases engines to SR Technics Switzerland having a book value of approximately $39.7 million with lease terms expiring in up to seven years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was until recently a subsidiary of the SAir Group, an entity that is related to FlightTechnics LLC, which owns 15% of the Company’s common stock.

The Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease AG, a wholly owned subsidiary of SAir Group, and former director of the Company. The agreement is for a one-year term ending in 2003, to provide strategic advice and investigation into additional sources of capital in Europe.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 and changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, (xi) the longer term, if any, impact of the recent SARS outbreak, and (xii) other terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

Recently, two of the Company’s customers, Air Canada and Avianca, filed for bankruptcy. Air Canada owes approximately $0.1 million and the Company has deposits offsetting this amount.  Avianca leases 4 engines from the Company and has filed for bankruptcy in the United States which is outside its home jurisdiction.  Avianca was granted relief from payment of rents and reserves for the period March 21, 2003 to May 20, 2003.  At June 30, 2003, Avianca owes approximately $0.7 million and is current on its post-petition lease obligations.  The Company has deposits and provisions that offset this amount.

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

For the six months ended June 30, 2003, approximately 90% of the Company’s lease revenue was generated by leases to customers outside the United States.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  A majority of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.8 million per annum (in 2002, the effect would have been $2.6 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $5.5 million per annum (in 2002, the effect would have been $5.1 million).  The foregoing effect of interest rate changes, including interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During the six month period ended June 30, 2003, approximately 90% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.  However, during the second quarter of 2003, the Company initiated an in-depth review of its engine-related assets.  As a result, the Company changed an internal control procedure with respect to engine-related assets from an oral report to a monthly written report, to increase the visibility of these assets to management.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the May 28, 2003 Annual Meeting of Stockholders of Willis Lease Finance Corporation, the following matters were voted upon:

a)                                      Election of Class II Directors

	Votes

Glenn L. Hickerson	7,884,952	For
	543,459	Against

Gérard Laviec	7,884,952	For
	543,459	Against

The directors whose term of office continued after the meeting were Charles F. Willis, IV, William M. LeRoy, Glenn L. Hickerson, Gérard Laviec and Hans Joerg Hunziker. On July 1, 2003, Hans Joerg Hunziker resigned from the Company’s Board of Directors. Mr. William Coon was nominated as a replacement for Mr. Hunziker.

b)                                     Proposal to amend the Company’s 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) to increase the maximum number of shares of common stock authorized for issuance over the term of the 1996 Plan from 2,525,000 to 3,025,000 shares.

Votes:	For:	6,151,526
	Against:	1,029,805
	Abstain:	2,350
	Unvoted	1,244,730

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
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

10.4

Separation Agreement dated February 28, 2002 between the Company and Nicholas J. Novasic. Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

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

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Monica J. Burke pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)                                 Reports on Form 8-K

On May 14, 2003, the Company filed a Form 8-K disclosing under Item 7, “Financial Statements, Proforma Financial Information and Exhibits,” Item 9, “Regulation FD Disclosure,” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 6, 2003

Willis Lease Finance Corporation

	By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer