Form 10-Q
period 2003-09-30
WILLIS LEASE FINANCE CORP
filed 2003-11-12
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 6, 2003
Common Stock, $0.01 Par Value	8,843,055

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002 (as restated)
ASSETS
Cash and cash equivalents including restricted cash of $29,316 and $24,486 at September 30, 2003 and December 31, 2002, respectively	$38,965	$27,289
Equipment held for operating lease, less accumulated depreciation of $64,041 and $54,687 at September 30, 2003 and December 31, 2002, respectively	485,182	495,398
Net investment in direct finance lease	6,229	6,832
Operating lease related receivable, net of allowances of $397 and $299 at September 30, 2003 and December 31, 2002, respectively	2,923	3,380
Investments	1,480	1,480
Assets under derivative instruments	—	57
Other assets	7,787	8,559
Total assets	$542,566	$542,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,612	$4,328
Liabilities under derivative instruments	1,479	1,903
Deferred income taxes	24,613	23,214
Notes payable	353,214	364,680
Maintenance reserves	42,963	34,211
Security deposits	2,424	3,501
Unearned lease revenue	5,276	6,253
Total liabilities	434,581	438,090

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	$—	$—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,843,055 and 8,833,978 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively)	88	88
Paid-in capital in excess of par	61,686	61,646
Accumulated other comprehensive loss, net of tax of $822 and $960 at September 30, 2003 and December 31, 2002, respectively	(1,275)	(1,576)
Retained earnings	47,486	44,747
Total shareholders’ equity	107,985	104,905

Total liabilities and shareholders’ equity	$542,566	$542,995

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE
Lease revenue	$13,951	$14,005	$42,554	$41,182
(Loss)/gain on sale of leased equipment	(14)	—	1,037	583
Other income	248	—	248	—
Total revenue	14,185	14,005	43,839	41,765

EXPENSES
Depreciation expense	5,370	5,017	15,936	14,371
Write-down of equipment	—	—	645	154
General and administrative	3,515	3,611	10,448	10,389
Total expenses	8,885	8,628	27,029	24,914

Earnings from operations	5,300	5,377	16,810	16,851

Interest expense	4,263	5,432	13,003	14,730
Interest income	(51)	(107)	(192)	(342)
Net interest and finance costs	4,212	5,325	12,811	14,388

Income before income taxes	1,088	52	3,999	2,463
Income taxes	(343)	(19)	(1,260)	(887)
Net income	745	33	2,739	1,576

Basic earnings per common share:
Net income	$0.08	$—	$0.31	$0.18

Diluted earnings per common share:
Net income	$0.08	$—	$0.31	$0.18

Average common shares outstanding	8,841	8,832	8,838	8,830
Diluted average common shares outstanding	8,889	8,841	8,876	8,848

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2003 and 2002

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001 (as restated)	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net Income	—	—	—	—	1,576	1,576

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $206	—	—	—	366	—	366
Total comprehensive income						1,942

Shares issued	8	—	40	—	—	40
Balances at September 30, 2002 (as restated)	8,834	$88	$61,572	$(1,449)	$42,727	$102,938

Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	2,739	2,739

Other comprehensive loss
Net gain on cashflow hedging instruments, net of tax of $138	—	—	—	301	—	301
Total comprehensive income						3,040

Shares issued	9	—	40	—	—	40

Balances at September 30, 2003	8,843	$88	$61,686	$(1,275)	$47,486	$107,985

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,739	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,936	14,371
Write-down of equipment	645	154
Allowances and provisions	98	128
Loss on derivative instruments	—	99
Gain on sale of leased equipment	(1,037)	(583)
Other income	(198)	—
Write-off of deferred costs	—	781
Changes in assets and liabilities:
Receivables	359	(301)
Other assets	512	812
Accounts payable and accrued expenses	184	(404)
Deferred income taxes	1,262	887
Maintenance deposits	8,752	3,085
Security deposits	84	296
Unearned lease revenue	(1,277)	437
Net cash provided by operating activities	28,059	21,338
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	14,759	13,344
Purchase of equipment held for operating lease	(20,319)	(35,805)
Purchase of property, equipment and furnishings	—	(207)
Principal payments received on direct finance lease	603	345
Net cash used in investing activities	(4,957)	(22,323)
Cash flows from financing activities:
Proceeds from issuance of notes payable	57,700	33,368
Debt issuance cost	—	(1,837)
Purchase of derivative instruments	—	(789)
Proceeds from issuance of common stock	40	40
Principal payments on notes payable	(69,166)	(24,576)
Net cash (used in)/provided by financing activities	(11,426)	6,206
Increase in cash and cash equivalents and restricted cash	11,676	5,221
Cash and cash equivalents at beginning of period including restricted cash of $24,486 and $20,351 at December 31, 2002 and 2001, respectively	27,289	24,817
Cash and cash equivalents at end of period including restricted cash of $29,316 and $22,339 at September 30, 2003 and 2002, respectively	$38,965	$30,038

Supplemental disclosures of cash flow information:
Net cash paid for: Interest	$11,449	$13,245
Income Taxes	$15	$11

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, and December 31, 2002 (as restated), and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations and cash flows for the period ended September 30, 2003, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2003.

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

3.      Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space.  The remaining lease rental commitment for the Sausalito, California office for 2003 is approximately $77,000.  The lease expires on December 31, 2005 and there are scheduled rent increases in the remaining two years. The remaining lease rental commitment for 2003, for premises subleased from avioserv (the Company’s former parts subsidiary) in San Diego, California, is approximately $15,000 and the lease expires on November 30, 2003.  The Company also leases premises in Beijing, China, with the remaining lease commitment for approximately $14,000 with the lease expiring in January 2004.

The Company has a commitment to purchase, for delivery during 2003, an aircraft engine and certain engine-related  equipment for a total of approximately $8.5 million.

The Company has a number of guarantees in respect to its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guarantees.  Additionally, the Company may on a transaction-by-transaction basis indemnify the seller or purchaser of the equipment it is selling or buying against any taxes arising from such sale or purchase (except any taxes based on the net income of the seller or purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

4.      Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited liability company, Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at September 30, 2003 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value was required at September 30, 2003.

5.      Notes Payable

At September 30, 2003, notes payable consists of bank loans totaling $353.2 million payable over various periods, as shown below, with interest rates varying between approximately 2.9% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At September 30, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of September 30, 2003, $24.5 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at September 30, 2003 is LIBOR plus 1.75%.  Under the revolver facility, all subsidiaries except WLFC-AC1, Inc. (“WLFC-AC1”) and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At September 30, 2003, the Company had a $22.8 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  As of September 30, 2003, this facility was fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At September 30, 2003, the Company had a fully-drawn $220.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $198.0 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $22.0 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%.  The facility has a 1-year revolving period that ends September 9, 2004, followed, if not renewed, by a 4-year amortization period. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders of up to a maximum of $22.0 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At September 30, 2003, LIBOR was 1.12% and the commercial paper rate was approximately 1.05%. At September 30, 2002, the rates were approximately 1.81% and 1.69%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2003 (dollars in thousands):

Year Ending December 31,

2003	$2,513
2004	111,843
2005	42,539
2006	17,792
2007	14,497
2008 and thereafter	164,030
$353,214

6.      Derivative Instruments

The Company holds a number of interest rate hedges to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These hedges have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137, 138 and 149).  At September 30, 2003, the Company was a party to interest rate swap agreements with notional outstanding amounts of $65.0 million, remaining terms of between 5 and 52 months and fixed rates of between 3.32% and 5.96%.  The fair value of these swaps at September 30, 2003, was negative $1.5 million and represented the estimated amount the Company would have to pay to terminate the swaps and has been recorded as a liability in the accompanying financial statements.  At September 30, 2003, the Company was party to a number of forward-commencing interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%. At September 30, 2003, the fair value of the caps was approximately positive $3,000 and has been recorded in other assets in the accompanying financial statements.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or Earnings for the period.  For the nine months ended September 30, 2003 and 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.3 million (net of tax of $0.1 million) and $0.4 million gain (net of tax of $0.2 million), respectively. In the nine months ended September 30, 2002, approximately $0.1 million change in fair value was recognized in earnings.  Interest expense for the three months ended September 30, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $0.6 million and $0.7 million, respectively. Interest expense for the nine months ended September 30, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $1.7 million and $2.4 million, respectively.

A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedge no longer match the debt or the hedges are terminated ahead of their maturity.  The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next twelve months. Based on the implied forward rate for LIBOR at September 30, 2003, the Company anticipates that interest expense will be increased by approximately $2.0 million for the twelve months ending September 30, 2004.

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

At September 30, 2003, the Company had two stock-based compensation plans and applies APB 25 in accounting for both plans.  Accordingly, no compensation expense has been recognized for its 1996 Employee Stock Purchase Plan and 1996 Stock Option/Stock Issuance Plan.  Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2003	2002	2003	2002
Net Income as reported	$745	33	$2,739	$1,576
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(237)	(242)	(647)	(686)
Proforma net income/(loss)	$508	$(209)	$2,092	$890

Basic earnings per common share as reported	$0.08	$0.00	$0.31	$0.18
Basic earnings per common share pro forma	$0.06	$(0.02)	$0.24	$0.10

Diluted earnings per common share as reported	$0.08	$0.00	$0.31	$0.18
Diluted earnings per common share pro forma	$0.06	$(0.02)	$0.24	$0.10

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

8.      Restatement

As previously reported, the Company restated its 2000 Consolidated Financial Statements in its amended Form 10-K/A filing for the year ended December 31, 2002 filed on August 1, 2003. The restatement then also affected retained earnings (reduced by $625,000), equipment held for operating lease (reduced by $1.0 million) and deferred income taxes (reduced by $375,000) filed in subsequent periods.  The restatement had no effect on operating, finance or investing cash flows for any period. The following table presents the impact of the restatement on the subsequent periods on a condensed basis:

(in thousands)	Amount Previously Reported	As Restated

Quarter ended September 30, 2002

Equipment held for operating lease	$496,495	$495,495
Total assets	546,916	545,916
Deferred income taxes	23,898	23,523
Total liabilities	443,353	442,978
Retained earnings	43,352	42,727
Total shareholders’ equity	103,563	102,938
Total liabilities & shareholders’ equity	546,916	545,916

9.      Equipment Held for Operating Lease

Included in equipment held for operating lease are engines totaling $1.2 million and parts totaling $6.8 million that are available for sale.

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts  are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For equipment that is leased with an intent to disassemble at the end of its operating time, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. A change in either of these estimates would cause an associated change in depreciation expense.

At the lease commencement, the Company often collects, in advance, security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an ongoing basis, maintenance reserves may be collected based on the creditworthiness of the lessee.  The security deposit is returned to the lessee after all lease conditions have been met.  Maintenance reserves are accumulated in accounts maintained by the Company or the Company’s lenders and are used when normal repairs associated with engine use or maintenance are required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall.  Recovery is therefore dependent on the financial condition of the lessee.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Such review necessitates estimates of current market values, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002:

Leasing Related Activities.  Lease related revenue for the quarter ended September 30, 2003 and 2002 was $14.0 million. At September 30, 2003 and 2002, respectively, approximately 11% and 14% of equipment held for lease by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2003 and 2002, was $491.4 million and $502.5 million (as restated), respectively.

During the quarter ended September 30, 2003, the Company added $1.1 million of equipment and capitalizable costs to its lease portfolio and sold two engines generating a net loss of  $14,000.

During the quarter ended September 30, 2002, the Company added $9.1 million of equipment and capitalizable costs to its lease portfolio.

In early 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange parts packages and certain engines that have been torn down for sale as parts.  For the three months ended September 30, 2003, the consignment agreement resulted in sales of $0.3 million of parts with a net book value of $0.3 million. There was no similar activity for the three months ended September 30, 2002.  At September 30, 2003 the net book value of the parts, included in equipment held for operating lease, was $6.8 million.

Other Income. Other income comprises management fee income and income resulting from a casualty loss claim of $0.2 million. There was no equivalent income for the quarter ended September 30, 2002.

Depreciation Expense.  Depreciation expense increased 7% to $5.4 million for the quarter ended September 30, 2003, from the comparable period in 2002, mainly due to accelerated depreciation, resulting from a change in estimates of estimated useful lives and residual values, on certain older engine types.

General and Administrative Expenses.  General and administrative expenses decreased 3% to $3.5 million for the quarter ended September 30, 2003, from the comparable period in 2002, mainly due to reduced legal expenses partially offset by increased staffing related costs.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 21% to $4.2 million for the quarter ended September 30, 2003, from the comparable period in 2002. Interest expense decreased 22% to $4.3 million for the quarter ended September 30, 2003, from the comparable period in 2002, mainly due to the decrease in interest rates and a one-time charge of approximately $0.7 million recorded in the third quarter of 2002 related to deferred loan fees written off on repayment of the prior warehouse credit facility.  Interest income was $0.1 million in both periods.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended September 30, 2003 and 2002, was $0.3 million and $19,000, respectively.  The effective tax rates for the quarters ended September 30, 2003 and 2002, were 32% and 37%, respectively, due primarily to an increase in the amount of benefit obtained in 2003 under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

Leasing Related Activities.  Lease related revenue for the nine months ended September 30, 2003, increased 3% to $42.6 million from $41.2 million for the comparable period in 2002.  This increase is due to the Company’s decision in the second quarter of 2003, to apply $0.7 million of deposits retained from a bankrupt customer to lease revenue together with a reduced amount of equipment off-lease partially offset by reduced average lease rate factors. The deposits were applied after a review of the status of the bankruptcy proceedings. At September 30, 2003 and 2002, respectively, approximately 11% and 14% of equipment held for lease by book value were off-lease.  The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2003 and 2002 was $491.4 million and $502.5 million (as restated), respectively.

During the nine months ended September 30, 2003, the Company sold seven engines from its lease portfolio, including three engines subject to put options with its former parts subsidiary, avioserv, that were exercised in 2002, but subject to a contract dispute, which was resolved in 2003. The engines sold had a book value of $11.0 million and generated a gain of $1.0 million.  During the nine months ended September 30, 2003, the Company added $20.3 million of equipment and capitalizable costs to its lease portfolio.

During the nine months ended September 30, 2002, the Company added $35.8 million of equipment and capitalizable costs to its lease portfolio. The Company sold three engines with a net book value of $12.7 million and realized a gain of $0.6 million.

In early 2003, the Company entered into a consignment agreement with a third party to sell, lease, loan or exchange parts packages and certain engines that have been torn down for sale as parts.  For the nine months ended September 30, 2003, the consignment agreement resulted in sales of $1.2 million of parts having a net book value of $1.2 million.  There was no similar activity for the nine months ended September 30, 2002.  At September 30, 2003 the net book value of the parts, included in Equipment held for operating lease, was $6.8 million.

Other Income. Other income comprises management fee income and income resulting from a casualty loss claim of $0.2 million. There was no equivalent income for the nine months ended September 30, 2002.

Depreciation Expense.  Depreciation expense increased 11% to $15.9 million for the nine months ended September 30, 2003 from the comparable period in 2002, mainly due to accelerated depreciation, resulting from a change in estimates of estimated useful lives and residual values, on certain older engine types.

Write-down of equipment.  Write-down of equipment to their estimated fair values totaled $0.6 million and $0.2 million in the nine months ended September 30, 2003 and 2002, respectively, with the increase due to reductions in market prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses were $10.4 million in both periods.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 11% to $12.8 million for the nine months ended September 30, 2003, from the comparable period in 2002. Interest expense decreased 12% to $13.0 million for the nine months ended September 30, 2003, from the comparable period in 2002, mainly due to the decrease in interest rates, and a one-time charge recorded in the third quarter of 2002 related to deferred loan fees written off on repayment of the prior warehouse credit facility.  Interest income was $0.2 million and $0.3 million, respectively.

Income Taxes.  Income tax expense for the nine months ended September 30, 2003 and 2002 was $1.3 million and $0.9 million, respectively.  The effective tax rates for the nine months ended September 30, 2003 and 2002 were 32% and 36%, respectively, with the decrease due primarily to an increase in the amount of benefit obtained in 2003 under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Accounting Pronouncements

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement.  (Refer to Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for information on the debt guarantees.)

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

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $57.7 million and $33.4 million, in the nine month periods ended September 30, 2003 and 2002, respectively, was derived from borrowings.  Cash flow from operating activities provided $28.1 million and $21.3 million in the nine-month periods ended September 30, 2003 and 2002, respectively.  In these same time periods, $69.2 million and $24.6 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, and repair and improvement to, equipment for lease.  Approximately $20.3 million (including capitalized costs) and $35.8 million (including capitalized costs) of funds were used for these purposes in the nine month periods ended September 30, 2003 and 2002, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has improved with approximately 11%, by book value, of the Company’s equipment held for lease, off-lease at September 30, 2003 and approximately 14% at December 31, 2002.  Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations.  The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At September 30, 2003, notes payable consists of bank loans totaling $353.2 million payable over various periods, as shown below, with interest rates varying between approximately 2.9% and 8.6% (excluding the effect of the Company’s interest rate hedges).  The significant facilities are described below.

At September 30, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of September 30, 2003, $24.5 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at September 30, 2003, was LIBOR plus 1.75%.  Under the revolver facility, all subsidiaries except WLFC-AC1 and WEF jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option to make either a call for payment, demand performance or call the full amount of the loan.

At September 30, 2003, the Company had a fully drawn $220.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company.  The facility has a 1-year revolving period ending September 9, 2004, followed, if not renewed, by a 4-year amortization period. The facility’s structure is designed to facilitate public or private securitized notes intended to be issued by WEF.  There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company.  The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $198.0 million Class A notes and $22.0 million Class B notes.  The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at September 30, 2003 is $22.0 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately.  The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The WEF subsidiary is consolidated for financial statement presentation purposes.  At September 30, 2003, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is LIBOR plus a weighted average spread of 5.32%.

At September 30, 2003, the Company had a $22.8 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 30, 2005.  The interest rate is LIBOR plus 2.05%.  At September 30, 2003 this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At September 30, 2003, LIBOR was approximately 1.12% and the commercial paper rate was approximately 1.05%. At September 30, 2002, the rates were approximately 1.81% and 1.69%, respectively.

The table below summarizes the Company’s contractual commitments at September 30, 2003.

	Contractual Payments Due (in thousands)
Contractual Obligation	2003	2004	2005	2006	2007	Thereafter	Total
Debt	$2,513	111,843	42,539	17,792	14,497	164,030	$353,214
Operating leases on Company premises	$105	333	349	—	—	—	$787
Purchase of Equipment	$8,466	—	—	—	—	—	$8,466

Approximately $343.3 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow 83% - 85% of an engine purchase price and only 70% of a spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at September 30, 2003.

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

The Company also has commitments to purchase an aircraft engine and certain engine related equipment for delivery during the remainder of 2003, totaling approximately $8.5 million.

The Company also holds a 7% interest, accounted for under the cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd.  The Company has invested $1.5 million to date.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in the level of internally generated funds which could result from increases in off-lease rates or a decrease in the availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its current level of operations.  The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2003, $344.3 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $65.0 million, with remaining terms of between 5 and 52 months and fixed rates of between 3.32% and 5.96%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, effective dates commencing in 2003 and terminating in 2005, and rates capped at 5.5%.

Interest expense for the nine-month period ended September 30, 2003, was increased due to the Company’s interest rate hedges by approximately $1.7 million compared to $2.4 million in the comparable period in 2002.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2003.

Related Party and Similar Transactions

The Company sells engines to avioserv, the successor to a former subsidiary of the Company and a current subsidiary of SRT Group America. The Company has also entered into put option arrangements regarding certain engines scheduled to be run to the end of their useful lives to sell them at the Company’s discretion to avioserv at pre-determined prices.  The Company notified avioserv of its intention in 2002 to exercise put options with respect to four engines and closed the puts during the first quarter of 2003 with respect to three of those engines. A further put option was exercised in the third quarter of 2003 but has not yet closed. The Company also leases office space from avioserv with the lease term expiring November 30, 2003.  A director of the Company, W. William Coon, is also President, CEO and director of SRT Group America and a director of avioserv.

The Company leases engines to SR Technics Switzerland having a book value of approximately $39.3 million with various lease terms, the longest of which expires in 2010. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was until recently a subsidiary of the SAir Group, an entity that is related to FlightTechnics LLC, which owns 15% of the Company’s common stock.

The Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease AG, a wholly owned subsidiary of SAir Group, and former director of the Company. The agreement is for a one-year term ending in 2003, but extended into early 2004, to provide strategic advice and investigation into additional sources of capital in Europe.

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

For the nine months ended September 30, 2003, approximately 90% of the Company’s lease revenue was generated by leases to customers outside the United States.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  A majority of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.8 million per annum (in 2002, the effect would have been $2.7 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $5.6 million per annum (in 2002, the effect would have been $5.3 million).  The foregoing effect of interest rate changes, including interest rate hedges, on per annum interest expense is estimated as constant due to the terms of the Company’s variable rate borrowings, which generally provide for the maintenance of borrowing levels given adequacy of collateral and compliance with other loan conditions.

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

The Company is also exposed to currency devaluation risk.  During the nine month period ended September 30, 2003, approximately 90% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

No matters were submitted to a vote of security holders during the quarter.

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

10.7

Share Purchase Agreement, dated as of November 7, 2000, by and between the Company and SR Technics Group America, Inc.  Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K filed on November 13, 2000.

10.8

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC.  Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.9*

Credit Agreement dated May 1, 2001 among Willis Lease Finance Corporation, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.10*

Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement dated May 3, 2002. Incorporated by reference to Exhibit 10.23 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.11

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation.  Incorporated by reference to Exhibit 10.24 to the Company’s report on form 10-Q for the quarter ended June 30, 2002.

10.12*

Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.25 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.13*

Series 2002-1 Supplement dated September 12, 2002 to Indenture between Willis Engine Funding LLC and The Bank of New York, Indenture Trustee. Incorporated by reference to Exhibit 10.26 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.14

Guaranty between the Company, Barclays Bank plc and Fortis Bank (Nederland) N.V. dated as of September 12, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.15*

Administration Agreement among Willis Engine Funding LLC, Willis Lease Finance Corporation, Barclay’s Bank plc, and The Bank of New York, dated as of September 12, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-Q for the quarter ended September 30, 2002.

10.16

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

10.18

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

10.23*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.24*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.25

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.26*

Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.30 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.27

Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.31 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.28

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

10.30

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

10.33*	First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003.

10.34*	First Amendment to Series Supplement between Willis Engine Funding LLC and the Bank of New York, dated October 10, 2003.

10.35

Amendment No. 1 to Note Purchase Agreements among Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003.

10.36	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Monica J. Burke pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)           Reports on Form 8-K

(i)            On July 1, 2003, the Company filed a form 8-K disclosing under Item 6, “Resignation of Registrant’s Directors,” the resignation of Hans Joerg Hunziker from the Company’s Board of Directors and the appointment of William Coon.

(ii)           On July 14, 2003, the Company filed a Form 8-K disclosing under Item 5, “Other Events,” that it would restate its financial statements for the year ended December 31, 2002.

(iii)          On August 7, 2003, the Company filed a Form 8-K disclosing under Item 7, “Financial Statements, Proforma Financial Information and Exhibits,” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2003

Willis Lease Finance Corporation

		By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer