Form 10-K
period 2003-12-31
WILLIS LEASE FINANCE CORP
filed 2004-03-16
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 331-5281

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock Preferred Stock	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                      Yes  ☐          No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $20.7 million (based on a closing sale price of $4.63 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2004 was 8,864,535.

The Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                                                     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation and its subsidiaries (the “Company”) is a provider of aviation services focusing on leasing commercial aircraft engines and other aircraft-related equipment. The Company provides this service to passenger airlines, air cargo carriers and Maintenance and Repair Organizations (“MROs”). Aircraft operators require engines and parts beyond those installed in the aircraft that they operate. These “spare” aircraft engines and parts are required for various reasons including requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization.  Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines.

The Company’s core focus is on providing operating leases of commercial aircraft engines and other aircraft-related equipment. As of December 31, 2003, the Company had a total lease portfolio (including net investments in direct finance leases) consisting of 119 engines and related equipment, seven aircraft and four spare parts packages with an aggregate net book value of $505.0 million and 50 lessees in 25 countries. The Company actively manages its portfolio and structures its leases in order to maximize residual values of leased assets. The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft.

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

The Company entered into a business cooperation period with Flightlease AG and SRT with an original termination date of November 30, 2003, however Flightlease is in liquidation, and the agreement was terminated January 20, 2003. The Company had also entered into put option arrangements regarding certain engines to sell them at the Company’s discretion, to SRT Group America (which includes avioserv, the successor to WASI) at pre-determined prices. At December 31, 2003 all put options have been exercised and the transactions completed.

In connection with the strategic transactions, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and granted an option to purchase additional shares.  No shares were issued pursuant to the option which expired in 2002. FlightTechnics has two demand registration rights which are exercisable beginning November 30, 2003. The Company amended its Rights Agreement dated September 24, 1999 between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an “Exempt Person”, subject to FlightTechnics and its affiliates owning a certain percentage of the Company’s common stock.

FlightTechnics also may purchase more shares of the Company’s common stock in the open market or from existing stockholders upon the occurrence of certain conditions, but in no event may FlightTechnics and its affiliates collectively own more than 49.9% of the Company’s issued and outstanding common stock before November 30, 2005. Certain stockholders, including Charles F. Willis IV, and FlightTechnics have also agreed to certain voting provisions and to certain restrictions on their abilities to sell their shares of the Company’s common stock.

The Company is a Delaware corporation. Its executive offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company transacts business directly and through its subsidiaries unless otherwise indicated.

The Company maintains a website at www.wlfc.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission.

Management considers the continuing operations of the Company to operate in one reportable segment.

AIRCRAFT EQUIPMENT LEASING

The vast majority of the Company’s leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

All of the Company’s lease transactions are “triple-net leases”. A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the Company generally requires the lessee to maintain the aircraft engine in accordance with an approved maintenance program designed to ensure that the aircraft engine meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk.

The Company attempts to mitigate risk where possible. For example, the Company may make an independent analysis of the credit risk associated with the lessee before entering into a lease transaction. The Company’s credit analysis generally consists of evaluating the prospective lessee’s financial standing utilizing financial statements and trade and/or banking references. In certain circumstances, where the Company believes necessary, the Company may require its lessees to provide additional credit support such as a letter of credit or a guarantee from a bank or a third party or a security deposit. The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine the Company’s ability to repossess its equipment should the need arise.

At the commencement of a lease, the Company often collects, in advance, a security deposit (normally equal to at least one month’s lease payment), and, both at lease commencement and on an ongoing basis, maintenance reserves from the lessee based on the lessees’ creditworthiness. The security deposit is returned to the lessee after all return conditions have been met.  Maintenance reserves are collected in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance are required. In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee. Parts leases generally require that the parts be returned in the condition the parts were in at lease inception.

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

The Company focuses particularly on the noise compliant Stage III aircraft engines manufactured by CFM International (“CFM”), General Electric, Pratt & Whitney (“PW”), Rolls Royce and International Aero Engines. As of December 31, 2003, all but 2 of the engines in the Company’s lease portfolio were Stage III or Stage II engines that have been fitted with “hush-kits” and were generally suitable for use on one or more commonly used aircraft. The Company’s parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft. The Company’s investments in aircraft have primarily involved the purchase of de Havilland DHC-8 commuter aircraft and Boeing 727 (Super 27) aircraft which are Stage III compliant. The Company may make further investments in aircraft for lease in the future.

As of December 31, 2003, the Company had a total portfolio of 119 aircraft engines and related equipment, four spare parts packages and seven aircraft with an aggregate original cost of $577.4 million in its lease portfolio. As of December 31, 2002, the Company had a total portfolio of 120 aircraft engines and related equipment, four spare parts packages and six aircraft with an aggregate original cost of $560.1 million in its lease portfolio.

As of December 31, 2003, minimum future rentals for continuing operations under the noncancelable leases (both operating and direct finance leases) of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2004	$41,815
2005	26,207
2006	16,104
2007	11,745
2008	8,474
Thereafter	10,659
$115,004

As of December 31, 2003, the Company had 50 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 25 countries.

The following table displays the regional profile of the Company’s lease customer base for the years ended December 31, 2003, 2002 and 2001. No single country other than the United States accounted for more than 10% of the Company’s lease revenue for any of the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Lease Revenue	Percentage	Lease Revenue	Percentage	Lease Revenue	Percentage
	(dollars in thousands)
United States	$6,373	11%	$9,067	16%	$12,669	21%
Canada	1,042	2	1,041	2	3,409	6
Mexico	4,349	8	2,717	5	2,004	3
Australia/New Zealand	853	1	305	1	—	—
Europe	25,310	45	24,906	45	27,919	46
South America	7,576	13	6,322	11	5,787	10
Asia	5,540	10	6,312	11	5,446	9
Africa	1,373	2	418	1	—	—
Middle East	4,561	8	4,309	8	3,281	5
Total	$56,977	100%	$55,397	100%	$60,515	100%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

FINANCING/SOURCE OF FUNDS

The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 80% to 85% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under two of the Company’s credit facilities, the lender is entitled to receive a portion of the lease payments associated with the financed equipment to apply to debt service.  Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Loan interest rates often reflect the terms of the leases, the percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the “equity” portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings and private placements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

COMPETITION

The markets for the Company’s products and services are very competitive, and the Company faces competition from a number of sources. These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts distributors. Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, larger and more diverse product lines, complementary lines of business and greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

INSURANCE

In addition to requiring full indemnification under the terms of its leases, the Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third party liability insurance and physical damage and casualty insurance. The Company requires that it be named as an additional insured on liability insurance with the Company or its lenders normally identified as the payee for loss and damage to the equipment on policies carried by lessees.  The Company monitors compliance with the insurance provisions of the leases. The Company also carries contingent physical damage and third party liability insurance as well as product liability insurance.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2003, all but 2 of the engines in the Company’s lease portfolio are Stage III engines or Stage II engines that have been fitted with “hush-kits” and are generally suitable for use on one or more commonly used aircraft. The 2 engines that do not meet Stage III noise level requirements and are not “hush-kitted” are on-lease or available for lease to customers located in countries which have not adopted Stage III noise regulations such as Mexico and the countries of South America.

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

EMPLOYEES

As of December 31, 2003, the Company had 46 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.                                                     PROPERTIES

The Company’s principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2005. The annual lease rental commitments are approximately $328,000 and $349,000 for 2004 and 2005, respectively. Aircraft asset leasing, financing, sales and general administrative activities are conducted from the Sausalito location.  The Company also sub-leases from its former parts subsidiary, WASI, now called avioserv, approximately 3,100 square feet of office and warehouse space for the Company’s operations at San Diego, California.  This lease expires November 30, 2004, and the remaining lease commitment is approximately $78,000. The Company also leases office space in Beijing, China. As of December 31, 2003, there was one month remaining on the lease, however the lease has been extended by another month.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2003.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to the Company’s Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC.  As of March 8, 2004 there were approximately 859 stockholders of record of the Company’s Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2003 and 2002, as reported by NASDAQ, are set forth below:

	2003		2002
	High	Low	High	Low
First Quarter	$5.74	$4.23	$5.89	$4.25
Second Quarter	5.64	4.15	5.34	4.25
Third Quarter	5.79	4.75	5.65	3.50
Fourth Quarter	7.62	5.38	6.13	3.25

During the years ended December 31, 2003 and 2002 the Company did not pay cash dividends to Company stockholders.

The following table outlines the Company’s Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,912,650	$6.52	804,627
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,912,650	$6.52	804,627

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

	Years Ended December, 31
	2003	2002	2001	2000 (as restated)	1999
	(dollars in thousands)

Revenue:
Lease revenue	$56,977	$55,397	$60,515	$49,012	$44,079
Gain on sale of leased equipment	2,372	482	5,636	8,129	11,371
Sale of equipment acquired for resale	—	—	—	—	9,775
Net gain on debt prepayment	—	4,073	—	—	—
Other income	520	—	—	489	—
Total revenue	$59,869	$59,952	$66,151	$57,630	$65,225

Income from continuing operations	$4,177	$3,596	$7,643	$5,474	$10,123

Net income	$4,177	$3,596	$6,944	$7,189	$3,283

Basic earnings from continuing operations per common share	$0.47	$0.41	$0.87	$0.73	$1.37
Diluted earnings from continuing operations per common share	$0.47	$0.41	$0.86	$0.72	$1.36

		(as restated)	(as restated)

Balance Sheet Data:
Total assets	$560,022	$542,995	$531,453	$454,930	$408,752
Debt (includes capital lease obligation)	$362,395	$364,680	$359,547	$301,346	$292,167
Shareholders’ equity	$110,062	$104,905	$100,956	$95,065	$69,538

Lease Portfolio:
Engines at end of the period – continuing operations	119	120	110	100	87
Engines at end of the period – discontinued operations	—	—	4	10	14
Spare parts packages at the end of the period	4	4	4	4	4
Aircraft at the end of the period	7	6	6	6	8

As noted above, certain items have been restated. Refer to Note 15 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General.  The Company’s core focus is providing operating leases of commercial aircraft engines and other aircraft-related equipment.  As of December 31, 2003, the Company had a total portfolio of 50 lessees in 25 countries and its total lease portfolio consisted of 119 engines and related equipment, seven aircraft and four spare parts packages with an aggregate net book value of $505.0 million. The Company actively manages its portfolio and structures its leases in order to enhance residual values of leased assets. The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, approximately 20 engines having a net book value of $53.3 million are affected by this policy. If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. The Company reviews these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

At the lease commencement, the Company often collects, in advance, security deposits (normally equal to at least one month’s lease payment) and, both at lease commencement and on an ongoing basis, maintenance reserves from the lessee based on the creditworthiness of the lessee. The security deposit is returned to the lessee at the end of the lease after all return conditions have been met. Maintenance reserves are collected in accounts maintained by the Company or the Company’s lenders and are used when normal repair associated with engine use or maintenance is required.  In many cases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Additionally, at the end of the lease, a lessee may be required to make a payment, termed an “economic adjustment”, to compensate the Company for the difference between the condition of the engine as returned and the condition required as specified under the lease. Recovery is therefore dependent on the financial condition of the lessee.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such review necessitates estimates of current market values, and residual values. The estimates are based on available market data and are subject to fluctuation from time to time. The Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2003		2002
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$56,977	95.2%	$55,397	92.4%
Gain on sale of leased equipment	2,372	4.0	482	0.8
Net gain on debt prepayment	—	—	4,073	6.8
Other income	520	0.8	—	—
Total	$59,869	100%	$59,952	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2003, increased 3% to $57.0 million from $55.4 million for the comparable period in 2002. This increase primarily reflects a reduced amount of equipment off-lease offset by reduced average lease rate factors. The aggregate of net book value of leased equipment and net investment in direct finance lease at December 31, 2003 and 2002 was $505.0 million and $502.2 million, respectively, an increase of 1%, however, approximately $16.0 million was purchased in December and had no effect on lease revenue. At December 31, 2003, and 2002, respectively, approximately 12% and 14% of equipment by book value were off-lease, however, the average utilization for the year ended December 31, 2003 was 87% compared to 82% in the prior year. During the year ended December 31, 2003, 11 engines and two aircraft were added to the Company’s lease portfolio at a total cost of $45.5 million (including capitalized costs). During the year ended December 31, 2002, 10 engines were added to the Company’s lease portfolio at a cost of $47.7 million (including capitalized costs).

Gain on Sale of Leased Equipment. During the year ended December 31, 2003, ten engines from the lease portfolio were sold. The engines sold had a total net book value of $13.4 million and were sold for a gain of $2.4 million.

During the year ended December 31, 2002, four engines from the lease portfolio were sold. These engines had a total net book value of $15.9 million and were sold for a net gain of $0.5 million.

Net Gain on Debt Prepayment. This item, for the year ended December 31, 2002, relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.

Other Income. Other income consists primarily of management fee income, and income resulting from a casualty loss of $0.2 million.

Depreciation Expense.  Depreciation expense increased $2.2 million or 12% to $21.7 million for the year ended December 31, 2003, from the comparable period in 2002. Approximately $1.6 million of the increase was due primarily to changes in the estimates of useful lives and residual values in certain older engine types.

Write-down of Equipment.  Write-down of equipment to their estimated fair values from the application of SFAS 144 totaled $1.3 million for the year ended December 31, 2003, compared to $3.1 million for the year ended December 31, 2002, due to a reduction in demand and market value for certain engine types and management’s decision to dispose of, rather than repair where not cost-effective, a number of engines.

General and Administrative Expenses.  General and administrative expenses decreased 4% to $13.9 million for the year ended December 31, 2003, from the comparable period in 2002 due mainly to decreases in legal costs ($1.5 million), reduced engine related maintenance and inspection costs ($0.4 million) offset by increased staffing costs ($1.2 million).

Net Interest and Finance Costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, decreased 8% to $17.2 million for the year ended December 31, 2003 from the comparable period in 2002. Interest expense decreased 9% to $17.4 million for the year ended December 31, 2003, from the comparable period in 2002, due to a decrease in interest rates. Interest income for the year ended December 31, 2003, decreased to $0.2 million from $0.4 million for the year ended December 31, 2002, due mainly to reductions in interest rates.

Income Taxes. Income taxes for the year ended December 31, 2003, increased to $1.7 million from $0.7 million for the comparable period in 2002 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2003 was 29% compared to 17% for the prior year. The effective tax rate in 2002 was 28%, before adjustments for state income tax apportionment changes and deferred tax assets valuation allowances. The 2002 effective tax rate also reflects a reduction in the estimated proportion of revenue to be generated within California when the California state tax timing differences reverse, offset by a valuation allowance on deferred tax assets relating to state net operating losses of $0.1 million where management believes realizing the benefit of the loss carry forward is not assured. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

Revenue from continuing operations is summarized as follows:

	Year ended December 31,
	2002		2001
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$55,397	92.4%	$60,515	91.5%
Gain on sale of leased equipment	482	0.8	5,636	8.5
Net gain in debt prepayment	4,073	6.8	—	—
Total	$59,952	100%	$66,151	100%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2002, decreased 8% to $55.4 million from $60.5 million for the comparable period in 2001. This decrease primarily reflects an increased amount of equipment off-lease and reduced average lease rate factors, partially offset by an increase in the lease portfolio. The aggregate of net book value of leased equipment and net investment in direct finance lease on December 31, 2002 and 2001 was $502.2 million and $494.3 million, respectively, an increase of 2%. At December 31, 2002 and 2001 respectively, 14% and 15% of equipment by book value were off-lease, however, the average utilization for the year ended December 31, 2002 was 82% compared to 91% in the prior year. The increased percentage of off-lease equipment the Company experienced was due to the overall condition of the airline industry, with many airline customers having difficulty forecasting their spare engine requirements due to varying degrees of uncertainty. During the year ended December 31, 2002, 10 engines were added to the Company’s lease portfolio at a total cost of $47.7 million (including capitalized costs). During the year ended December 31, 2001, 21 engines were added to the Company’s lease portfolio at a total cost of $127.6 million (including capitalized costs).

Gain on the Sale of Leased Equipment. During the year ended December 31, 2002, four engines from the lease portfolio were sold.  The engines sold had a total net book value of $15.9 million and were sold for a gain of $0.5 million.

During the year ended December 31, 2001, eleven engines from the lease portfolio were sold. The engines sold had a total net book value of $31.3 million and were sold for a gain of $5.6 million. Included in the disposals were 7 engines sold to avioserv (a subsidiary of SRT Group America, a related party), for part-out at a loss of $0.9 million.

Net Gain on Debt Repayment.  This item for the year ended December 31, 2002, relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.

Depreciation Expense.  Depreciation expense increased 18% to $19.4 million for the year ended December 31, 2002, from the comparable period in 2001, due primarily to the increase in lease portfolio assets in 2002.

Write-Down of Equipment.  Write-down of equipment to their estimated fair values totaled $3.1 million for the year ended December 31, 2002, compared to $1.0 million for the year ended December 31, 2001, due to reductions in demand and market prices on certain engine types, and management’s decision to dispose of, rather than repair where not cost-effective, a number of engines.

General and Administrative Expenses.  General and administrative expenses increased 10% to $14.4 million for the year ended December 31, 2002, from the comparable period in 2001 due mainly to increases in legal costs ($0.8 million), insurance premiums ($0.4 million), and engine related maintenance and inspection costs ($0.4 million).

Net Interest and Finance Costs.  Overall, net interest and finance costs, which is comprised of interest expense, residual sharing expense and interest income decreased 21% to $18.7 million for the year ended December 31, 2002, from the comparable period in 2001. Interest expense decreased 21% to $19.1 million for the year ended December 31, 2002, from the comparable period in 2001, due to a decrease in interest rates partially offset by an increase in average debt outstanding during the period. This increase in debt was primarily related to debt associated with the increase in lease portfolio assets. Residual sharing expense was $0.0 million for the year ended December 31, 2002, compared to $0.4 million for the comparable period in 2001. In 2001, the Company settled its outstanding residual share obligations. Interest income for the years ended December 31, 2002 and 2001 was $0.4 million and $0.9 million respectively, the reduction due mainly to lower interest rates.

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

Net earnings from the discontinued operations for the year ended December 31, 2001 was as follows (in thousands of dollars):

2001
Revenue:
Operating lease income	$637
Total Revenue	637
Expenses:
Depreciation expense	343
Cost of spare parts sales	150
Total expenses	493

Earnings from operations	144
Net interest and finance cost	49
Earnings before income taxes	95
Income tax (expense)	(38)
Net earnings from discontinued operations	$57

The net (loss) on disposal of discontinued operations for the year ended December 31, 2001 was as follows (in thousands of dollars):

2001

Post-closing sale price adjustment	$(384)
Loss on Disposal and write-down of leased engine portfolio	(879)
(Loss) on disposal of discontinued operations	(1,263)
Income taxes	507
(Loss) on disposal of discontinued operations	$(756)

ACCOUNTING PRONOUNCEMENTS

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

Statement 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions of SFAS121 relating to impairment testing and valuation. The Statement became effective from January 1, 2002. The adoption of this Statement did not materially change the way the Company reviews and calculates asset impairment charges. During the year ended December 31, 2003, as a result of its review, the Company recorded impairment charges of $1.3 million. During the year ended December 31, 2002, as a result of its review, the Company recorded impairment charges of $3.1 million. During the year ended December 31, 2001, the Company recorded a similar charge of $1.2 million in continuing and discontinued operations.

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

The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement. (Refer to Managements’ Discussion and Analysis — Liquidity and Capital Resources for information on the debt guarantees.)

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $68.3 million, $66.4 million and $142.8 million, in the years ended December 31, 2003, 2002 and 2001, respectively, was derived from this activity. In these same time periods $84.0 million, $61.2 million and $84.6 million, respectively, was used to pay down related debt or capital lease obligations. Cash flow from operating activities generated $41.9 million, $31.6 million and $33.3 million in the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $45.5 million, $47.7 million and $127.6 million of funds were used for this purpose in the years ended December 31, 2003, 2002 and 2001, respectively.

Cash flows from operations are driven significantly by changes in revenue. While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout 2003. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue is also affected by the amount of equipment off lease. Approximately 12%, by book value, of the Company’s assets were off-lease at December 31, 2003, compared to approximately 14% at December 31, 2002, and the average utilization rate for the year ended December 31, 2003, was 87% compared to 82% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by further reduction in interest rates, there will be a negative impact in earnings and cash flows from operations.

At December 31, 2003, notes payable consists of bank loans totaling $362.4 million payable over periods of 1 to 6 years with interest rates varying between approximately 2.9% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At December 31, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes. As of December 31, 2003, $30.0 million was available under this facility. The facility matures in May 2004. The Company is currently discussing the renewal of this facility with its banks and expects the facility to be renewed on substantially similar terms. The interest rate on this facility at December 31, 2003 was 1-month LIBOR plus 1.75%. Under the $125 million revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $125 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee. The lenders have the option to make either a call to make up a payment or performance deficiency or a full call of the loan.

At December 31, 2003, the Company had a fully drawn $219.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company. The facility has a 1-year revolving period ending September 9, 2004, followed, if not renewed, by a 4-year amortization period. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $197.1 million Class A notes and $21.9 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at December 31, 2003 is $21.9 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  The WEF subsidiary is consolidated for financial statement presentation purposes. At December 31, 2003, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2003, the Company had warehouse and revolving credit facilities totaling $344.0 million compared to $375.0 million at December 31, 2002. Included in the $375.0 million was $50.0 million made available to the Company under its warehouse facility, which was only available to be drawn until March 31, 2003. The Company did not draw the full amount available to it by the due date. At December 31, 2003 and 2002, respectively, $30.0 million and $50.0 million was available under these combined facilities.

At December 31, 2003, the Company had a $22.2 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is 1-month LIBOR plus 2.05%. This facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

In the fourth quarter of 2003, the Company purchased aircraft, engines and related equipment with vendor provided financing. Such financing totaled $13.3 million and is repayable during 2004. Under one of these loans which has an outstanding balance of $4.4 million, the Company has provided a guaranty to the loan provider. The borrower under the loan is an owner trustee for the benefit of the Company and as such, the Company has guaranteed the performance of the obligations of the owner trustee under the sale and note agreements.

In December 2003, the Company also refinanced several of its aircraft. The loan is for 3 years carrying an interest rate of 7.75%. At December 31, 2003, the balance due under this loan was $3.9 million.

In the fourth quarter ended December 31, 2002, the Company repaid a $35.0 million revolving credit facility with a financial institution. Borrowings under the facility accrued interest at a rate of LIBOR plus 2.00% per annum and were secured by specific engines and leases pledged to the lender. The loan was repaid at a discount generating a net gain on prepayment of $4.1 million.

At December 31, 2003, 1-month LIBOR was approximately 1.12% and the commercial paper rate was approximately 1.05%. At December 31, 2002, the rates were approximately 1.38% and 1.42%, respectively.

Approximately $122.1 million of the Company’s debt is repayable during 2004.  Such repayments consist of scheduled installments due under term loans.  The table below summarizes the Company’s contractual commitments at December 31, 2003.

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$362,395	$122,077	$71,398	$168,750	$170
Operating Lease Obligations	759	410	349	—	—
Total	$363,154	$122,487	$71,747	$168,750	$170

Approximately $340.1 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 85% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at December 31, 2003.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates. In addition, commitment fees are payable on the unused portion of the facilities.

The Company’s lease of its office premises in Sausalito expires on December 31, 2005. The sublease of Company premises in San Diego expires in November 2004. The lease of office space in Beijing, China expires in January, 2004, but is expected to be extended.

The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd. The Company has invested $1.5 million to date.

The Company believes that its equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s level of operations. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its level of operations. The Company is discussing additions to its capital base with its commercial and investment banks.  If the Company is not able to access additional capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2003, $336.6 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. The Company’s equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $65.0 million, with remaining terms of between 2 and 49 months and fixed rates of between 3.32% and 5.96%. During 2002, the Company purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates which commenced in 2003 and rates capped at 5.5%. The fair value of the swaps at December 31, 2003 and 2002 was negative $0.7 million and $1.9 million respectively, representing a liability of the Company.  The fair value of the caps at December 31, 2003 was positive $7,000 compared to positive $57,000 at December 31, 2002, representing an asset of the Company.

Interest expense for the year ended December 31, 2003, was increased due to the Company’s interest rate hedges by approximately $2.3 million compared to $2.8 million in the comparable period in 2002.  For the year ended December 31, 2001, interest expense was increased due to the Company’s interest rate hedges by approximately $1.9 million.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the next year.

Related Party and Similar Transactions

The Company sells engines to avioserv (formerly the Company’s parts subsidiary, “WASI” which is now a subsidiary of SRT Group America, a related party). The Company also entered into put option arrangements regarding certain engines to sell them at the Company’s discretion, to avioserv at pre-determined prices. All the put options have been exercised and the transactions completed. The Company also leases office space from avioserv with the lease term expiring November 30, 2004.

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) originally scheduled to end on November 30, 2003, however Flightlease is now in liquidation, and SRT has sold its interest in SR Technics Switzerland, to a group consisting of 3i (an investment company) and SRT’s management, and as a result, the cooperation agreement was terminated January 20, 2003. During the years ended December 31, 2003 and 2002, and 2001, respectively, there were no transactions initiated by either party. Flightlease and SRT are members of FlightTechnics, an entity that owns 15% of the Company’s common stock.

The Company leases engines to SR Technics Switzerland having a book value of approximately $39.0 million with lease terms expiring in up to seven years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company.

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and then Director of the Company, Hans Joerg Hunziker. The agreement was initially for a one-year term, ending September 2003 but was extended until January, 2004, to provide strategic advice and investigation into additional sources of capital.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV has entered into a Stock Purchase Agreement – Aloha IslandAir, Inc. dated December 5, 2003, to purchase the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”). Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately thirty-five percent of the Company's stock as of December 31, 2003.  IslandAir leases four DeHaviland DH-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.2 million per year and have a net book value of $15.2 million, for remaining periods of between four and five years.  IslandAir’s obligations under these leases are guaranteed by Aloha. The Stock Purchase Agreement provides that Aloha’s guarantees will continue after the closing of the sale of IslandAir to Gavarnie. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company. The Company is also negotiating the lease of the Company’s remaining DH-8-100 aircraft, with a net book value of approximately $1.8 million at December 31, 2003, to Island Air. It is not expected that this lease, if signed, will be guaranteed by Aloha.

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

The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, especially U.S. airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the impact of September 11, 2001 events and changes in fuel prices (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) other terrorism and geo-political risks. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

As of December 31, 2003, approximately 55% by value of the Company’s equipment available for lease was either off-lease, on month-to-month leases or on leases expiring in 2003. At December 31, 2002, approximately 55% by value of the Company’s equipment was similarly categorized. The ability of the Company to successfully remarket this equipment will have a significant impact on the Company’s future results and on its ability to draw under certain of its credit facilities.

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

On February 13th, 2004, Air Littoral, one of the Company’s customers, went into liquidation. At December 31, 2003 Air Littoral owed approximately $190,000. The company has security deposits and provisions totaling approximately $188,000 and is in the process of recovering its engines.

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

For the twelve months ended December 31, 2003, 89% of the Company’s lease revenue (in 2002, the percentage was 84%) was generated by leases to foreign customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) currency. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

There is no assurance that the Company will be able to effectively manage its existing or the possible future expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected. The Company may also acquire businesses that would complement or expand the Company’s existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the impairment of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees. Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases. Approximately $336.6 million of the Company’s outstanding debt is variable rate debt. The Company estimates a one percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $2.7 million per annum (in 2002, $2.3 million per annum). The Company estimates a two percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $5.4 million per annum (in 2002, $4.6 million per annum).

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

The Company is also exposed to currency devaluation risk. During 2003, 89% (in 2002, the percentage was 84%) of the Company’s total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) currency. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 28.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

There have been no significant changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls. However, as previously reported, during the second quarter of 2003, the Company initiated an in-depth review of its engine-related assets. This review detected an error resulting in the restatement of the Company’s Form 10-K for the Year Ended December 31, 2002. As a result, the Company changed an internal control procedure with respect to engine-related assets from an oral report to a monthly written report, to increase the visibility of these assets to management.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available on the Company’s website at www.wlfc.com. The Company also undertakes to provide, free of charge, a copy of the Code of Ethics by writing to the following address:

Attention: Director of Human Resources

Willis Lease Finance Corporation

2320 Marinship Way, Ste. 300

Sausalito, CA 94965

The remainder of the information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement. The information in Item 5 of this report regarding the Company’s Equity Compensation Plans is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company was billed the following amounts by its principal accountant:

	2003	2002
Audit fees	$370,440	$312,100
Audit-related fees	9,500	4,400
Tax fees	40,700	100,140
All other fees	—	—
	$420,640	$416,640

Amounts billed under Audit-related fees for 2003 consist of accounting advice relating to Sarbanes-Oxley Act compliance and for 2002 consist of accounting advice related to derivatives.

Amounts billed under Tax fees primarily consist of fees for tax compliance and tax planning advice.

The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 28.

(a)  (2) Financial Statement Schedules

Schedule II Valuation Accounts are submitted as a separate section of this report on page 52.

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

10.4	Employment contract between the Company and Monica J. Burke dated June 21, 2002. Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.5	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of May 22, 2001. Incorporated by reference to the Company’s Proxy Statement dated May 1, 2001.

10.6*	Amended and Restated Credit Agreement as of February 10, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2000.

10.7

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC.  Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.8*

Credit Agreement dated May 1, 2001 among the Company, certain banking institutions, National City Bank and Fortis Bank (Netherland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.9*

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

10.24*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.25*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.26

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on form 10-K for the year ended December 31, 2002.

10.27*

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

10.34*

First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003. Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.35*

First Amendment to Series Supplement between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003. Incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.36

Amendment No. 1 to Note Purchase Agreements between Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003. Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.37	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 31, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

10.38	Employment letter between the Company and Thomas C. Nord dated June 11, 2003

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company

23.1	Consent and Report on Schedule II of KPMG LLP, Independent Auditors

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)         Reports on Form 8-K

(i)             On November 10, 2003, the Company filed a Form 8-K disclosing under Item 7, “Financial Statements,

Proforma Financial Information and Exhibits,” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and nine months ended September 30, 2003.

(d)       Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 28.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 12, 2004

Willis Lease Finance Corporation
`

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 12, 2004	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 12, 2004	Chief Financial Officer	/s/ MONICA J. BURKE
Monica J. Burke

Date: March 12, 2004	Corporate Controller and	/s/ ANDREW STOKES
	Chief Accounting Officer	Andrew Stokes

Date: March 12, 2004	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: March 12, 2004	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: March 12, 2004	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 12, 2004	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002 (as restated).

Consolidated Statements of Income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, December 31, 2002 (as restated) and December 31, 2001 (as restated).

Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors

Willis Lease Finance Corporation:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP
San Francisco, California

February 13, 2004

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2003	December 31, 2002 (as restated)

ASSETS
Cash and cash equivalents including restricted cash of $33,784 and $24,486 at December 31, 2003 and 2002, respectively	$42,986	$27,289
Equipment held for operating lease, less accumulated depreciation of $67,873 and $54,687 at December 31, 2003 and 2002, respectively	499,454	495,398
Net investment in direct finance lease	5,551	6,832
Operating lease related receivable, net of allowances of $440 and $299 at December 31, 2003 and 2002, respectively	2,095	3,380
Investments	1,480	1,480
Assets under derivative instruments	7	57
Other assets	8,449	8,559
Total assets	$560,022	$542,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,753	$4,328
Liabilities under derivative instruments	696	1,903
Deferred income taxes	25,283	23,214
Notes payable	362,395	364,680
Maintenance reserves	46,408	34,211
Security deposits	2,314	3,501
Unearned lease revenue	7,111	6,253
Total liabilities	449,960	438,090

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,846,805 and 8,833,978 shares issued and outstanding at December 31, 2003 and 2002, respectively)	88	88
Paid-in capital in excess of par	61,710	61,646
Accumulated other comprehensive loss, net of tax of $584 and $960 at December 31, 2003 and 2002, respectively	(660)	(1,576)
Retained earnings	48,924	44,747
Total shareholders’ equity	110,062	104,905
Total liabilities and shareholders’ equity	$560,022	$542,995

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended Ended December 31,
	2003	2002	2001
REVENUE
Lease revenue	$56,977	$55,397	$60,515
Gain on sale of leased equipment	2,372	482	5,636
Net gain on debt prepayment	—	4,073	—
Other income	520	—	—
Total revenue	59,869	59,952	66,151

EXPENSES
Depreciation expense	21,686	19,449	16,485
Write-down of equipment	1,272	3,052	962
General and administrative	13,852	14,439	13,136
Total expenses	36,810	36,940	30,583

Earnings from operations	23,059	23,012	35,568

Interest expense	17,409	19,110	24,125
Interest income	(244)	(432)	(934)
Residual share	—	—	360
Net interest and finance costs	17,165	18,678	23,551

Income from continuing operations before income taxes	5,894	4,334	12,017
Income tax (expense)	(1,717)	(738)	(4,374)
Income from continuing operations	4,177	3,596	7,643

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense of $38 for year ended December 31, 2001)	—	—	57
(Loss) on disposal of discontinued operations (net of income tax benefit of $(507) for year ended December 31, 2001)	—	—	(756)
	—	—	(699)
Net income	$4,177	$3,596	$6,944

Basic earnings per common share:
Income from continuing operations	$0.47	$0.41	$0.87
Discontinued operations	—	—	(0.08)
Net income	$0.47	$0.41	$0.79

Diluted earnings per common share:
Income from continuing operations	$0.47	$0.41	$0.86
Discontinued operations	—	—	(0.08)
Net income	$0.47	$0.41	$0.78

Average common shares outstanding	8,840	8,831	8,771
Diluted average common shares outstanding	8,888	8,851	8,892

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Twelve Months Ended December 31, 2003, 2002 and 2001

(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2000 (as restated)	8,705	$87	$60,771	$—	$34,207	$95,065

Net Income	—	—	—	—	6,944	6,944

Other comprehensive income
Transition adjustment for hedging instruments as of January 1, 2001, net of tax of $279	—	—	—	(464)	—	(464)
Net loss on cashflow hedging instruments, net of tax of $812	—	—	—	(1,351)	—	(1,351)
Total comprehensive income						5,129

Shares issued	121	1	671	—	—	672

Tax benefit on disqualified dispositions of shares	—	—	90	—	—	90
Balances at December 31, 2001 (as restated)	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net Income	—	—	—	—	3,596	3,596

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $131	—	—	—	239	—	239
Total comprehensive income						3,835

Shares issued	8	—	40	—	—	40

Tax benefit on disqualified dispositions of shares	—	—	74			74
Balances at December 30, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	4,177	4,177

Other comprehensive loss
Net gain on cashflow hedging instruments, net of tax of $376	—	—	—	916	—	916
Total comprehensive income						5,093

Shares issued	13	—	61	—	—	61

Tax benefit on disqualified dispositions of shares	—	—	3	—	—	3
Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$4,177	$3,596	$6,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,686	19,449	17,093
Write-down of equipment	1,272	3,052	962
Allowances and provisions	141	200	175
Stock option compensation	—	—	162
Loss on derivative instruments	—	99	—
Gain on sale of leased equipment	(2,372)	(482)	(5,636)
Loss on sale of discontinued operations	—	—	613
Write-off of deferred costs	312	781	—
Changes in assets and liabilities:
Receivables	1,144	(1,030)	2,134
Other assets	(205)	366	445
Accounts payable and accrued expenses	1,314	(686)	(2,103)
Deferred income taxes	1,707	729	6,909
Residual share payable	—	—	(2,630)
Maintenance reserves	12,197	5,297	7,308
Security deposits	(26)	(8)	392
Unearned lease revenue	546	234	545
Net cash provided by operating activities	41,893	31,597	33,313
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	20,386	16,400	36,898
Proceeds from sale of discontinued operations	—	—	771
Purchase of equipment held for operating lease	(31,881)	(47,652)	(127,613)
Purchase of property, equipment and furnishings	(78)	(267)	(773)
Investment at cost	—	—	(700)
Net principal payments received on direct finance lease	1,281	467	611
Net cash used in investing activities	(10,292)	(31,052)	(90,806)
Cash flows from financing activities:
Proceeds from issuance of notes payable	68,376	66,378	142,806
Debt issuance cost	(363)	(2,457)	(1,772)
Purchase of derivative instruments	—	(789)	—
Proceeds from issuance of common stock	61	40	510
Principal payments on notes payable	(83,978)	(61,245)	(84,605)
Net cash (used in)/provided by financing activities	(15,904)	1,927	56,939
Increase in cash and cash equivalents and restricted cash	15,697	2,472	(554)
Cash and cash equivalents at beginning of period including restricted cash of $24,486, $20,351 and $16,666 at December 31, 2002, 2001 and 2000, respectively	27,289	24,817	25,371
Cash and cash equivalents at end of period including restricted cash of $33,784, $24,486 and $20,351 at December 31, 2003, 2002 and 2001, respectively	$42,986	$27,289	$24,817
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$14,933	$17,248	$24,474
Income Taxes	$29	$11	$59

Supplementary disclosures of non-cash investing activities:

A liability of $13,317 was incurred in connection with the Company’s purchase of aircraft and engines.

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

(b)                               Principles of Consolidation

The consolidated financial statements include the accounts of Willis, Terandon, T-2, T-4, T-5, T-7, T-8, T-10, T-11, WEF, WLFC—Pooling, WLFC-AC1 Inc., WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)                                Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

(d)                               Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation.  Certain professional fees incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets.  Major overhauls paid for by the Company, which add economic value, are capitalized and depreciated over the estimated remaining useful life of the equipment.

The Company generally depreciates engines on a straight-line basis over a 15 year period from the acquisition date to a 55% residual value.  The Company believes that this methodology accurately reflects the Company’s typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

For engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly.

The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 14 years to a 25% residual value.

The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cashflows over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. The Company reviews at least quarterly the carrying value of long-lived assets. Such reviews resulted in a write-down of assets of $1.3 million, $3.1 million and $962,000 in continuing operations (disclosed separately as “Write-Down of Equipment”) and $0, $0, and $266,000 in discontinued operations (included with (Loss) on Disposal of Discontinued Operations in the Income Statement) in 2003, 2002 and 2001, respectively.

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

The Company accounts for derivatives and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138), and under these Statements the Company’s interest rate swaps were designated as cash flow hedges. Cash flow hedges are recognized on the balance sheet at their fair value. The Company formally documents, at the contract’s inception, all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all cash-flow hedges to liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate. On January 1, 2001, the Company upon adoption of the statements, recorded a transition adjustment of $464,000 (net of tax of $279,000), representing the net unrealized loss on interest rate swap agreements and for the year ended December 31, 2001, recorded adjustments to other Accumulated Comprehensive Loss of $1.4 million (net of tax of $0.8 million) representing the net unrealized losses incurred during 2001 relating to the swap agreements.

During the year ended December 31, 2002, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $239,000 (net of tax of $131,000) for changes in fair value of effective cashflow hedges and charges of $0.1 million to interest expense for changes in fair value of ineffective cashflow hedges.

During the year ended December 31, 2003, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $0.9 million (net of tax of $0.4 million) for changes in fair value of effective cashflow hedges. Refer to Note 5 for further details.

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

As of December 31, 2003, 2002 and 2001, respectively, no engines were subject to residual sharing arrangements as during 2001 the subject engines were sold and/or loans repaid and residual share obligations settled in full.

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

(l)                                  Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Certain bank accounts are subject to restrictions in connection with the Company’s borrowings. Under the warehouse facility cash is collected in a restricted account, which is used to service the debt, any amounts remaining after debt service and defined expenses are distributed to the Company. Additionally, under this facility maintenance reserve payments and lease security deposits are accumulated in a restricted account and are not available for general use. Further, the Company must maintain a cash reserve equal to 2% of the outstanding warehouse debt at all times. The WLFC-AC1 credit facility has similar maintenance reserve and security deposit accounts restricted from general use. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance provisions and will usually be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves are then available to the Company. Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee.  To the extent return conditions are not met, these deposits may be retained by the Company.

(m)                             Reclassifications

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

(n)                               Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

Management believes that the accounting policies on useful life of equipment, residual values and asset impairment are critical to the results of operations.

If the useful lives or residual values are lower than those estimated by the Company, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

(o)                               Comprehensive Income

The Company reports changes in equity from all sources. For the years ended December 31, 2003, 2002 and 2001, comprehensive income includes net income and the net gain or loss on the change in fair value of cash flow hedges.

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

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,840	8,831	8,771
Potentially dilutive common shares	48	20	121
Total Shares	8,888	8,851	8,892
Potential common stock excluded as anti-dilutive in period	1,645	1,263	587

(q)                               Investments

Investments are in non-marketable securities where management does not have significant influence and are recorded at cost. Management evaluates the investments for impairment quarterly, and at December 31, 2003, no adjustment to the carrying value was required.

(r)                                 Stock Options

The Company accounts for its stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock.

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

At December 31, 2003, 2002 and 2001, the Company had two stock-based compensation plans, as described in Note 10.  The Company applies APB 25 in accounting for its plans. Accordingly, no compensation expense for continuing operations has been recognized. Had compensation cost for the Company’s two stock-based compensation plans and warrants been determined consistent with SFAS 148, the Company’s net income and earnings per share would have been as follows:

	2003	2002	2001
Net income as reported	$4,177	$3,596	$6,944
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(651)	(929)	(1,191)
Proforma net income	$3,526	$2,667	$5,753

Basic earnings per common share as reported	$0.47	$0.41	$0.79
Basic earnings per common share pro forma	$0.40	$0.30	$0.66

Diluted earnings per common share as reported	$0.47	$0.41	$0.78
Diluted earnings per common share pro forma	$0.40	$0.30	$0.65

The fair value of the purchase rights under the Purchase Plan, the Plan and the warrants is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected Dividend Yield	0%	0%	0%	0%	0%	0%
Risk-free Interest Rate	2.89%	3.47%	2.77%	1.21%	3.94%	2.77%
Expected Volatility	72.07%	72.80%	74.88%	71.35%	72.80%	74.88%
Expected Life (in years)	3.97	3.89	3.05	0.5 -1.0	0.5-2.0	0.5-2.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock plans and the warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock plans and the warrants.

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

As part of the transaction, the Company agreed to retain the lease portfolio of engines maintained and managed by WASI. Certain of these engines were subject to put option arrangements where, at the option of the Company, SRT Group America agreed to purchase these engines at pre-determined prices.

To the extent that the engines in the portfolio retained are subject to put options or are identified as likely to be sold, the assets and the results of operation were included in discontinued operations. Any remaining equipment retained upon the sale of WASI and not disposed of as of December 31, 2001, was reclassified to Continuing Operations effective January 1, 2002.

Income from discontinued operations for the year ended December 31, 2001 is as follows (in thousands of dollars):

2001
Revenue:
Operating lease income	$637
Total Revenue	637

Expenses:
Depreciation expense	343
Cost of spare parts sales	150
Total expenses	493

Earnings from Discontinued Operations	144
Net interest and finance cost	49
Earnings before income taxes	95
Income tax (expense)	(38)
Income from Discontinued Operations	$57

The (loss) on disposal of discontinued operations for the year ended December 31, 2001 is as follows (in thousands of dollars):

2001
Post-closing sale price adjustment	(384)
Loss on disposal and write-down of leased engine portfolio	(879)
(Loss) on disposal of discontinued operations before taxes	(1,263)
Income taxes	507
Net (loss) on disposal of discontinued operation	$(756)

(3)                                 Equipment Held For Lease and Net Investment in Direct Finance Lease

At December 31, 2003, the Company had 119 aircraft engines and related equipment (including equipment under direct finance leases) with an aggregate original cost of $534.0 million, 4 spare parts packages with an aggregate original cost of $10.4 million and 7 aircraft with an aggregate original cost of $29.6 million and engine related equipment with an aggregate original cost of $3.4 million, in its operating and finance lease portfolio. At December 31, 2002, the Company had 120 aircraft engines and related equipment with an aggregate original cost of $520.8 million, 4 spare parts packages with an aggregate original cost of $14.6 million and 6 aircraft with an aggregate original cost of $24.9 million in its operating and finance lease portfolio.

A majority of the Company’s aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases its aircraft equipment to lessees domiciled in 9 geographic regions. The tables below set forth geographic information about the Company’s leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease revenue from continuing operations	2003	2002	2001
	(in thousands)
Region
United States	$6,373	$9,067	$12,669
Canada	1,042	1,041	3,409
Mexico	4,349	2,717	2,004
Australia/New Zealand	853	305	—
Europe	25,310	24,906	27,919
South America	7,576	6,322	5,787
Asia	5,540	6,312	5,446
Africa	1,373	418	—
Middle East	4,561	4,309	3,281
Totals	$56,977	$55,397	$60,515

Lease revenue from continuing operations less applicable depreciation, interest and residual share:	Years ended December 31,
	2003	2002	2001
	(in thousands)
Region:
United States	1,148	$3,071	$4,424
Canada	914	488	535
Mexico	1,143	1,177	652
Australia/New Zealand	426	141	—
Europe	13,421	12,461	11,178
South America	4,111	3,257	1,765
Asia	2,736	2,978	1,720
Africa	775	135	—
Middle East	2,460	1,860	1,075
Off-lease and other	(4,682)	(8,097)	(1,541)

Totals	$22,452	$17,471	$19,808

Net book value of equipment held for operating lease:	Years ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Region
United States	$48,575	$47,484	$85,235
Canada	—	13,415	493
Mexico	37,025	26,776	13,247
Australia/New Zealand	10,470	18,103	—
Europe	195,887	179,230	192,266
South America	59,064	44,265	48,304
Asia	38,213	42,450	38,368
Africa	5,884	15,462	—
Middle East	38,475	34,173	35,255
Off-lease and other	65,861	74,040	73,874

Totals	$499,454	$495,398	$487,042

Included in “off-lease and other” is equipment that is held for disposal totaling approximately $7.0 million at December 31, 2003 and $2.4 million at December 31, 2002.

As of December 31, 2003 and 2002, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2003 Net Book Value (in thousands)
Off-lease and other	$65,861
Month-to-month leases	74,325
Leases expiring 2004	134,970
Leases expiring 2005	51,473
Leases expiring 2006	61,745
Leases expiring 2007	34,650
Leases expiring 2008	28,160
Leases expiring thereafter	48,270
$499,454

Lease Term	December 31, 2002 Net Book Value (in thousands) as restated
Off lease and other	$74,040
Month-to-month leases	40,566
Leases expiring 2003	156,453
Leases expiring 2004	35,782
Leases expiring 2005	48,062
Leases expiring 2006	53,790
Leases expiring 2007	30,213
Leases expiring thereafter	56,492
$495,398

The net investment in direct finance leases on December 31, 2003 and 2002 was as follows:

	2003	2002
	(in thousands)
Minimum payments receivable	$714	$2,703
Guaranteed Residual value of leased assets	4,950	4,950
Unearned income	(113)	(821)
Net investment in finance lease	$5,551	$6,832

As of December 31, 2003, minimum future payments under non-cancelable leases were as follows:

Year	Operating	Finance
	(in thousands)
2004	$36,151	$5,664
2005	26,207	—
2006	16,104	—
2007	11,745	—
2008	8,474	—
Thereafter	10,659	—
	$109,340	$5,664

(4)                                 Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2003	2002
	(in thousands)
Note payable at a floating interest rate of LIBOR plus 2.3%. Secured by aircraft engines and the proceeds thereof. The note matures in October 2006, but was repaid in October 2003.	—	629

Subordinated note payable at a fixed interest rate of 7%. Secured by aircraft engines, spare parts and the proceeds thereof. The note matures in June 2004 but was repaid in January 2003.	—	366

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines and the proceeds thereof. The note matures in September 2006.	2,658	2,995

Note payable at a fixed interest rate of 8.18% secured by aircraft and the proceeds thereof. The note matured in January 2003 and was extended until March 2003 when it was repaid.	—	3,884

Note payable at a fixed interest rate of 6.95% secured by aircraft and the proceeds thereof. The note matures in September 2005.	5,904	6,799

$ 197.1 million Class A notes payable at a floating rate of interest based on commercial paper rates plus an average weighted spread of 2.26% and $21.9 million Class B notes payable at LIBOR plus an average weighted spread of 5.32%. The facility has a 1-year revolving period ending September 2004, followed by a 4-year amortization period. The Company has a guarantee to Class B Noteholders to a maximum of $21.9 million. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.	219,000	200,000

Credit facility at a floating rate of interest of LIBOR plus 1.75% (2002, 2%). Secured by engines, and the proceeds thereof. The facility has a committed amount of $125 million, and matures in May 2004.	95,000	125,000

Note payable at a floating rate of LIBOR + 2.75%. The note matures in December 2009. Secured by an aircraft.	415	460

Note payable at a floating rate of LIBOR + 2.05%. The note matures on June 29, 2005. Secured by aircraft engines and the proceeds thereof.	22,225	24,547

Note payable at a fixed interest rate of 7.75% secured by aircraft and the proceeds thereof. The note matures in December 2006.	3,876	—

Note payable at a fixed interest rate of 6% secured by an aircraft engine. The note matures in 2004. Under this loan, the Company has provided a guaranty to the lender. The borrower under the loan is an owner trustee for the benefit of the Company, and the Company has guaranteed the performance of the obligation of the owner trustee under the sale and note agreements.	4,436	—

Note payable, with no interest rate, secured by aircraft, engines and related equipment. The note matures in 2004 (net of 6% imputed discount of $256).	8,881	—

Total notes payable	$362,395	$364,680

In 2002, the Company prepaid a $35.0 million credit facility at a discount, generating a gain of $4.1 million.

At December 31, 2003, 1-month LIBOR was approximately 1.12% and the Commercial Paper rate was approximately 1.05%. At December 31, 2002, the rates were 1.38% and 1.42%, respectively.

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s debt is estimated by the Company to be $361.5 million at December 31, 2003.

Principal outstanding at December 31, 2003, is repayable as follows:

Year	(in thousands)
2004	$122,077
2005	48,451
2006	22,947
2007	17,617
2008	151,133
Thereafter	170
$362,395

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverage. As of December 31, 2003, the Company was in compliance with all covenant requirements.

At December 31, 2003, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes. The equipment is then pledged as collateral for debt obligations. As of December 31, 2003, $30.0 million was available under this facility. The facility matures in May 2004. The interest rate on this facility at December 31, 2003 was 1-month LIBOR plus 1.75%. Under the $125 million revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $125 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee. The lenders have the option to make either a call to make up a payment or performance deficiency or a full call of the loan.

At December 31, 2003, the Company had a fully drawn $219.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines acquired by such finance subsidiary from the Company. The equipment is then pledged as collateral for debt obligations. The facility has a 1-year revolving period ending September 9, 2004, followed, if not renewed, by a 4-year amortization period. The facility’s structure is designed to facilitate the issuance of public or private securitized notes by WEF.  There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company.  The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  The facility notes are divided into $197.1 million Class A notes and $21.9 million Class B notes.  The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at December 31, 2003 is $21.9 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately.  The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  At December 31, 2003, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2003, the Company had warehouse and revolving credit facilities totaling $344.0 million compared to $375.0 million at December 31, 2002. Included in the $375.0 million was $50.0 million made available to the Company under its warehouse facility, which was only available to be drawn until March 31, 2003. The Company did not draw the full amount available to it by the due date. At December 31, 2003 and 2002, respectively, $30.0 million and $50.0 million was available under these combined facilities.

At December 31, 2003, the Company had a $22.2 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The equipment is then pledged as collateral for debt obligations. The facility is a five-year term loan with final maturity of June 29, 2005.  The interest rate is 1- month LIBOR plus 2.05%.  This facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

In the fourth quarter of 2003, the Company purchased aircraft, engines and related equipment with vendor provided financing. Such financing totaled $13.3 million and is repayable during 2004. Under one of these loans which has an outstanding balance of $4.4 million, the Company has provided a guaranty to the loan provider. The borrower under the loan is an owner trustee for the benefit of the Company and as such, the Company has guaranteed the performance of the obligations of the owner trustee under the sale and note agreements.

In December 2003, the Company also refinanced several of its aircraft in its lease portfolio. The loan is for 3 years carrying an interest rate of 7.75%. At December 31, 2003, the balance due under this loan was $3.9 million.

(5)                               Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a large portion of the Company’s borrowings are at variable rates. In addition, WEF is required under its credit agreement to hedge a portion of its borrowings. These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137 and 138). At December 31, 2003, the Company was a party to interest rate swap agreements with notional outstanding amounts of $65.0 million, remaining terms of between 2 and 49 months and fixed rates of between 3.32% and 5.96%. The fair value of these swaps at December 31, 2003, was negative $0.7 million and represented the estimated amount the Company would have to pay to terminate the swaps. The Company purchased a number of forward-commencing interest rate caps, documented and designated as cash flow hedges, during the second quarter of 2002. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing in 2003 and rates capped at 5.5%. At December 31, 2003, the estimated fair value of the caps was positive $7,000, representing an asset of the Company.

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

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Accumulated Other Comprehensive Income/(Loss) and/or earnings for the period. For the year ended December 31, 2003, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.9 million (net of tax of $0.4 million). For the year ended December 31, 2002, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.2 million (net of tax of $0.1 million) and approximately $0.1 million change in fair value was recognized in earnings as an expense. Interest expense for the year ended December 31, 2003 and 2002, was increased due to the Company’s interest rate hedges by approximately $2.3 million and $2.8 million, respectively. Reclassification into earnings in future periods may occur if the effectiveness of the interest rate hedges is reduced or they are terminated ahead of their maturity. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedges no longer match or the hedges are terminated ahead of their maturity. The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months. Based on the implied forward rate for LIBOR at December 31, 2003, the Company anticipates that interest expense will be increased by approximately $1.2 million for the year ending December 31, 2004.

(6)                                 Income Taxes

The components of income tax for continuing operations for the years ended December 31, 2003, 2002 and 2001, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2003
Current	$—	$10	$10
Deferred	1,187	520	1,707
	$1,187	$530	$1,717

December 31, 2002
Current	$68	$13	$81
Deferred	1,006	(349)	657
	$1,074	$(336)	$738

December 31, 2001
Current	$(3,018)	$14	$(3,004)
Deferred	6,254	1,124	7,378
	$3,236	$1,138	$4,374

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense on continuing operations:

	Years ended December 31,
	2003	2002		2001
	(in thousands and% of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	2,004	34	1,474	34	4,086	34
State taxes, net of federal benefit	350	6	(222)	(5)	751	6
Extraterritorial income exclusion	(661)	(11)	(533)	(12)	(468)	(4)
Other	24	—	19	—	5	—
Effective income tax expense	1,717	29	738	17	4,374	36

In 2003, 2002, and 2001, the Company determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

In 2002, the Company changed its estimated apportionment of income attributable to California, due to a change in the composition of the Company’s revenue, resulting in an income tax benefit of $0.6 million. In addition, the Company has provided for a gross valuation allowance of $0.1 million relating to California net operating losses expiring in 2006 where management believes realizing the benefit of the loss carry-forward is not assured, and included in state taxes in the table above.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2003 (as restated)	2002 (as restated)
	(in thousands)
Deferred tax assets:
Charitable contribution	$67	$52
Unearned lease revenue	2,411	2,166
State Taxes	9	4
Reserves and allowances	161	131
Alternative minimum tax credit	335	335
Net operating loss carry forward	30,410	23,625
Total gross deferred tax assets	33,393	26,313
Less valuation allowances	(115)	(115)
Net deferred tax assets	33,278	26,198
Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(59,145)	(50,375)
	(25,867)	(24,177)
Deferred tax asset related to unrealized loss on derivative instruments	584	963
Net deferred tax liability	$(25,283)	$(23,214)

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $87.1 million for federal tax purposes and $13.7 million for state tax purposes. The federal net operating loss carry forwards will expire through the year 2023 and the state net operating loss carry forwards will expire through 2015. However, in 2002, the Company provided for a valuation allowance against California net operating losses (NOLs) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group. As of December 31, 2003, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap and cap agreements.  As of December 31, 2003, such swap agreements had notional outstanding amounts of $65.0 million, average remaining terms of between 2 and 49 months and average fixed rates of between 3.32% and 5.96%. Caps had notional amounts of $60.0 million, effective dates commencing in 2003, with 3-year terms and rates capped at 5.5%

As a result of these swap arrangements, interest expense was increased in 2003 and 2002 by $2.3 million and $2.8 million. For further information see note 1(g) and note 5.

(8)                                Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The annual lease rental commitment for the Sausalito office for 2004 and 2005 is approximately $328,000 and $349,000, respectively and the lease expires on December 31, 2005. The remaining lease rental commitment, for premises for the San Diego operation, is approximately $78,000 and the lease expires on November 30, 2004. The lease for premises in Beijing, China expires in January 2004 but was extended for a further month.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 4 for a full description of the nature and terms of these guarantees. Additionally, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except taxes incurred by the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

(9)                                Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma). The Company’s investment is 7% in the venture.  Sichuan Snecma will focus on providing maintenance services for CFM56 series engines. Other participants in the joint venture are China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation. As of the year ended December 31, 2003, $1.5 million has been contributed. This investment is recorded at cost.

(10)                         Employee Benefit Plans

Employee Stock Purchase Plan

The Company has a 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which 75,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 2003 and 2002, 9,077 and 8,025 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted in 2003 and 2002 were $1.87 and $2.67, respectively.

1996 Stock Option/Stock Issuance Plan

In June 1996, the Board of Directors approved the 1996 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was amended by the Stockholders and restated in May 2003, to provide for an increase in the number of shares reserved for issuance under the Plan from 2,525,000 shares to 3,025,000 shares. The plan includes a Discretionary Option Grant Program, a Stock Issuance Program and an Automatic Option Grant Program for eligible non-employee Board members. The stock options vest over a period determined by the Plan Administrator (usually 4 years), have a life of up to 10 years and the exercise price on grant is equal to the market value of the shares on that date.

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 2000	359,595	975,655	$8.54
Additional Options Made Available	1,000,000	—	—
Options Granted	(535,909)	535,909	7.07	$3.24
Options Exercised	—	(114,223)	4.07
Options Canceled	122,835	(122,835)	15.47
Balances at December 31, 2001	946,521	1,274,506	$7.67
Options Granted	(317,542)	317,542	4.67	$2.63
Options Canceled	54,636	(54,636)	5.37
Balances at December 31, 2002	683,615	1,537,412	$7.13
Additional Options Made Available	500,000	—	—
Options Granted	(447,210)	447,210	4.91	$2.84
Options Exercised	—	(3,750)	5.54
Options Canceled	68,222	(68,222)	9.85
Balance as of December 31, 2003	804,627	1,912,650	$6.52

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2001	558,300	$9.58
At December 31, 2002	822,367	$8.63
At December 31, 2003	1,062,934	$7.63

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $5.01	769,552	8.32	$4.61	262,600	$4.00
From $5.02 to $5.50	648,103	7.22	5.40	350,913	5.45
From $5.51 to $22.13	494,995	5.39	10.96	449,421	11.45
From $1.30 to $22.13	1,912,650	7.19	$6.52	1,062,934	$7.63

Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997.  The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code.  The 401(k) Plan is a contributory plan available to essentially all full-time and part-time employees of the Company in the United States.  In 2003, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $12,000 (or $13,000 for employees at least 50 years of age). The Company matches employee contributions up to 50% of 8% of the employee’s salary which totaled $129,000 in 2003, $94,000 in 2002 and $99,000 in 2001.

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

(13)                          Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data).

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,042	$15,612	$14,185	$16,030	$59,869
Net income	842	1,152	745	1,438	4,177

Basic earnings per common share Net income	0.10	0.13	0.08	0.16	0.47

Diluted earnings per common share Net income	0.09	0.13	0.08	0.16	0.47

Average common shares outstanding	8,836	8,838	8,841	8,844	8,840
Diluted average common shares outstanding	8,875	8,874	8,889	8,960	8,888

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,352	$13,408	$14,005	$18,187	$59,952
Net income	966	577	33	2,020	3,596

Basic earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Diluted earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,841	8,857	8,851

Fiscal 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$17,097	$19,227	$16,200	$13,627	$66,151
Income from continuing operations	2,499	2,969	1,755	420	7,643
Discontinued operations	(179)	(606)	45	41	(699)
Net income	2,320	2,363	1,800	461	6,944

Basic earnings per common share Income from continuing operations	0.29	0.34	0.20	0.05	0.87
Discontinued operations	(0.02)	(0.07)	—	—	(0.08)
Net income	0.27	0.27	0.20	0.05	0.79

Diluted earnings per common share Income from continuing operations	0.28	0.33	0.20	0.05	0.86
Discontinued operations	(0.02)	(0.06)	—	—	(0.08)
Net income	0.26	0.27	0.20	0.05	0.78

Average common shares outstanding	8,709	8,735	8,812	8,826	8,771
Diluted average common shares outstanding	8,883	8,905	8,954	8,844	8,892

(14) Related Party and Similar Transactions

The Company sells engines to avioserv (formerly the Company’s parts subsidiary, WASI). The Company also entered into put option arrangements regarding certain engines to sell them at the Company’s discretion, to avioserv at pre-determined prices and has exercised and completed all the options.  The Company also leases office and warehouse space from avioserv with the lease term expiring November 30, 2004.

The Company entered into a business cooperation period with Flightlease AG and SR Technics Group (SRT) originally scheduled to end on November 30, 2003, however Flightlease is now in liquidation, and SRT has sold its interest in SR Technics Switzerland, to a group consisting of 3i (an investment company) and SRT’s management, and as a result, the cooperation agreement was terminated January 20, 2003. During the years ended December 31, 2003, 2002 and 2001, respectively, there were no transactions initiated by either party. Flightlease and SRT are members of FlightTechnics, an entity that owns 15% of the Company’s common stock.

The Company leases engines to SR Technics Switzerland having a book value of approximately $39.0 million with lease terms expiring in up to seven years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company.

During the year ended December 31, 2002, the Company entered into a contractor’s agreement with a former executive of Flightlease and then Director of the Company, Hans Joerg Hunziker. The agreement was for a one-year term, which ended September 2003, but was extended to January 2004 to provide strategic advice and investigation into additional sources of capital.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV has entered into a Stock Purchase Agreement – Aloha IslandAir, Inc. dated December 5, 2003, to purchase the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”). Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately thirty-five percent of the Company's stock as of December 31, 2003.  IslandAir leases four DeHaviland DH-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.2 million per year and have a net book value of $15.2 million, for remaining periods of between four and five years.  IslandAir’s obligations under these leases are guaranteed by Aloha. The Stock Purchase Agreement provides that Aloha’s guarantees will continue after the closing of the sale of IslandAir to Gavarnie. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company. The Company is also negotiating the lease of the Company’s remaining DH-8-100 aircraft, with a net book value of approximately $1.8 million at December 31, 2003, to Island Air. It is not expected that this lease, if signed, will be guaranteed by Aloha.

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

Schedule II

Valuation Accounts (in thousands)

Willis Lease Finance Corporation

Valuation Accounts

(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2001
Accounts receivable, allowance for doubtful accounts		200	—	(25)	175
December 31, 2002
Accounts receivable, allowance for doubtful accounts	175	200	—	(76)	299
December 31, 2003
Accounts receivable, allowance for doubtful accounts	299	112	53	(24)	440