Form 10-Q
period 2004-03-31
WILLIS LEASE FINANCE CORP
filed 2004-05-04
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 4, 2004
Common Stock, $0.01 Par Value	8,887,910

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents including restricted cash of $33,609 and $33,784 at March 31, 2004 and December 31, 2003, respectively	$36,860	$42,986
Equipment held for operating lease, less accumulated depreciation of $73,010 and $67,873 at March 31, 2004 and December 31, 2003, respectively	497,078	499,454
Net investment in direct finance lease	5,253	5,551
Operating lease related receivable, net of allowances of $465 and $440 at March 31, 2004 and December 31, 2003, respectively	4,149	2,095
Investments	1,480	1,480
Assets under derivative instruments	—	7
Other assets	6,833	8,449
Total assets	$551,653	$560,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,340	$5,753
Liabilities under derivative instruments	1,441	696
Deferred income taxes	25,487	25,283
Notes payable	350,702	362,395
Maintenance reserves	46,765	46,408
Security deposits	2,221	2,314
Unearned lease revenue	5,927	7,111
Total liabilities	440,883	449,960

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,887,160 and 8,846,805 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	89	88
Paid-in capital in excess of par	61,915	61,710
Accumulated other comprehensive loss, net of tax of $776 and $584 at March 31, 2004 and December 31, 2003, respectively	(1,127)	(660)
Retained earnings	49,893	48,924
Total shareholders’ equity	110,770	110,062
Total liabilities and shareholders’ equity	$551,653	$560,022

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE
Lease revenue	$14,764	$14,004
Gain on sale of leased equipment	148	38
Other income	174	—
Total revenue	15,086	14,042

EXPENSES
Depreciation expense	5,722	5,254
General and administrative	3,691	3,386
Total expenses	9,413	8,640

Earnings from operations	5,673	5,402

Interest expense	4,363	4,242
Interest income	(58)	(69)
Net interest and finance costs	4,305	4,173

Income before income taxes	1,368	1,229
Income tax expense	(399)	(387)
Net income	$969	$842

Basic earnings per common share	$0.11	$0.10

Diluted earnings per common share	$0.11	$0.09

Average common shares outstanding	8,856	8,836
Diluted average common shares outstanding	9,161	8,875

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	842	842

Other comprehensive income
Net loss on cashflow hedging instruments, net of tax of $68	—	—	—	(147)	—	(147)
Total comprehensive income						695

Shares issued	4	—	18	—	—	18
Balances at March 31, 2003 (as restated)	8,838	$88	$61,664	$(1,723)	$45,589	$105,618

Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

Net Income	—	—	—	—	969	969

Other comprehensive income
Net loss on cashflow hedging instruments, net of tax of $192	—	—	—	(467)	—	(467)
Total comprehensive income						502

Shares issued	40	1	205	—	—	206
Balances at March 31, 2004	8,887	$89	$61,915	$(1,127)	$49,893	$110,770

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$969	$842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,722	5,254
Amortization	1,212	993
Amortization of loan discount	130	—
Allowances and provisions	25	10
Gain on sale of leased equipment	(148)	(38)
Changes in assets and liabilities:
Receivables	(2,079)	295
Other assets	431	(914)
Accounts payable and accrued expenses	2,605	(937)
Deferred income taxes	396	387
Maintenance reserves	357	1,601
Security deposits	(93)	(21)
Unearned lease revenue	(1,184)	(611)
Net cash provided by operating activities	8,343	6,861
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	386	1,170
Purchase of equipment held for operating lease	(3,466)	(319)
Purchase of property, equipment and furnishings	(70)	—
Net principal payments received on direct finance lease	298	196
Net cash (used in)/provided by investing activities	(2,852)	1,047
Cash flows from financing activities:
Proceeds from issuance of notes payable	5,000	46,200
Debt issuance cost	—	(30)
Proceeds from issuance of common stock	206	18
Principal payments on notes payable	(16,823)	(45,419)
Net cash (used in)/provided by financing activities	(11,617)	769
(Decrease)/increase in cash and cash equivalents and restricted cash	(6,126)	8,677
Cash and cash equivalents at beginning of period including restricted cash of $33,784 and $24,486 at December 31, 2003, and 2002, respectively	42,986	27,289
Cash and cash equivalents at end of period including restricted cash of $33,609, and $26,297 at March 31, 2004 and 2003, respectively	$36,860	$35,966
0
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$3,936	$3,694
Income Taxes	$24	$15

Supplementary disclosures of non-cash investing activities:

In 2003, a liability of $1,120 was incurred in connection with engine overhauls.

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, and December 31, 2003, and the results of its operations for the three month periods ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.  The results of operations and cash flows for the period ended March 31, 2004 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2004.

Management considers the operations of the Company to operate in one reportable segment.

2.              Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, and bad debts.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

3.              Commitments, Contingencies, Guarantees and Indemnities

The Company has two leases for its office space.  The remaining lease rental commitment for the Sausalito office for 2004 and 2005 is approximately $246,000 and $349,000, respectively, and the lease expires on December 31, 2005. The remaining lease rental commitment, for premises subleased from avioserv, is approximately $56,000, and the lease expires on November 30, 2004.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guarantees.  Additionally, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except any taxes based on income of the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

4.              Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”).  Sichuan Snecma focuses on providing maintenance services for CFM-56 series engines.  Other participants in the joint venture are Air China Southwest Airlines, Snecma Services and Beijing Kailan Aviation Technology Development and Services Corporation.  The Company’s investment in Sichuan Snecma at March 31, 2004 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value was required at March 31, 2004.

5.              Notes Payable

At March 31, 2004, notes payable consists of loans totaling $350.7 million payable over periods of 2 months to 5 years with interest rates varying between approximately 2.87% and 8.63% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At March 31, 2004, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of March 31, 2004, $32.5 million was available under this facility. The facility matures in May 2004 and its renewal is presently in process. The interest rate on this facility at March 31, 2004 is LIBOR plus 1.75%.  Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At March 31, 2004, the Company had a $21.6 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 29, 2005.  The interest rate is LIBOR plus 2.05%.  As of March 31, 2004, this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At March 31, 2004, the Company had a fully-drawn $218.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $196.2 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $21.8 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%. The facility has a 1-year revolving period ending September 2004, followed, if not renewed, by a 4-year amortization period. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $21.8 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At March 31, 2004, LIBOR was 1.09% and the commercial paper rate was approximately 1.08%. At March 31, 2003, the rates were approximately 1.31% and 1.30%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2004 (dollars in thousands):

Year Ending December 31,

2004	$110,384
2005	48,451
2006	22,947
2007	17,617
2008	151,133
2009 and thereafter	170
$350,702

6.              Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and No. 138).  At March 31, 2004, the Company was a party to interest rate swap agreements with notional outstanding amounts of $110.0 million, remaining terms of between 1 and 46 months and fixed rates of between 2.52% and 5.96%.  The fair value of these swaps at March 31, 2004, was negative $1.4 million and represented the estimated amount the Company would have to pay to terminate the swaps.  At March 31, 2004, the Company was party to a number of forward-commencing interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates which commenced in 2003 and terminate in 2005, and rates capped at 5.5%. At March 31, 2004, the fair value of the caps was approximately zero.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or Earnings for the period.  For the three months ended March 31, 2004 and 2003, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a loss of $0.5 million (net of tax benefit of $0.2 million), and a loss of $0.1 million (net of tax benefits of $0.1 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended March 31, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $0.5 million and $0.6 million, respectively. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the effectiveness of the interest rate hedges is reduced, or they are terminated ahead of their maturity, or the Company changes the terms of its debt such that the terms of the hedges no longer match. The Company does not plan to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months.  Based on the implied forward rate of LIBOR at March 31, 2004, the Company anticipates that interest expense will be increased by approximately $1.5 million for the 12 months ending March 31, 2005.

7.     Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation.”  APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. However, SFAS No. 123 allows pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation together with enhanced disclosure requirements.

This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. In addition, this Statement does not permit the use of the prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

At March 31, 2004, the Company had two stock-based compensation plans and applies APB 25 in accounting for its plans.  Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending March 31,
	2004	2003
Net Income as reported	$969	$842
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(188)	(190)
Proforma net income	$781	$652

Basic earnings per common share as reported	$0.11	$0.10
Basic earnings per common share pro forma	$0.09	$0.07

Diluted earnings per common share as reported	$0.11	$0.09
Diluted earnings per common share pro forma	$0.09	$0.07

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its currently expected useful life, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. A change in either of these estimates would cause an associated change in depreciation expense. If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such review necessitates estimates of current market values, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review quarterly or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three months ended March 31, 2004, compared to the three months ended March 31, 2003:

Leasing Related Activities.  Lease related revenue for the quarter ended March 31, 2004 increased 5% to $14.8 million from $14.0 million for the comparable period in 2003. This increase mainly reflects an increase in amount of equipment on-lease offset by reduced average lease rate factors. At March 31, 2004 and 2003, respectively, approximately 88% and 86% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2004 and 2003 was $502.3 million and $496.2 million, respectively.

During the quarter ended March 31, 2004 and 2003, there were no engines added to the portfolio. During the quarter ended March 31, 2004, the Company sold one engine from its lease portfolio. The engine sold had no net book value and generated a gain of $150,000. During the quarter ended March 31, 2003, the Company sold four engines including three engines subject to put options with a related party from the lease portfolio. The engines sold had a net book value of $0.6 million and realized a gain of $38,000.

Depreciation Expense.  Depreciation expense increased 9% to $5.7 million for the quarter ended March 31, 2004 from the comparable period in 2003, mainly due to changes in estimates of useful life and residual values on certain engine types.

General and Administrative Expenses.  General and administrative expenses increased 9% to $3.7 million for the quarter ended March 31, 2004, from the comparable period in 2003, mainly due to increased employee costs.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, increased 3% to $4.3 million for the quarter ended March 31, 2004, from the comparable period in 2003. Interest expense increased 3% to $4.4 million for the quarter ended March 31, 2004, from the comparable period in 2003, mainly due to an increase in interest spreads, offset by a decrease in average debt outstanding.  Interest income was $0.1 million in both periods.  Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended March 31, 2004 and 2003, was $0.4 million. The effective tax rates for the quarters ended March 31, 2004 and 2003 were 29% and 32%, respectively, the change was due primarily to an increase in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

Accounting Pronouncements

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The Company has a number of guarantees associated with its debt facilities which require disclosure but has no guarantees that require fair value measurement. (Refer to Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for information on the debt guarantees.)

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $5.0 million and $46.2 million, in the three-month periods ended March 31, 2004 and 2003, respectively, was derived from borrowings.  Cash flow from operating activities provided $8.3 million and $6.9 million in the three-month periods ended March 31, 2004 and 2003, respectively.  In these same time periods, $16.8 million and $45.4 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, or repair and improvement to equipment for lease.  Approximately $3.5 million (including capitalized costs) and $0.3 million (including capitalized costs) of funds were used for these purposes in the three-month periods ended March 31, 2004 and 2003, respectively.

Cash flows from operations are driven significantly by changes in revenue.  While the Company has experienced some deterioration in lease rates, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period.  The lease revenue stream, in the short-term, is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Approximately 88%, by book value, of the Company’s equipment held for lease, was leased at March 31, 2004 and December 31, 2003. Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations.  The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At March 31, 2004, notes payable consist of loans totaling $350.7 million payable over periods of two months to five years with current interest rates varying between approximately 2.87% and 8.63% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At March 31, 2004, the Company had a $125.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of March 31, 2004, $32.5 million was available under this facility. The facility matures in May 2004 and its renewal is presently in process. The interest rate on this facility at March 31, 2004 is LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $125.0 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At March 31, 2004, the Company had a $21.6 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 29, 2005.  The interest rate is LIBOR plus 2.05%.  As of March 31, 2004, this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At March 31, 2004, the Company had a fully-drawn $218.0 million warehouse facility, available to a wholly-owned consolidated special-purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $196.2 million Class A notes payable at a floating rate of interest based on commercial paper rates plus currently a weighted average spread of 2.26% and $21.8 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%. The facility has a one-year revolving period ending September 2004, followed, if not renewed, by a four-year amortization period. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s bankruptcy. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders to a maximum of $21.8 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At March 31, 2004, LIBOR was 1.09% and the commercial paper rate was approximately 1.08%. At March 31, 2003, the rates were approximately 1.31% and 1.30%, respectively.

Approximately $335.7 million of the Company’s debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth, and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow 83-85% of an engine purchase price and only 70% of a spare parts purchase price under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities for a particular purchase.  The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at March 31, 2004.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings will vary with market rates.  In addition, commitment fees are payable on the unused portion of the revolving facility.

The Company’s lease of its office premises in Sausalito, California expires on December 31, 2005.  The Company’s lease of premises in San Diego, California expires in November 2004.

The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd.  The Company has invested $1.5 million to date.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. The Company’s ability to sustain its current level of operations would be impaired if there is a decline in the level of internally generated funds that could result if off-lease rates increase, or if there is a decrease in the availability under the Company’s existing debt facilities. The Company is currently discussing additions to its debt base with its commercial and investment banks.  If the Company is not able to access additional debt, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At March 31, 2004, $332.5 million of the Company’s borrowings were on a variable rate basis tied to LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements, which have notional outstanding amounts of $110.0 million, with remaining terms of between 1 and 46 months and fixed rates of between 2.52% and 5.96%.  The Company has also purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, effective dates which commenced in 2003 and terminate in 2005, and rates capped at 5.5%.

Interest expense for the three-month period ended March 31, 2004, was increased due to the Company’s interest rate hedges by approximately $0.5 million compared to $0.6 million in the comparable period in 2003.  The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2004.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of SRT Group America. The Company also leases office space from avioserv with the lease term expiring November 30, 2004.

The Company leases engines to SR Technics Switzerland having a book value of approximately $38.7 million with lease terms expiring within one to six years. The lease revenue represents less than 10% of total revenues and SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was until recently a subsidiary of the SAir Group, an entity that is related to FlighTechnics LLC, which holds 15% of the Company’s common stock.

The Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease AG, a wholly-owned subsidiary of SAir Group, and former Director of the Company. The agreement was for a one-year term ending in 2003 but extended until January 2004 when it was terminated, to provide strategic advice and investigation into additional sources of capital in Europe.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV has entered into a Stock Purchase Agreement – Aloha IslandAir, Inc. dated December 5, 2003, to purchase the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”). Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 35% of the Company’s stock as of March 31, 2004.  IslandAir leases four DeHaviland DH-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.2 million per year and have a net book value of $14.9 million, for remaining periods of between four and five years.  IslandAir’s obligations under these leases are guaranteed by Aloha. The Stock Purchase Agreement provides that Aloha’s guarantees will continue after the closing of the sale of IslandAir to Gavarnie. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company. The Company is also negotiating the lease of the Company’s remaining DH-8-100 aircraft, with a net book value of approximately $2.2 million at March 31, 2004, to Island Air. It is not expected that this lease, if signed, will be guaranteed by Aloha.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the affect of changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the recent past, certain airlines have filed for bankruptcy, and a number of such airlines have ceased operations.  In the United States where a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), creditors are automatically stayed from enforcing their rights.  In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

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

For the three months ended March 31, 2004, 88% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

There is no assurance that the Company will be able to effectively manage the potential expansion of its operations, or that the Company’s systems, procedures or controls will be adequate to support the Company’s operations, in which event the Company’s business, financial condition and/or results of operations could be adversely affected.  The Company may also acquire businesses that would complement or expand the Company’s existing businesses.  Any acquisition or expansion made by the Company may result in one or more of the following events: (i) the incurrence of additional debt, (ii) future charges to earnings related to the impairment of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue and earnings levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources.  These include aircraft, engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, and airline and aircraft service and repair companies.  Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of equipment, complementary lines of business and greater financial, marketing and other resources.  In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition.  There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the  LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities.  Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  A majority of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.2 million per annum (in 2003, the effect would have been $3.5 million).  The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $4.5 million per annum (in 2003, the effect would have been $7.0 million).

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

The Company is also exposed to currency devaluation risk.  During the three-month period ended March 31, 2004, 88% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

Item 4.           Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

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

Date:                    May 4, 2004

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

10.8*

Credit Agreement dated May 1, 2001 among the Company, certain banking institutions, National City Bank and Fortis Bank (Netherlands) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

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

10.37	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 31, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

10.38	Employment letter between the Company and Tom Nord dated June 11, 2003. Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2003.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material   has been filed separately with the Commission.

(b)         Reports on Form 8-K

On February 25, 2004, the Company filed a form 8-K disclosing under Item 7, “Financial Statements, Pro-forma Financial Information and Exhibits” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and twelve months ended December 31, 2003.