Form 10-Q
period 2004-06-30
WILLIS LEASE FINANCE CORP
filed 2004-08-11
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 10, 2004
Common Stock, $0.01 Par Value	8,952,919

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents including restricted cash of $37,160 and $33,784 at June 30, 2004 and December 31, 2003, respectively	$46,355	$42,986
Equipment held for operating lease, less accumulated depreciation of $76,094 and $67,873 at June 30, 2004 and December 31, 2003, respectively	496,255	499,454
Net investment in direct finance lease	1,807	5,551
Operating lease related receivable, net of allowances of $400 and $440 at June 30, 2004 and December 31, 2003, respectively	2,681	2,095
Notes receivable	6,505	—
Investments	1,480	1,480
Assets under derivative instruments	2,090	7
Other assets	6,516	8,449
Total assets	$563,689	$560,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,597	$5,753
Liabilities under derivative instruments	—	696
Deferred income taxes	27,092	25,283
Notes payable	351,567	362,395
Maintenance reserves	54,154	46,408
Security deposits	2,246	2,314
Unearned lease revenue	5,605	7,111
Total liabilities	449,261	449,960

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,952,919 and 8,846,805 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	90	88
Paid-in capital in excess of par	62,245	61,710
Accumulated other comprehensive gain/(loss), net of tax expense of $457 and tax benefit of $584 at June 30, 2004 and December 31, 2003, respectively	1,285	(660)
Retained earnings	50,808	48,924
Total shareholders’ equity	114,428	110,062
Total liabilities and shareholders’ equity	$563,689	$560,022

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE
Lease revenue	$14,360	$14,599	$29,124	$28,603
Gain on sale of leased equipment	542	1,013	690	1,051
Other income	155	—	329	—
Total revenue	15,057	15,612	30,143	29,654

EXPENSES
Depreciation expense	5,603	5,312	11,325	10,566
Write-down of equipment	577	645	577	645
General and administrative	3,434	3,547	7,125	6,933
Total expenses	9,614	9,504	19,027	18,144

Earnings from operations	5,443	6,108	11,116	11,510

Interest expense	4,239	4,498	8,602	8,740
Interest income	(84)	(72)	(142)	(141)
Net interest and finance costs	4,155	4,426	8,460	8,599

Income before income taxes	1,288	1,682	2,656	2,911
Income tax expense	(373)	(530)	(772)	(917)
Net income	$915	$1,152	$1,884	$1,994

Basic earnings per common share:	$0.10	$0.13	$0.21	$0.23

Diluted earnings per common share:	$0.10	$0.13	$0.20	$0.22

Average common shares outstanding	8,908	8,838	8,882	8,837
Diluted average common shares outstanding	9,315	8,874	9,242	8,872

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2004 and 2003

(In thousands, unaudited)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	1,994	1,994

Other comprehensive loss

Net loss on cashflow hedging instruments, net of tax of $224	—	—	—	(487)	—	(487)

Total comprehensive income						1,507

Shares issued	4	—	18	—	—	18

Balances at June 30, 2003	8,838	$88	$61,664	$(2,063)	$46,741	$106,430

Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

Net Income	—	—	—	—	1,884	1,884

Other comprehensive income

Net gain on cashflow hedging instruments, net of tax of $1,041	—	—	—	1,945	—	1,945

Total comprehensive income						3,829

Shares issued	106	2	535	—	—	537

Balances at June 30, 2004	8,953	$90	$62,245	$1,285	$50,808	$114,428

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,884	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,325	10,566
Write-down of equipment	577	645
Amortization	2,309	1,919
Amortization of loan discount	186	—
Allowances and provisions	(77)	128
Gain on sale of leased equipment	(690)	(1,051)
Changes in assets and liabilities:
Receivables	(546)	569
Other assets	9	(250)
Accounts payable and accrued expenses	(1,268)	(139)
Deferred income taxes	772	923
Maintenance reserves	7,220	4,836
Security deposits	(68)	35
Unearned lease revenue	(1,567)	(1,176)
Net cash provided by operating activities	20,066	18,999
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	2,933	8,575
Purchase of equipment held for operating lease	(12,076)	(19,217)
Purchase of property, equipment and furnishings	(92)	—
Net principal payments received on direct finance lease	3,744	397
Net cash (used in)/provided by investing activities	(5,491)	(10,245)
Cash flows from financing activities:
Proceeds from issuance of notes payable	10,000	57,700
Debt issuance cost	(729)	(247)
Proceeds from issuance of common stock	537	18
Principal payments on notes payable	(21,014)	(61,310)
Net cash (used in)/provided by financing activities	(11,206)	(3,839)
(Decrease)/increase in cash and cash equivalents and restricted cash	3,369	4,915
Cash and cash equivalents at beginning of period including restricted cash of $33,784 and $24,486 at December 31, 2003, and 2002, respectively	42,986	27,289
Cash and cash equivalents at end of period including restricted cash of $37,160, and $27,359 at June 30, 2004 and 2003, respectively	$46,355	$32,204

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$8,130	$7,643
Income Taxes	$25	$15

Supplemental disclosures of non-cash investing activities:
At June 30, 2004, a liability of $4,093 was incurred in connection with the Company’s purchase and repair of engines.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, and December 31, 2003, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations and cash flows for the period ended June 30, 2004, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2004.

Management considers the operations of the Company to operate in one reportable segment.

Certain items have been reclassified to conform to the current period’s presentation.

2.              Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, fair values of derivatives and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

3.              Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The remaining lease rental commitment for the Sausalito, California office for 2004 is approximately $164,000. The lease expires on December 31, 2005 and there are provisions for scheduled rent increases over the remaining term. The remaining lease rental commitment for 2004, for premises subleased from Avioserv San Diego, Inc. (“Avioserv”), the Company’s former parts subsidiary in San Diego, California, is approximately $35,000 and the lease expires on November 30, 2004. The Company also leases premises in Shanghai, China, with the remaining lease commitment in 2004 of approximately $25,000 with the lease expiring in June 2005.

The Company has a commitment to purchase, for delivery during 2004, certain aircraft engines and related equipment for a total of approximately $19.5 million.

The Company signed an agreement dated as of July 30, 2004 to purchase a 1983 Canadair Challenger model 601-1A aircraft, with CF34-3A engines, for $6.45 million for lease and general corporate purposes.

The Company has a number of guarantees in respect of its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guarantees.  Additionally, the Company may, on a transaction-by-transaction basis, indemnify the seller or purchaser of the equipment it is buying or selling against any taxes arising from such purchase or sale (except any taxes based on the net income of the purchaser or seller). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. It is not possible to determine the eventual outcome of this incident.

4.              Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited liability company,  Sichuan Snecma Aero-engine Maintenance Co. Ltd (“Sichuan Snecma”) located in Chengdu, China. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines.  Other participants in the joint venture are Air China Southwest Airlines and Snecma Services. The Company’s investment in Sichuan Snecma at June 30, 2004 is $1.5 million.  This investment represents approximately a 7% interest in the venture.  The investment is recorded at cost and reviewed for impairment quarterly.  No adjustment to the carrying value was required at June 30, 2004.

5.              Notes Payable

At June 30, 2004, notes payable consists of bank and other loans totaling $351.6 million payable over periods of less than one year up to approximately four years with interest rates varying between approximately 3.42% and 8.63% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

On June 30, 2004, the Company closed a $126.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes. This facility replaced the previous revolving credit facility which expired on June 30, 2004. As of June 30, 2004, $28.5 million was available under this facility. The facility has a revolving period ending May 31, 2006 upon which date it converts to a term loan maturing May 31, 2007. The interest rate on this facility at June 30, 2004 is LIBOR plus 2.25%, but can increase depending on the Company’s leverage ratio. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. (“WLFC-AC1”) and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $126.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus interest and fees. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee.  The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At June 30, 2004, the Company had a $21.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is LIBOR plus 2.05%.  As of June 30, 2004, this facility was fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At June 30, 2004, the Company had a fully-drawn $217.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $195.3 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $21.7 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%.  The facility has a revolving period ending September 2004, followed, if not renewed, by a 4-year amortization period. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s default. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders of up to a maximum of $21.7 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At June 30, 2004, LIBOR was 1.37% and the commercial paper rate was approximately 1.30%. At June 30, 2003, the rates were approximately 1.12% and 1.03%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2004 (dollars in thousands):

Year Ending December 31,

2004	$14,016
2005	48,005
2006	22,584
2007	114,854
2008 and thereafter	152,108

$351,567

6.              Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137, 138 and 149).  At June 30, 2004, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 33 and 43 months and fixed rates of between 2.52% and 3.45%.  The fair value of these swaps at June 30, 2004, was positive $2.1 million and represents the estimated amount the Company would receive if the swaps were terminated and has been recorded as an asset in the accompanying financial statements. At June 30, 2004, the Company was party to a number of interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates which commenced in 2003, and terminate in 2005, and rates capped at 5.5%. At June 30, 2004, the fair value of the caps was approximately $0.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or earnings for the period. For the six months ended June 30, 2004 and 2003, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $1.9 million (net of tax of $1.0 million) and $0.5 million loss (net of tax benefit of $0.2 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended June 30, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $0.5 million and $0.6 million, respectively. Interest expense for the six months ended June 30, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $1.0 million and $1.2 million, respectively.

A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedge no longer match or the hedges are terminated ahead of their maturity.  The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next twelve months. Based on the implied forward rate for LIBOR at June 30, 2004, the Company anticipates that interest expense will be increased by approximately $0.6 million for the twelve months ending June 30, 2005.

7.           Stock Options

The Company accounts for its stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – an amendment of FASB Statement No. 123.”  APB No. 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock.  SFAS No. 123 requires that if APB No. 25 is adopted, pro forma disclosures of net income and earnings per share must be made as if the provisions of SFAS No. 123 and SFAS No. 148 had been applied.

At June 30, 2004, the Company had two stock-based compensation plans and applies APB 25 in accounting for both plans.  Accordingly, no compensation expense has been recognized for its 1996 Employee Stock Purchase Plan and 1996 Stock Option/Stock Issuance Plan.  Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending June 30		Six Months Ending June 30,
	2004	2003	2004	2003
Net Income as reported	$915	$1,152	$1,884	$1,994
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(190)	$(221)	(378)	(411)
Proforma net income	$725	$931	$1,506	$1,583

Basic earnings per common share as reported	$0.10	$0.13	$0.21	$0.23
Basic earnings per common share pro forma	$0.08	$0.11	$0.17	$0.18

Diluted earnings per common share as reported	$0.10	$0.13	$0.20	$0.22
Diluted earnings per common share pro forma	$0.08	$0.10	$0.16	$0.18

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, fair values of derivatives and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value.  Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value.  Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value.  For equipment which is unlikely to be repaired at the end of its currently expected useful life, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly.  If useful lives or residual values are lower than those estimated by the Company, a loss may be realized upon sale of the equipment. A change in either of these estimates would also cause an associated change in depreciation expense.

Sales Related Activities.  For equipment sold out of the Company’s lease portfolio, the Company recognizes the gain or loss associated with the sale as revenue.  Gain or loss consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain or loss on sale.

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such review necessitates estimates of current market values, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write-downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003:

Leasing Related Activities.  Lease related revenue for the quarter ended June 30, 2004 decreased 2% to $14.4 million from $14.6 million for the comparable period in 2003. In the three months ended June 30, 2003, the Company released to lease revenue approximately $0.7 million of security deposits from a bankrupt customer. There was no equivalent amount for the three months ended June 30, 2004. At June 30, 2004 and 2003, respectively, approximately 89% and 85% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2004 and 2003, was $498.1 million and $501.7 million, respectively.

During the quarter ended June 30, 2004, the Company added $11.5 million of equipment and capitalizable costs to its lease portfolio and sold five engines and other related equipment generating a net gain of $0.5 million.

During the quarter ended June 30, 2003, the Company added $17.8 million of equipment and capitalized costs to its lease portfolio and sold one engine generating a net gain of $1.0 million.

Depreciation Expense.  Depreciation expense increased 6% to $5.6 million for the quarter ended June 30, 2004, from the comparable period in 2003, mainly due changes in estimates of useful lives and residual values, on certain older engine types.

Write-down of equipment.  During the three months ended June 30, 2004, write-down of equipment to its estimated fair value totaled $0.6 million due to a change in the estimate of an engine’s useful life. For the same period in 2003, write-downs totaled $0.6 million, due to reductions in market prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses decreased 3% to $3.4 million for the quarter ended June 30, 2004, from the comparable period in 2003, mainly due to decreased employee costs, consultants and bad debts expense offset by increased insurance, engine costs and travel expense.

Net interest and finance costs.  Overall, net interest and finance costs, decreased to $4.2 million for the quarter ended June 30, 2004, from the comparable period in 2003, mainly due to the decrease in average debt. Interest income was $0.1 million in both periods. Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended June 30, 2004 and 2003, was $0.4 million and $0.5 million, respectively. The effective tax rates for the quarters ended June 30, 2004 and 2003, were 29.1% and 31.5%, respectively, including the effect of the benefit obtained under the Extraterritorial Income Exclusion.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003:

Leasing Related Activities.  Lease related revenue for the six months ended June 30, 2004, increased 2% to $29.1 million from $28.6 million for the comparable period in 2003. At June 30, 2004 and 2003, respectively, approximately 89% and 85% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2004 and 2003 was $498.1 million and $501.7 million, respectively.

During the six months ended June 30, 2004, the Company sold six engines and other related equipment from its lease portfolio. The engines sold generated a gain of $0.7 million. During the six months ended June 30, 2004, the Company added $16.2 million of equipment and capitalized costs to its lease portfolio.

During the six months ended June 30, 2003, the Company added $19.2 million of equipment and capitalizable costs to its lease portfolio. The Company sold five engines and generated a gain of $1.1 million.

Depreciation Expense.  Depreciation expense increased 7% to $11.3 million for the six months ended June 30, 2004 from the comparable period in 2003, mainly due to changes in estimates of useful lives and residual values on certain older engine types.

Write-down of equipment.  During the six months ended June 30, 2004, write-down of equipment to its estimated fair value totaled $0.6 million due to a change in the estimate of an engine’s useful life. For the same period in 2003, write-downs totaled $0.6 million, due to reductions in marked prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses increased 3% to $7.1 million for the six months ended June 30, 2004, from the comparable period in 2003, mainly due to increased insurance, travel, engine related costs and advertising largely offset by reduced bad debts and personnel expenses.

Net interest and finance costs.  Overall, net interest and finance costs, decreased 2% to $8.5 million for the six months ended June 30, 2004, from the comparable period in 2003, mainly due to the decrease in average debt. Interest income was $0.1 million, in both periods.

Income Taxes.  Income tax expense for the six months ended June 30, 2004 and 2003 was $0.8 million and $0.9 million, respectively. The effective tax rates for the six months ended June 30, 2004 and 2003 was 29.1% and 31.5%, respectively, including the effect of the benefit obtained under the Extraterritorial Income Exclusion.

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

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $10.0 million and $57.7 million, in the six-month periods ended June 30, 2004 and 2003, respectively, was derived from borrowings.  Cash flow from operating activities provided $24.2 million and $19.0 million in the six-month periods ended June 30, 2004 and 2003, respectively. In these same time periods, $20.8 million and $61.3 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, and repair and improvement to equipment for lease. Approximately $16.2 million (including capitalized costs) and $19.2 million (including capitalized costs) of funds were used for these purposes in the six-month periods ended June 30, 2004 and 2003, respectively.

Cash flows from operations are driven significantly by changes in revenue. While the Company has experienced some deterioration in lease rates in recent years, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period. The lease revenue stream is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has stabilized with approximately 89%, by book value, of the Company’s equipment held for lease, leased at June 30, 2004 and approximately 88% at December 31, 2003. Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations.  The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At June 30, 2004, notes payable consists of bank and other loans totaling $351.6 million payable over periods of less than one year up to approximately four years with interest rates varying between approximately 3.42% and 8.63% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

On June 30, 2004, the Company closed a $126.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes. This facility replaced the previous revolving credit facility which expired on June 30, 2004. As of June 30, 2004, $28.5 million was available under this facility. The facility has a revolving period ending May 31, 2006 upon which date it converts to a term loan maturing May 31, 2007. The interest rate on this facility at June 30, 2004 is LIBOR plus 2.25%, but can increase depending on the Company’s leverage ratio. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. and Willis Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee. The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At June 30, 2004, the Company had a $21.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary.  The facility is a five-year amortizing term loan with final maturity of June 29, 2005. The interest rate is LIBOR plus 2.05%.  As of June 30, 2004, this facility was fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guarantee to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At June 30, 2004, the Company had a fully-drawn $217.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $195.3 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $21.7 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%.  The facility has a revolving period ending September 2004, followed, if not renewed, by a 4-year amortization period. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s default. In each case WEF is the beneficiary of the Owner Trust. The Company has a guarantee to Class B Noteholders of up to a maximum of $21.7 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.

At June 30, 2004, LIBOR was 1.37% and the commercial paper rate was approximately 1.30%. At June 30, 2003, the rates were approximately 1.12% and 1.03%, respectively.

Approximately $335.5 million of the Company’s debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions.  In addition, the Company can typically borrow 83% of the lower of an engine’s appraised or net book value under these facilities. The facilities are also cross-defaulted.  If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary.  Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated.  The Company was in compliance with all covenants at June 30, 2004.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings varies with market rates, offset in part by the Company's interest rate hedges. In addition, commitment fees are payable on the unused portion of the revolving facility.

The Company’s lease of its office premises in Sausalito, California expires on December 31, 2005.  The Company’s lease of premises in San Diego, California expires on November 30, 2004. The Company’s lease of its premises in Shanghai, China expires June 30, 2005.

The Company also has commitments to purchase certain aircraft engines and engine related equipment for delivery during the remainder of 2004, totaling approximately $19.5 million. In addition, the Company has a commitment of approximately $6.45 million to purchase an aircraft during 2004 for lease and general corporate purposes.

The Company holds a 7% interest, accounted for under the cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd. The Company has invested $1.5 million to date.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s current level of operations. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in availability under the Company’s existing debt facilities could impair the Company’s ability to sustain its current level of operations. The Company is currently discussing additions to its debt and equity base with its commercial and investment banks.  If the Company is not able to access additional debt and/or equity, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At June 30, 2004, $335.5 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $100.0 million, with remaining terms of between 33 and 43 months and fixed rates of between 2.52% and 3.45%. The Company has also purchased a number of interest rate caps with notional amounts totaling $60.0 million, effective dates which commenced in 2003 and terminate in 2005, and rates capped at 5.5%.

Interest expense for the six-month period ended June 30, 2004, was increased due to the Company’s interest rate hedges by approximately $1.0 million compared to $1.2 million in the comparable period in 2003. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2004.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from Avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group). The Company also leases office space from Avioserv with the lease term expiring November 30, 2004.

The Company leases engines to SR Technics Switzerland having a book value of approximately $38.4 million with lease terms expiring from five months to six years. The lease revenue represents less than 10% of total revenues. SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was, until December 2002, a subsidiary of the SAir Group, an entity that is related to FlighTechnics LLC, which holds 15% of the Company’s common stock.

Effective September 13, 2002, the Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease AG, a wholly owned subsidiary of SAir Group. Mr. Hunziker is a former Director of the Company having resigned from the Board on July 1, 2003. The agreement was for a one-year term ending September 13, 2003, and thereafter extended until January 2004 when it was terminated. Mr. Hunziker was to provide strategic advice and investigation into additional sources of capital in Europe.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from  Aloha  AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 35% of the Company’s stock as of June 30, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.8 million, for remaining periods of between four and five years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company.  The book value of the consigned parts is less than $0.5 million.

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

The business in which the Company is engaged is capital intensive.  Accordingly, the Company’s ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital.  There can be no assurance that the necessary amount of capital will continue to be available to the Company on favorable terms or at all.  The Company’s inability to obtain sufficient capital, or to renew its credit facilities could result in increased funding costs and would limit the Company’s ability to: (i) add new equipment to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions.  The Company’s inability to obtain sufficient capital could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry and changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) other terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

The Company’s leases are generally structured at fixed rental rates for specified terms while a majority of the Company’s borrowings are at floating rates.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For the six months ended June 30, 2004, approximately 88% of the Company’s lease revenue was generated by leases to customers outside the United States.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated payment. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

There is no assurance that the Company will be able to effectively manage the potential expansion of its operations. The Company may also acquire businesses that would complement or expand the Company’s existing businesses. Any acquisition or expansion made by the Company may result in one or more of the following events: (i) incurring additional debt, (ii) future charges to earnings related to the impairment of goodwill and other intangible assets, (iii) difficulties in the assimilation of operations, services, products and personnel, (iv) an inability to sustain or improve historical revenue and earnings levels, (v) diversion of management’s attention from ongoing business operations, and (vi) potential loss of key employees.  Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis.  In addition, the Company’s lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. The Company also benefits from the Extraterritorial Income Exclusion (EIE) regulations which significantly reduce the Company’s effective tax rate.  Any change to current tax laws, such as being considered for the EIE, or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense could have a material impact on the Company’s business, financial condition and/or results of operations.

The Company obtains a substantial portion of its portfolio of engines and aircraft from airlines, overhaul facilities and other suppliers.  There is no organized market for engines and aircraft, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus aircraft equipment in order to generate opportunities to purchase such equipment. The market for sales of surplus engines and aircraft is highly competitive, in some instances involving a bidding process.  While the Company has been able to purchase surplus aircraft equipment in this manner successfully in the past, there is no assurance that surplus engines and aircraft of the type required by the Company’s customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in the LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company can borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the lease rates charged to its customers, could result in a reduction in demand for the Company’s leases. A majority of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.4 million per annum (in 2003, the effect would have been $2.8 million). The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $4.7 million per annum (in 2003, the effect would have been $5.5 million).

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

The Company is also exposed to currency devaluation risk.  During the six month period ended June 30, 2004, approximately 88% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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

There have been no significant changes in the Company’s internal control or in other factors that could affect the controls since the date of the last evaluation of the internal controls.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

At the May 26, 2004 Annual Meeting of Stockholders of Willis Lease Finance Corporation, the following matters were voted upon:

a)	Election of Class III Directors

				Votes

	Charles F. Willis IV			7,094,719 For
				1,722,159 Against

	The directors whose term of office continued after the meeting were Charles F. Willis, IV, William M. LeRoy, Glenn L. Hickerson, Gérard Laviec and William Coon.

b)

Proposal to amend the Company’s Employee Stock Purchase Plan (“ESPP”) to increase the maximum number of shares of common stock authorized for issuance over the term of the ESPP from 75,000 to 175,000 shares.

	Votes:	For:	7,279,944
		Against:	254,039
		Abstain:	4,400

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
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

10.39*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V.

10.40	The Company’s Employee Stock Purchase Plan As Amended and Restated Effective August 1, 2004. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on August 11, 2004.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)                                 Reports on Form 8-K

On May 4, 2004, the Company filed a Form 8-K disclosing under Item 7, “Financial Statements, Proforma Financial Information and Exhibits,” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004

Willis Lease Finance Corporation

By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer