Form 10-Q
period 2004-09-30
WILLIS LEASE FINANCE CORP
filed 2004-11-12
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 8, 2004
Common Stock, $0.01 Par Value	8,967,491

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents including restricted cash of $42,635 and $33,784 at September 30, 2004 and December 31, 2003, respectively	$49,931	$42,986
Equipment held for operating lease, less accumulated depreciation of $79,422 and $67,873 at September 30, 2004 and December 31, 2003, respectively	495,131	499,454
Net investment in direct finance lease	1,807	5,551
Operating lease related receivable, net of allowances of $400 and $440 at September 30, 2004 and December 31, 2003, respectively	2,193	2,095
Notes receivable	2,733	—
Investments	1,480	1,480
Assets under derivative instruments	770	7
Property, equipment & furnishings, less accumulated depreciation of $1,253 and $1,193 at September 30, 2004 and December 31, 2003, respectively	6,845	877
Other assets	9,580	7,572
Total assets	$570,470	$560,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,582	$5,753
Liabilities under derivative instruments	—	696
Deferred income taxes	26,867	25,283
Notes payable	357,324	362,395
Maintenance reserves	57,774	46,408
Security deposits	2,330	2,314
Unearned lease revenue	5,340	7,111
Total liabilities	456,217	449,960
Shareholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,967,491 and 8,846,805 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	90	88
Paid-in capital in excess of par	62,315	61,710
Accumulated other comprehensive gain/(loss), net of tax expense of $22 and tax benefit of $584 at September 30, 2004 and December 31, 2003, respectively	532	(660)
Retained earnings	51,316	48,924
Total shareholders' equity	114,253	110,062
Total liabilities and shareholders' equity	$570,470	$560,022

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE
Lease revenue	$13,970	$13,951	$43,094	$42,554
Gain/(loss) on sale of leased equipment	507	(14)	1,197	1,037
Other income	207	248	536	248
Total revenue	14,684	14,185	44,827	43,839

EXPENSES
Depreciation expense	5,802	5,370	17,127	15,936
Write-down of equipment	—	—	577	645
General and administrative	3,694	3,515	10,819	10,448
Total expenses	9,496	8,885	28,523	27,029
Earnings from operations	5,188	5,300	16,304	16,810
Interest expense	4,611	4,263	13,213	13,003
Interest income	(142)	(51)	(284)	(192)
Net interest and finance costs	4,469	4,212	12,929	12,811
Income before income taxes	719	1,088	3,375	3,999
Income tax expense	(211)	(343)	(983)	(1,260)
Net income	$508	$745	$2,392	$2,739
Basic earnings per common share:	$0.06	$0.08	$0.27	$0.31

Diluted earnings per common share:	$0.05	$0.08	$0.26	$0.31
Average common shares outstanding	8,959	8,841	8,908	8,838
Diluted average common shares outstanding	9,297	8,889	9,261	8,876

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2004 and 2003

(In thousands, unaudited)

				Accumulated
	Issued and		Paid-in	Other
	outstanding		Capital in	Comprehensive		Total
	shares of	Common	Excess of	Income/(Loss)	Retained	shareholders'
	common stock	Stock	par	(net)	earnings	equity

Balances at December 31, 2002 (as restated)	8,834	$88	$61,646	$(1,576)	$44,747	$104,905

Net Income	—	—	—	—	2,739	2,739

Other comprehensive income

Net gain on cashflow hedging instruments, net of tax of $138	—	—	—	301	—	301

Total comprehensive income						3,040

Shares issued	9	—	40	—	—	40

Balances at September 30, 2003	8,843	$88	$61,686	$(1,275)	$47,486	$107,985

Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

Net Income	—	—	—	—	2,392	2,392

Other comprehensive income

Net gain on cashflow hedging instruments, net of tax of $606	—	—	—	1,192	—	1,192

Total comprehensive income						3,584

Shares issued	120	2	605	—	—	607

Balances at September 30, 2004	8,967	$90	$62,315	$532	$51,316	$114,253

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,392	$2,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,127	15,936
Write-down of equipment	577	645
Amortization	3,467	2,981
Amortization of loan discount	256	—
Allowances and provisions	(36)	98
Gain on sale of leased equipment	(1,197)	(1,037)
Write-off of deferred costs	70	89
Other income	—	(198)
Changes in assets and liabilities:
Receivables	(58)	359
Other assets	(2,548)	(2,558)
Accounts payable and accrued expenses	829	184
Deferred income taxes	983	1,262
Maintenance reserves	12,798	8,752
Security deposits	16	84
Unearned lease revenue	(1,670)	(1,277)
Net cash provided by operating activities	33,006	28,059
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	10,722	14,759
Proceeds from principal payment of notes receivable	1,648	—
Purchase of equipment held for operating lease	(29,944)	(20,319)
Purchase of property, equipment and furnishings	(6,659)	—
Net principal payments received on direct finance lease	3,744	603
Net cash (used in)/provided by investing activities	(20,489)	(4,957)
Cash flows from financing activities:
Proceeds from issuance of notes payable	30,184	57,700
Debt issuance cost	(852)	—
Proceeds from issuance of common stock	607	40
Principal payments on notes payable	(35,511)	(69,166)
Net cash (used in)/provided by financing activities	(5,572)	(11,426)
Increase in cash and cash equivalents and restricted cash	6,945	11,676
Cash and cash equivalents at beginning of period including restricted cash of $33,784 and $24,486 at December 31, 2003, and 2002, respectively	42,986	27,289
Cash and cash equivalents at end of period including restricted cash of $42,635, and $29,316 at Sept. 30, 2004 and 2003, respectively	$49,931	$38,965

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$11,439	$11,449
Income Taxes	$25	$15

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, and December 31, 2003, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results of operations and cash flows for the period ended September 30, 2004, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2004.

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

3.     Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The remaining lease rental commitment for the Sausalito, California office for 2004 is approximately $82,000. The lease expires on December 31, 2005 and there are provisions for scheduled rent increases over the remaining term. The remaining lease rental commitment for 2004, for premises subleased from Avioserv San Diego, Inc. (“Avioserv”), the Company’s former parts subsidiary in San Diego, California, is approximately $14,000 plus expenses and the lease expires on October 31, 2005. The Company also leases premises in Shanghai, China, with the remaining lease commitment in 2004 of approximately $13,000 with the lease expiring in June 2005.

The Company has a commitment to purchase, for delivery during 2004 and 2005, certain aircraft engines and related equipment for a total cost of approximately $39.2 million.

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

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. It is not possible to determine the eventual financial impact of this incident.

4.     Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited liability company, Sichuan Snecma Aero-Engine Maintenance Co. Ltd (“Sichuan Snecma”) located in Chengdu, China. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines. Other participants in the joint venture are Air China International Company and Snecma Services. The Company’s investment in Sichuan Snecma at September 30, 2004 is $1.5 million. This investment represents approximately a 7% interest in the venture. The investment is recorded at cost and reviewed for impairment quarterly. No adjustment to the carrying value was required at September 30, 2004.

5.     Notes Payable

At September 30, 2004, notes payable consists of bank and other loans totaling $357.3 million payable over periods of less than one year up to approximately four and a half years with interest rates varying between approximately 3.9% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

On June 30, 2004, the Company closed a $126.0 million revolving credit facility to finance aircraft engines and spare parts for lease as well as for general working capital purposes. This facility was subsequently increased to $138.5 million. This facility replaced the previous revolving credit facility which expired on June 30, 2004. As of September 30, 2004, $33.5 million was available under this facility. The facility has a revolving period ending May 31, 2006 when it converts to a term loan maturing May 31, 2007. The interest rate on this facility at September 30, 2004 is LIBOR plus 2.25%, but can increase depending on the Company’s leverage ratio. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. (“WLFC-AC1”) and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.

At September 30, 2004, the Company had a $20.4 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is LIBOR plus 2.05%. As of September 30, 2004, this facility was fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guaranty to cure a deficiency. The maximum amount of the guarantee is therefore the principal sum outstanding plus any accrued and unpaid interest and fees.

At September 30, 2004, the Company had a fully-drawn $216.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $194.4 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $21.6 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%. The facility had a revolving period which ended in September 2004, but which has been extended until March 2005, followed, if not renewed, by a 4-year amortization period ending in March 2009. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s default. In each case WEF is the beneficiary of the Owner Trust. The Company provides a guarantee to Class B Noteholders of up to a maximum of $21.6 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) may be accelerated and become due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its other affiliates.

At September 30, 2004, LIBOR was 1.84% and the commercial paper rate was approximately 1.75%. At September 30, 2003, the rates were approximately 1.12% and 1.05%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2004 (dollars in thousands):

Year Ending December 31,

2004	$4,138
2005	45,031
2006	22,998
2007	122,840
2008	16,074
Thereafter	146,243

$357,324

6.     Derivative Instruments

The Company holds a number of interest rate swaps to mitigate its exposure to changes in interest rates, in particular LIBOR, as a majority of the Company’s borrowings are at variable rates. In addition, WEF is required under its credit agreement to hedge a portion of its borrowings. These swaps have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 137, 138 and 149).  At September 30, 2004, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 30 and 40 months and fixed rates of between 2.52% and 3.45%.  The fair value of these swaps at September 30, 2004, was positive $0.8 million and represents the estimated amount the Company would receive if the swaps were terminated. Such value has been recorded as an asset in the accompanying financial statements. At September 30, 2004, the Company was party to a number of interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $60.0 million, effective dates which commenced in 2003, and terminate in 2005, and rates capped at 5.5%. At September 30, 2004, the fair value of the caps was approximately $0.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Accumulated Other Comprehensive Income/(Loss) and/or earnings for the period. For the nine months ended September 30, 2004 and 2003, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $1.2 million (net of tax of $0.6 million) and $0.3 million (net of tax of $0.1 million), respectively. In both periods, there was no change in fair value recognized in earnings. Interest expense for the three months ended September 30, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $0.4 million and $0.6 million, respectively. Interest expense for the nine months ended September 30, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $1.4 million and $1.7 million, respectively.

A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedge no longer match or the hedges are terminated ahead of their maturity. The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next twelve months. Based on the implied forward rate for LIBOR at September 30, 2004, the Company anticipates that interest expense will be increased by approximately $0.3 million for the twelve months ending September 30, 2005 due to the hedges in place.

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

At September 30, 2004, the Company had two stock-based compensation plans and applies APB 25 in accounting for both plans.  Accordingly, no compensation expense has been recognized for its 1996 Employee Stock Purchase Plan and 1996 Stock Option/Stock Issuance Plan.  Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending September 30		Nine Months Ending September 30,
	2004	2003	2004	2003
Net Income as reported	$508	$745	$2,392	$2,739
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(192)	(237)	(581)	(647)
Proforma net income	$316	$508	$1,811	$2,092

Basic earnings per common share as reported	$0.06	$0.08	$0.27	$0.31
Basic earnings per common share pro forma	$0.04	$0.06	$0.20	$0.24

Diluted earnings per common share as reported	$0.05	$0.08	$0.26	$0.31
Diluted earnings per common share pro forma	$0.03	$0.06	$0.20	$0.24

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

Leasing Related Activities.  Revenue from leasing of equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, the Company only recognizes revenues on a cash received basis. The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts.  The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances.  In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues.  The vast majority of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

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

Asset Valuation.  The Company periodically reviews its portfolio of assets for impairment in accordance with
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such review necessitates estimates of current market values and residual values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write-downs may occur.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003:

Leasing Related Activities.  Lease related revenue for the quarters ended September 30, 2004 and 2003 was $14.0 million. At September 30, 2004 and 2003, 89% of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2004 and 2003, was $496.9 million and $491.4 million, respectively.

During the quarter ended September 30, 2004, the Company added $13.8 million of equipment and capitalized costs to its lease portfolio and sold five engines, two airframes and other related equipment generating a net gain of $0.5 million.

During the quarter ended September 30, 2003, the Company added $1.1 million of equipment and capitalized costs to its lease portfolio and sold two engines generating a net loss of $14,000.

Depreciation Expense. Depreciation expense increased 8.0% to $5.8 million for the quarter ended September 30, 2004, from the comparable period in 2003, mainly due changes in estimates of useful lives and residual values, on certain older engine types.

General and Administrative Expenses.  General and administrative expenses increased 5.1% to $3.7 million for the quarter ended September 30, 2004, from the comparable period in 2003, mainly due to increased employee-related costs, travel expenses, legal and accounting costs.

Net interest and finance costs. Overall, net interest and finance costs increased to $4.5 million for the quarter ended September 30, 2004, from the comparable period in 2003, mainly due to the increases in interest rates. Interest income was $0.1 million in both periods. Interest is earned on cash and deposits held.

Income Taxes.  Income tax expense for the quarters ended September 30, 2004 and 2003, was $0.2 million and $0.3 million, respectively. The effective tax rates for the quarters ended September 30, 2004 and 2003, were 29.3% and 31.5%, respectively, including the effect of the benefit obtained under the Extraterritorial Income Exclusion.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

Leasing Related Activities.  Lease related revenue for the nine months ended September 30, 2004, increased 1% to $43.1 million from $42.6 million for the comparable period in 2003. At September 30, 2004 and 2003, 89% of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2004 and 2003 was $496.9 million and $491.4 million, respectively.

During the nine months ended September 30, 2004, the Company sold eleven engines, two airframes and other related equipment from its lease portfolio. The sales generated a gain of $1.2 million. During the nine months ended September 30, 2004, the Company added $29.9 million of equipment and capitalized costs to its lease portfolio.

During the nine months ended September 30, 2003, the Company added $20.3 million of equipment and capitalized costs to its lease portfolio. The Company sold seven engines and generated a gain of $1.0 million.

Depreciation Expense. Depreciation expense increased 8.0% to $17.1 million for the nine months ended September 30, 2004 from the comparable period in 2003, mainly due to changes in estimates of useful lives and residual values on certain older engine types.

Write-down of equipment.  During the nine months ended September 30, 2004, write-down of equipment to its estimated fair value totaled $0.6 million due to a change in the estimate of an engine’s useful life. For the same period in 2003, write-downs also totaled $0.6 million, due to reductions in market prices for certain older engine types and as a result of an impairment charge on an engine that was sold in July 2003.

General and Administrative Expenses.  General and administrative expenses increased 3.6% to $10.8 million for the nine months ended September 30, 2004, from the comparable period in 2003, mainly due to increased employee-related costs, insurance, travel, advertising and legal and accounting costs offset by reduced consultant fees and bad debt expense.

Net interest and finance costs. Overall, net interest and finance costs, increased 0.9% to $12.9 million for the nine months ended September 30, 2004, from the comparable period in 2003, mainly due to the increase in interest rates. Interest income was $0.3 million for the nine months ended September 30, 2004 compared to $0.2 million in 2003.

Income Taxes. Income tax expense for the nine months ended September 30, 2004 and 2003 was $1.0 million and $1.3 million, respectively. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 29.1% and 31.5%, respectively, including the effect of the benefit obtained under the Extraterritorial Income Exclusion.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock. Cash of approximately $30.2 million and $57.7 million, in the nine-month periods ended September 30, 2004 and 2003, respectively, was derived from borrowings. Cash flow from operating activities provided $33.0 million and $28.1 million in the nine-month periods ended September 30, 2004 and 2003, respectively. In these same time periods, $35.5 million and $69.2 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, and repair and improvement to equipment for lease. Approximately $29.9 million and $20.3 million of funds were used for these purposes in the nine-month periods ended September 30, 2004 and 2003, respectively.

Cash flows from operations are driven significantly by changes in revenue. While the Company has experienced some deterioration in lease rates in recent years, these have been offset by reductions in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout the period. The lease revenue stream is at fixed rates while a majority of the Company’s debt is at variable rates. If interest rates increase the Company may not be able to increase lease rates in the short-term and this would cause a reduction in the Company’s earnings. Utilization has stabilized with approximately 89%, by book value, of the Company’s equipment held for lease, leased at September 30, 2004 and approximately 88% at December 31, 2003. Decreases in utilization, as well as deterioration in lease rates that are not offset by reductions in interest rates, would have a negative impact on earnings and cash flows from operations. The Company believes that utilization and lease rates will continue to fluctuate for the foreseeable future.

At September 30, 2004, notes payable consists of bank and other loans totaling $357.3 million payable over periods of less than one year up to approximately four and a half years with interest rates varying between approximately 3.9% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

On June 30, 2004, the Company closed a $126.0 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes. This facility was subsequently increased to $138.5 million. This facility replaced the previous revolving credit facility which expired on June 30, 2004. As of September 30, 2004, $33.5 million was available under this facility. The facility has a revolving period ending May 31, 2006 when it converts to a term loan maturing May 31, 2007. The interest rate on this facility at June 30, 2004 is LIBOR plus 2.25%, but can increase depending on the Company’s leverage ratio. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. and WEF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement and the lenders making a call under the guarantee. The lenders have the option, upon default, to either call for a payment, demand performance or call the full amount of the loan.

At September 30, 2004, the Company had a $20.4 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of aircraft engines sold by the Company to such subsidiary.  The facility is a five-year amortizing term loan with final maturity of June 29, 2005. The interest rate is LIBOR plus 2.05%. As of September 30, 2004, this facility was fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility. The lenders have the ability, upon default, to either call the full amount of the loan or draw upon the guaranty to cure a deficiency.

At September 30, 2004, the Company had a fully-drawn $216.0 million warehouse facility, available to a wholly-owned consolidated special purpose entity, WEF, for the purpose of financing aircraft engines, comprised of $194.4 million Class A notes payable at a floating rate of interest based on commercial paper rates plus a weighted average spread of 2.26% and $21.6 million Class B notes payable at LIBOR plus a weighted average spread of 5.32%. The facility had a revolving period which ended September 2004 but was extended to March 2005, followed, if not renewed, by a 4-year amortization period ending in March 2009. The engines owned by WEF are transferred into individual Owner Trusts to provide security for the lenders in the event of WEF’s default. In each case WEF is the beneficiary of the Owner Trust. The Company provides a guarantee to Class B Noteholders of up to a maximum of $21.6 million. If WEF defaults on its obligations, under the guarantee, the full amount of the Class B notes outstanding (together with any accrued interest and fees) may be accelerated and become due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its other affiliates.

At September 30, 2004, LIBOR was 1.84% and the commercial paper rate was approximately 1.75%. At September 30, 2003, the rates were approximately 1.12% and 1.05%, respectively.

The terms of approximately $341.4 million of the Company’s debt require the Company to comply with covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company can typically borrow up to 83% of the lower of an engine’s appraised or net book value under these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. The loans are secured by engines and related leases to customers and to the extent that engines are returned from lease early due to customer default or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at September 30, 2004.

As a result of the floating rate structure of the majority of the Company’s borrowings, the Company’s interest expense associated with borrowings varies with market rates, offset in part by the Company’s interest rate hedges. In addition, commitment fees are payable on the unused portion of the revolving facility.

During the nine months ended September 30, 2004, maintenance reserves accumulated by the Company increased by $11.4 million mainly due to payments due from a lessee at the end of its leases totaling $5.5 million. The remainder of the increase is due to regular billings of reserves based on lessee usage partially offset by amounts paid out on repairs.

The Company’s lease of its office premises in Sausalito, California expires on December 31, 2005. The Company’s lease of premises in San Diego, California expires on October 31, 2005. The Company’s lease of its premises in Shanghai, China expires June 30, 2005.

The Company also has commitments to purchase certain aircraft engines and engine related equipment for delivery during the remainder of 2004 and 2005, totaling approximately $39.2 million.

The Company holds a 7% interest, accounted for under the cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd. The Company has invested $1.5 million to date.

The Company believes that its current equity base, internally generated funds and existing debt facilities are sufficient to maintain its current level of operations. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in availability under the Company’s existing debt facilities could impair the Company’s ability to sustain its current level of operations. The Company is currently discussing additions to its debt and equity base with its commercial and investment banks. If the Company is not able to access additional debt and/or equity, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2004, $346.6 million of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $100.0 million, with remaining terms of between 30 and 40 months and fixed rates of between 2.52% and 3.45%. The Company has also purchased a number of interest rate caps with notional amounts totaling $60.0 million, effective dates which commenced in 2003 and terminate in 2005, and rates capped at 5.5%.

Interest expense for the nine-month period ended September 30, 2004, was increased due to the Company’s interest rate hedges by approximately $1.4 million compared to $1.7 million in the comparable period in 2003. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the remainder of 2004.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from Avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), a subsidiary of the SAir Group, an entity that is related to FlightTechnics LLC, which holds 15% of the Company’s common stock. The Company also leases office space from Avioserv with the lease term expiring October 31, 2005. During the nine months ended September 30, 2004, the Company sold one engine to Avioserv.

The Company leases engines to SR Technics Switzerland having a book value of approximately $38.1 million with lease terms expiring from two months to six years. The lease revenue represents approximately 11% of total revenues for the nine months ended September 30, 2004. SR Technics Switzerland is the single largest lessee of the Company. SR Technics Switzerland was, until December 2002, a subsidiary of the SAir Group.

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

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 35% of the Company’s stock as of September 30, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.4 million, for remaining periods of between four and five years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The book value of the parts consigned to Avsets.com is less than $0.5 million.

Factors That May Affect Future Results

Except for historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Forward-looking statements give the Company’s expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report or in other written or oral statements made by the Company.

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

The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry and changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) terrorism and other geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

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

For the nine months ended September 30, 2004, approximately 87% of the Company’s lease revenue was generated by leases to customers outside the United States.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States.  All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated payment. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company’s lessees currently enjoy favorable accounting and tax treatment by entering into operating leases. The Company also benefits from the Extraterritorial Income Exclusion regulations which significantly reduce the Company’s effective tax rate. As a result of recent legislation this benefit is being phased out. Other changes as to current tax laws, or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense could have a material impact on the Company’s business, financial condition and/or results of operations.

As a public company, Willis Lease is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such compliance results in significant additional costs to the Company both directly, through increased audit and consulting fees, and indirectly, through the time required by management to address the regulations. Such costs will likely have an adverse effect on the Company’s business, financial condition and/or results of operations.

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership costs will be approximately $0.9 million with additional operating costs depending on usage. The Company has an agreement in principle to share the costs of operation with another party on certain trips that will reduce the overall cost.  The Company is also currently negotiating a contract which, if signed, should generate net charter revenues of approximately $0.5 million per annum depending on usage. However there can be no assurance that these revenues will be realized.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk. A change in the LIBOR rate, or cost of funds based on commercial paper market rates, would affect the rate at which the Company can borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the lease rates charged to its customers, could result in a reduction in demand for the Company’s leases. A majority of the Company’s credit facilities are variable rate debt. The Company estimates a one percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $2.5 million per annum (in 2003, the effect would have been $2.8 million). The Company estimates a two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), respectively, in interest expense of $4.9 million per annum (in 2003, the effect would have been $5.6 million).

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

The Company is also exposed to currency devaluation risk. During the nine month period September 30, 2004, approximately 87% of the Company’s total lease revenues came from non-United States domiciled lessees. All of the leases require payment in United States (U.S.) dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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

10.7

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Parers, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC. Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

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

10.39*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.39 of the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.40	The Company’s Employee Stock Purchase Plan As Amended and Restated Effective August 1, 2004. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on August 11, 2004.

10.41	First Amendment to Amended and Restated Credit Agreement dated as of September 23, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance – CDC IXIS.

10.42

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility.

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

(b)           Reports on Form 8-K

(i)            On August 20, 2004, the Company filed a Form 8-K disclosing under Item 7, “Financial Statements, Proforma Financial Information and Exhibits,” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the quarter and six months ended June 30, 2004.

(ii)           On September 30, 2004, the Company filed a form 8-K disclosing under Item 1.01, “Entry into a Material Definition Agreement” and Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” that it had amended its revolving credit agreement to reflect the increase in the facility from $126.0 million to $138.5 million.

(iii)          On October 5, 2004, the Company filed a Form 8-K disclosing under Item 1.01, “Entry into a Material Definitive Agreement” that it had extended its warehouse facility until March 9, 2005.

(iv)          On November 3, 2004, the company filed a Form 8-K disclosing under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” that it had entered into a Loan and Security Agreement to finance the purchase of a Challenger 601-1A aircraft.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004

Willis Lease Finance Corporation

	By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer