Form 10-K
period 2004-12-31
WILLIS LEASE FINANCE CORP
filed 2005-03-31
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code (415) 275-5100

Securities registered pursuant to Section 12(b) of the Act:

None.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37.6 million (based on a closing sale price of $8.26 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2005 was 9,013,140.

The Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                  BUSINESS

INTRODUCTION

Willis Lease Finance Corporation and its subsidiaries (the “Company”) is a lessor of commercial aircraft engines and other aircraft-related equipment. The Company provides these services to passenger airlines, air cargo carriers and maintenance and repair organizations (“MROs”). Aircraft operators need engines and parts beyond those installed in the aircraft that they operate. These “spare” aircraft engines and parts are required for various reasons including requirements that engines and parts be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) directives or manufacturer recommended actions for maintenance, repair and overhaul of engines and parts can give rise to demand for spare engines.

The Company’s engine portfolio consists of noise compliant Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft. As of December 31, 2004, the Company had a total lease portfolio consisting of 115 engines and related equipment, five aircraft, three spare parts packages and various parts and other engine-related equipment with an aggregate net book value of $511.4 million and 43 lessees in 26 countries.

On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, (now in liquidation) a corporation organized under the laws of Switzerland (“Flightlease”), SR Technics Group, a corporation organized under the laws of Switzerland (“SRT”), FlightTechnics, LLC, a Delaware limited liability company (“FlightTechnics”) and SR Technics Group America, Inc., a Delaware corporation (“SRT Group America”), each of which are affiliated companies. In connection with the strategic transactions, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and granted an option to purchase additional shares.  No shares were issued pursuant to the option which expired in 2002. FlightTechnics has the right to demand up to two registrations of its stock with the Securities and Exchange Commission (“SEC”) which are exercisable beginning November 30, 2003. The Company amended its Rights Agreement dated September 24, 1999 between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an “Exempt Person”, subject to FlightTechnics and its affiliates owning a certain percentage of the Company’s common stock.

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

The Company maintains a website at www.willislease.com where its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

Management considers the continuing operations of the Company to operate in one reportable segment.

AIRCRAFT EQUIPMENT LEASING

As of December 31, 2004 all of the Company’s leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

All of the Company’s lease transactions are “triple-net leases”. A triple-net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the Company generally requires the lessee to maintain the aircraft equipment in accordance with an approved maintenance program designed to ensure that it meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk.

The Company attempts to mitigate risk where possible. For example, the Company makes an independent analysis of the credit risk associated with the lessee before entering into any significant lease transaction. The Company’s credit analysis generally consists of evaluating the prospective lessee’s financial standing utilizing financial statements and trade and/or banking references. In certain circumstances, where the Company believes necessary, the Company may require its lessees to provide additional credit support such as a letter of credit or a guarantee from a bank or a third party or a security deposit. The Company also evaluates insurance and expropriation risk and evaluates and monitors the political and legal climate of the country in which a particular lessee is located in order to determine the Company’s ability to repossess its equipment should the need arise.

At the commencement of a lease, the Company may collect, in advance, a security deposit (normally equal to at least one month’s lease payment), and during the term of the lease, maintenance reserves from the lessee based on the lessee’s use of the engine. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are collected in accounts maintained by the Company or its lenders and are used when normal repairs associated with engine use or maintenance are required. Under longer-term leases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to the Company, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee. Parts leases generally require that the parts be returned in the same condition as they were in at lease inception.

During the lease period, the Company’s leases require that maintenance and inspection of the leased equipment be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when equipment comes off-lease, it undergoes inspection to verify compliance with lease return conditions.

Despite these guidelines, the Company cannot assure that it will not experience collection problems or significant losses in the future. However, the Company believes that its attention to its lessees and its emphasis on maintenance and inspection contributes to residual values and generally helps the Company to recover its investment in its leased equipment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Upon termination of a lease, the Company will re-lease or sell the aircraft equipment. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in demand for air travel, fuel costs, changes in the supply and cost of aircraft equipment and technological developments.  In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, the maintenance services performed during the lease term and as applicable the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its financial results and its ability to service debt may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

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

The Company’s parts packages consist of rotable parts for use on commercial aircraft or the engines appurtenant to such aircraft. The Company’s aircraft lease portfolio consists of five de Havilland DHC-8 commuter aircraft. The Company may make further investments in aircraft for lease in the future.

As of December 31, 2004, the Company had a total lease portfolio of 115 aircraft engines and related equipment, three spare parts packages, five aircraft and various parts and other engine-related equipment with an aggregate original cost of $595.3 million in its lease portfolio. As of December 31, 2003, the Company had a total lease portfolio of 119 aircraft engines and related equipment, four spare parts packages, seven aircraft and various parts and other engine-related equipment with an aggregate original cost of $577.4 million in its lease portfolio.

As of December 31, 2004, minimum future rentals under noncancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2005	$37,431
2006	22,483
2007	16,527
2008	12,258
2009	9,358
Thereafter	11,008
$109,065

As of December 31, 2004, the Company had 43 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 26 countries.

The following table displays the regional profile of the Company’s lease customer base for the years ended December 31, 2004, 2003 and 2002. No single country other than the United States accounted for more than 10% of the Company’s lease revenue for any of the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Lease Revenue	Percentage	Lease Revenue	Percentage	Lease Revenue	Percentage
	(dollars in thousands)
United States	$8,094	14%	$6,373	11%	$9,067	16%
Canada	238	—	1,042	2	1,041	2
Mexico	4,225	7	4,349	8	2,717	5
Australia/New Zealand	670	1	853	1	305	1
Europe	25,943	45	25,310	45	24,906	45
South America	8,452	15	7,576	13	6,322	11
Asia	4,889	8	5,540	10	6,312	11
Africa	1,064	2	1,373	2	418	1
Middle East	4,602	8	4,561	8	4,309	8
Total	$58,177	100%	$56,977	100%	$55,397	100%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

FINANCING/SOURCE OF FUNDS

The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 83% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under two of the Company’s credit facilities, the lender is entitled to receive a portion of the lease payments associated with the financed equipment to apply to debt service.  Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Spreads over the applicable base interest rate index are impacted by a number of variables including the length of the lease , the percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the “equity” portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings and private placements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

COMPETITION

The markets for the Company’s products and services are very competitive, and the Company faces competition from a number of sources. These include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts distributors. Certain of the Company’s competitors have substantially greater resources than the Company. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

INSURANCE

In addition to requiring full indemnification under the terms of its leases, the Company requires its lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third party liability insurance and physical damage and casualty insurance. The Company requires that it be named as an additional insured on liability insurance with the Company or its lenders normally identified as the loss payee for damage to the equipment on policies carried by lessees. The Company monitors compliance with the insurance provisions of the leases. The Company also carries contingent physical damage and third party liability insurance as well as product liability insurance.

GOVERNMENT REGULATION

The Company’s customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the Joint Aviation Authority (“JAA”) in Europe, regulate aircraft operated in those countries.  Such regulations also indirectly affect the Company’s business operations. All aircraft operated in the United States must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2004, all of the engines in the Company’s lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

EMPLOYEES

As of December 31, 2004, the Company had 44 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.                  PROPERTIES

The Company’s principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. The Company occupies space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2005, but has two one-year renewal options. The Company has given notice that it may exercise its option to extend the lease for at least one further year. The annual lease rental commitment is approximately $352,000 for 2005. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. The Company also sub-leases from its former parts subsidiary, WASI, now called avioserv, approximately 3,100 square feet of office and warehouse space for the Company’s operations at San Diego, California. This lease expires October 31, 2005, and the remaining lease commitment is approximately $64,000 plus expenses. The Company also leases office space in Shanghai, China. The lease expires June 30, 2005 and the remaining lease commitment is approximately $25,000.

ITEM 3.                  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2004.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to the Company’s Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 23, 2005 there were approximately 1,096 stockholders of the Company’s Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2004 and 2003, as reported by NASDAQ, are set forth below:

	2004		2003
	High	Low	High	Low
First Quarter	$8.97	$6.43	$5.74	$4.23
Second Quarter	9.40	8.00	5.64	4.15
Third Quarter	8.99	6.59	5.79	4.75
Fourth Quarter	9.00	7.50	7.62	5.38

During the years ended December 31, 2004 and 2003 the Company did not pay cash dividends to Company stockholders.

The following table outlines the Company’s Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,764,720	$6.61	812,259
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,764,720	$6.61	812,259

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

	Years Ended December, 31
	2004	2003	2002	2001	2000 (as restated)
	(dollars in thousands, except per share data)

Revenue:
Lease revenue	$58,177	$56,977	$55,397	$60,515	$49,012
Gain on sale of leased equipment	3,085	2,372	482	5,636	8,129
Net gain on debt prepayment	—	—	4,073	—	—
Other income	677	520	—	—	489
Total revenue	$61,939	$59,869	$59,952	$66,151	$57,630

Income from continuing operations	$3,857	$4,177	$3,596	$7,643	$5,474

Net income	$3,857	$4,177	$3,596	$6,944	$7,189

Basic earnings from continuing operations per common share	$0.43	$0.47	$0.41	$0.87	$0.73
Diluted earnings from continuing operations per common share	$0.42	$0.47	$0.41	$0.86	$0.72

			(as restated)	(as restated)

Balance Sheet Data:
Total assets	$585,458	$560,022	$542,995	$531,453	$454,930
Debt (includes capital lease obligation)	$369,840	$362,395	$364,680	$359,547	$301,346
Shareholders’ equity	$116,468	$110,062	$104,905	$100,956	$95,065

Lease Portfolio:
Engines at end of the period – continuing operations	115	119	120	110	100
Engines at end of the period – discontinued operations	—	—	—	4	10
Spare parts packages at the end of the period	3	4	4	4	4
Aircraft at the end of the period	5	7	6	6	6

As noted above, certain items have been restated. Refer to Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General. As of December 31, 2004, the Company had a total portfolio of 43 lessees in 26 countries. Its total lease portfolio consisted of 115 engines and related equipment, five aircraft and three spare parts packages with an aggregate net book value of $511.4 million. The Company actively manages its portfolio and structures its leases to maximize the residual values of its leased assets. The Company’s leasing business focuses on popular Stage III commercial jet aircraft engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of its consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue until received. The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts. The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues. As of December 31, 2004 all of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 40 engines having a net book value of $107.6 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. The Company reviews these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

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

Asset Valuation.   Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered by Management.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue is summarized as follows:

	Year ended December 31,
	2004		2003
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$58,177	93.9%	$56,977	95.2%
Gain on sale of leased equipment	3,085	5.0	2,372	4.0
Other income	677	1.1	520	0.8
Total	$61,939	100.0%	$59,869	100.0%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2004, increased 2% to $58.2 million from $57.0 million for the comparable period in 2003. This increase primarily reflects a reduced amount of equipment off-lease together with increased average lease rate factors. The aggregate of net book value of leased equipment at December 31, 2004 and 2003 was $511.4 million and $505.0 million, respectively, an increase of 1%. At December 31, 2004, and 2003, respectively, approximately 86% and 88% of equipment by net book value was on-lease. However, the Company purchased three engines towards the end of 2004 which were off-lease at year end. Excluding those engines utilization would have been approximately 89% at December 31, 2004. The average utilization for the year ended December 31, 2004 was 89% compared to 87% in the prior year.  During the year ended December 31, 2004, five engines were added to the Company’s lease portfolio at a total cost of $59.4 million (including capitalized costs). During the year ended December 31, 2003, 11 engines and two aircraft were added to the Company’s lease portfolio at a cost of $45.5 million (including capitalized costs).

Gain on Sale of Leased Equipment. During the year ended December 31, 2004, 13 engines, two airframes and various engine-related equipment from the lease portfolio were sold for a net gain of $3.1 million.

During the year ended December 31, 2003, ten engines from the lease portfolio were sold for a net gain of $2.4 million.

Other Income. Other income consists primarily of management fee income and additionally in the year ended December 31, 2003, income resulting from a net insurance recovery of $0.2 million.

Depreciation Expense.  Depreciation expense increased $1.5 million or 7% to $23.2 million for the year ended December 31, 2004, from the comparable period in 2003 due primarily to changes in the estimates of useful lives and residual values of certain older engine types.

Write-down of Equipment.  Write-down of equipment to their estimated fair values from the application of SFAS 144 totaled $0.6 million for the year ended December 31, 2004, compared to $1.3 million for the year ended December 31, 2003, due to management’s decision to dispose of, rather than repair, an engine.

General and Administrative Expenses.  General and administrative expenses increased 7% to $14.8 million for the year ended December 31, 2004, from the comparable period in 2003 due mainly to increases in legal and accounting costs ($0.4 million), engine-related maintenance and inspection costs ($0.2 million), increased travel expenses ($0.2 million), increased insurance costs ($0.2 million), and increased employment related costs ($0.1 million) offset by reduced bad debt expenses ($0.2 million) and outside consultant expenses ($0.1 million).

Net Interest and Finance Costs.  Net interest and finance costs, which are comprised of interest expense and interest income, increased 5% to $18.0 million for the year ended December 31, 2004 from the comparable period in 2003. Interest expense increased 6% to $18.4 million for the year ended December 31, 2004, from the comparable period in 2003, mainly due to an increase in interest rates. Interest income for the year ended December 31, 2004, increased to $0.4 million from $0.2 million for the year ended December 31, 2003, due mainly to increases in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar

LIBOR which increased from 1.12% at the beginning of 2004 to 2.40% by year end.

Income Taxes. Income taxes for the year ended December 31, 2004, decreased to $1.5 million from $1.7 million for the comparable period in 2003 reflecting decreased pre-tax income and a lower effective tax rate. The overall effective tax rate for the year ended December 31, 2004 was 28.0% compared to 29.1% for the prior year with the decrease in rate mainly due to the impact of the Company’s deduction for the Extraterritorial Income Exclusion. Recently enacted legislation has repealed this benefit and it will be phased out over the next three years. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Revenue is summarized as follows:

	Year ended December 31,
	2003		2002
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$56,977	95.2%	$55,397	92.4%
Gain on sale of leased equipment	2,372	4.0	482	0.8
Net gain on debt prepayment	—	—	4,073	6.8
Other income	520	0.8	—	—
Total	$59,869	100.0%	$59,952	100.0%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2003, increased 3% to $57.0 million from $55.4 million for the comparable period in 2002. This increase primarily reflects a reduced amount of equipment off-lease offset by reduced average lease rate factors. The aggregate of net book value of leased equipment and net investment in direct finance lease on December 31, 2003 and 2002 was $505.0 million and $502.2 million, respectively, an increase of 1%. However, approximately $16.0 million was purchased in December 2003 and had no effect on lease revenue. At December 31, 2003 and 2002 respectively, 88% and 86% of equipment by book value were on-lease, however, the average utilization for the year ended December 31, 2003 was 87% compared to 82% in the prior year. During the year ended December 31, 2003, 11 engines and two aircraft were added to the Company’s lease portfolio at a total cost of $45.5 million (including capitalized costs). During the year ended December 31, 2002, 10 engines were added to the Company’s lease portfolio at a total cost of $47.7 million (including capitalized costs).

Gain on the Sale of Leased Equipment. During the year ended December 31, 2003, 10 engines from the lease portfolio were sold for a gain of $2.4 million.

During the year ended December 31, 2002, four engines from the lease portfolio were sold for a gain of $0.5 million.

Other Income.  Other income in 2003 consists primarily of management fee income and income resulting from a net insurance recovery of $0.2 million.

Net Gain on Debt Repayment.  This item for the year ended December 31, 2002, relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.

Depreciation Expense.  Depreciation expense increased $2.2 million or 12% to $21.7 million for the year ended December 31, 2003, from the comparable period in 2002. Approximately $1.6 million of the increase was due primarily to changes in the estimates of useful lives and residual values of certain older engine types.

Write-Down of Equipment.  Write-down of equipment to their estimated fair values from the application of SFAS144 totaled $1.3 million for the year ended December 31, 2003, compared to $3.1 million for the year ended December 31, 2002, due to reductions in demand and market prices on certain engine types, and management’s decision to dispose of, rather than repair a number of engines.

General and Administrative Expenses.  General and administrative expenses decreased 4% to $13.9 million for the year ended December 31, 2003, from the comparable period in 2002 due mainly to decreases in legal costs ($1.5 million) and engine-related maintenance and inspection costs ($0.4 million) offset by increased staffing costs ($1.2 million).

Net Interest and Finance Costs.  Net interest and finance costs, which is comprised of interest expense and interest income decreased 8% to $17.2 million for the year ended December 31, 2003, from the comparable period in 2002. Interest expense decreased 9% to $17.4 million for the year ended December 31, 2003, from the comparable period in 2002, due to a decrease in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar LIBOR which decreased from 1.38% at the beginning of 2003 to 1.12% by year end. Interest income for the year ended December 31, 2003 decreased to $0.2 million from $0.4 million for the year ended December 31, 2002 due mainly to reduction in interest rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company did not undertake any transaction in 2004 that would be affected by this Statement.

In December 2004, FASB issued SFAS 123 (R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan (described in Note 10 of the accompanying Financial Statements) which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 1(q) to its Financial Statements.

In December 2003, FASB issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities”, FIN46(R). Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Interpretation was issued to clarify the consolidation requirements of ARB Opinion No. 51 “Consolidated Financial Statements”, especially with respect to variable interest entities. As of and for the year ended December 31, 2004, the Company did not have any interest in any variable interest entities that were required to be accounted for under this Interpretation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $58.6 million, $68.4 million and $66.4 million, in the years ended December 31, 2004, 2003 and 2002, respectively, was derived from this activity. In these same time periods $51.4 million, $84.0 million and $61.2 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $42.7 million, $41.9 million and $31.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $59.4 million, $45.2 million and $47.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash flows from operations are driven significantly by payments made under the Company’s lease agreements, which comprise lease revenue and maintenance reserves, and interest expense. While the Company has experienced firmer lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has remained relatively constant throughout 2004. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86%, by book value, of the Company’s assets were on-lease at December 31, 2004, compared to approximately 88% at December 31, 2003, and the average utilization rate for the year ended December 31, 2004, was 89% compared to 87% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2004, notes payable consists of bank loans totaling $369.8 million payable over periods of under 1 year to 7 years with interest rates varying between approximately 4.2% and 8.6% (excluding the effect of the Company’s interest rate hedges).

The significant facilities are described below.

At December 31, 2004, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2004, $31.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at December 31, 2004 was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guaranty would be triggered by a default under the agreement.

At December 31, 2004, the Company had a fully drawn $216.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility’s revolving period ended March 9, 2005, and commenced a 4-year amortization period during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $194.4 million Class A notes and $21.6 million Class B notes. The Company provides a guaranty to the Class B Noteholders. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At December 31, 2004, interest on the Class A notes is a commercial paper rate plus a weighted average spread of 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2004, the Company had warehouse and revolving credit facilities totaling $364.5 million compared to $344.0 million at December 31, 2003. At December 31, 2004 and 2003, respectively, $31.5 million and $30.0 million was available under these combined facilities.

At December 31, 2004, the Company had an $18.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is 1-month LIBOR plus 2.05%. This facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility.

At December 31, 2004, 1-month LIBOR was approximately 2.4% and the commercial paper rate was approximately 2.21%. At December 31, 2003, the rates were approximately 1.12% and 1.05%, respectively.

Approximately $37.8 million of the Company’s debt is repayable during 2005. Such repayments consist of scheduled installments due under term loans. The table below summarizes the Company’s contractual commitments at December 31, 2004.

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$369,840	$37,839	$147,286	$179,553	$5,162
Operating Lease Obligations	441	441	—	—	—
Purchase Obligations	18,174	18,174	—	—	—
Total	$388,455	$56,454	$147,286	$179,553	$5,162

Approximately $351.0 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow 83% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at December 31, 2004.

The company has commitments to purchase, during 2005, engines and other engine-related equipment totaling $18.2 million.

The Company’s lease of its office premises in Sausalito expires on December 31, 2005, but it has given notice that it may exercise its option to extend the lease for at least one further year. The sublease of Company premises in San Diego expires in October 2005. The lease of office space in Shanghai, China expires in June 2005.  The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd. The Company has invested $1.5 million to date.

The Company believes its equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s level of operations through 2005. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its level of operations. The Company is discussing additions to its capital base with its commercial and investment banks. If the Company is not able to access additional capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2004, $357.4 million (97%) of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. The Company’s equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements which have notional outstanding amounts of $100.0 million, with remaining terms of between 27 and 37 months and fixed rates of between 2.52% and 3.45%. During 2002, the Company purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates which commenced in 2003 and rates capped at 5.5%. The fair value of the swaps at December 31, 2004 and 2003 was positive $1.4 million, representing an asset of the Company and negative $0.7 million, representing a liability of the Company. The fair value of the caps at December 31, 2004 was zero compared to positive $7,000 at December 31, 2003, representing an asset of the Company.

Interest expense for the year ended December 31, 2004, was increased due to the Company’s interest rate hedges by approximately $1.6 million compared to $2.3 million in the comparable period in 2003. For the year ended December 31, 2002, interest expense was increased due to the Company’s interest rate hedges by approximately $2.8 million. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company anticipates that it may hedge additional amounts of its floating rate debt during the next year.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. The Company also leases office space from avioserv with the lease term expiring October 31, 2005. During the year ended December 31, 2004, the Company sold one engine to avioserv. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

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

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 34% of the Company’s stock as of December 31, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.0 million, for remaining periods of between two and four years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The book value of the parts consigned to Avsets.com is approximately $19,000.

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

The Company retains title to the equipment that it leases to third parties. Upon termination of a lease, the Company will seek to re-lease or sell the equipment. The Company also engages in the selective purchase and resale of commercial aircraft engines. On occasion, the Company purchases engines without having a firm commitment for their lease or sale. Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply of, or demand for, or cost of aircraft engines, and (vi) technological developments. There is no assurance that the Company will be able to re-lease or sell equipment on a timely basis or on favorable terms. The failure to re-lease aircraft equipment on a timely basis or on favorable terms or sell aircraft equipment on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, (vi) changes in fuel prices (vii) unanticipated early lease termination or a default by a lessee, (viii) the timing of engine acquisitions, (ix) engine marketing activities, (x) fluctuations in market prices for the Company’s assets, (xi) downward pressure on lease rates, and (xii) other terrorism and geo-political risks. The Company anticipates that fluctuations from period to period will continue in the future. As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

As of December 31, 2004, approximately 58% by value of the Company’s equipment available for lease was either off-lease, on month-to-month leases or on leases expiring in 2005. At December 31, 2003, approximately 55% by value of the Company’s equipment was similarly categorized. The ability of the Company to successfully remarket this equipment will have a significant impact on the Company’s future results and on its ability to draw under certain of its credit facilities.

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

The Company’s leases are generally structured at fixed rental rates for specified terms while the majority of the Company’s borrowings (97%) are at floating rates. Increases in interest rates could narrow, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate the Company pays under its borrowings, and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For the twelve months ended December 31, 2004, 86% of the Company’s lease revenue (in 2003, the percentage was 89%) was generated by leases to non-US customers. Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in US dollars. If the lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies.

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

The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources. These include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, aircraft and engine service and repair companies and aircraft spare parts distributors. Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of engines, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company’s lessees enjoy favorable accounting and tax treatment by entering into operating leases. The Company also benefits from the Extraterritorial Income Exclusion regulations which significantly reduce the Company’s effective tax rate. As a result of recent legislation this benefit is being phased out over the next three years and the Company’s effective tax rate will increase. Other changes to tax laws or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense would have a material impact on the Company’s business, financial condition and/or results of operations.

As a public company, Willis Lease is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such compliance results in significant additional costs to the Company both directly, through increased audit and consulting fees, and indirectly, through the time required by management to address the regulations. However, the SEC has recently delayed the implementation date of Section 404 for non-accelerated filers until 2006. Such costs will likely have an adverse effect on the Company’s business, financial condition and/or results of operations.

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership costs will be approximately $1.1 million with additional operating costs depending on usage.. The Company has also negotiated a management contract which should generate net charter revenues of approximately $0.6 million per annum depending on usage that will reduce overall cost.  However there can be no assurance that these revenues will be realized.

The Company obtains a substantial portion of its engines and aircraft from airlines, overhaul facilities and other suppliers. There is no organized market for engines and aircraft. The Company relies on its representatives, advertisements and its reputation in order to generate opportunities to purchase such equipment. The market for bulk sales of engines and aircraft is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase engines and aircraft in this manner successfully in the past, there is no assurance that engines and aircraft will be available on acceptable terms or that the Company will continue to compete effectively in the purchase of such equipment.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is that of interest rate risk. A change in the LIBOR, or the commercial paper rates, would affect the Company’s cost of borrowing. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases. Alternatively, the Company may price its leases based on market rates so as to keep the fleet on-lease and suffer a decrease in its operating margin due to interest costs that it may not be able to pass on to its customers.  Approximately $357.4 million (97%) of the Company’s outstanding debt is variable rate debt. The Company estimates a one percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $2.6 million per annum (in 2003, $2.7 million per annum). The Company estimates a two percent increase or decrease in the Company’s variable rate debt (net of hedges) would result in an increase or decrease, respectively, in interest expense of $5.2 million per annum (in 2003, $5.4 million per annum).

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for 1-month LIBOR, the Company expects interest expenses will be reduced by approximately $0.2 million for the year ending December 31, 2005 as a result of its hedges.  Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

The Company is also exposed to currency devaluation risk. During 2004, 86% (in 2003, the percentage was 89%) of the Company’s total lease revenues came from non-United States domiciled lessees. All of the leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in makingtheir lease payments.

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

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors including the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available on the Company’s website at www.willislease.com. The Company will also provide, free of charge, a copy of the Code of Ethics by writing to the following address:

Attention: Director of Human Resources

Willis Lease Finance Corporation

2320 Marinship Way, Ste. 300

Sausalito, CA 94965

The remainder of the information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement. The information in Item 5 of this report regarding the Company’s Equity Compensation Plans is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company was billed the following amounts by its principal accountant:

	2004	2003
Audit fees	$360,000	$370,440
Audit-related fees	6,125	9,500
Tax fees	—	40,700
All other fees	—	—
	$366,125	$420,640

Amounts billed under Audit-related fees for 2004 and 2003 consist of accounting advice.

Amounts billed under Tax fees for 2003 primarily consist of fees for tax compliance and tax planning advice.

The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 29.

(a) (2) Financial Statement Schedules

Schedule II Valuation Accounts are submitted as a separate section of this report on page 52.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.

(a) (3), (b) and (c):  Exhibits:  The response to this portion of Item 15 is submitted below.

EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998. Incorporated by reference to Exhibits 4.01 and 4.02 of the Company’s report on Form 8-K filed on June 23, 1998.

3.2	Bylaws, as amended.

3.3	Amendment to Bylaws of Willis Lease Finance Corporation dated November 13, 2001.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

10.6

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC. Incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000.

10.7*

Credit Agreement dated May 1, 2001 among the Company, certain banking institutions, National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.24 of the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

10.8*

Credit Agreement dated September 21, 2001 between the Company and ABB Credit Finance AB (publ.). Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.9*

Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement among WLFC Funding Corporation and the Bank of New York, dated May 3, 2002. Incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.10

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.11*

Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002.

10.12*

Series 2002-1 Supplement dated September 12, 2002 to Indenture between Willis Engine Funding LLC and The Bank of New York, Indenture Trustee. Incorporated by reference to Exhibit 10.26 to the Company’s report on Form10-Q for the quarter ended September 30, 2002.

10.13

Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of September 12, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002.

10.14*

Administration Agreement among Willis Engine Funding LLC, the Company, Barclay’s Bank PLC, and The Bank of New York, dated as of September 12, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002.

10.15

Class A Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclay’s Bank PLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on Form10-Q for the quarter ended September 30, 2002.

10.16

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

10.25

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on Form10-K for the year ended December 31, 2002.

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

10.35

Amendment No. 1 to Note Purchase Agreements between Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003. Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.36	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 31, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

10.37	Employment letter between the Company and Thomas C. Nord dated June 11, 2003. Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2003.

10.38*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.39 of the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.39	The Company’s Employee Stock Purchase Plan As Amended and Restated Effective August 1, 2004. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on August 11, 2004.

10.40

First Amendment to Amended and Restated Credit Agreement dated as of September 23, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance – CDC IXIS. Incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the quarter ended September 30, 2004.

10.41

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility. Incorporated by reference to Exhibit 10.42 of the Company’ Form 10-Q for the quarter ended September 30, 2004.

10.42	Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation.

10.43

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V.

10.44	Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company

23.1	Consent and Report of KPMG LLP, Independent Auditors on Schedule II.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)   Reports on Form 8-K

(i)            On November 9, 2004, the Company filed a Form 8-K disclosing under Item 2.02, “Results of the Operations and Financial Condition”, Item 7.01, “Regulation FD Disclosure”, and Item 9.01, “Financial Statements and Exhibits”, its Press Release on Earnings for the quarter and nine months ended September 30, 2004.

(ii)           On December 15, 2004, the Company filed a Form 8-K disclosing under Item 1.01, “Entry into a Material Definitive Agreement” and Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” that it had amended its revolving credit agreement to reflect the increase in the facility from $138.5 million to $148.5 million.

(d)  Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 18, 2005

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 18, 2005	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 18, 2005	Chief Financial Officer	/s/ MONICA J. BURKE
Monica J. Burke

Date: March 18, 2005	Corporate Controller and	/s/ ANDREW STOKES
	Chief Accounting Officer	Andrew Stokes

Date: March 18, 2005	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: March 18, 2005	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: March 18, 2005	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 18, 2005	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003.

Consolidated Statements of Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP
San Francisco, California
March 18, 2005

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents including restricted cash of $46,324 and $33,784 at December 31, 2004 and 2003, respectively	$51,864	$42,986
Equipment held for operating lease, less accumulated depreciation of $83,881 and $67,873 at December 31, 2004 and 2003, respectively	511,443	499,454
Net investment in direct finance lease	—	5,551
Operating lease related receivable, net of allowances of $400 and $440 at December 31, 2004 and 2003, respectively	1,630	2,095
Notes receivable	436	—
Investment	1,480	1,480
Assets under derivative instruments	1,398	7
Property, equipment & furnishings, less accumulated depreciation of $1,259 and $1,193 at December 31, 2004 and 2003, respectively	7,537	877
Other assets	9,670	7,572
Total assets	$585,458	$560,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,280	$5,753
Liabilities under derivative instruments	—	696
Deferred income taxes	27,530	25,283
Notes payable	369,840	362,395
Maintenance reserves	56,871	46,408
Security deposits	2,088	2,314
Unearned lease revenue	5,381	7,111
Total liabilities	468,990	449,960

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,998,365 and 8,846,805 shares issued and outstanding at December 31, 2004 and 2003, respectively)	90	88
Paid-in capital in excess of par	62,631	61,710
Accumulated other comprehensive gain/(loss), net of tax expense of $355 and tax benefit of $584 at December 31, 2004 and 2003, respectively	966	(660)
Retained earnings	52,781	48,924
Total shareholders’ equity	116,468	110,062
Total liabilities and shareholders’ equity	$585,458	$560,022

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
REVENUE
Lease revenue	$58,177	$56,977	$55,397
Gain on sale of leased equipment	3,085	2,372	482
Net gain on debt prepayment	—	—	4,073
Other income	677	520	—
Total revenue	61,939	59,869	59,952

EXPENSES
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
General and administrative	14,791	13,852	14,439
Total expenses	38,566	36,810	36,940

Earnings from operations	23,373	23,059	23,012

Interest expense	18,449	17,409	19,110
Interest income	(434)	(244)	(432)
Net interest and finance costs	18,015	17,165	18,678

Income before income taxes	5,358	5,894	4,334
Income tax expense	(1,501)	(1,717)	(738)
Net income	$3,857	$4,177	$3,596

Basic earnings per common share:	$0.43	$0.47	$0.41

Diluted earnings per common share:	$0.42	$0.47	$0.41

Average common shares outstanding	8,925	8,840	8,831
Diluted average common shares outstanding	9,276	8,888	8,851

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001 (as restated)	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net Income	—	—	—	—	3,596	3,596

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $131	—	—	—	239	—	239
Total comprehensive income						3,835

Shares issued under stock compensation plans	8	—	40	—	—	40

Tax benefit on disqualified dispositions of shares	—	—	74	—	—	74

Balances at December 31, 2002 (as restated)	8,834	88	61,646	(1,576)	44,747	104,905

Net Income	—	—	—	—	4,177	4,177

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $376	—	—	—	916	—	916
Total comprehensive income						5,093

Shares issued under stock compensation plans	13	—	61	—	—	61

Tax benefit on disqualified dispositions of shares	—	—	3	—	—	3

Balances at December 31, 2003	8,847	88	61,710	(660)	48,924	110,062

Net Income	—	—	—	—	3,857	3,857

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $939	—	—	—	1,626	—	1,626
Total comprehensive income						5,483

Shares issued under stock compensation plans	151	2	755	—	—	757

Tax benefit on disqualified dispositions of shares	—	—	166	—	—	166
Balances at December 31, 2004	8,998	$90	$62,631	$966	$52,781	$116,468

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$3,857	$4,177	$3,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
Amortization of loan discount	256	—	—
Allowances and provisions	(40)	141	200
Loss on derivative instruments	—	—	99
Gain on sale of leased equipment	(3,085)	(2,372)	(482)
Write-off of deferred costs	135	312	781
Changes in assets and liabilities:
Receivables	505	1,144	(1,030)
Other assets	1,735	(205)	366
Accounts payable and accrued expenses	1,527	1,314	(686)
Deferred income taxes	1,474	1,707	729
Maintenance reserves	14,368	12,197	5,297
Security deposits	(226)	(26)	(8)
Unearned lease revenue	(1,620)	546	234
Net cash provided by operating activities	42,661	41,893	31,597
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	19,007	20,386	16,400
Proceeds from principal payment of notes receivable	1,778	—	—
Proceeds from sale of property, plant & equipment	33	—	—
Purchase of equipment held for operating lease	(59,371)	(31,881)	(47,652)
Purchase of property, equipment and furnishings	(7,445)	(78)	(267)
Net principal payments received on direct finance lease	5,551	1,281	467
Net cash (used in)/provided by investing activities	(40,447)	(10,292)	(31,052)
Cash flows from financing activities:
Proceeds from issuance of notes payable	58,633	68,376	66,378
Debt issuance cost	(1,282)	(363)	(2,457)
Purchase of derivative instruments	—	—	(789)
Proceeds from issuance of common stock	757	61	40
Principal payments on notes payable	(51,444)	(83,978)	(61,245)
Net cash (used in)/provided by financing activities	6,664	(15,904)	1,927
Increase in cash and cash equivalents and restricted cash	8,878	15,697	2,472
Cash and cash equivalents at beginning of period including restricted cash of $33,784, $24,486 and $20,351 at December 31, 2003, 2002 and 2001, respectively	42,986	27,289	24,817
Cash and cash equivalents at end of period including restricted cash of $46,324, $33,784 and $24,486 at December 31, 2004, 2003 and 2002, respectively	$51,864	$42,986	$27,289

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$15,762	$14,933	$11,449
Income Taxes	$25	$29	$15
Supplemental disclosures of non-cash investing activities:
In 2003, a liability of $13,317 was incurred in connection with the Company’s purchase of aircraft and engines.

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

T-11 Inc. (T-11), and WLFC-AC1 Inc. are wholly-owned consolidated subsidiaries of Willis. T-11 is a California corporation and WLFC-AC1 Inc., is incorporated in Delaware and were established to purchase, lease and resell commercial aircraft engines and parts.

WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis. WLFC (Ireland) Limited was formed in 1998 to facilitate certain of Willis’ international leasing activities.

During 2004, Terandon Leasing Corporation, T-2 Inc., T-4 Inc., T-5 Inc., T-7 Inc., T-8 Inc., T-10 Inc. and WLFC Engine Pooling Company were merged into their parent and dissolved.

Willis Engine Funding LLC (“WEF”) is a wholly owned subsidiary of Willis. WEF is a Delaware limited liability company and was established in 2002 for the purpose of financing aircraft engines and is a special-purpose bankruptcy-remote entity. WLFC Funding (Ireland) Limited is a wholly-owned subsidiary of WEF and was established in 2001 to facilitate certain international leasing activities.

Management considers the continuing operations of the Company to operate in one reportable segment.

(b)          Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEF, WLFC-AC1 Inc., WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)           Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

(d)          Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation.  Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets.  Major overhauls paid for by the Company, which add economic value, are capitalized and depreciated over the estimated remaining useful life of the equipment. Overhauls paid for from the accumulated maintenance reserves are not capitalized.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds,over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. The Company conducts a formal annual review of the carrying value of long-lived assets. Such reviews resulted in impairment charges for engines and aircraft of $0.6 million, $1.3 million and $3.1 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2004, 2003 and 2002, respectively.

(e)           Loan Commitment and Related Fees

To the extent that the Company is required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the interest method.

(f)            Maintenance and Repair Costs

Maintenance and repair costs under the Company’s leases are generally the responsibility of the lessees. Under many of the Company’s leases, lessees pay periodic use fees to the Company based on the usage of the asset. The Company records a Maintenance reserve liability in respect of the use fees collected. Upon the completion of approved maintenance of an asset, such fees are returned to the lessee up to the amount of the repair but not exceeding the use fees paid by the lessee. Under certain of the Company’s leases, the lessee is not obligated to perform maintenance on the asset. At the end of the lease, any un-reimbursed maintenance reserves are retained by the Company, and recognized as income upon sale of the related engine. Such amounts recognized were $0.9 million for the years ended December 31, 2004 and 2003.

(g)          Interest Rate Hedging

The Company has entered into various hedge agreements to mitigate its exposure on its variable rate borrowings.  The differential to be paid or received under the hedge agreements is charged or credited to interest expense.

The Company accounts for derivatives and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), and under these Statements the Company’s interest rate swaps were designated as cash flow hedges. Cash flow hedges are recognized on the balance sheet at their fair value. The Company formally documents, at the contract’s inception, all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all cash-flow hedges to liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

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

During the year ended December 31, 2002, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $239,000 (net of tax of $131,000) for changes in fair value of effective cash flow hedges and charges of $0.1 million to interest expense for changes in fair value of ineffective cash flow hedges.

During the year ended December 31, 2003, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $0.9 million (net of tax of $0.4 million) for changes in fair value of effective cash flow hedges.

During the year ended December 31, 2004, the Company recorded adjustments to Accumulated Other Comprehensive Income/(Loss) of $1.6 million (net of tax expense of $0.9 million). Refer to Note 5 for further details.

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

(j)            Sale of Leased Equipment

The Company regularly sells equipment from its lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits or maintenance reserves associated with the engine are not included in the sale the Company includes such items in its calculation of gain or loss. The Company also engages in engine exchanges and where the cash element of the exchange exceeds 25% of the fair value of the transaction the exchange is treated as a monetary one and the gain or loss on sale is recognized.

(k)          Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Certain bank accounts are subject to restrictions in connection with the Company’s borrowings. Under the warehouse facility cash is collected in a restricted account, which is used to service the debt and any amounts remaining after debt service and defined expenses are distributed to the Company. Additionally, under this facility maintenance reserve payments and lease security deposits are accumulated in a restricted account and are not available for general use. Further, the Company must maintain a cash reserve equal to 2% of the outstanding warehouse debt at all times. The WLFC-AC1 credit facility has similar maintenance reserve and security deposit accounts restricted from general use. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance or repair provisions and will usually be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves may then be available to the Company (see note 1(j) above). Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee.  To the extent return conditions are not met, these deposits may be retained by the Company.

(l)           Reclassifications

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

(m)          Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(n)          Comprehensive Income

The Company reports changes in equity from all sources. For the years ended December 31, 2004, 2003 and 2002, comprehensive income includes net income and the net gain or loss on the change in fair value of cash flow hedges.

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

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,925	8,840	8,831
Potentially dilutive common shares	351	48	20
Total Shares	9,276	8,888	8,851
Potential common stock excluded as anti-dilutive in period	406	1,645	1,263

(p)          Investment

The Company’s investment is in a non-marketable security where management does not have significant influence and is recorded at cost. Management evaluates the investment for impairment quarterly. No adjustment to the carrying value was required during the periods presented.

(q)          Stock Options

The Company accounts for its two stock based compensation plans (as described in Note 10) using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2004.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share would have been as follows:

	2004	2003	2002
Net income as reported	$3,857	$4,177	$3,596
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(748)	(651)	(929)
Proforma net income	$3,109	$3,526	$2,667

Basic earnings per common share as reported	$0.43	$0.47	$0.41
Basic earnings per common share pro forma	$0.35	$0.40	$0.30

Diluted earnings per common share as reported	$0.42	$0.47	$0.41
Diluted earnings per common share pro forma	$0.34	$0.40	$0.30

The fair value of the purchase rights under the Purchase Plan, the Plan is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected Dividend Yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free Interest Rate	3.61%	2.89%	3.47%	1.84%	1.21%	3.94%
Expected Volatility	69.15%	72.07%	72.80%	69.59%	71.35%	72.80%
Expected Life (in years)	5.17	3.97	3.89	0.5 – 2.0	0.5 -1.0	0.5-2.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock plans and the warrants.

(r)           Initial Direct Costs associated with Leases

The Company accounts for the initial direct costs, including sales commission, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease.

(2)           Equipment Held For Lease and Net Investment in Direct Finance Lease

At December 31, 2004, the Company had 115 aircraft engines and related equipment with an aggregate original cost of $559.8 million, 3 spare parts packages with an aggregate original cost of $3.6 million and five aircraft with an aggregate original cost of $24.0 million and engine-related equipment with an aggregate original cost of $8.7 million, in its operating lease portfolio. At December 31, 2003, the Company had 119 aircraft engines and related equipment with an aggregate original cost of $534.0 million, 4 spare parts packages with an aggregate original cost of $10.4 million, seven aircraft with an aggregate original cost of $29.6 million and engine-related equipment with an aggregate original cost of $3.4 million in its operating and finance lease portfolio.

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

The Company leases its aircraft equipment to lessees domiciled in 9 geographic regions. The tables below set forth geographic information about the Company’s leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease revenue	2004	2003	2002
	(in thousands)
Region
United States	$8,094	$6,373	$9,067
Canada	238	1,042	1,041
Mexico	4,225	4,349	2,717
Australia/New Zealand	670	853	305
Europe	25,943	25,310	24,906
South America	8,452	7,576	6,322
Asia	4,889	5,540	6,312
Africa	1,064	1,373	418
Middle East	4,602	4,561	4,309
Totals	$58,177	$56,977	$55,397

Lease revenue less applicable depreciation, and interest:	Years ended December 31,
	2004	2003	2002
	(in thousands)
Region:
United States	$2,284	$1,148	$3,071
Canada	216	914	488
Mexico	980	1,143	1,177
Australia/New Zealand	194	426	141
Europe	12,241	13,421	12,461
South America	3,852	4,111	3,257
Asia	2,313	2,736	2,978
Africa	571	775	135
Middle East	2,299	2,460	1,860
Off-lease and other	(4,552)	(4,682)	(8,097)

Totals	$20,398	$22,452	$17,471

	As of December 31,
Net book value of equipment held for operating lease:	2004	2003	2002 (as restated)
		(in thousands)
Region
United States	$70,611	$48,575	$47,484
Canada	—	—	13,415
Mexico	38,387	37,025	26,776
Australia/New Zealand	—	10,470	18,103
Europe	170,088	195,887	179,230
South America	67,927	59,064	44,265
Asia	41,073	38,213	42,450
Africa	5,860	5,884	15,462
Middle East	38,024	38,475	34,173
Off-lease and other	79,473	65,861	74,040

Totals	$511,443	$499,454	$495,398

Included in “off-lease and other” is equipment that is held for disposal totaling approximately $5.5 million at December 31, 2004 and $7.0 million at December 31, 2003.

As of December 31, 2004 and 2003, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2004 Net Book Value
(in thousands)
Off-lease and other	$79,473
Month-to-month leases	35,252
Leases expiring 2005	180,261
Leases expiring 2006	79,046
Leases expiring 2007	32,988
Leases expiring 2008	29,008
Leases expiring 2009	6,418
Leases expiring thereafter	68,997
$511,443

Lease Term	December 31, 2003 Net Book Value
(in thousands)
Off lease and other	$65,861
Month-to-month leases	74,325
Leases expiring 2004	134,970
Leases expiring 2005	51,473
Leases expiring 2006	61,745
Leases expiring 2007	34,650
Leases expiring 2008	28,160
Leases expiring thereafter	48,270
$499,454

The net investment in direct finance leases on December 31, 2004 and 2003 was as follows:

	2004	2003
	(in thousands)
Minimum payments receivable	$—	$714
Guaranteed residual value of leased assets	—	4,950
Unearned income	—	(113)
Net investment in finance lease	$—	$5,551

The finance lease terminated during 2004.

As of December 31, 2004, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2005	$37,431
2006	22,483
2007	16,527
2008	12,258
2009	9,358
Thereafter	11,008
$109,065

(3)           Notes Receivable

At December 31, 2004, the Company had Notes Receivable of $0.4 million relating to the sale of two airframes in 2004. The notes are payable over two years at 6% per annum interest. The final payment is due July 2006.

(4)           Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2004	2003
	(in thousands)

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines. The note matures in September 2006.	$2,291	$2,658

Note payable at a fixed interest rate of 6.95% secured by aircraft. The note matures in September 2005.	4,944	5,904

Class A notes payable of $194.4 million payable at a floating rate of interest based on commercial paper rates plus an average weighted spread of 2.26% and $21.6 million Class B notes payable at LIBOR plus an average weighted spread of 5.32%. The facility has a revolving period which ended in March 2005, followed by a 4-year amortization period. The Company has a guarantee to Class B Noteholders to a maximum of $21.6 million. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.	216,000	219,000

Credit facility at a floating rate of interest of LIBOR plus 2.25% (2003, 1.75%). Secured by engines. The facility has a committed amount of $148.5 million (2003, $125.0 million), which revolves until May 2006 and matures in May 2007.	117,000	95,000

Note payable at a floating rate of LIBOR + 2.75%. The note had a maturity of December 2009 but was repaid in 2004.	—	415

Note payable at a floating rate of LIBOR + 2.05%. The note matures in June, 2005. Secured by aircraft engines.	17,958	22,225

Note payable at a fixed interest rate of 7.75% secured by aircraft. The note matures in December 2006.	2,644	3,876

Note payable at a fixed interest rate of 6% secured by an aircraft engine. The note was repaid in 2004.	—	4,436

Note payable at fixed interest rate of 6% maturing in 2005. Secured by an engine.	2,592	—

Note payable at a floating rate of LIBOR + 1.78% maturing in 2011. Secured by an aircraft. A second tranche of $0.55 million was committed but unused as of December 31, 2004.	6,411	—

Note payable, with no interest rate, secured by aircraft, engines and related equipment. The note was repaid in 2004 (net of 6% imputed discount of $256).	—	8,881

Total notes payable	$369,840	$362,395

At December 31, 2004, 1-month LIBOR was approximately 2.4% and the Commercial Paper rate was approximately 2.21%. At December 31, 2003, the rates were 1.12% and 1.05%, respectively.

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s debt is estimated by the Company to be $369.6 million at December 31, 2004.

Principal outstanding at December 31, 2004, is repayable as follows:

Year	(in thousands)
2005	$37,839
2006	16,430
2007	130,856
2008	14,511
2009	165,042
Thereafter	5,162
$369,840

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverage. As of December 31, 2004, the Company was in compliance with all covenant requirements.

At December 31, 2004, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2004, $31.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at December 31, 2004 was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guaranty would be triggered by a default under the agreement.

At December 31, 2004, the Company had a fully drawn $216.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a six-month revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  The facility notes are divided into $194.4 million Class A notes and $21.6 million Class B notes. The Company has a guaranty to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guaranty at December 31, 2004 is $21.6 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At December 31, 2004, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2004, the Company had warehouse and revolving credit facilities totaling $364.5 million compared to $344.0 million at December 31, 2003. At December 31, 2004 and 2003, respectively, $31.5 million and $30.0 million was available under these combined facilities.

At December 31, 2004, the Company had an $18.0 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1, for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is 1-month LIBOR plus 2.05%. This facility is fully drawn. The Company guarantees the obligations of WLFC-AC1 under the terms of this facility.

(5)           Derivative Instruments

The Company holds a number of interest rate hedges to mitigate its exposure to changes in interest rates, in particular LIBOR, as 97% of the Company’s borrowings are at variable rates. In addition, WEF is required under its credit agreement to hedge a portion of its borrowings. These hedges have been documented and designated as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended). At December 31, 2004, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 27 and 37 months and fixed rates of between 2.52% and 3.45%. The fair value of these swaps at December 31, 2004, was positive $1.4 million and represented the estimated amount the Company would receive if it terminated the swaps. The Company purchased a number of forward-commencing interest rate caps, documented and designated as cash flow hedges, during the second quarter of 2002. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing in 2003 and rates capped at 5.5%. At December 31, 2004, the estimated fair value of the caps was zero.

Under the swap contracts, the difference between the index and the fixed rate that is paid or received by the Company is charged or credited to interest expense.

The Company uses an external provider to ascertain the fair value of the hedges and assess the effectiveness of the hedges during the period. Valuation of the hedges requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation or assessment of effectiveness during the period.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Accumulated Other Comprehensive Income/(Loss) and/or earnings for the period. For the year ended December 31, 2004, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $1.6 million (net of tax expense of $0.9 million). For the year ended December 31, 2003, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.9 million (net of tax expense of $0.4 million). Interest expense for the years ended December 31, 2004 and 2003, was increased due to the Company’s interest rate hedges by approximately $1.6 million and $2.3 million, respectively. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the Company changes the terms of its debt such that the terms of the hedges no longer match or the hedges are terminated ahead of their maturity. The Company has no plans to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months. Based on the implied forward rate for LIBOR at December 31, 2004, the Company anticipates that interest expense will be decreased by approximately $0.2 million for the year ending December 31, 2005.

(6)           Income Taxes

The components of income tax for the years ended December 31, 2004, 2003 and 2002, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2004
Current	$—	$23	$23
Deferred	902	410	1,312
Charges in Lieu of Tax	145	21	166
	$1,047	$454	$1,501

December 31, 2003
Current	$—	$10	$10
Deferred	1,184	519	1,703
Charges in Lieu of Tax	3	1	4
	$1,187	$530	$1,717

December 31, 2002
Current	$—	$13	$13
Deferred	988	(337)	651
Charges in Lieu of Tax	86	(12)	74
	$1,074	$(336)	$738

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense on continuing operations:

	Years ended December 31,
	2004		2003		2002
		(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	1,822	34	2,004	34	1,474	34
State taxes, net of federal benefit	307	6	350	6	(222)	(5)
Extraterritorial income exclusion	(671)	(13)	(661)	(11)	(533)	(12)
Other	43	1	24	—	19	—
Effective income tax expense	1,501	28	1,717	29	738	17

In 2004, 2003, and 2002, the Company determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Charitable contribution	$83	$67
Unearned lease revenue	1,968	2,411
State Taxes	8	9
Reserves and allowances	309	161
Alternative minimum tax credit	335	335
Net operating loss carry forward	37,789	30,410
Total gross deferred tax assets	40,492	33,393
Less valuation allowances	(115)	(115)
Net deferred tax assets	40,377	33,278
Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(67,552)	(59,145)
	(27,175)	(25,867)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(355)	584
Net deferred tax liability	$(27,530)	$(25,283)

As of December 31, 2004, the Company had net operating loss carry forwards of approximately $108.2 million for federal tax purposes and $17.0 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2024 and the state net operating loss carry forwards will expire at various times from 2006 to 2014. However, in 2002, the Company provided for a valuation allowance against California net operating losses (NOLs) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group. As of December 31, 2004, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

(7)           Risk Management Issues

Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits, receivables and non-payment of maintenance reserves due at lease end.

The Company places its cash deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the number of these lessees which have this provision in the lease.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap and cap agreements.  As of December 31, 2004, such swap agreements had notional outstanding amounts of $100.0 million, average remaining terms of between 27 and 37 months and average fixed rates of between 2.52% and 3.45%. Caps had notional amounts of $60.0 million, effective dates commencing in 2003, with remaining terms of between three and four months and rates capped at 5.5%

As a result of these hedge arrangements, interest expense was increased in 2004 and 2003 by $1.6 million and $2.3 million. For further information see Note 1(g) and Note 5.

(8)           Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The annual lease rental commitment for the Sausalito office for 2005 is approximately $352,000 and the lease expires on December 31, 2005 but has two one-year renewal options. The Company has given notice that it may exercise its options to extend the lease for at least one further year. The remaining lease rental commitment, for premises for the San Diego operation, is approximately $64,000 plus expenses and the lease expires on October 31, 2005. The lease for premises in Shanghai, China expires in June 2005 and the remaining lease commitment is approximately $25,000.

The Company has a number of guaranties in respect of its credit facilities. Refer to Note 4 for a full description of the nature and terms of these guaranties. Additionally, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except taxes incurred by the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

The Company has commitments to purchase, during 2005, engines and other engine-related equipment totaling $18.2 million.

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. The Company does not believe that a loss will be incurred; however, no assurance can be given on the eventual outcome.

(9)           Investments

In July 1999, the Company entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma). The Company’s investment is 7% in the venture. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of the year ended December 31, 2004, $1.5 million has been contributed. This investment is recorded at cost.

(10)         Employee Benefit Plans

Employee Stock Purchase Plan

The Company has a 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under which 175,000 shares of common stock have been reserved for issuance. This plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 2004 and 2003, 11,262 and 9,077 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted in 2004 and 2003 were $2.23 and $1.87, respectively.

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

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 2001	946,521	1,274,506	$7.67
Options Granted	(317,542)	317,542	4.67	$2.63
Options Canceled	54,636	(54,636)	5.37
Balances at December 31, 2002	683,615	1,537,412	$7.13
Additional Options Made Available	500,000	—	—
Options Granted	(447,210)	447,210	4.91	$2.84
Options Exercised	—	(3,750)	5.54
Options Canceled	68,222	(68,222)	9.85
Balance as of December 31, 2003	804,627	1,912,650	$6.52
Options Granted	(25,817)	25,817	5.33
Options Exercised	—	(140,298)	5.01	$5.91
Options Canceled	33,449	(33,449)	7.44
Balance as of December 31, 2004	812,259	1,764,720	$6.61

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2002	822,367	$8.63
At December 31, 2003	1,062,934	$7.63
At December 31, 2004	1,258,711	$7.19

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $5.01	709,076	7.47	$4.58	387,364	$4.29
From $5.07 to $6.05	620,157	5.81	5.43	448,780	5.48
From $6.50 to $22.12	435,487	4.87	11.58	422,567	11.67
From $1.30 to $22.12	1,764,720	6.25	$6.61	1,258,711	$7.19

Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997.  The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code.  The 401(k) Plan is a contributory plan available to all full-time and part-time employees of the Company in the United States.  In 2004, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $13,000 (or $16,000 for employees at least 50 years of age). The Company matches employee contributions up to 50% of 8% of the employee’s salary which totaled $158,000 in 2004, $129,000 in 2003 and $94,000 in 2002.

(11)         Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data).

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$15,086	$15,057	$14,684	$17,112	$61,939
Net income	969	915	508	1,465	3,857

Basic earnings per common share Net income	$0.11	$0.10	$0.06	$0.16	$0.43

Diluted earnings per common share Net income	$0.11	$0.10	$0.05	$0.16	$0.42

Average common shares outstanding	8,856	8,908	8,959	8,975	8,925
Diluted average common shares outstanding	9,161	9,315	9,297	9,330	9,276

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,042	$15,612	$14,185	$16,030	$59,869
Net income	842	1,152	745	1,438	4,177

Basic earnings per common share Net income	0.10	0.13	0.08	0.16	0.47

Diluted earnings per common share Net income	0.09	0.13	0.08	0.16	0.47

Average common shares outstanding	8,836	8,838	8,841	8,844	8,840
Diluted average common shares outstanding	8,875	8,874	8,889	8,960	8,888

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,352	$13,408	$14,005	$18,187	$59,952
Net income	966	577	33	2,020	3,596

Basic earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Diluted earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,841	8,857	8,851

(12) Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. The Company also leases office space from avioserv with the lease term expiring October 31, 2005. During the year ended December 31, 2004, the Company sold one engine to avioserv. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Effective September 13, 2002, the Company entered into a consulting agreement with Hans Jorg Hunziker, a former executive of Flightlease AG, a wholly-owned subsidiary of SAir Group. Mr. Hunziker is a former Director of the Company having resigned from the Board on July 1, 2003. The agreement was for a one-year term ending September 13, 2003, and thereafter extended until January 2004 when it was terminated. Mr. Hunziker was to provide strategic advice and investigation into additional sources of capital in Europe.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 34% of the Company’s stock as of December 31, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.0 million, for remaining periods of between two and four years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The book value of the parts consigned to Avsets.com is approximately $19,000.

(13) Restatement

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

Schedule II

Valuation Accounts

Willis Lease Finance Corporation

Valuation Accounts

(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2002
Accounts receivable, allowance for doubtful accounts	$175	$200	$—	$(76)	$299
December 31, 2003
Accounts receivable, allowance for doubtful accounts	299	112	53	(24)	440
December 31, 2004
Accounts receivable, allowance for doubtful accounts	440	—	17	(57)	400