Form 10-Q
period 2005-03-31
WILLIS LEASE FINANCE CORP
filed 2005-05-16
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 10, 2005
Common Stock, $0.00 Par Value	9,043,923

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents including restricted cash of $38,849 and $46,324 at March 31, 2005 and December 31, 2004, respectively	$41,605	$51,864
Equipment held for operating lease, less accumulated depreciation of $88,733 and $83,881 at March 31, 2005 and December 31, 2004, respectively	509,799	511,443
Operating lease related receivable, net of allowances of $415 and $400 at March 31, 2005 and December 31, 2004, respectively	1,697	1,630
Notes receivable	4,717	436
Investments	1,480	1,480
Assets under derivative instruments	2,769	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,329 and $1,259 at March 31, 2005 and December 31, 2004, respectively	7,936	7,537
Other assets	8,960	9,670
Total assets	$578,963	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,516	$7,280
Deferred income taxes	28,293	27,530
Notes payable	361,722	369,840
Maintenance reserves	57,835	56,871
Security deposits	2,154	2,088
Unearned lease revenue	5,257	5,381
Total liabilities	460,777	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,026,698 and 8,998,365 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	90	90
Paid-in capital in excess of par	62,787	62,631
Accumulated other comprehensive income/(loss), net of tax expense of $897 and $355 at March 31, 2005 and December 31, 2004, respectively	1,962	966
Retained earnings	53,347	52,781
Total shareholders’ equity	118,186	116,468
Total liabilities and shareholders’ equity	$578,963	$585,458

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE
Lease revenue	$15,035	$14,764
Gain on sale of leased equipment	732	148
Other income	101	174
Total revenue	15,868	15,086

EXPENSES
Depreciation expense	6,040	5,722
General and administrative	3,647	3,691
Total expenses	9,687	9,413

Earnings from operations	6,181	5,673

Interest expense	5,603	4,363
Interest income	(208)	(58)
Net interest and finance costs	5,395	4,305

Income before income taxes	786	1,368
Income tax expense	(220)	(399)
Net income	$566	$969

Basic earnings per common share:	$0.06	$0.11

Diluted earnings per common share:	$0.06	$0.11

Average common shares outstanding	9,006	8,856
Diluted average common shares outstanding	9,401	9,161

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2005 and 2004

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained Earnings	Total Shareholders’ Equity

Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

Net Income	—	—	—	—	969	969

Other comprehensive income

Net loss on cashflow hedging instruments, net of tax of $192	—	—	—	(467)	—	(467)

Total comprehensive income						502

Shares issued under stock compensation plans	40	1	205	—	—	206

Balances at March 31, 2004	8,887	$89	$61,915	$(1,127)	$49,893	$110,770

Balances at December 31, 2004	8,998	$90	$62,631	$966	$52,781	$116,468

Net Income	—	—	—	—	566	566

Other comprehensive income

Net gain on cashflow hedging instruments, net of tax of $542	—	—	—	996	—	996

Total comprehensive income						1,562

Shares issued under stock compensation plans	29	—	156	—	—	156

Balances at March 31, 2005	9,027	$90	$62,787	$1,962	$53,347	$118,186

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$566	$969
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	6,040	5,722
Amortization	1,454	1,212
Amortization of loan discount	—	130
Allowances and provisions	15	25
Gain on sale of leased equipment	(732)	(148)
Changes in assets and liabilities:
Receivables	(82)	(2,079)
Other assets	(530)	431
Accounts payable and accrued expenses	(1,764)	2,605
Deferred income taxes	220	396
Maintenance reserves	4,169	357
Security deposits	66	(93)
Unearned lease revenue	(124)	(1,184)
Net cash provided by operating activities	9,298	8,343
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	1,529	386
Proceeds from principal payment of notes receivable	69	—
Purchase of equipment held for operating lease	(12,692)	(3,466)
Purchase of property, equipment and furnishings	(469)	(70)
Net principal payments received on direct finance lease	—	298
Net cash (used in)/provided by investing activities	(11,563)	(2,852)
Cash flows from financing activities:
Proceeds from issuance of notes payable	16,916	5,000
Proceeds from issuance of common stock	124	206
Principal payments on notes payable	(25,034)	(16,823)
Net cash (used in)/provided by financing activities	(7,994)	(11,617)
Decrease in cash and cash equivalents and restricted cash	(10,259)	(6,126)
Cash and cash equivalents at beginning of period including restricted cash of $46,324 and $33,784 at December 31, 2004 and 2003, respectively	51,864	42,986
Cash and cash equivalents at end of period:
Unrestricted cash and cash equivalents	2,756	3,251
Restricted cash and cash equivalents	38,849	33,609
Total cash and cash equivalents at end of period	$41,605	$36,860

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,867	$3,936
Income Taxes	$18	$24

Supplemental disclosure of non-cash investing activities:
In March 2005, a note receivable of $4,350 was received in connection with the Company’s sale of an engine.
During the three months ended March 31, 2005, $3,205 of maintenance reserves were included in the gain on the sale of leased equipment.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1.     BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, and December 31, 2004, and the results of its operations for the three month periods ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004.  The results of operations and cash flows for the period ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005.

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

If the useful lives or residual values are lower than those estimated by the Company, upon sale of an asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

3.     Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The remaining lease commitment for the Sausalito office for 2005 is approximately $264,000. The lease expires on December 31, 2005, but has two one-year fair market value renewal options. The Company has given notice that it may exercise its option to extend the lease for at least one year. The remaining lease commitment for premises in San Diego is approximately $43,000 plus expenses. The lease expires on October 31, 2005. The Company has plans to renew the lease and is in negotiations with avioserv, the landlord. The lease for premises in Shanghai, China expires in June 2005, and the Company has not yet decided whether to renew its lease in China. The remaining lease commitment is approximately $13,000.

The Company has a number of guaranties in respect of its credit facilities. Refer to Note 5 for a full description of the nature and terms of these guaranties. Additionally, the Company generally indemnifies the purchaser of its equipment against any taxes arising from the sale of the equipment (except taxes incurred by the purchaser). The amount of the indemnification is not determinable and the Company has not had to make any payments under such indemnifications.

The Company has commitments to purchase, during 2005, engines and other engine-related equipment totaling $6.4 million.

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. It is not possible to determine the eventual financial impact of this incident.

4.     Investments

The Company participates in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma). The Company’s interest in the venture is 7%. Sichuan Snecma provides maintenance and repair services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of March 31, 2005, $1.5 million has been invested. This investment is recorded at cost.

5.     Notes Payable

At March 31, 2005, notes payable consists of loans totaling $361.7 million payable over periods of three months to seven years with interest rates varying between approximately 4.5% and 8.6% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At March 31, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of March 31, 2005, $28.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at March 31, 2005 is one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees.

At March 31, 2005, the Company had a $11.2 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005.  The interest rate is LIBOR plus 2.05%.  As of March 31, 2005, this facility is fully drawn.  The Company has guaranteed the obligations of WLFC-AC1 Inc.

At March 31, 2005, the Company had a $209.1 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are acceptable to the Company. The facility notes are divided into $188.2 million Class A notes and $20.9 million Class B notes. The Company has a guaranty to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guaranty at March 31, 2005 is $20.9 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At March 31, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At March 31, 2005, one-month LIBOR was 2.87% and the commercial paper rate was approximately 2.79%. At March 31, 2004, the rates were approximately 1.09% and 1.08%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2005 (dollars in thousands):

Year Ending December 31,

2005	$31,648
2006	15,897
2007	133,383
2008	14,105
2009	161,083
2010 and thereafter	5,606
$361,722

6.     Derivative Instruments

The Company holds a number of interest rate hedges to mitigate its exposure to changes in interest rates, in particular one-month LIBOR, as 97% of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These hedges have been documented and designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended).  At March 31, 2005, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 24 and 34 months and fixed rates of between 2.52% and 3.45%.  The fair value of these hedges at March 31, 2005, was positive $2.8 million and represented the estimated amount the Company would receive if it terminated the hedges.  At March 31, 2005, the Company was also party to a number of interest rate caps, documented and designated as cash flow hedges. These caps have notional amounts of $40.0 million, remaining terms of between 1 and 13 months, with rates capped at between 5.0% and 5.5%, respectively. At March 31, 2005, the fair value of the caps was approximately zero.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or Earnings for the period.  For the three months ended March 31, 2005 and 2004, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.9 million (net of tax expense of $0.5 million), and a loss of $0.5 million (net of tax benefits of $0.2 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the three months ended March 31, 2005 and 2004, was increased due to the Company’s interest rate hedges by approximately $0.1 million and $0.5 million, respectively. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the effectiveness of the interest rate hedges is reduced, or they are terminated ahead of their maturity, or the Company changes the terms of its debt such that the terms of the hedges no longer match. The Company does not plan to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months.  Based on the estimated forward rate of LIBOR at March 31, 2005, the Company anticipates that interest expense will be decreased by approximately $0.9 million for the 12 months ending March 31, 2006 due to its hedges.

7.  Stock-Based Compensation Plans

The Company accounts for its two stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized for the three months ended March 31, 2005 and 2004.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending March 31, (dollars in thousands, except per share data)
	2005	2004
Net Income as reported	$566	$969
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(133)	(188)
Proforma net income	$433	$781

Basic earnings per common share as reported	$0.06	$0.11
Basic earnings per common share pro forma	$0.05	$0.09

Diluted earnings per common share as reported	$0.06	$0.11
Diluted earnings per common share pro forma	$0.05	$0.09

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to residual values, estimated asset lives, bad debts, and income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, grouped by its activities, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements.  Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue.  The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts.  The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances.  In addition, any deterioration in the financial condition of the Company’s customers may adversely effect future lease revenues. As of March 31, 2005, all of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life and is likely to be disassembled upon lease termination, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently 40 engines having a net book value of approximately $105.5 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. The Company reviews these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

Sales Related Activities.  For equipment sold out of the Company’s lease portfolio, the Company recognizes the gain or loss associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the proceeds of sale.

Asset Valuation.   Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered by Management.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to

Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three months ended March 31, 2005, compared to the three months ended March 31, 2004:

Leasing Related Activities.  Lease related revenue for the quarter ended March 31, 2005 increased 1.8% to $15.0 million from $14.8 million for the comparable period in 2004. This increase mainly reflects an increase lease rates offset by a decrease in amount of equipment on-lease. At March 31, 2005 and 2004, respectively, approximately 89% and 88% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2005 and 2004 was $509.8 million and $502.3 million, respectively.

During the quarter ended March 31, 2005, the Company added $12.7 million of equipment and capitalized costs to its lease portfolio and sold three engines and other related equipment generating a net gain of $0.7 million.

During the quarter ended March 31, 2004, the Company added $3.5 million of equipment and capitalized costs to its lease portfolio and sold one engine generating a net gain of $0.1 million.

Depreciation Expense.  Depreciation expense increased 5.6% to $6.0 million for the quarter ended March 31, 2005 from the comparable period in 2004, mainly due to changes in estimates of useful life and residual values on certain older engine types.

General and Administrative Expenses.  General and administrative expenses decreased 1.2% to $3.6 million for the quarter ended March 31, 2005, from the comparable period in 2004, mainly due to decreased employee costs and engine-related maintenance expenses, offset by increased transportation and outside technical services costs.

Net interest and finance costs.  Overall, net interest and finance costs, which is comprised of interest expense and interest income, increased 25.3% to $5.4 million for the quarter ended March 31, 2005, from the comparable period in 2004. Interest expense increased 28.4% to $5.6 million for the quarter ended March 31, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $0.2 million for the quarter ended March 31, 2005. Interest is earned on cash and deposits held and notes receivable.

Income Taxes.  Income tax expense for the quarters ended March 31, 2005 and 2004, was $0.2 million and $0.4 million, respectively. The effective tax rates for the quarters ended March 31, 2005 and 2004 were 28% and 29%, respectively. The change in effective tax rate was due primarily to an increase in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company did not undertake any transaction in the three months ended March 31, 2005 that would be affected by this Statement.

In December 2004, FASB issued SFAS 123 (R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 7 to its Financial Statements. In April 2005, the SEC adopted a new rule allowing companies to implement Statement No. 123(R) for fiscal years beginning after June 15, 2005.1

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $16.9 million and $5.0 million, in the three-month periods ended March 31, 2005 and 2004, respectively, was derived from borrowings.  Cash flow from operating activities provided $9.3 million and $8.3 million in the three-month periods ended March 31, 2005 and 2004, respectively.  In these same time periods, $25.0 million and $16.8  million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, or repair and improvement to, equipment for lease.  Approximately $12.7 million (including capitalized costs) and $3.5 million (including capitalized costs) of funds were used for these purposes in the three-month periods ended March 31, 2005 and 2004, respectively.

Cash flows from operations are driven significantly by payments made under the Company’s lease agreements, which are comprised of lease revenue and maintenance reserves, offset by interest expense. While the Company has experienced higher lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed during the three-month period ended March 31, 2005. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89%, by book value, of the Company’s assets were on-lease at March 31, 2005, compared to approximately 88% at March 31, 2004, and the average utilization rate for the three months ended March 31, 2005, was 88% compared to 91% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2005, notes payable consist of loans totaling $361.7 million payable over periods of three months to seven years with interest rates varying between approximately 4.5 % and 8.6% (excluding the effect of the Company’s interest rate hedges). The interest rates on the variable rate debt include one-month LIBOR at March 31, 2005 of 2.87%. The significant facilities are described below.

At March 31, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2005, $28.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at March 31, 2005 was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees.

At March 31, 2005, the Company had a $209.1 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility’s revolving period ended March 9, 2005, and commenced a 4-year amortization period during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $188.2 million Class A notes and $20.9 million Class B notes. The Company provides a guaranty to the Class B Noteholders. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At March 31, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At March 31, 2005, the Company had warehouse and revolving credit facilities totaling $357.6 million compared to $364.5 million at December 31, 2004. At March 31, 2005 and December 31, 2004, respectively, $28.5 million and $31.5 million was available under these combined facilities.

At March 31, 2005, the Company had an $11.2 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility is a five-year term loan with final maturity of June 29, 2005. The interest rate is 1-month LIBOR plus 2.05%. This facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility.

At March 31, 2005, 1-month LIBOR was 2.87% and the commercial paper rate was 2.79%. At March 31, 2004, the rates were approximately 1.09% and 1.08%, respectively.

Approximately $342.6 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow 83% of an engine purchase and between 50% to 80% of an aircraft or spare parts purchase under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at March 31, 2005.

During the remainder of 2005, the Company has commitments to purchase one engine for $6.4 million.

The Company has three leases for its office space. The remaining lease rental commitment for the Sausalito office for 2005 is approximately $264,000. The lease expires on December 31, 2005 but has two one-year renewal options. The Company has given notice that it may exercise its option to extend the lease for at least one further year. The lease commitment for premises in San Diego is approximately $43,000 plus expenses. The lease expires on October 31, 2005. The Company has plans to renew the lease and is in negotiations with avioserv, the landlord. The lease for premises in Shanghai, China expires in June 2005, and the Company has notyet decided whether to renew its lease in China. The remaining lease commitment is approximately $13,000.

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

Management of Interest Rate Exposure

At March 31, 2005, $352.5 million of the Company’s borrowings were on a variable rate basis tied to one-month LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements, which have notional outstanding amounts of $100.0 million, with remaining terms of between 24 and 34 months and fixed rates of between 2.52% and 3.45%.  The Company has also purchased a number of interest rate caps with notional amounts totaling $40 million, with remaining terms of between 1 and 13 months, and rates capped at between 5.0% and 5.5%.

Interest expense for the three-month period ended March 31, 2005, was increased due to the Company’s interest rate hedges by approximately $0.1 million and $0.5 million in the comparable period in 2004. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company plans to hedge additional amounts of its floating rate debt during the remainder of 2005.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. No purchase or sale transactions occurred in the three months ended March 31, 2005 and 2004, respectively. The Company also leases office space from avioserv with the lease term expiring October 31, 2005. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

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

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 34% of the Company’s stock as of March 31, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $15.6 million, for remaining periods of between two and four years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company. The five leases are still performing and, as of March 31, 2005, the lessee is current on all obligations and no provision has been made for any loss.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The remaining book value of the parts consigned to Avsets.com is approximately $3,000, as of March 31, 2005

In March 2005, the Company entered into a short-term engine Lease Agreement with Sichuan Snecma Aero-Engine Maintenance Co. Ltd. at market rates. The Company holds a 7% interest in this joint venture.

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

The Company retains title to the equipment that it leases to third parties.  Upon termination of a lease, the Company seeks to re-lease or sell the equipment.  The Company also engages in the selective purchase and resale of aircraft engines.  On occasion, the Company purchases engines without having a firm commitment for their lease or sale.  Numerous factors, many of which are beyond the Company’s control, may have an impact on the Company’s ability to re-lease or sell equipment on a timely basis, including the following: (i) general market conditions, (ii) the condition of the equipment upon termination of the lease, (iii) the maintenance services performed during the lease term and, as applicable, the number of hours remaining until the next major maintenance is required, (iv) regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), (v) changes in the supply of, or demand for, or cost of aircraft engines, and (vi) technological developments.  There is no assurance that the Company will be able to re-lease or sell equipment on a timely basis or on favorable terms.  The failure to re-lease or sell aircraft equipment on a timely basis or on favorable terms could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company experiences fluctuations in its operating results.  Such fluctuations may be due to a number of factors, including: (i) general economic conditions, (ii) the timing of sales of engines, (iii) financial difficulties experienced by airlines, (iv) interest rates, (v) downturns in the air transportation industry, including the effect of changes in fuel prices, (vi) unanticipated early lease termination or a default by a lessee, (vii) the timing of engine acquisitions, (viii) engine marketing activities, (ix) fluctuations in market prices for the Company’s assets, (x) downward pressure on lease rates, and (xi) terrorism and geo-political risks.  The Company anticipates that fluctuations from period to period will continue in the future.  As a result, the Company believes that comparisons to results of operations for preceding periods are not necessarily meaningful and that results of prior periods should not be relied upon as an indication of future performance.

A lessee may default in performance of its lease obligations and the Company may be unable to enforce its remedies under a lease.  The Company’s inability to collect receivables due under a lease or to repossess aircraft equipment in the event of a default by a lessee could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Various airlines have experienced financial difficulties in the recent past, certain airlines have filed for bankruptcy, and a number of such airlines have ceased operations.  In the United States when a debtor seeks protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), creditors are automatically stayed from enforcing their rights.  In the case of United States certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment.  The scope of Section 1110 has been the subject of significant litigation and there is no assurance that the provisions of Section 1110 will protect the Company’s investment in an aircraft, aircraft engines or parts in the event of a lessee’s bankruptcy.  In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.  Leases of spare parts may involve additional risks.  For example, it is likely to be more difficult to recover parts in the event of a lessee default and the residual value of parts may be less ascertainable than an engine.

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

For the three months ended March 31, 2005, 82% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment.  The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets.  In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines.  Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

As a public company, Willis Lease is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such compliance results in significant additional costs to the Company both directly, through increased audit and consulting fees, and indirectly, through the time required by management to address the regulations. However, the SEC has recently delayed the implementation date of Section 404 for non-accelerated filers such as the Company until 2006. Such costs will likely have an adverse effect on the Company’s business, financial condition and/or results of operations.

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership costs will be approximately $1.1 million with additional operating costs depending on usage. The Company has also negotiated a management contract which should generate net charter revenues of approximately $0.6 million per annum depending on usage that will reduce overall cost.  However there can be no assurance that these revenues will be realized.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $352.5 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), in interest expense of $2.5 millionand t $and 4.9 million per annum, respectively.

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

The Company is also exposed to currency devaluation risk.  During the three-month period ended March 31, 2005, 82% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

There have been no significant changes in the Company’s internal controls or in other factors that could affect the controls during the three-month period ended March 31, 2005.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998. Incorporated by reference to Exhibits 4.01 and 4.02 of the Company’s report on Form 8-K filed on June 23, 1998.

3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of the Company’s report in Form 10-K for the year ended December 31, 2004.

3.3	Amendment to Bylaws of Willis Lease Finance Corporation dated November 13, 2001. Incorporated by reference to Exhibit 3.3 of the Company’s report in Form 10-K for the year ended December 31, 2004.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

10.9

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.10*

Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of September 12, 2002. Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002.

10.11*

Series 2002-1 Supplement dated September 12, 2002 to Indenture between Willis Engine Funding LLC and The Bank of New York, Indenture Trustee. Incorporated by reference to Exhibit 10.26 to the Company’s report on Form10-Q for the quarter ended September 30, 2002.

10.12

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

10.15

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

10.21*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002. Incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.22*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002. Incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.23

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002. Incorporated by reference to Exhibit 10.29 to the Company’s report on Form10-K for the year ended December 31, 2002.

10.24*

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

10.31*

First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003. Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.32*

First Amendment to Series Supplement between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003. Incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.33

Amendment No. 1 to Note Purchase Agreements between Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003. Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.34	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 31, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

10.35	Employment letter between the Company and Thomas C. Nord dated June 11, 2003. Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2003.

10.36*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.39 of the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.37	The Company’s Employee Stock Purchase Plan As Amended and Restated Effective August 1, 2004. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on August 11, 2004.

10.38

First Amendment to Amended and Restated Credit Agreement dated as of September 23, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance – CDC IXIS. Incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the quarter ended September 30, 2004.

10.39

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility. Incorporated by reference to Exhibit 10.42 of the Company’ Form 10-Q for the quarter ended September 30, 2004.

10.40

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 1042 of the Company’s report in Form 10-K for the year ended December 31, 2004.

10.41

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 1043 of the Company’s report in Form 10-K for the year ended December 31, 2004.

10.42

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 1044 of the Company’s report in Form 10-K for the year ended December 31, 2004.

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

(b)   Reports on Form 8-K

On March 25, 2005, the Company filed a form 8-K disclosing under Item 7, “Financial Statements, Pro-forma Financial Information and Exhibits” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and twelve months ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2005

Willis Lease Finance Corporation

	By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer