Form 10-K/A
period 2004-12-31
WILLIS LEASE FINANCE CORP
filed 2005-08-03
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 275-5100

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock	Nasdaq
Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $37.6 million (based on a closing sale price of $8.26 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2005 was 9,013,140.

The Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K/A.

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), which was originally filed on March 31, 2005, to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings.  As a result of the review, the Company is restating the accompanying 2002 consolidated statement of income to report the net gain on debt prepayment as a reduction of expense instead of revenue.  In its prior filings with the SEC, the Company has disclosed in narrative form the specific amounts now separately classified as restricted cash on the balance sheet.  Please refer to Note 1(l) to the accompanying consolidated financial statements for additional information.  The 2004, 2003 and 2002 consolidated statements of cash flows were restated to reflect the impact of the reclassifications.  This Amendment No. 1 does not result in a change in the Company’s previously reported net income, earnings per share, total assets, total liabilities or total shareholders’ equity as shown in the 2004 Form 10-K.  This Form 10-K/A also includes the restatement of selected financial data included in Item 6.

Also as a result of the Staff’s review, disclosure was expanded in several areas of the Form 10-K.  The Company’s independent accounting firm has also reissued their “Report of Independent Registered Public Accounting Firm” in connection with the restatements, which is included with the financial statements.  For the convenience of the reader, this Form 10-K/A sets forth the complete text of the originally filed 2004 Form 10-K rather than just the amended portions thereof.

This Form 10-K/A should be read in conjunction with the Company’s 10-Q/A for the quarter ended March 31, 2005, which is also filing today.. The following items have been amended as a result of the restatements and reclassifications described above:

•      Part I – Item 1 – Business

•      Part II – Item 5 – Market for the Registrant’s Common Equity and Related Stockholder Matters

•      Part II – Item 6 – Selected Financial Data

•      Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part II – Item 8 – Financial Statements and Supplementary Data

•      Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm

•      Exhibit 31.1 – Certification – Chief Executive Officer

•      Exhibit 31.2 – Certification – Chief Financial Officer

•      Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WILLIS LEASE FINANCE CORPORATION

2004 FORM 10-K/A ANNUAL REPORT

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
$109,065

As of December 31, 2004, the Company had 43 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 26 countries.  The Company does not believe it is dependent on a single customer or a few customers the loss of which would have a material adverse effect on the Company’s revenues.

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

RECENT DEVELOPMENTS

The Company, through its investment bankers, is in the process of marketing notes in an asset-backed securitization (ABS).  This transaction has been structured for the issuance of $200 million of senior and approximately $28 million of subordinated notes backed by a pool of engines.  The proceeds of the issuance of these notes would refinance the current warehouse facility.  As of the date of this filing, it is unknown whether these notes will be issued on the terms presently contemplated, or at all.

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

During the years ended December 31, 2004 and 2003 the Company did not pay cash dividends to Company stockholders.   The Company has not made any dividend payments since its inception as all available cash has been utilized for the business.  The Company has no intention of paying dividends on its common stock in the foreseeable future.  In addition, certain of the Company’s debt facilities contain negative covenants which prohibit the Company from paying any dividends or making distributions of any kind with respect to its capital stock.

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

ITEM 6.                  SELECTED FINANCIAL DATA

EXPLANATORY NOTE

In response to comments received from the Staff of the SEC in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying 2002 consolidated statements of income to reclassify the net gain on debt prepayment as part of net finance costs, included in expenses.   In our original filing with SEC, we disclosed the net gain on debt prepayment as revenue.

The following table summarizes selected consolidated financial data and operating information of the Company. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Years Ended December, 31
	2004	2003	2002 (as restated)	2001	2000
	(dollars in thousands, except per share data)

Revenue:
Lease revenue	$58,177	$56,977	$55,397	$60,515	$49,012
Gain on sale of leased equipment	3,085	2,372	482	5,636	8,129
Other income	677	520	—	—	489
Total revenue	$61,939	$59,869	$55,879	$66,151	$57,630

Income from continuing operations	$3,857	$4,177	$3,596	$7,643	$5,474

Net income	$3,857	$4,177	$3,596	$6,944	$7,189

Basic earnings from continuing operations per common share	$0.43	$0.47	$0.41	$0.87	$0.73
Diluted earnings from continuing operations per common share	$0.42	$0.47	$0.41	$0.86	$0.72

Balance Sheet Data:
Total assets	$585,458	$560,022	$542,995	$531,453	$454,930
Debt (includes capital lease obligation)	$369,840	$362,395	$364,680	$359,547	$301,346
Shareholders’ equity	$116,468	$110,062	$104,905	$100,956	$95,065

Lease Portfolio:
Engines at end of the period – continuing operations	115	119	120	110	100
Engines at end of the period – discontinued operations	—	—	—	4	10
Spare parts packages at the end of the period	3	4	4	4	4
Aircraft at the end of the period	5	7	6	6	6

As noted above, certain items have been restated.  Refer to Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net Finance Costs.  Net finance costs, which are comprised of interest expense and interest income, increased 5% to $18.0 million for the year ended December 31, 2004 from the comparable period in 2003. Interest expense increased 6% to $18.4 million for the year ended December 31, 2004, from the comparable period in 2003, mainly due to an increase in interest rates. Interest income for the year ended December 31, 2004, increased to $0.4 million from $0.2 million for the year ended December 31, 2003, due mainly to increases in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar LIBOR which increased from 1.12% at the beginning of 2004 to 2.40% by year end.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Revenue is summarized as follows:

	Year ended December 31,
	2003		2002 (as restated)
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$56,977	95.2%	$55,397	99.1%
Gain on sale of leased equipment	2,372	4.0	482	0.9
Other income	520	0.8	—	—
Total	$59,869	100.0%	$55,879	100.0%

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

Net Finance Costs.  Net finance costs, which is comprised of interest expense, interest income, and net gain on debt prepayment increased 17.5% to $17.2 million for the year ended December 31, 2003, from the comparable period in 2002. Interest expense decreased 9% to $17.4 million for the year ended December 31, 2003, from the comparable period in 2002, due to a decrease in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar LIBOR which decreased from 1.38% at the beginning of 2003 to 1.12% by year end. Interest income for the year ended December 31, 2003 decreased to $0.2 million from $0.4 million for the year ended December 31, 2002 due mainly to reduction in interest rates.  For the year ended December 31, 2002, the net gain on debt prepayment relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.

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

LIQUIDITY AND CAPITAL RESOURCES

EXPLANATORY NOTE

In response to comments received from the Staff of the SEC in connection with the Staff’s normal periodic review of our filings, we are restating our accompanying 2004 and 2003 consolidated balance sheets to change the classification of cash and cash equivalents that are pledged as collateral under the debt warehouse facility and a term loan facility to classify such assets separately as restricted cash.  In our filing with SEC, we previously disclosed in narrative form the specific amounts pledged under our debt warehouse facility and a term loan facility and are now separately classifying the aggregate amounts pledged as restricted cash in our consolidated balance sheets.  Please refer to Note 1 (l) to the accompanying consolidated financial statements for additional information.

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio. Cash of approximately $58.6 million, $68.4 million and $66.4 million, in the years ended December 31, 2004, 2003 and 2002, respectively, was derived from this activity. In these same time periods $51.4 million, $84.0 million and $61.2 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $30.1 million, $32.6 million and $27.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$369,840	$37,839	$147,286	$179,553	$5,162
Interest Payments under Long –Term Debt Obligations	62,892	18,452	30,672	13,329	439
Operating Lease Obligations	441	441	—	—	—
Purchase Obligations	18,174	18,174	—	—	—
Total	$451,347	$74,906	$177,958	$192,882	$5,601

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

The Company has estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2004 to the remaining debt, adjusted for the estimated debt repayments identified in the table above.  Actual interest payments made will vary due to changes in the rates for one-month LIBOR and commercial paper as applicable.  The interest estimate excludes the effect of any hedges in place at the balance sheet date.

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

The Company believes its equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s level of operations through 2005. A decline in the level of internally generated funds such as could result if off-lease rates increase or a decrease in availability under the Company’s existing debt facilities would impair the Company’s ability to sustain its level of operations. The Company is discussing additions to its capital base with its commercial and investment banks, including without limitation, the issuance of notes that the Company is marketing for issuance described under the caption “Recent Developments” contained in Item 1 of Part I of this Form 10-K/A on page 7.  If the Company is not able to access additional capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

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

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. The Company also leases office space from avioserv with the lease term expiring October 31, 2005. During the year ended December 31, 2004, the Company sold one engine to avioserv at a net gain of $260,000. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

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

(a) Evaluation of disclosure controls and procedures .  As of March 31, 2005, at the time of the original filing of the Company’s annual report for the year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002.  As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  In accordance with APB opinion 20, paragraphs 36 and 37, the Company has reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002 presented in this amended Annual Report on Form 10-K/A.  Please refer to Note 1(l) and 2 to the accompanying consolidated financial statements for additional information.

The Company has concluded that the circumstances that led to the filing of this amendment resulted primarily from an interpretation of SFAS No. 145, issued in April 2002, that changed the treatment of gain or loss on debt extinguishment, so that it was to be classified as an extraordinary item only if it was unusual or infrequently occurring.  Relying on the guidance in APB 20 that any difference between the reacquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as loss or gain and identified as a separate item, the Company and its Audit Committee discussed the disclosure of the net gain on debt prepayment in 2002 and concluded that the net gain should be classified as revenue, and KPMG concurred with this inclusion.  In its recent discussions with the SEC, the Company has concluded that the more appropriate treatment is to offset the net gain on debt prepayment against interest expense and this change has been reflected in this restatement.

The Company also concluded that the inclusion of restricted cash in the line item on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness.  Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

As a result of the restatement of its consolidated balance sheets, statements of income and statements of cash flows, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in its internal control over financial reporting as of December 31, 2004 related to the presentation on its statement of income for the year ended December 31, 2002 for the net gain on debt prepayment and on its balance sheets and statements of cash flows for years ended December 31, 2004, 2003 and 2002 for cash that is restricted in connection with the Company’s borrowings.  The Company’s Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures as of the end of the period were not effective.  To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

(b) Changes in internal controls . During the quarter ended December 31, 2004, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended September 30, 2004.

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

10.44	Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation.

10.45	The Company’s Deferred Compensation Plan Effective as of July 1, 2001

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company

23.1	Consent and Report of KPMG LLP, Independent Auditors on Schedule II.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	July 27, 2005

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: July 27, 2005	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: July 27, 2005	Chief Financial Officer	/s/ MONICA J. BURKE
	and Chief Accounting Officer	Monica J. Burke

Date: July 27, 2005	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: July 27, 2005	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: July 27, 2005	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: July 27, 2005	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003 (As restated)

Consolidated Statements of Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 (As restated)

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 (As restated)

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

As described in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements to reclassify net gain on debt prepayment in the consolidated statements of income for the year ended December 31, 2002, and to reclassify restricted cash in the consolidated balance sheets as of December 31, 2004, and December 31, 2003, and the consolidated statements of cash flows for each of the years in the three year period ended December 31, 2004.

/s/ KPMG LLP
San Francisco, California
March 18, 2005, except for Note 2 as to which the date is August 2, 2005

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2004	December 31, 2003
	(as restated)	(as restated)
ASSETS
Cash and cash equivalents	$5,540	$9,202
Restricted cash	46,324	33,784
Equipment held for operating lease, less accumulated depreciation of $83,881 and $67,873 at December 31, 2004 and 2003, respectively	511,443	499,454
Net investment in direct finance lease	—	5,551
Operating lease related receivable, net of allowances of $400 and $440 at December 31, 2004 and 2003, respectively	1,630	2,095
Notes receivable	436	—
Investment	1,480	1,480
Assets under derivative instruments	1,398	7
Property, equipment & furnishings, less accumulated depreciation of $1,259 and $1,193 at December 31, 2004 and 2003, respectively	7,537	877
Other assets	9,670	7,572
Total assets	$585,458	$560,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,280	$5,753
Liabilities under derivative instruments	—	696
Deferred income taxes	27,530	25,283
Notes payable	369,840	362,395
Maintenance reserves	56,871	46,408
Security deposits	2,088	2,314
Unearned lease revenue	5,381	7,111
Total liabilities	468,990	449,960

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,998,365 and 8,846,805 shares issued and outstanding at December 31, 2004 and 2003, respectively)	90	88
Paid-in capital in excess of par	62,631	61,710
Accumulated other comprehensive gain/(loss), net of tax expense of $355 and tax benefit of $584 at December 31, 2004 and 2003, respectively	966	(660)
Retained earnings	52,781	48,924
Total shareholders’ equity	116,468	110,062
Total liabilities and shareholders’ equity	$585,458	$560,022

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
			(as restated)
REVENUE
Lease revenue	$58,177	$56,977	$55,397
Gain on sale of leased equipment	3,085	2,372	482
Other income	677	520	—
Total revenue	61,939	59,869	55,879

EXPENSES
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
Net finance costs:
Interest expense	18,449	17,409	19,110
Interest income	(434)	(244)	(432)
Net gain on debt prepayment	—	—	(4,073)
General and administrative	14,791	13,852	14,439
Total expenses	56,581	53,975	51,545

Income before income taxes	5,358	5,894	4,334
Income tax expense	(1,501)	(1,717)	(738)
Net income	$3,857	$4,177	$3,596

Basic earnings per common share:	$0.43	$0.47	$0.41

Diluted earnings per common share:	$0.42	$0.47	$0.41

Average common shares outstanding	8,925	8,840	8,831
Diluted average common shares outstanding	9,276	8,888	8,851

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained earnings	Total shareholders’ equity
Balances at December 31, 2001	8,826	$88	$61,532	$(1,815)	$41,151	$100,956

Net Income	—	—	—	—	3,596	3,596

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $131	—	—	—	239	—	239
Total comprehensive income						3,835

Shares issued under stock compensation plans	8	—	40	—	—	40

Tax benefit on disqualified dispositions of shares	—	—	74	—	—	74

Balances at December 31, 2002	8,834	88	61,646	(1,576)	44,747	104,905

Net Income	—	—	—	—	4,177	4,177

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $376	—	—	—	916	—	916
Total comprehensive income						5,093

Shares issued under stock compensation plans	13	—	61	—	—	61

Tax benefit on disqualified dispositions of shares	—	—	3	—	—	3

Balances at December 31, 2003	8,847	88	61,710	(660)	48,924	110,062

Net Income	—	—	—	—	3,857	3,857

Other comprehensive income
Net gain on cashflow hedging instruments, net of tax of $939	—	—	—	1,626	—	1,626
Total comprehensive income						5,483

Shares issued under stock compensation plans	151	2	755	—	—	757

Tax benefit on disqualified dispositions of shares	—	—	166	—	—	166
Balances at December 31, 2004	8,998	$90	$62,631	$966	$52,781	$116,468

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$3,857	$4,177	$3,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
Amortization of loan discount	256	—	—
Allowances and provisions	(40)	141	200
Loss on derivative instruments	—	—	99
Gain on sale of leased equipment	(3,085)	(2,372)	(482)
Write-off of deferred costs	135	312	781
Changes in assets and liabilities:
Receivables	505	1,144	(1,030)
Other assets	1,735	(205)	366
Accounts payable and accrued expenses	1,527	1,314	(686)
Deferred income taxes	1,474	1,707	729
Restricted cash	(12,540)	(9,298)	(4,135)
Maintenance reserves	14,368	12,197	5,297
Security deposits	(226)	(26)	(8)
Unearned lease revenue	(1,620)	546	234
Net cash provided by operating activities	30,121	32,595	27,462
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	19,007	20,386	16,400
Proceeds from principal payment of notes receivable	1,778	—	—
Proceeds from sale of property, plant & equipment	33	—	—
Purchase of equipment held for operating lease	(59,371)	(31,881)	(47,652)
Purchase of property, equipment and furnishings	(7,445)	(78)	(267)
Net principal payments received on direct finance lease	5,551	1,281	467
Net cash (used in)/provided by investing activities	(40,447)	(10,292)	(31,052)
Cash flows from financing activities:
Proceeds from issuance of notes payable	58,633	68,376	66,378
Debt issuance cost	(1,282)	(363)	(2,457)
Purchase of derivative instruments	—	—	(789)
Proceeds from issuance of common stock	757	61	40
Principal payments on notes payable	(51,444)	(83,978)	(61,245)
Net cash (used in)/provided by financing activities	6,664	(15,904)	1,927
Increase (decrease) in cash and cash equivalents	(3,662)	6,399	(1,663)
Cash and cash equivalents at beginning of period	9,202	2,803	4,466
Cash and cash equivalents at end of period	$5,540	$9,202	$2,803

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$15,762	$14,933	$11,449
Income Taxes	$25	$29	$15
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

The Company generally depreciates engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value.  The Company believes that this methodology accurately reflects the Company’s typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

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

(l)           Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with the Company’s borrowings. Under the warehouse facility cash is collected in a restricted account, which is used to service the debt and any amounts remaining after debt service and defined expenses are distributed to the Company. Additionally, under this facility maintenance reserve payments and lease security deposits are accumulated in a restricted account and are not available for general use. Further, the Company must maintain a cash reserve equal to 2% of the outstanding warehouse debt at all times. The WLFC-AC1 credit facility has similar maintenance reserve and security deposit accounts restricted from general use. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance or repair provisions and will usually be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves may then be available to the Company (see note 1(j) above). Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee.  To the extent return conditions are not met, these deposits may be retained by the Company.

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

(q)          Investment

The Company’s investment is in a non-marketable security where management does not have significant influence and is recorded at cost. Management evaluates the investment for impairment quarterly. No adjustment to the carrying value was required during the periods presented.

(r)           Stock Options

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

(s)           Initial Direct Costs associated with Leases

The Company accounts for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease.  The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $737,000, $440,000 and $409,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)           Restatements

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings.  As a result, the Company is restating the accompanying consolidated statement of income for the year ended December 31, 2002 to reclassify a portion of the Company’s revenue for a net gain on debt prepayment to classify such gain as a separate item as part of expenses.

In response to comments from the Staff the Company is also restating the consolidated balance sheets for December 31, 2004 and 2003, to separately classify cash that is restricted in connection with the Company’s borrowings.  The restricted cash was previously disclosed in narrative form and included within the description for cash and cash equivalents.  The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect the impact of this change.

The changes to the Company’s presentation described above do not change the Company’s total assets, total liabilities, total shareholders’ equity or net income.  All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this Annual Report on Form 10-K/A (in thousands) are shown as follows:

	For the Year Ended December 31, 2002
Consolidated Income Statement Information	As Previously Filed	As Restated
REVENUE
Net gain on debt repayment	4,073	—
Total revenues	59,952	55,879
EXPENSES
Interest expense	—	19,110
Interest income	—	(432)
Net gain on debt repayment	—	(4,073)
Total expenses	36,940	51,545
Interest expense	19,110	—
Interest income	(432)	—
Net interest and finance costs	18,678	—
Income before income taxes	$4,334	$4,334

For the years ended December 31, 2004, 2003 and 2002 the Company is reclassifying interest expense and interest income in the in the consolidated statements of income to expense.  Due to the reclassification, earnings from operations is no longer presented within the statements of income.

	December 31, 2004		December 31, 2003
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Cash and cash equivalents	$51,864	$5,540	$42,986	$9,202
Restricted cash	—	46,324	—	33,784

	For the Years Ended December 31,
	2004		2003		2002
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated	As Previously Filed	As Restated
Changes in assets and liabilities:
Restricted cash	—	(12,540)	—	(9,298)	—	(4,135)
Net cash provided by operating activities	42,661	30,121	41,893	32,595	31,597	27,462
Increase (decrease) in cash and cash equivalents	8,878	(3,662)	15,697	6,399	2,472	(1,663)
Cash and cash equivalents at beginning of period	42,986	9,202	27,289	2,803	24,817	4,466
Cash and cash equivalents at end of period	51,864	5,540	42,986	9,202	27,289	2,803

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

The Company leases its aircraft equipment to lessees domiciled in 9 geographic regions. The tables below set forth geographic information about the Company’s leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease revenue	2004	2003	2002
	(in thousands)
Region
United States	$8,094	$6,373	$9,067
Canada	238	1,042	1,041
Mexico	4,225	4,349	2,717
Australia/New Zealand	670	853	305
Europe	25,943	25,310	24,906
South America	8,452	7,576	6,322
Asia	4,889	5,540	6,312
Africa	1,064	1,373	418
Middle East	4,602	4,561	4,309
Totals	$58,177	$56,977	$55,397

	Years ended December 31,
Lease revenue less applicable depreciation, and interest:	2004	2003	2002
	(in thousands)
Region:
United States	$2,284	$1,148	$3,071
Canada	216	914	488
Mexico	980	1,143	1,177
Australia/New Zealand	194	426	141
Europe	12,241	13,421	12,461
South America	3,852	4,111	3,257
Asia	2,313	2,736	2,978
Africa	571	775	135
Middle East	2,299	2,460	1,860
Off-lease and other	(4,552)	(4,682)	(8,097)

Totals	$20,398	$22,452	$17,471

	As of December 31,
Net book value of equipment held for operating lease:	2004	2003	2002 (as restated)
	(in thousands)
Region
United States	$70,611	$48,575	$47,484
Canada	—	—	13,415
Mexico	38,387	37,025	26,776
Australia/New Zealand	—	10,470	18,103
Europe	170,088	195,887	179,230
South America	67,927	59,064	44,265
Asia	41,073	38,213	42,450
Africa	5,860	5,884	15,462
Middle East	38,024	38,475	34,173
Off-lease and other	79,473	65,861	74,040

Totals	$511,443	$499,454	$495,398

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

(4)           Notes Receivable

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

(6)           Derivative Instruments

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

(7)           Income Taxes

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

(9)           Commitments, Contingencies, Guarantees and Indemnities

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

(10)         Investments

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

(12)         Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data).

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$15,086	$15,057	$14,684	$17,112	$61,939
Net income	969	915	508	1,465	3,857

Basic earnings per common share Net income	$0.11	$0.10	$0.06	$0.16	$0.43

Diluted earnings per common share Net income	$0.11	$0.10	$0.05	$0.16	$0.42

Average common shares outstanding	8,856	8,908	8,959	8,975	8,925
Diluted average common shares outstanding	9,161	9,315	9,297	9,330	9,276

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total Revenue	$14,042	$15,612	$14,185	$16,030	$59,869
Net income	842	1,152	745	1,438	4,177

Basic earnings per common share Net income	0.10	0.13	0.08	0.16	0.47

Diluted earnings per common share Net income	0.09	0.13	0.08	0.16	0.47

Average common shares outstanding	8,836	8,838	8,841	8,844	8,840
Diluted average common shares outstanding	8,875	8,874	8,889	8,960	8,888

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
				(as restated)	(as restated)
Total Revenue	$14,352	$13,408	$14,005	$14,114	$55,879
Net income	966	577	33	2,020	3,596

Basic earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Diluted earnings per common share Net income	0.11	0.07	0.00	0.23	0.41

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,841	8,857	8,851

(13)         Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. The Company also leases office space from avioserv with the lease term expiring October 31, 2005. During the year ended December 31, 2004, the Company sold one engine to avioserv at a net gain of $260,000. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

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

(14)         Restatement for the Year Ended December 31, 2000

The Company restated its Consolidated Financial Statements for the year ended December 31, 2000 as a result of an accounting error, discovered during the second quarter of 2003, in calculating the cost of goods sold of an inventory item disposed of in 2000. As a result of the error, income from discontinued operations, net income and retained earnings for the year ended December 31, 2000, have been reduced by $625,000 (net of tax benefit of $375,000). Equipment held for operating lease and deferred income taxes were reduced by $1.0 million and $375,000, respectively. The restatement also affects retained earnings, equipment held for operating lease and deferred income taxes by the same amounts at December 31, 2001 and 2002. There is no effect on operating, finance or investing cash flows for any period.

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