Form 10-Q/A
period 2005-03-31
WILLIS LEASE FINANCE CORP
filed 2005-08-03
CIK 1018164

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

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2005 (the “2005 First Quarter 10-Q”), which was originally filed on May 16, 2005, to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of the Company’s filings.  As a result of the review, the Company is restating its consolidated balance sheets for the period ended March 31, 2005 and December 31, 2004 and its consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and the related disclosures, to separately classify certain cash that is restricted in connection with the Company’s borrowings.  The restricted cash was previously disclosed in narrative form and included within the description for cash and cash equivalents.  The consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the impact of this change.  Please refer to Note 2 to the accompanying consolidated financial statements for additional information.  This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, net income, earnings per share, total assets, total liabilities or total shareholders’ equity as shown in all previous filings.

Also as a result of the Staff’s review, disclosure was expanded in several areas of the 2005 First Quarter Form 10-Q.  For the convenience of the reader, this Form 10-Q/A sets forth the complete text of the originally filed 2005 First Quarter 10-Q rather than just the amended portions thereof.

This Form 10-Q/A should be read in conjunction with the Company’s Form 10-K/A for the year ended December 31, 2004 which is also filing today.  The following items have been amended as a result of the restatements and reclassifications described above:

•                  Part I – Item 1 – Financial Information

•                  Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•     Part I – Item 4 – Controls and Procedures

•                  Part II – Item 6 – Exhibits

•                  Part II – Item 6 – Exhibits

•                  Exhibit 31.1 – Certification – Chief Executive Officer

•                  Exhibit 31.1 – Certification – Chief Executive Officer

•                  Exhibit 31.2 – Certification – Chief Financial Officer

•                  Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2005	December 31, 2004
	(As restated)	(As restated)
ASSETS
Cash and cash equivalents	$2,756	$5,540
Restricted cash	38,849	46,324
Equipment held for operating lease, less accumulated depreciation of $88,733 and $83,881 at March 31, 2005 and December 31, 2004, respectively	509,799	511,443
Operating lease related receivable, net of allowances of $415 and $400 at March 31, 2005 and December 31, 2004, respectively	1,697	1,630
Notes receivable	4,717	436
Investments	1,480	1,480
Assets under derivative instruments	2,769	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,329 and $1,259 at March 31, 2005 and December 31, 2004, respectively	7,936	7,537
Other assets	8,960	9,670
Total assets	$578,963	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,516	$7,280
Deferred income taxes	28,293	27,530
Notes payable	361,722	369,840
Maintenance reserves	57,835	56,871
Security deposits	2,154	2,088
Unearned lease revenue	5,257	5,381
Total liabilities	460,777	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,026,698 and 8,998,365 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	90	90
Paid-in capital in excess of par	62,787	62,631
Accumulated other comprehensive income/(loss), net of tax expense of $897 and $355 at March 31, 2005 and December 31, 2004, respectively	1,962	966
Retained earnings	53,347	52,781
Total shareholders’ equity	118,186	116,468
Total liabilities and shareholders’ equity	$578,963	$585,458

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE
Lease revenue	$15,035	$14,764
Gain on sale of leased equipment	732	148
Other income	101	174
Total revenue	15,868	15,086

EXPENSES
Depreciation expense	6,040	5,722
Net finance costs
Interest expense	5,603	4,363
Interest income	(208)	(58)
General and administrative	3,647	3,691
Total expenses	15,082	13,718

Income before income taxes	786	1,368
Income tax expense	(220)	(399)
Net income	$566	$969

Basic earnings per common share:	$0.06	$0.11

Diluted earnings per common share:	$0.06	$0.11

Average common shares outstanding	9,006	8,856
Diluted average common shares outstanding	9,401	9,161

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

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months ended March 31,
	2005	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$566	$969
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	6,040	5,722
Amortization	1,454	1,212
Amortization of loan discount	—	130
Allowances and provisions	15	25
Gain on sale of leased equipment	(732)	(148)
Changes in assets and liabilities:
Receivables	(82)	(2,079)
Other assets	(530)	431
Accounts payable and accrued expenses	(1,764)	2,605
Deferred income taxes	220	396
Restricted cash	7,475	175
Maintenance reserves	4,169	357
Security deposits	66	(93)
Unearned lease revenue	(124)	(1,184)
Net cash provided by operating activities	16,773	8,518
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	1,529	386
Proceeds from principal payment of notes receivable	69	—
Purchase of equipment held for operating lease	(12,692)	(3,466)
Purchase of property, equipment and furnishings	(469)	(70)
Net principal payments received on direct finance lease	—	298
Net cash (used in)/provided by investing activities	(11,563)	(2,852)
Cash flows from financing activities:
Proceeds from issuance of notes payable	16,916	5,000
Proceeds from issuance of common stock	124	206
Principal payments on notes payable	(25,034)	(16,823)
Net cash (used in)/provided by financing activities	(7,994)	(11,617)
Decrease in cash and cash equivalents	(2,784)	(5,951)
Cash and cash equivalents at beginning of period	5,540	9,202

Cash and cash equivalents at end of period	$2,756	$3,251

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,867	$3,936
Income Taxes	$18	$24

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

Notes to Consolidated Financial Statements

1.              Basis of PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

2.              Restatement

The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission in a normal periodic review of the Company’s filings.  As a result, the Company is restating the consolidated balance sheets for March 31, 2005 and December 31, 2004, to separately classify cash that is restricted in connection with the Company’s borrowings.  The restricted cash was previously disclosed in narrative form and included within the description for cash and cash equivalents.  The consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the impact of this change.

The changes to the Company’s presentation described above do not change the Company’s total assets, total liabilities, shareholders’ equity, revenue or net income.  All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this 2005 First Quarter 10-Q/A (in thousands) are shown as follows:

	March 31, 2005		December 31, 2004
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Cash and cash equivalents	$41,605	$2,756	$51,864	$5,540
Restricted cash	—	38,849	—	46,324

	For the Three Months Ended March 31,
	2005		2004
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated

Changes in assets and liabilities:
Restricted cash	—	7,475	—	175
Net cash provided by operating activities	9,298	16,773	8,343	8,518
Decrease in cash and cash equivalents	(10,259)	(2,784)	(6,126)	(5,951)
Cash and cash equivalents at beginning of period	51,864	5,540	42,986	9,202
Cash and cash equivalents at end of period:
Unrestricted cash and cash equivalents	2,756	—	3,251	—
Restricted cash and cash equivalents	38,849	—	33,609	—
Cash and cash equivalents at end of period	$41,605	$2,756	$36,860	$3,251

3.              Management Estimates

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

4.              Commitments, Contingencies, Guarantees and Indemnities

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

5.              Investments

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

6.              Notes Payable

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

7.              Derivative Instruments

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

8.  Stock-Based Compensation Plans

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

For further information on these and other accounting policies adopted by the Company, refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Net finance costs.  Interest expense increased 28.4% to $5.6 million for the quarter ended March 31, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased 258.6% to $0.2 million for the quarter ended March 31, 2005. Interest is earned on cash and deposits held and notes receivable.

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

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock.  Cash of approximately $16.9 million and $5.0 million, in the three-month periods ended March 31, 2005 and 2004, respectively, was derived from borrowings.  Cash flow from operating activities provided $16.8 million and $8.5 million in the three-month periods ended March 31, 2005 and 2004, respectively.  In these same time periods, $25.0 million and $16.8  million, respectively, of cash was used to repay debt.

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

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company’s lessees enjoy favorable accounting and tax treatment by entering into operating leases. The Company also benefits from the Extraterritorial Income Exclusion regulations which significantly reduce the Company’s effective tax rate. As a result of recent legislation this benefit is being phased out over the next three years and theCompany’s effective tax rate will increase. Other changes to tax laws or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense could have a material impact on the Company’s business, financial condition and/or results of operations.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $352.5 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), in interest expense of $2.5 million and $4.9 million per annum, respectively.

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

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  As of May 16, 2005, at the time of the original filing of the Company’s Form 10-Q for the quarter ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002.  As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  In accordance with APB Opinion No. 20, paragraphs 36 and 37, the Company has reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002 presented in the amended Annual Report on Form 10-K/A. Please refer to Note 1(l) and 2 to the accompanying consolidated financial statements for additional information.

The Company also concluded that the inclusion of restricted cash in the line items on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness.  Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

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

(b) Changes in internal controls.  During the quarter ended March 31, 2005, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-K/A for the quarter ended December 31, 2004.

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

10.8*

Amended and Restated Eighth Amendment to Amended and Restated Series 1997-1 Supplement among WLFC Funding Corporation and the Bank of New York, dated May 3, 2002. Incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002

10.9

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

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

10.40

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.42 of the Company’s report in Form 10-K for the year ended December 31, 2004.

10.41

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.43 of the Company’s report in Form 10-K for the year ended December 31, 2004.

10.42

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.44 of the Company’s report in Form 10-K for the year ended December 31, 2004.

10.43	The Company’s Deferred Compensation Plan Effective as of July 1, 2001. Incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K/A for the year ended December 31, 2004.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	July 27, 2005

Willis Lease Finance Corporation

		By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer