Form 10-Q
period 2005-06-30
WILLIS LEASE FINANCE CORP
filed 2005-08-15
CIK 1018164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 5, 2005
Common Stock, $0.01 Par Value	9,082,527

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2005	December 31, 2004
		(as restated)
ASSETS
Cash and cash equivalents	$4,383	$5,540
Restricted cash	42,959	46,324
Equipment held for operating lease, less accumulated depreciation of $91,028 and $83,881 at June 30, 2005 and December 31, 2004, respectively	499,163	511,443
Operating lease related receivable, net of allowances of $430 and $400 at June 30, 2005 and December 31, 2004, respectively	3,473	1,630
Notes receivable	298	436
Investment	1,480	1,480
Assets under derivative instruments	1,852	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,447 and $1,259 at June 30, 2005 and December 31, 2004, respectively	7,826	7,537
Other assets	9,582	9,670
Total assets	$571,016	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,195	$7,280
Deferred income taxes	28,581	27,530
Notes payable	349,019	369,840
Maintenance reserves	58,284	56,871
Security deposits	3,685	2,088
Unearned lease revenue	3,845	5,381
Total liabilities	451,609	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,081,798 and 8,998,365 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	91	90
Paid-in capital in excess of par	63,044	62,631
Accumulated other comprehensive income/(loss), net of tax expense of $583 and $355 at June 30, 2005 and December 31, 2004, respectively	1,361	966
Retained earnings	54,911	52,781
Total shareholders’ equity	119,407	116,468
Total liabilities and shareholders’ equity	$571,016	$585,458

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
Lease revenue	$15,498	$14,360	$30,533	$29,124
Gain on sale of leased equipment	2,416	542	3,148	690
Other income	126	155	227	329
Total revenue	18,040	15,057	33,908	30,143

EXPENSES
Depreciation expense	6,083	5,603	12,123	11,325
Write-down of equipment	—	577	—	577
Net finance costs:
Interest expense	5,594	4,239	11,197	8,602
Interest income	(265)	(84)	(473)	(142)
General and administrative	4,454	3,434	8,101	7,125
Total expenses	15,866	13,769	30,948	27,487

Income before income taxes	2,174	1,288	2,960	2,656
Income tax expense	(610)	(373)	(830)	(772)
Net income	$1,564	$915	$2,130	$1,884

Basic earnings per common share:	$0.17	$0.10	$0.24	$0.21

Diluted earnings per common share:	$0.17	$0.10	$0.23	$0.20

Average common shares outstanding	9,047	8,908	9,027	8,882
Diluted average common shares outstanding	9,471	9,315	9,438	9,242

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2005 and 2004

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss) (net)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2003	8,847	$88	$61,710	$(660)	$48,924	$110,062

Net Income	—	—	—	—	1,884	1,884

Other comprehensive income

Net loss on cashflow hedging instruments, net of tax of $1,041	—	—	—	1,945	—	1,945

Total comprehensive income						3,829

Shares issued under stock compensation plans	106	2	535	—	—	537

Balances at June 30, 2004	8,953	$90	$62,245	$1,285	$50,808	$114,428

Balances at December 31, 2004	8,998	$90	$62,631	$966	$52,781	$116,468

Net Income	—	—	—	—	2,130	2,130

Other comprehensive income

Net gain on cashflow hedging instruments, net of tax of $228	—	—	—	395	—	395

Total comprehensive income						2,525

Shares issued under stock compensation plans	83	1	413	—	—	414

Balances at June 30, 2005	9,081	$91	$63,044	$1,361	$54,911	$119,407

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,130	$1,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,123	11,325
Write-down of equipment	—	577
Amortization of prepaid expenses	2,527	2,309
Amortization of loan discount	—	186
Allowances and provisions	30	(77)
Gain on sale of leased equipment	(3,148)	(600)
Changes in assets and liabilities:
Receivables	(1,873)	(546)
Other assets	(2,149)	9
Accounts payable and accrued expenses	907	(1,268)
Deferred income taxes	830	772
Restricted cash	3,365	(3,376)
Maintenance reserves	9,161	7,220
Security deposits	1,597	(68)
Unearned lease revenue	(1,536)	(1,567)
Net cash provided by operating activities	23,964	16,690
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	16,112	2,933
Proceeds from principal payment of notes receivable	4,488	—
Purchase of equipment held for operating lease	(24,760)	(12,076)
Purchase of property, equipment and furnishings	(477)	(92)
Net principal payments received on direct finance lease	—	3,744
Net cash (used in)/provided by investing activities	(4,637)	(5,491)
Cash flows from financing activities:
Proceeds from issuance of notes payable	31,416	10,000
Debt issuance cost	(75)	(729)
Proceeds from issuance of common stock	412	537
Principal payments on notes payable	(52,237)	(21,014)
Net cash (used in)/provided by financing activities	(20,484)	(11,206)
Decrease in cash and cash equivalents	(1,157)	(7)

Cash and cash equivalents at beginning of period	5,540	9,202

Cash and cash equivalents at end of period	$4,383	$9,195

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$10,000	$8,130
Income Taxes	$18	$25

Supplemental disclosure of non-cash investing activities:
During the six months ended June 30, 2005, $7,748 of maintenance reserves were included in the gain on the sale of leased equipment.
At June 30, 2005 and 2004 a liability of $1,750 and $4,093 were incurred in in connection with the Company's purchase and capital improvement of engines.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, and December 31, 2004, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations and cash flows for the period ended June 30, 2005 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005.

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

If the useful lives or residual values are lower than those estimated by the Company, upon sale of an asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows when testing for impairment.  Should different conditions prevail, material impairment write-downs may occur.

3.              Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The remaining lease commitment for the Sausalito office for 2005 is approximately $176,000. The lease expires on December 31, 2005, but has two one-year fair market value renewal options. The Company has given notice that it may exercise its option to extend the lease for at least one year. The remaining lease commitment for the premises in San Diego is approximately $314,000 plus expenses. The Company has extended the lease expiring on October  31, 2005 for 36 months. The lease for premises in Shanghai, China expired in June 2005, and the Company has extended this lease for twelve months. The remaining lease commitment is approximately $50,000.

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

The Company has commitments to purchase, during 2005, engines and other engine-related equipment totaling approximately $6.4 million.

In June 2005, the Company entered into a Letter of Intent to purchase eight used engines, each subject to an operating lease, for a gross purchase price of $286 million. The transaction closed on July 22.

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. The Company continues negotiations with the manufacturer, although it is not yet possible to determine the eventual financial impact of this incident.

4.              Investments

The Company participates in a joint venture formed as a limited company – Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma). The Company’s interest in the venture is 7%. Sichuan Snecma provides maintenance and repair services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of June 30, 2005, $1.5 million has been invested. This investment is recorded at cost.

5.     Notes Payable

At June 30, 2005, notes payable consists of loans totaling $349.0 million payable over periods of two months to six years with interest rates varying between approximately 5.1% and 8.7% (excluding the effect of the Company’s interest rate hedges). The significant facilities are described below.

At June 30, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of June 30, 2005, $24.0 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at June 30, 2005 is one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees.

At June 30, 2005, the Company had a $204.5 million warehouse debt facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. See Note 8, Subsequent Event. The facility notes are divided into $184.0 million Class A notes and $20.5 million Class B notes. The Company has a guaranty to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guaranty at June 30, 2005 is $20.5 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At June 30, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is one-month LIBOR plus a weighted average spread of 5.32%.

At June 30, 2005, the Company had a $4.7 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility had a five-year term with a final maturity of June 29, 2005 that has been extended 60 days.  The interest rate is one-month LIBOR plus 2.05%. As of June 30, 2005, this facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 Inc.

At June 30, 2005, one-month LIBOR was 3.34% and the commercial paper rate was approximately 3.33%. At June 30, 2004, the rates were approximately 1.37% and 1.30%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2005 (dollars in thousands):

Year Ending December 31,

2005	$15,927
2006	15,552
2007	137,520
2008	13,722
2009	160,692
2010 and thereafter	5,606
$349,019

6.     Derivative Instruments

The Company holds a number of interest rate hedges to mitigate its exposure to changes in interest rates, in particular one-month LIBOR, as 98% of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  These hedges have been documented and designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended).  At June 30, 2005, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100 million, remaining terms of between 21 and 31 months and fixed rates of between 2.52% and 3.45%.  The fair value of these hedges at June 30, 2005, was positive $1.9 million and represented the estimated amount the Company would receive if it terminated the hedges.  At June 30, 2005, the Company was also party to one interest rate cap, documented and designated as a cash flow hedge. This cap has a notional amount of $10 million, remaining term of 10 months, with the rate capped at 5.0%. At June 30, 2005, the fair value of the cap was approximately zero.

The Company reviews the effectiveness of its interest rate hedges on a quarterly basis and adjusts the fair value of the interest rate hedges through either Other Comprehensive Income/(Loss) and/or Earnings for the period.  For the six months ended June 30, 2005 and 2004, the change in fair value of the interest rate hedges recorded to Accumulated Other Comprehensive Income/(Loss) was a gain of $0.4 million (net of tax expense of $0.2 million), and a net gain of $1.9 million (net of tax expense of $1.0 million), respectively. In both periods, there was no change in fair value recognized in earnings.  Interest expense for the six months ended June 30, 2005 and 2004, was increased due to the Company’s interest rate hedges by approximately $0.1 million and $0.5 million, respectively. A reclassification into earnings from Accumulated Other Comprehensive Income/(Loss) may occur if the effectiveness of the interest rate hedges is reduced, or they are terminated ahead of their maturity, or the Company changes the terms of its debt such that the term of the hedges no longer match. The Company does not plan to undertake such transactions and accordingly, does not expect any reclassification into earnings within the next 12 months.  Based on the estimated forward rate of one-month LIBOR at June 30, 2005, the Company anticipates that interest expense will be decreased by approximately $1.1 million for the 12 months ending June 30, 2006 due to its hedges.

7.     Stock-Based Compensation Plans

The Company accounts for its two stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized for the three and six months ended June 30, 2005 and 2004. See “Recent Accounting Pronouncements” for a brief discussion of recent revisions to SFAS No. 123.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending June 30		Six Months Ending June 30,
	2005	2004	2005	2004
Net Income as reported	$1,564	$915	$2,130	$1,884
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(127)	$(190)	(260)	(378)
Proforma net income	$1,438	$725	$1,870	$1,506

Basic earnings per common share as reported	$0.17	$0.10	$0.24	$0.21
Basic earnings per common share pro forma	$0.16	$0.08	$0.21	$0.17

Diluted earnings per common share as reported	$0.17	$0.10	$0.23	$0.20
Diluted earnings per common share pro forma	$0.15	$0.08	$0.20	$0.16

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

8.     Subsequent Event

On August 9, 2005, the Company closed an asset-backed securitization through a newly created, bankruptcy remote Delaware statutory trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold approximately $228 million of term notes and may in the future, subject to certain conditions, issue up to approximately $114 million of warehouse notes. The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST will remain on the Company’s consolidated balance sheet. The Company acts as Servicer and Administrative Agent for WEST.

The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under the Company’s previous warehouse facility, which was terminated. As a result of this transaction the Company will write off approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

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

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue. The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts. The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues. As of June 30, 2005, all of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life and may be disassembled upon lease termination, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently 41 engines having a net book value of approximately $104.3 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by the Company, upon sale of the equipment, a loss may be realized. The Company reviews these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

Sales-Related Activities.   For equipment sold out of the Company’s lease portfolio, the Company recognizes the gain or loss associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits or reserves are not included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the proceeds of sale.

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

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004.

Results of Operations

Three months ended June 30, 2005, compared to the three months ended June 30, 2004:

Leasing Related Activities.  Lease related revenue for the quarter ended June 30, 2005 increased 7.9% to $15.5 million from  $14.4 million for the comparable period in 2004. This increase mainly reflects an increase in the amount of equipment on-lease and to a lesser degree an increase in lease rates and a larger lease portfolio. At June 30, 2005 and 2004, respectively, approximately 92% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2005 and 2004 was $499.2 million and $498.1 million, respectively.

During the quarter ended June 30, 2005, the Company added $12.1 million of equipment and capitalized costs to its lease portfolio and sold four engines and other related equipment generating a net gain of $2.4 million.

During the quarter ended June 30, 2004, the Company added $11.5 million of equipment and capitalized costs to its lease portfolio and sold five engines, and other related equipment, generating a net gain of $0.5 million.

Depreciation Expense.  Depreciation expense increased 8.6% to $6.1 million for the quarter ended June 30, 2005 from the comparable period in 2004, mainly due to changes in estimates of useful life and residual values on certain older engine types.

Write-down of equipment.  During the quarter ended June 30, 2004, write-downs of equipment to their estimated fair values totaled $0.6 million due to a change in the estimate of an engine’s useful life.

Net finance costs.  Overall, net finance costs, which are comprised of interest expense and interest income, increased 28.3% to $5.3 million for the quarter ended June 30, 2005, from $4.2 million for the comparable period in 2004. Interest expense increased 32.0% to $5.6 million for the quarter ended June 30, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding. Interest income increased to $0.3 million for the quarter ended June 30, 2005. Interest is earned on cash and deposits held and notes receivable.

General and Administrative Expenses.  General and administrative expenses increased 29.7% to $4.5 million for the quarter ended June 30, 2005, from the comparable period in 2004, mainly due to the net operating costs of the corporate aircraft compared to the prior year when there were none, and increased personnel expenses.

Income Taxes.  Income tax expense for the quarters ended June 30, 2005 and 2004, was $0.6 million and $0.4 million, respectively. The effective tax rates for the quarters ended June 30, 2005 and 2004 were 28% and 29%, respectively.

Six months ended June 30, 2005, compared to the six months ended June 30, 2004:

Leasing Related Activities.  Lease related revenue for the six months ended June 30, 2005 increased 4.8% to $30.5 million from $29.1 million for the comparable period in 2004. This increase mainly reflects increased lease rates and an increase in the lease portfolio. At June 30, 2005 and 2004, respectively, approximately 92% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2005 and 2004 was $499.2 million and $498.1 million, respectively.

During the six months ended June 30, 2005, the Company added $24.8 million of equipment and capitalized costs to its lease portfolio and sold seven engines and other related equipment generating a net gain of $3.1 million.

During the six months ended June 30, 2004, the Company added $16.2 million of equipment and capitalized costs to its lease portfolio and sold six engines generating a net gain of $0.7 million.

Depreciation Expense.  Depreciation expense increased 7.0% to $12.1 million for the six months ended June 30, 2005 from the comparable period in 2004, mainly due to changes in estimates of useful life and residual values on certain older engine types.

Net finance costs.  Overall, net finance costs, which are comprised of interest expense and interest income, increased 26.8% to $10.7 million for the six months ended June 30, 2005, from $8.5 million for the comparable period in 2004. Interest expense increased 30.2% to $11.2 million for the six months ended June 30, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $0.5 million for the six months ended June 30, 2005. Interest is earned on cash and deposits held and notes receivable.

General and Administrative Expenses.  General and administrative expenses increased 13.7% to $8.1 million for the six months ended June 30, 2005, from the comparable period in 2004, mainly due to net operating costs of the corporate aircraft compared to the prior year when there were none and increased personnel expenses.

Income Taxes.  Income tax expense for both the six months ended June 30, 2005 and 2004 was $0.8 million. The effective tax rates for the six months ended June 30, 2005 and 2004 were 28% and 29%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company did not undertake any transaction in the three and six months ended June 30, 2005 that would be affected by this Statement.

In December 2004, FASB issued SFAS 123 (R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 7 to its Financial Statements. In April 2005, the SEC adopted a new rule allowing companies to implement Statement No. 123(R) for fiscal years beginning after June 15, 2005.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock. Cash of approximately $31.4 million and $10.0 million, in the six-month periods ended June 30, 2005 and 2004, respectively, was derived from borrowings. Cash flow from operating activities provided $24.0 million and $16.7 million in the six-month periods ended June 30, 2005 and 2004, respectively. In these same time periods, $52.2 million and $21.0 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of, or repair and improvement to, equipment for lease. Approximately $26.5 million (including capitalized costs) and $16.2 million (including capitalized costs) of funds were used for these purposes in the six-month periods ended June 30, 2005 and 2004, respectively.

Cash flows from operations are driven significantly by payments made under the Company’s lease agreements, which are comprised of lease revenue and maintenance reserves, offset by interest expense. While the Company has experienced higher lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed during the six-month period ended June 30, 2005 compared to the prior year. However, the spread improved significantly during the quarter ended June 30, 2005 as the Company raised lease rates. The lease revenue stream, in the short-term, is at fixed rates while the majority of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 92%, by book value, of the Company’s assets were on-lease at June 30, 2005, compared to approximately 89% at June 30, 2004, and the average utilization rate for the six months ended June 30, 2005, was 90% compared to 89% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2005, notes payable consist of loans totaling $349.0 million payable over periods of two months to six years with interest rates varying between approximately 5.1% and 8.7% (excluding the effect of the Company’s interest rate hedges). The interest rates on the variable rate debt include one-month LIBOR at June 30, 2005 of 3.34%. The significant facilities are described below.

At June 30, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2005, $24.0 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at June 30, 2005 was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees.

At June 30, 2005, the Company had a $204.5 million warehouse debt facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility’s revolving period ended March 9, 2005, and commenced a 4-year amortization period during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. See Note 8, Subsequent Event. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $184.0 million Class A notes and $20.5 million Class B notes. The Company provides a guaranty to the Class B Noteholders. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At June 30, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of 2.26% and interest on the Class B Notes is one-month LIBOR plus a weighted average spread of 5.32%.

On August 9, 2005, the Company closed an asset-backed securitization through a newly created, bankruptcy remote Delaware statutory trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold approximately $228 million of term notes and may in the future, subject to certain conditions, issue up to approximately $114 million of warehouse notes. The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST will remain on the Company’s consolidated balance sheet. The Company acts as Servicer and Administrative Agent for WEST.  The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under the Company’s previous warehouse facility, which was terminated. As a result of this transaction the Company will write off approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

At June 30, 2005, the Company had warehouse and revolving credit facilities totaling approximately $353.0 million compared to  $364.5 million at December 31, 2004. At June 30, 2005 and December 31, 2004, respectively, $24.0 million and $31.5 million was available under these combined facilities.

At June 30, 2005, the Company had a $4.7 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility had a five-year term with a final maturity of June 29, 2005 that has been extended 60 days. The interest rate is one-month LIBOR plus 2.05%. This facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility.

At June 30, 2005, one-month LIBOR was 3.34% and the commercial paper rate was 3.33%. At June 30, 2004, the rates were approximately 1.37% and 1.30%, respectively.

Approximately $335.6 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 83% of an engine purchase and between 50% to 80% of an aircraft or spare parts purchase under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at June 30, 2005.

During the remainder of 2005, the Company has commitments to purchase one engine for approximately $6.4 million.

In June 2005, the Company entered into a Letter of Intent to purchase eight used engines, each subject to an operating lease, for a gross purchase price of $28.6 million. The transaction closed on July 22.

The Company has three leases for its office space. The remaining lease commitment for the Sausalito office for 2005 is approximately $176,000. The lease expires on December 31, 2005, but has two one-year fair market value renewal options. The Company has given notice that it may exercise its option to extend the lease for at least one year. The remaining lease commitment for the premises in San Diego is approximately $314,000 plus expenses. The Company has extended the lease expiring on October 31, 2005 for 36 months. The lease for premises in Shanghai, China expired in June 2005, and the Company has extended this lease for twelve months. The remaining lease commitment is approximately $50,000.

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

Management of Interest Rate Exposure

At June 30, 2005, $340.5 million of the Company’s borrowings were on a variable rate basis tied to one-month LIBOR or commercial paper rates.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements, which have notional outstanding amounts of $100.0 million, with remaining terms of between 21 and 31 months and fixed rates of between 2.52% and 3.45%.  The Company has also purchased an interest rate cap with a notional amount of $10.0 million, a remaining term of 10 months, and the rate capped at 5.0%.

Interest expense for the six-month period ended June 30, 2005, was increased due to the Company’s interest rate hedges by approximately $0.1 million and $0.5 million in the comparable period in 2004. The Company will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. The Company plans to hedge additional amounts of its floating rate debt during the remainder of 2005.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock. No purchase or sale transactions occurred in the six months ended June 30, 2005 and 2004, respectively. The Company also leases office space from avioserv with the lease term expiring October 31, 2008. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 33% of the Company’s stock as of June 30, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $15.2 million, for remaining periods of between two and three years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guaranties of IslandAir’s leases from the Company. The five leases are still performing and, as of June 30, 2005, the lessee is current on all obligations and no provision has been made for any loss.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine. J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. There is no remaining book value of the parts consigned to Avsets.com as of June 30, 2005.

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

For the six months ended June 30, 2005, 82% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

The markets for the Company’s products and services are extremely competitive, and the Company faces competition from a number of sources. These include aircraft, engine and aircraft parts manufacturers, aircraft engine lessors, and airline and aircraft service and repair companies. Certain of the Company’s competitors have substantially greater resources than the Company, including greater name recognition, a broader range of equipment, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no assurance that competitive pressures will not materially and adversely affect the Company’s business, financial condition and/or results of operations.

The Company’s leasing activities generate significant depreciation allowances that provide the Company with substantial tax benefits on an ongoing basis. In addition, the Company’s lessees enjoy favorable accounting and tax treatment by entering into operating leases. The Company also benefits from the Extraterritorial Income Exclusion regulations which significantly reduce the Company’s effective tax rate. As a result of recent legislation this benefit is being phased out in 2005 and 2006 and will no longer be available after 2006. As a result the Company’s effective tax rate will increase. Other changes to tax laws or accounting principles that make operating lease financing less attractive or affect the Company’s recognition of revenue or expense could have a material impact on the Company’s business, financial condition and/or results of operations.

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

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership and operating costs, net of charter revenues that reduce overall costs, will be approximately $1.8 million for the year ended December 31, 2005 including allowances for accrued maintenance and repair.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $340.5 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including hedges), in interest expense of $2.4 million and $4.8 million per annum, respectively.

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

The Company is also exposed to currency devaluation risk.  During the six-month period ended June 30, 2005, 82% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002. As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense reduction and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash. The Company also concluded that the inclusion of restricted cash in the line item on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness. Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item. In accordance with APB opinion 20, paragraphs 36 and 37, the Company has reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002 presented in the amended Annual Report on Form 10-K/A and for the quarter ended March 31, 2005 and 2004 presented in the amended Quarterly Report on Form 10-Q/A. Please refer to Note 1(l) and 2 to the restated consolidated financial statements for additional information.

As a result of the restatement of its consolidated balance sheets, statements of income and statements of cash flows, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in its internal control over financial reporting as of December 31, 2004 related to the presentation on its statement of income for the year ended December 31, 2002 for the net gain on debt prepayment and on its balance sheets and statements of cash flows for years ended December 31, 2004, 2003 and 2002 for cash that is restricted in connection with the Company’s borrowings. With the implementation of the expanded procedures related to internal controls over financial reporting for this report, the Company’s Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective.

(b) Changes in internal controls.  To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

During the quarter ended June 30, 2005, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended March 31, 2005.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 19, 2005 Annual Meeting of Stockholders of Willis Lease Finance Corporation, the following matters were voted upon:

		Votes
a)	Election of Class I Directors

	William M. LeRoy	8,692,426	For
		32,111	Withheld

	W. William Coon Jr.	7,269,801	For
		1,454,736	Withheld

The other directors whose term of office continued after the meeting were Charles F. Willis, IV, Glenn L. Hickerson, and Gérard Laviec.

Item 6.    Exhibits

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

10.39

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-Q for the quarter ended September 30, 2004.

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

Date: August 15, 2005

Willis Lease Finance Corporation

	By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer