Form 10-K/A
period 2004-12-31
WILLIS LEASE FINANCE CORP
filed 2005-10-17
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28774

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2320 Marinship Way, Suite 300, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), originally filed on March 31, 2005, to correct typographical errors in the date of the auditor’s report and auditor’s consent made in the Form 10-K/A, Amendment No. 1 filed on August 3, 2005.  Only the auditor’s report and auditor’s consent have been changed but the entire Part II – Item 8 – Financial Statements and Supplementary Data has been included in this Amendment No. 2 to the 2004 10-K.

This Amendment No. 2 to the 2004 10-K should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 10-K and the filing of the 10-K/A, Amendment No. 1, including any amendments to those filings. The following items have been amended as a result of the corrections described above:

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

Dated:	September 27, 2005

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: September 27, 2005	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: September 27, 2005	Chief Financial Officer	/s/ MONICA J. BURKE
Monica J. Burke

Date: September 27, 2005	Chief Accounting Officer	/s/ ROBERT M. WARWICK
Robert M. Warwick

Date: September 27, 2005	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: September 27, 2005	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: September 27, 2005	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: September 27, 2005	Director	/s/ GERARD LAVIEC
Gerard Laviec

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

/s/ KPMG LLP
San Francisco, California
March 18, 2005, except for Note 2 as to which the date is July 27, 2005

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