Form 10-K/A
period 2004-12-31
WILLIS LEASE FINANCE CORP
filed 2005-11-29
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).  The 2004 10-K was originally filed on March 31, 2005, and subsequently amended on August 3, 2005 and October 14, 2005.  This Amendment No. 3 addresses the restatement of the consolidated financial statements for the Company’s inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation.

•                       The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

•                       A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information.  The 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows are restated to reflect the change in the fair market value of derivative contracts in the income statement and not in other comprehensive income, where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.  The restatements contained within this Amendment No. 3 do not affect the economics of the derivative contract transactions but the change in the accounting presentation significantly increases the volatility in earnings, both quarter to quarter within a year and between years.  The effect on net income, retained earnings and the components of shareholders’ equity will differ from period to period.  This Form 10-K/A also includes the restatement of selected financial data included in Item 6 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The accounting restatement for derivative instruments had the following effect on the Company’s consolidated statements of income, balance sheets and cash flow accounts:

	Increase (Decrease)
	2004	2003	2002
Consolidated Statements of Income:
Interest expense	$(2,099)	$(2,452)	$(2,848)
Realized and unrealized (gains) and losses on derivative instruments	(465)	1,160	2,477
Net finance costs	(2,564)	(1,292)	(371)
Income tax expense	938	376	132
Net income	1,626	916	239

Consolidated Balance Sheets:
Accumulated other comprehensive income	$(966)	$660	$1,576
Retained earnings	966	(660)	(1,576)
Total shareholders’ equity	—	—	—

Consolidated Statements of Cash Flows:
Net income	$1,626	$916	$239
Change in fair value of derivative instruments	(2,086)	(1,157)	(371)
Change in deferred income taxes	938	376	132
Change in other assets	(478)	(135)	—
Net cash provided by operating activities	—	—	—

Included in this restatement is a reclassification on the statements of cash flows from amortization of deferred costs to changes in other assets to correct for the erroneous inclusion of the amortization of prepaid expenses in this line item.

The Company’s independent accounting firm has also issued their “Report of Independent Registered Public Accounting Firm” in connection with the restatements, which is included with the financial statements.  For the convenience of the reader, this Form 10-K/A sets forth the complete text of the originally filed 2004 Form 10-K as well as the subsequent amendments rather than just the amended portions thereof.

The Company is filing 10-Q/A’s for the quarters ended March 31, 2005, and June 30, 2005, and the Company’s 10-Q for the quarter ended September 30, 2005, concurrently with this Form 10-K/A Amendment No. 3. The following items have been amended as a result of the restatements and reclassifications described above:

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

•                 Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm

•                 Exhibit 31.1 – Certification – Chief Executive Officer

•                 Exhibit 31.2 – Certification – Chief Financial Officer

•                  Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WILLIS LEASE FINANCE CORPORATION

2004 FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executives Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

On November 7, 2000, the Company entered into agreements for a series of strategic transactions, each of which closed on November 30, 2000, with Flightlease AG, (now in liquidation) a corporation organized under the laws of Switzerland (“Flightlease”), SR Technics Group, a corporation organized under the laws of Switzerland (“SRT”), FlightTechnics, LLC, a Delaware limited liability company (“FlightTechnics”) and SR Technics Group America, Inc., a Delaware corporation (“SRT Group America”), each of which are affiliated companies. In connection with the strategic transactions, the Company sold 1,300,000 newly issued shares of its common stock to FlightTechnics and granted an option to purchase additional shares.  No shares were issued pursuant to the option which expired in 2002. FlightTechnics has the right to demand up to two registrations of its stock with the Securities and Exchange Commission (“SEC”) which are exercisable beginning November 30, 2003. The Company amended its Rights Agreement dated September 24, 1999, between the Company and American Stock Transfer & Trust Company to include FlightTechnics and its affiliates under the definition of an “Exempt Person”, subject to FlightTechnics and its affiliates owning a certain percentage of the Company’s common stock.

FlightTechnics also may purchase more shares of the Company’s common stock in the open market or from existing stockholders upon the occurrence of certain conditions, but in no event may FlightTechnics and its affiliates collectively own more than 49.9% of the Company’s issued and outstanding common stock before November 30, 2005. Certain stockholders, including Charles F. Willis IV and FlightTechnics have also agreed to certain voting provisions and to certain restrictions on their abilities to sell their shares of the Company’s common stock.

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

AIRCRAFT EQUIPMENT LEASING

As of December 31, 2004, all of the Company’s leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under an operating lease, the Company retains title to the aircraft equipment thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

FINANCING/SOURCE OF FUNDS

The Company typically acquires the engines it leases with a combination of equity capital and funds borrowed from financial institutions. The Company can typically borrow 83% of an engine purchase price and 50% to 80% of an aircraft or spare parts purchase price on a recourse, non-recourse or partial recourse basis. Under two of the Company’s credit facilities, the lender is entitled to receive a portion of the lease payments associated with the financed equipment to apply to debt service.  Generally, lenders take a security interest in the equipment. The Company retains ownership of the equipment, subject to such security interest. Spreads over the applicable base interest rate index are impacted by a number of variables including the length of the lease, the percentage of purchase price advanced, and the financial condition of the Company. The Company obtains the balance of the purchase price of the equipment, the “equity” portion, from internally generated funds, cash-on-hand, and the net proceeds of prior common stock offerings and private placements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

EXPLANATORY NOTE

As more fully described in the Explanatory Note on page 2 of this Form 10-K/A and in Note 2 of the Notes to Consolidated Financial Statements, the Company is restating its financial statements and other financial information for the years ended December 31, 2004, 2003, and 2002.  The 2001 financial data below is also restated.

The following table summarizes selected consolidated financial data and operating information of the Company. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Years Ended December, 31
	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)
	(dollars in thousands, except per share data)

Revenue:
Lease revenue	$58,177	$56,977	$55,397	$60,515	$49,012
Gain on sale of leased equipment	3,085	2,372	482	5,636	8,129
Other income	677	520	—	—	489
Total revenue	$61,939	$59,869	$55,879	$66,151	$57,630

Net income	$5,483	$5,093	$3,835	$5,129	$7,189

Basic earnings from continuing operations per common share	$0.61	$0.58	$0.43	$0.58	$0.73
Diluted earnings from continuing operations per common share	$0.59	$0.57	$0.43	$0.58	$0.72

Balance Sheet Data:
Total assets	$585,458	$560,022	$542,995	$531,453	$454,930
Debt (includes capital lease obligation)	$369,840	$362,395	$364,680	$359,547	$301,346
Shareholders’ equity	$116,468	$110,062	$104,905	$100,956	$95,065

Lease Portfolio:
Engines at end of the period – continuing operations	115	119	120	110	100
Engines at end of the period – discontinued operations	—	—	—	4	10
Spare parts packages at the end of the period	3	4	4	4	4
Aircraft at the end of the period	5	7	6	6	6

As noted above, certain items have been restated.  Refer to Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Willis Lease Finance Corporation is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2004.  The 2004 10-K was originally filed on March 31, 2005, and subsequently amended on August 3, 2005 and October 14, 2005.  This Amendment No. 3 addresses the restatement of the consolidated financial statements for the Company’s inappropriate application of accounting for derivative related transactions under SFAS 133.

The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation.

•                       The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

•                       A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information.  The 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows were restated to reflect the change in the fair market value of derivative contracts in the income statement and not in other comprehensive income, where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.  The restatement contained within this Amendment No. 3 does not affect the economics of the derivative contract transactions but the change in the accounting presentation significantly increases the volatility in earnings from quarter to quarter within a year and between years.  The effect on net income, retained earnings and components of shareholders’ equity will differ from period to period.  This Form 10-K/A also includes the restatement of selected financial data included in Item 6 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The accounting restatement for derivative instruments had the following effect on the Company’s Consolidated Statements of Income and Consolidated Balance Sheet accounts:

	Increase (Decrease)
	Years Ended December 31,
	2004	2003	2002
Consolidated Statements of Income:
Interest expense	$(2,099)	$(2,452)	$(2,848)
Realized and unrealized (gains) and losses on derivative instruments	(465)	1,160	2,477
Net finance costs	(2,564)	(1,292)	(371)
Income tax expense	938	376	132
Net income	1,626	916	239

Consolidated Balance Sheets:
Accumulated other comprehensive income	$(966)	$660	$1,576
Retained earnings	966	(660)	(1,576)
Total shareholders’ equity	—	—	—

Consolidated Statements of Cash Flows:
Net income	$1,626	$916	$239
Change in fair value of derivative instruments	(2,086)	(1,157)	(371)
Change in deferred income taxes	938	376	132
Change in other assets	(478)	(135)	—
Net cash provided by operating activities	—	—	—

	Increase (Decrease)
	For Quarters Ended and At
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Consolidated Statements of Income:
Interest expense	$(585)	$(653)	$(495)	$(366)
Realized and unrealized (gains) and losses on derivative instruments	1,246	(2,993)	1,683	(401)
Net finance costs	661	(3,646)	1,188	(767)
Income tax expense	(194)	1,234	(435)	333
Net income	(467)	2,412	(753)	434

Consolidated Balance Sheets:
Accumulated other comprehensive income	$1,127	$(1,285)	$(532)	$(966)
Retained earnings	(1,127)	1,285	532	966
Total shareholders’ equity	—	—	—	—

	Increase (Decrease)
	For Quarters Ended and At
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Consolidated Statements of Income:
Interest expense	$(561)	$(646)	$(604)	$(641)
Realized and unrealized (gains) and losses on derivative instruments	776	1,143	(546)	(213)
Net finance costs	215	497	(1,150)	(854)
Income tax expense	(68)	(157)	362	239
Net income	(147)	(340)	788	615

Consolidated Balance Sheets:
Accumulated other comprehensive income	$1,723	$2,063	$1,275	$660
Retained earnings	(1,723)	(2,063)	(1,275)	(660)
Total shareholders’ equity	—	—	—	—

Included in this restatement is a reclassification on the statement of cash flows from amortization of deferred costs to changes in other assets to correct for the erroneous inclusion of the amortization of prepaid expenses in this line item.

The Company is filing 10-Q/A’s for the quarters ended March 31, 2005, and June 30, 2005, and the Company’s 10-Q for the quarter ended September 30, 2005, concurrently with this Form 10-K/A Amendment No. 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the years ended December 31, 2004, 2003, and 2002.

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

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue until received. The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts. The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues. As of December 31, 2004, all of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

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

Leasing Related Activities. Lease related revenue for the year ended December 31, 2004, increased 2% to $58.2 million from $57.0 million for the comparable period in 2003. This increase primarily reflects a reduced amount of equipment off-lease together with increased average lease rate factors. The aggregate of net book value of leased equipment at December 31, 2004 and 2003, was $511.4 million and $505.0 million, respectively, an increase of 1%. At December 31, 2004, and 2003, respectively, approximately 86% and 88% of equipment by net book value was on-lease. However, the Company purchased three engines towards the end of 2004 which were off-lease at year end. Excluding those engines utilization would have been approximately 89% at December 31, 2004. The average utilization for the year ended December 31, 2004, was 89% compared to 87% in the prior year.  During the year ended December 31, 2004, five engines were added to the Company’s lease portfolio at a total cost of $59.4 million (including capitalized costs). During the year ended December 31, 2003, 11 engines and two aircraft were added to the Company’s lease portfolio at a cost of $45.5 million (including capitalized costs).

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

Net Finance Costs.  Net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 9% to $16.4 million for the year ended December 31, 2004, from the comparable period in 2003, mainly due to an increase in interest rates. Interest income for the year ended December 31, 2004, increased to $0.4 million from $0.2 million for the year ended December 31, 2003, due mainly to increases in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar LIBOR which increased from 1.12% at the beginning of 2004 to 2.40% by year end.  Realized and unrealized gains on derivative instruments decreased net finance costs by $0.5 million for the year ended December 31, 2004, compared to an increase of $1.2 million for the year ended December 31, 2003, primarily due to the increase in LIBOR between the two periods and the resultant increase in the value of the fixed interest rate derivative instruments.

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

Income Taxes. Income taxes for the year ended December 31, 2004, increased to $2.4 million from $2.1 million for the comparable period in 2003 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2004, was 30.8% compared to 29.1% for the prior year with the increase in rate due to both a decrease in the impact of the deduction for the Extraterritorial Income Exclusion (EIE) as well as an increase in the effective state tax rate. Recently enacted legislation has repealed the EIE benefit and it will be phased out over the next three years.  The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Revenue is summarized as follows:

	Year ended December 31,
	2003		2002
			(as restated)
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$56,977	95.2%	$55,397	99.1%
Gain on sale of leased equipment	2,372	4.0	482	0.9
Other income	520	0.8	—	—
Total	$59,869	100.0%	$55,879	100.0%

Leasing Related Activities. Lease related revenue for the year ended December 31, 2003, increased 3% to $57.0 million from $55.4 million for the comparable period in 2002. This increase primarily reflects a reduced amount of equipment off-lease offset by reduced average lease rate factors. The aggregate of net book value of leased equipment and net investment in direct finance lease on December 31, 2003 and 2002 was $505.0 million and $502.2 million, respectively, an increase of 1%. However, approximately $16.0 million was purchased in December 2003 and had no effect on lease revenue. At December 31, 2003 and 2002, respectively, 88% and 86% of equipment by book value were on-lease, however, the average utilization for the year ended December 31, 2003, was 87% compared to 82% in the prior year. During the year ended December 31, 2003, 11 engines and two aircraft were added to the Company’s lease portfolio at a total cost of $45.5 million (including capitalized costs). During the year ended December 31, 2002, 10 engines were added to the Company’s lease portfolio at a total cost of $47.7 million (including capitalized costs).

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

Net Finance Costs.  Net finance costs consists of interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments.  Interest expense decreased 8% to $15.0 million for the year ended December 31, 2003, from the comparable period in 2002, due to a decrease in interest rates. The majority of the Company’s interest rates are tied to one-month US dollar LIBOR which decreased from 1.38% at the beginning of 2003 to 1.12% by year end. Interest income for the year ended December 31, 2003, decreased to $0.2 million from $0.4 million for the year ended December 31, 2002, due mainly to the reduction in interest rates.  For the year ended December 31, 2002, the net gain on debt extinguishment relates to the prepayment of a $35.0 million revolving credit facility at a discount to its carrying value.   Realized and unrealized (gains) and losses on derivative instruments was a loss of $1.2 million for 2003 compared to a loss of $2.5 million for 2002, due to market changes in interest rates.

General and Administrative Expenses.  General and administrative expenses decreased 4% to $13.9 million for the year ended December 31, 2003, from the comparable period in 2002 due mainly to decreases in legal costs ($1.5 million) and engine-related maintenance and inspection costs ($0.4 million) offset by increased staffing costs ($1.2 million).

Income Taxes. Income taxes for the year ended December 31, 2003, increased to $2.1 million from $0.9 million for the comparable period in 2002 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2003, was 29.1% compared to 18.5% for the prior year. The effective tax rate in 2002 was 28%, before adjustments for state income tax apportionment changes and deferred tax assets valuation allowances. The 2002 effective tax rate also reflects a reduction in the estimated proportion of revenue to be generated within California when the California state tax timing differences reverse, offset by a valuation allowance on deferred tax assets relating to state net operating losses of $0.1 million where management believes realizing the benefit of the loss carry forward is not assured. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

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

In December 2004, FASB issued SFAS 123 (R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan (described in Note 11 of the accompanying Financial Statements) which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 1(q) to its Financial Statements.

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

At December 31, 2004, notes payable consists of bank loans totaling $369.8 million payable over periods of less than 1 year to 7 years with interest rates varying between approximately 4.2% and 8.6% (excluding the effect of the Company’s interest rate derivative instruments).

The significant facilities are described below.

At December 31, 2004, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2004, $31.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at December 31, 2004, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At December 31, 2004, the Company had a fully drawn $216.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility’s revolving period ended March 9, 2005, and commenced a 4-year amortization period during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $194.4 million Class A notes and $21.6 million Class B notes. The Company provides a guarantee to the Class B Noteholders.  If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At December 31, 2004, interest on the Class A notes is a commercial paper rate plus a weighted average spread of 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2004, the Company had warehouse and revolving credit facilities totaling $364.5 million compared to $344.0 million at December 31, 2003. At December 31, 2004 and 2003, respectively, $31.5 million and $30.0 million were available under these combined facilities.

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

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$369,840	$37,839	$147,286	$179,553	$5,162
Interest payments under long – term debt obligations	62,892	18,452	30,672	13,329	439
Operating lease obligations	441	441	—	—	—
Purchase obligations	18,174	18,174	—	—	—
Total	$451,347	$74,906	$177,958	$192,882	$5,601

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

The Company has estimated the interest payments due under long-term debt by applying the interest rates applicable at

December 31, 2004 to the remaining debt, adjusted for the estimated debt repayments identified in the table above.  Actual interest payments made will vary due to changes in the rates for one-month LIBOR and commercial paper as applicable.  The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

The Company has commitments to purchase, during 2005, engines and other engine-related equipment totaling $18.2 million.

The Company’s lease of its office premises in Sausalito expires on December 31, 2005, but the Company has given notice that it may exercise its option to extend the lease for at least one further year. The sublease of Company premises in San Diego expires in October 2005. The lease of office space in Shanghai, China expires in June 2005.  The Company also holds a 7% interest, accounted for under the Cost method, in a joint venture in China, Sichuan Snecma Aero-Engine Maintenance Co. Ltd. The Company has invested $1.5 million to date.

The Company believes its equity base, internally generated funds and existing debt facilities are sufficient to maintain the Company’s level of operations through 2005. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under the Company’s existing debt facilities, would impair the Company’s ability to sustain its level of operations. The Company is discussing additions to its capital base with its commercial and investment banks. If the Company is not able to access additional capital, its ability to continue to grow its asset base consistent with historical trends will be impaired and its future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2004, $357.4 million (97%) of the Company’s borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. The Company’s equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings. The Company has entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products.  The Company has entered into interest rate swap agreements which have notional outstanding amounts of $100.0 million, with remaining terms of between 27 and 37 months and fixed rates of between 2.52% and 3.45%. During 2002, the Company purchased a number of forward-commencing caps with notional amounts totaling $60.0 million, terms of 3 years, effective dates which commenced in 2003 and rates capped at 5.5%. The fair value of the swaps at December 31, 2004 and 2003 was positive $1.4 million, representing an asset of the Company and negative $0.7 million, representing a liability of the Company, respectively. The fair value of the caps at December 31, 2004 was zero compared to positive $7,000 at December 31, 2003, representing an asset of the Company.

As discussed above under the caption “Restatement”, we are restating our financial statements for the years 2004, 2003 and 2002 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain interest rate derivative transactions.

The errors identified related to the accounting for interest rate derivatives used to mitigate our interest rate exposure to floating rate debt.  When interest rate derivative instruments are “effective” as accounting hedges under the technical requirements of SFAS 133, they offset the variability of the expected future cash flows both economically and for financial reporting purposes.  The effect of our inability to apply hedge accounting for the interest-rate derivative instruments is that changes in their fair values must be recorded in earnings each period.  As a result, reported net income will be directly influenced by changes in interest rates.

The table above under the caption “Restatement” shows the effect of the accounting restatement related to the interest rate derivative contracts that we had designated as accounting hedges against future interest rate cash outflows on our previously reported earnings for the years 2002 through 2004, and each of the quarters for the years 2003 and 2004.  Aggregate cash flows were unaffected by the restatement.

Net finance costs for the year ended December 31, 2004, were decreased by $0.5 million due to realized and unrealized (gains) and losses on derivative instruments, compared to net finance costs for the year ended December 31, 2003, when realized and unrealized (gains) and losses on derivative instruments increased net finance costs by $1.2 million.  For the year ended December 31, 2002, net finance costs were increased by $2.5 million due to realized and unrealized (gains) and losses on derivative instruments.  Realized and unrealized (gains) includes both the change in fair value of derivative instruments as well as the cash settlement expense or income due to the derivative instruments for the period.

The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2004, 2003 and 2002 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2004	2003	2002
Change in fair value of derivative instruments	$(2.1)	$(1.1)	$(0.4)
Cash settlement expense	1.6	2.3	2.9
Total realized and unrealized (gains) and losses from derivative instruments	$(0.5)	$1.2	$2.5

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

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 34% of the Company’s stock as of December 31, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.0 million, for remaining periods of between two and four years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guarantees of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004, with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The book value of the parts consigned to Avsets.com is approximately $19,000.

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

The business in which the Company is engaged is capital intensive. Accordingly, the Company’s ability to successfully execute its business strategy and to sustain its operations is dependent, in large part, on the availability of debt and equity capital. There can be no assurance that the necessary amount of capital will continue to be available to the Company on favorable terms or at all. The Company’s inability to obtain sufficient capital or to renew its credit facilities could result in increased funding costs and would limit the Company’s ability to: (i) add new equipment to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions.  The Company’s inability to obtain sufficient capital would have a material adverse effect on the

Company’s business, financial condition and/or results of operations.

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

As a public company, Willis Lease is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such compliance results in significant additional costs to the Company both directly, through increased audit and consulting fees, and indirectly, through the time required by management to address the regulations. However, the SEC has recently delayed the implementation date of Section 404 for non-accelerated filers until the fiscal year ended December 31, 2007. Such costs will likely have an adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company’s primary market risk exposure is that of interest rate risk. A change in the LIBOR, or the commercial paper rates, would affect the Company’s cost of borrowing. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases. Alternatively, the Company may price its leases based on market rates so as to keep the fleet on-lease and suffer a decrease in its operating margin due to interest costs that it may not be able to pass on to its customers.  Approximately $357.4 million (97%) of the Company’s outstanding debt is variable rate debt. The Company estimates a one percent increase or decrease in the Company’s variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $2.6 million per annum (in 2003, $2.7 million per annum). The Company estimates a two percent increase or decrease in the Company’s variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $5.2 million per annum (in 2003, $5.4 million per annum).

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for 1-month LIBOR, the Company expects interest expenses will be reduced by approximately $0.2 million for the year ending December 31, 2005, as a result of its hedges.  Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that the Company can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

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

The information required by this item is submitted as a separate section of this report beginning on page 33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  As of March 31, 2005, at the time of the original filing of the Company’s annual report for the year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

Financial Statement Classifications

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002.  As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  In accordance with APB opinion 20, paragraphs 36 and 37, the Company reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002, presented in the amended Annual Report on Form 10-K/A.

The Company has concluded that the circumstances that led to the filing of the amendment resulted primarily from an interpretation of SFAS No. 145, issued in April 2002 that changed the treatment of gain or loss on debt extinguishment, so that it was to be classified as an extraordinary item only if it was unusual or infrequently occurring.  Relying on the guidance in APB 20 that any difference between the reacquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as loss or gain and identified as a separate item, the Company and its Audit Committee discussed the disclosure of the net gain on debt prepayment in 2002 and concluded that the net gain should be classified as revenue, and KPMG concurred with this inclusion.  In its recent discussions with the SEC, the Company has concluded that the more appropriate treatment is to offset the net gain on debt prepayment against interest expense and this change has been reflected in this restatement.

The Company also concluded that the inclusion of restricted cash in the line item on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness.  Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

As a result of the restatement of its consolidated balance sheets, statements of income and statements of cash flows, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in its internal control over financial reporting as of December 31, 2004, related to the presentation on its statement of income for the year ended December 31, 2002, for the net gain on debt prepayment and on its balance sheets and statements of cash flows for years ended December 31, 2004, 2003 and 2002 for cash that is restricted in connection with the Company’s borrowings.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

Derivative Accounting

On October 28, 2005, the Company announced that it was restating its 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity, and statements of cash flows to address the Company’s inappropriate application of accounting for derivative related transactions. The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation.

•        The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

•        A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

As a result of the restatement, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in its internal control over financial reporting related to the proper accounting for its derivative contracts.  The Company did not maintain effective controls over the documentation and valuation of derivative transactions since the implementation of SFAS 133 in 2001.  Specifically, our documentation and effectiveness testing was not reviewed and validated regularly to ensure compliance with SFAS 133 and related implementation issues.

To prevent future misstatements of a similar nature, the Company changed the internal control over its derivative documentation by implementing expanded procedures including a completion of a derivative accounting checklist to ensure compliance with current derivative documentation and accounting standards and accounting pronouncements issued since the end of the previous period.

Conclusion

Having subsequently identified the two material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures as of the end of the period were not effective.

(b) Changes in internal controls. During the quarter ended December 31, 2004, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended September 30, 2004.

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 33.

(a) (2) Financial Statement Schedules

Schedule II Valuation Accounts are submitted as a separate section of this report on page 56.

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

3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

3.3

Amendment to Bylaws of Willis Lease Finance Corporation dated November 13, 2001. Incorporated by reference to Exhibit 3.3 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.36	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 31, 2003. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003.

10.37	Employment letter between the Company and Thomas C. Nord dated June 11, 2003. Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2003.

Exhibit Number	Description
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

10.40

First Amendment to Amended and Restated Credit Agreement dated as of September 23, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance — CDC IXIS. Incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the quarter ended September 30, 2004.

10.41

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility. Incorporated by reference to Exhibit 10.42 of the Company’ Form 10-Q for the quarter ended September 30, 2004.

10.42

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.42 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

10.43

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.43 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

10.44

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.44 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

10.45

The Company’s Deferred Compensation Plan Effective as of July 1, 2001. Incorporated by reference to Exhibit 10.45 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 of the Company’s report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2004 filed on August 3, 2005.

23.1	Consent and Report of KPMG LLP, Independent Auditors on Schedule II.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(d)   Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 23, 2005

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: November 23 , 2005	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: November 23 , 2005	Chief Financial Officer	/s/ MONICA J. BURKE
	and Chief Accounting Officer	Monica J. Burke

Date: November 23 , 2005	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: November 23 , 2005	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: November 23 , 2005	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: November 23 , 2005	Director	/s/ GERARD LAVIEC
Gerard Laviec

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 2(a) to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements to reclassify net gain on debt prepayment in the consolidated statements of income for the year ended December 31, 2002, and to reclassify restricted cash in the consolidated balance sheets as of December 31, 2004 and December 31, 2003, and the consolidated statements of cash flows for each of the years in the three year period ended December 31, 2004.  As described in Note 2(b) to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements to reflect the change in fair value of various interest rate derivative transactions from comprehensive income to the income statement because of deficiencies in documentation and application of hedge accounting in all periods presented.

/s/ KPMG LLP
San Francisco, California
March 18, 2005, except for Note 2(a) as to which the date is July 27, 2005 and Note 2(b) as to which the date is November 18, 2005

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2004	December 31, 2003
	(as restated)	(as restated)
ASSETS
Cash and cash equivalents	$5,540	$9,202
Restricted cash	46,324	33,784
Equipment held for operating lease, less accumulated depreciation of $83,881 and $67,873 at December 31, 2004 and 2003, respectively	511,443	499,454
Net investment in direct finance lease	—	5,551
Operating lease related receivable, net of allowances of $400 and $440 at December 31, 2004 and 2003, respectively	1,630	2,095
Notes receivable	436	—
Investment	1,480	1,480
Assets under derivative instruments	1,398	7
Property, equipment & furnishings, less accumulated depreciation of $1,259 and $1,193 at December 31, 2004 and 2003, respectively	7,537	877
Other assets	9,670	7,572
Total assets	$585,458	$560,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,280	$5,753
Liabilities under derivative instruments	—	696
Deferred income taxes	27,530	25,283
Notes payable	369,840	362,395
Maintenance reserves	56,871	46,408
Security deposits	2,088	2,314
Unearned lease revenue	5,381	7,111
Total liabilities	468,990	449,960

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,998,365 and 8,846,805 shares issued and outstanding at December 31, 2004 and 2003, respectively)	90	88
Paid-in capital in excess of par	62,631	61,710
Retained earnings	53,747	48,264
Total shareholders’ equity	116,468	110,062
Total liabilities and shareholders’ equity	$585,458	$560,022

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
REVENUE
Lease revenue	$58,177	$56,977	$55,397
Gain on sale of leased equipment	3,085	2,372	482
Other income	677	520	—
Total revenue	61,939	59,869	55,879

EXPENSES
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
General and administrative	14,791	13,852	14,439
Net finance costs:
Interest expense	16,350	14,957	16,262
Interest income	(434)	(244)	(432)
Net gain on debt extinguishment	—	—	(4,073)
Realized and unrealized (gains) and losses on derivative instruments	(465)	1,160	2,477
Total net finance costs	15,451	15,873	14,234
Total expenses	54,017	52,683	51,174

Income before income taxes	7,922	7,186	4,705
Income tax expense	(2,439)	(2,093)	(870)
Net income	$5,483	$5,093	$3,835

Basic earnings per common share:	$0.61	$0.58	$0.43

Diluted earnings per common share:	$0.59	$0.57	$0.43

Average common shares outstanding	8,925	8,840	8,831
Diluted average common shares outstanding	9,276	8,888	8,851

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Issued and outstanding shares of common stock	Common Stock	Paid-in Capital in Excess of par	Retained earnings	Total shareholders’ equity
				(as restated)
Balances at December 31, 2001	8,826	$88	$61,532	$39,336	$100,956

Net income (as restated)	—	—	—	3,835	3,835

Shares issued under stock compensation plans	8	—	40	—	40

Tax benefit on disqualified dispositions of shares	—	—	74	—	74

Balances at December 31, 2002	8,834	88	61,646	43,171	104,905

Net income (as restated)	—	—	—	5,093	5,093

Shares issued under stock compensation plans	13	—	61	—	61

Tax benefit on disqualified dispositions of shares	—	—	3	—	3

Balances at December 31, 2003	8,847	88	61,710	48,264	110,062

Net income (as restated)	—	—	—	5,483	5,483

Shares issued under stock compensation plans	151	2	755	—	757

Tax benefit on disqualified dispositions of shares	—	—	166	—	166
Balances at December 31, 2004	8,998	$90	$62,631	$53,747	$116,468

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$5,483	$5,093	$3,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,198	21,686	19,449
Write-down of equipment	577	1,272	3,052
Amortization of loan discount	256	—	—
Allowances and provisions	(40)	141	200
Changes in the fair value of derivative instruments	(2,086)	(1,157)	(371)
Loss on derivative instruments	—	—	99
Gain on sale of leased equipment	(3,085)	(2,372)	(482)
Write-off of deferred costs	135	312	781
Changes in assets and liabilities:
Receivables	505	1,144	(1,030)
Other assets	1,257	(340)	366
Accounts payable and accrued expenses	1,527	1,314	(686)
Deferred income taxes	2,412	2,083	861
Restricted cash	(12,540)	(9,298)	(4,135)
Maintenance reserves	14,368	12,197	5,297
Security deposits	(226)	(26)	(8)
Unearned lease revenue	(1,620)	546	234
Net cash provided by operating activities	30,121	32,595	27,462
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	19,007	20,386	16,400
Proceeds from principal payment of notes receivable	1,778	—	—
Proceeds from sale of property, equipment and furnishings	33	—	—
Purchase of equipment held for operating lease	(59,371)	(31,881)	(47,652)
Purchase of property, equipment and furnishings	(7,445)	(78)	(267)
Net principal payments received on direct finance lease	5,551	1,281	467
Net cash (used in) investing activities	(40,447)	(10,292)	(31,052)
Cash flows from financing activities:
Proceeds from issuance of notes payable	58,633	68,376	66,378
Debt issuance cost	(1,282)	(363)	(2,457)
Purchase of derivative instruments	—	—	(789)
Proceeds from issuance of common stock	757	61	40
Principal payments on notes payable	(51,444)	(83,978)	(61,245)
Net cash (used in)/provided by financing activities	6,664	(15,904)	1,927
Increase (decrease) in cash and cash equivalents	(3,662)	6,399	(1,663)
Cash and cash equivalents at beginning of period	9,202	2,803	4,466
Cash and cash equivalents at end of period	$5,540	$9,202	$2,803

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$14,141	$12,616	$14,400
Income taxes	$25	$29	$11
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

T-11 Inc. (T-11) and WLFC-AC1 Inc. are wholly-owned consolidated subsidiaries of Willis and were established to purchase, lease and resell commercial aircraft engines and parts.  T-11 is a California corporation and WLFC-AC1 Inc., is incorporated in Delaware.

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

(g)  Interest Rate Hedging

The Company has entered into various derivative instruments to mitigate its exposure on its variable rate borrowings.  The derivative instruments are fixed-rate interest swaps and caps.  The differential to be paid or received under the derivative instruments is charged or credited to realized and unrealized (gains) and losses on derivative instruments in net finance costs.

As of the balance sheet date, none of the derivative instruments the Company has entered into qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”).  The fair value of the derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments.  The change in the fair value is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs.  See Note 2 Restatement for additional information.

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

(j)    Sale of Leased Equipment

The Company regularly sells equipment from its lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits or maintenance reserves associated with the engine are not included in the sale the Company includes such items in its calculation of gain or loss. The Company also engages in engine exchanges and, where the cash element of the exchange exceeds 25% of the fair value of the transaction, the exchange is treated as a monetary one and the gain or loss on sale is recognized.

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

(q)  Stock Options

The Company accounts for its two stock based compensation plans (as described in Note 11) using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2004.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS 148, the Company’s net income and earnings per share would have been as follows:

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
	(in thousands except for per share data)
Net income as reported	$5,483	$5,093	$3,835
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(748)	(651)	(929)
Proforma net income	$4,735	$4,442	$2,906

Basic earnings per common share as reported	$0.61	$0.58	$0.43
Basic earnings per common share pro forma	$0.53	$0.50	$0.33

Diluted earnings per common share as reported	$0.59	$0.57	$0.43
Diluted earnings per common share pro forma	$0.51	$0.50	$0.33

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.61%	2.89%	3.47%	1.84%	1.21%	3.94%
Expected volatility	69.15%	72.07%	72.80%	69.59%	71.35%	72.80%
Expected life (in years)	5.17	3.97	3.89	0.5 – 2.0	0.5 -1.0	0.5-2.0

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

(2) Restatements

(a)  Financial Statement Classifications

The Company reviewed its financial statement presentation and disclosure in response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings.  As a result, the Company filed an amended 10-K on August 3, 2005, restating the consolidated statement of income for the year ended December 31, 2002, to reclassify a portion of the Company’s revenue for a net gain on debt prepayment to classify such gain as a separate item as part of expenses.

In response to comments from the Staff the Company also restated the consolidated balance sheets for December 31, 2004 and 2003, to separately classify cash that is restricted in connection with the Company’s borrowings.  The restricted cash was previously disclosed in narrative form and included within the description for cash and cash equivalents.  The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002, have been restated to reflect the impact of this change.

The changes to the Company’s presentation described above do not change the Company’s total assets, total liabilities, total shareholders’ equity or net income.  All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this Annual Report on Form 10-K/A (in thousands) are shown as follows:

	For the Year Ended December 31, 2002
Consolidated Income Statement Information	As Previously Filed	As Restated
REVENUE
Net gain on debt extinguishment	$4,073	$—
Total revenues	59,952	55,879
EXPENSES
Interest expense	—	19,110
Interest income	—	(432)
Net gain on debt extinguishment	—	(4,073)
Total expenses	36,940	51,545
Interest expense	19,110	—
Interest income	(432)	—
Net finance costs	18,678	—
Income before income taxes	4,334	4,334

For the years ended December 31, 2004, 2003 and 2002, the Company is reclassifying interest expense and interest income in the consolidated statements of income.  Due to the reclassification, earnings from operations is no longer presented within the statements of income.

	December 31, 2004		December 31, 2003
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Cash and cash equivalents	$51,864	$5,540	$42,986	$9,202
Restricted cash	—	46,324	—	33,784

	For the Years Ended December 31,
	2004		2003		2002
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated	As Previously Filed	As Restated
Changes in assets and liabilities:
Restricted cash	$—	$(12,540)	$—	$(9,298)	$—	$(4,135)
Net cash provided by operating activities	42,661	30,121	41,893	32,595	31,597	27,462
Increase (decrease) in cash and cash equivalents	8,878	(3,662)	15,697	6,399	2,472	(1,663)
Cash and cash equivalents at beginning of period	42,986	9,202	27,289	2,803	24,817	4,466
Cash and cash equivalents at end of period	51,864	5,540	42,986	9,202	27,289	2,803

(b)  Derivative Accounting

This amendment addresses the restatement of the consolidated financial statements for the Company’s inappropriate application of accounting for derivative related transactions under SFAS 133.

The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

In addition, a portion of the Company’s interest payments was based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

As a result of these deficiencies the accompanying financial statements for the years ended December 31, 2004, 2003, and 2002, are being restated to reflect the change in the fair value of derivative contracts in the income statement and not in other comprehensive income where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.

All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this Annual Report on Form 10-K/A (in thousands) are shown as follows:

	For the Years ended December 31,
	2004		2003		2002
Consolidated Income Statement Information	As Previously Filed	As Restated	As Previously Filed	As Restated	As Previously Filed	As Restated
Expenses:
Net finance costs:
Interest expense	$18,449	$16,350	$17,409	$14,957	$19,110	$16,262
Interest income	(434)	(434)	(244)	(244)	(432)	(432)
Net (gain) on debt extinguishment	—	—	—	—	(4,073)	(4,073)
Realized and unrealized (gains) and losses on derivative instruments	—	(465)	—	1,160	—	2,477
Total net finance costs	18,015	15,451	17,165	15,873	14,605	14,234
Total expenses	56,581	54,017	53,975	52,683	51,545	51,174

Income before income taxes	5,358	7,922	5,894	7,186	4,334	4,705
Income tax expense	(1,501)	(2,439)	(1,717)	(2,093)	(738)	(870)
Net income	3,857	5,483	4,177	5,093	3,596	3,835

For the years ended December 31, 2004, 2003 and 2002, the net decrease (increase) in fair value of derivative instruments, is included in realized and unrealized (gains) and losses on derivative instruments as a part of net finance costs in the consolidated statements of income.

	December 31, 2004		December 31, 2003
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Accumulated other comprehensive gain/(loss), net of tax expense	$966	$—	$(660)	$—
Retained earnings	52,781	53,747	48,924	48,264

	For the Years Ended December 31,
	2004		2003		2002
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated	As Previously Filed	As Restated
Net income	$3,857	$5,483	$4,177	$5,093	$3,596	$3,835
Changes in the fair value of derivative instruments	—	(2,086)	—	(1,157)	—	(371)
Change in other assets	1,735	1,257	(205)	(340)	366	366
Change in deferred income taxes	1,474	2,412	1,707	2,083	729	861
Net cash provided by operating activities	30,121	30,121	32,595	32,595	27,462	27,462

There have also been changes to notes 1, 7, 8, 9, and 12 to the consolidated financial statements.

The Company’s lenders have waived all non-compliance with debt covenants resulting from this restatement.

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

Included in “off-lease and other” is equipment that is held for disposal totaling approximately $5.5 million at December 31, 2004, and $7.0 million at December 31, 2003.

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

The net investment in direct finance leases on December 31, 2004 and 2003, was as follows:

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

(5) Investments

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

(6) Notes Payable

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

At December 31, 2004, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2004, $31.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at December 31, 2004, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At December 31, 2004, the Company had a fully drawn $216.0 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a six-month revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are favorable or acceptable to the Company. The Company will either renegotiate this facility with its lenders or the facility will go into its amortization period.  The facility notes are divided into $194.4 million Class A notes and $21.6 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at December 31, 2004, is $21.6 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At December 31, 2004, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

At December 31, 2004, the Company had warehouse and revolving credit facilities totaling $364.5 million compared to $344.0 million at December 31, 2003. At December 31, 2004 and 2003, respectively, $31.5 million and $30.0 million were available under these combined facilities.

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

(7) Derivative Instruments

The Company holds a number of interest rate derivative instruments to mitigate its exposure to changes in interest rates, in particular LIBOR, as 97% of the Company’s borrowings are at variable rates. In addition, WEF is required under its credit agreement to hedge a portion of its borrowings. At December 31, 2004, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 27 and 37 months and fixed rates of between 2.52% and 3.45%. The fair value of these swaps at December 31, 2004, was positive $1.4 million and represented the estimated amount the Company would receive if it terminated the swaps. The Company purchased a number of forward-commencing interest rate caps during the second quarter of 2002. These caps have notional amounts of $60.0 million, with 3 year terms, and effective dates commencing in 2003 and rates capped at 5.5%. At December 31, 2004, the estimated fair value of the caps was zero.

Under the swap contracts, the difference between the index and the fixed rate that is paid or received by the Company is charged or credited to realized and unrealized (gains) and losses on derivative instruments in net finance costs.

The Company uses an external provider to ascertain the fair value of the interest-rate derivative contracts as of the balance sheet date. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation during the period.

As of the balance sheet date and for all the periods presented, none of the derivative instruments the Company has entered into qualify for hedge accounting in accordance with SFAS 133.  The fair value of the derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments.  The change in fair value is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs.  See Note 2 Restatement for additional information.

Based on the implied forward rate for LIBOR at December 31, 2004, the Company anticipates that interest expense will be decreased by approximately $0.2 million for the year ending December 31, 2005 due to the interest-rate derivative contracts in place.

(8) Income Taxes

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(as restated)	(as restated)	(as restated)
	(in thousands)
December 31, 2004
Current	$—	$23	$23
Deferred	1,774	476	2,250
Charges in lieu of tax	145	21	166
Total 2004	$1,919	$520	$2,439

December 31, 2003
Current	$—	$10	$10
Deferred	1,623	456	2,079
Charges in lieu of tax	3	1	4
Total 2003	$1,626	$467	$2,093

December 31, 2002
Current	$—	$13	$13
Deferred	1,114	(331)	783
Charges in lieu of tax	86	(12)	74
Total 2002	$1,200	$(330)	$870

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years ended December 31,
	2004		2003		2002
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	2,693	34	2,443	34	1,600	34
State taxes, net of federal benefit	374	5	287	4	(216)	(5)
Extraterritorial income exclusion	(671)	(9)	(661)	(9)	(533)	(11)
Other	43	1	24	—	19	—
Effective income tax expense	2,439	31	2,093	29	870	18

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Charitable contribution	$83	$67
Unearned lease revenue	1,968	2,411
State taxes	8	9
Reserves and allowances	309	161
Alternative minimum tax credit	335	335
Net operating loss carry forward	37,789	30,410
Total gross deferred tax assets	40,492	33,393
Less valuation allowances	(115)	(115)
Net deferred tax assets	40,377	33,278

Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(67,552)	(59,145)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(355)	584
Net deferred tax liabilities	(67,907)	(58,561)

Net deferred tax assets/(liabilities)	$(27,530)	$(25,283)

As of December 31, 2004, the Company had net operating loss carry forwards of approximately $108.2 million for federal tax purposes and $17.0 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2024 and the state net operating loss carry forwards will expire at various times from 2006 to 2014. However, in 2002, the Company provided for a valuation allowance against California net operating losses (NOL’s) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group. As of December 31, 2004, the Company also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

(9) Risk Management Issues

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap and cap agreements.  As of December 31, 2004, such swap agreements had notional outstanding amounts of $100.0 million, average remaining terms of between 27 and 37 months and average fixed rates of between 2.52% and 3.45%. Caps had notional amounts of $60.0 million, effective dates commencing in 2003, with remaining terms of between three and four months and rates capped at 5.5%

The cash settlements on these derivative instrument arrangements created additional expense of $1.6 million and $2.3 million, for 2004 and 2003, respectively.  This additional expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs.  For further information see Note 1(g) and Note 7.

(10) Commitments, Contingencies, Guarantees and Indemnities

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

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Total revenue	$15,086	$15,057	$14,684	$17,112	$61,939
Net income (loss)	502	3,327	(245)	1,899	5,483

Basic earnings (loss) per common share	0.06	0.37	(0.03)	0.21	0.61

Diluted earnings (loss) per common share	0.05	0.36	(0.03)	0.20	0.59

Average common shares outstanding	8,856	8,908	8,959	8,975	8,925
Diluted average common shares outstanding	9,161	9,315	8,959	9,330	9,276

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Total revenue	$14,042	$15,612	$14,185	$16,030	$59,869
Net income	695	812	1,533	2,053	5,093

Basic earnings per common share	0.08	0.09	0.17	0.23	0.58

Diluted earnings per common share	0.08	0.09	0.17	0.23	0.57

Average common shares outstanding	8,836	8,838	8,841	8,844	8,840
Diluted average common shares outstanding	8,875	8,874	8,889	8,960	8,888

Fiscal 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Total revenue	$14,352	$13,408	$14,005	$14,114	$55,879
Net income	1,499	485	(42)	1,893	3,835

Basic earnings per common share	0.17	0.05	0.00	0.21	0.43

Diluted earnings per common share	0.17	0.05	0.00	0.21	0.43

Average common shares outstanding	8,828	8,830	8,832	8,834	8,831
Diluted average common shares outstanding	8,854	8,852	8,832	8,857	8,851

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

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 34% of the Company’s stock as of December 31, 2004. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $16.0 million, for remaining periods of between two and four years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guarantees of IslandAir’s leases from the Company.

The Company entered into a Consignment Agreement dated April 30, 2004, with Avsets.com, Inc. to sell parts from a disassembled engine.  J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. The book value of the parts consigned to Avsets.com is approximately $19,000.

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