Form 10-Q/A
period 2005-03-31
WILLIS LEASE FINANCE CORP
filed 2005-11-29
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 2 to its Form 10-Q for the quarter ended March 31, 2005 (the “2005 First Quarter 10-Q”), which was originally filed on May 16, 2005, and subsequently amended on August 3, 2005.  This Amendment No. 2 addresses the restatement of the consolidated financial statements for the Company’s inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

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

•                       A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information.  The Company’s consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows were restated to reflect the change in the fair market value of derivative contracts in the income statement and not in other comprehensive income where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.  The restatements contained within this Form 10-Q/A Amendment No. 2 do not affect the economics of the derivative instrument transactions but the change in the accounting presentation significantly increases the volatility in earnings quarter to quarter within a year and between years.  The effect on net income, retained earnings and components of shareholders’ equity will differ from period to period.

The accounting restatement for derivative instruments had the following effect on the Company’s consolidated statements of income, consolidated balance sheets and consolidated cash flow accounts:

	Increase (Decrease)
	For the three months ended March 31,
	2005	2004
Consolidated Statements of Income:
Interest expense	$(262)	$(585)
Realized and unrealized (gains) and losses on derivative instruments	(1,277)	1,246
Income tax expense	543	(194)
Net income	996	(467)

Consolidated Statements of Cash Flows:
Net income	$996	$(467)
Amortization of deferred costs	(753)	(638)
Change in fair value of derivative instruments	(1,371)	754
Change in other assets	585	545
Change in deferred income taxes	543	(194)
Cash flows from operating activities	—	—

	March 31, 2005	December 31, 2004
Consolidated Balance Sheets:
Accumulated other comprehensive income	$(1,962)	$(966)
Retained earnings	1,962	966
Total shareholders’ equity	—	—

Included in this restatement is a reclassification on the statement of cash flows from amortization of deferred costs to changes in other assets to correct for the erroneous inclusion of amortization of prepaid expenses in this line item.

For the convenience of the reader, this Form 10-Q/A Amendment No. 2 sets forth the complete text of the originally filed 2005 First Quarter 10-Q as amended rather than just the amended portions thereof.

This Form 10-Q/A Amendment No. 2 should be read in conjunction with the Company’s Form 10-K/A Amendment No. 3 for the year ended December 31, 2004, the Company’s Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2005 and the Company’s Form 10-Q for the quarter ended September 30, 2005, which are being filed concurrently.  The following items have been amended as a result of the restatements and reclassifications described above:

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

•                  Part II – Item 6 – Exhibits

•                  Exhibit 31.1 – Certification – Chief Executive Officer

•                  Exhibit 31.2 – Certification – Chief Financial Officer

•                  Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2005	December 31, 2004
	(As restated)	(As restated)
ASSETS
Cash and cash equivalents	$2,756	$5,540
Restricted cash	38,849	46,324
Equipment held for operating lease, less accumulated depreciation of $88,733 and $83,881 at March 31, 2005 and December 31, 2004, respectively	509,799	511,443
Operating lease related receivable, net of allowances of $415 and $400 at March 31, 2005 and December 31, 2004, respectively	1,697	1,630
Notes receivable	4,717	436
Investments	1,480	1,480
Assets under derivative instruments	2,769	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,329 and $1,259 at March 31, 2005 and December 31, 2004, respectively	7,936	7,537
Other assets	8,960	9,670
Total assets	$578,963	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,516	$7,280
Deferred income taxes	28,293	27,530
Notes payable	361,722	369,840
Maintenance reserves	57,835	56,871
Security deposits	2,154	2,088
Unearned lease revenue	5,257	5,381
Total liabilities	460,777	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,026,698 and 8,998,365 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	90	90
Paid-in capital in excess of par	62,787	62,631
Retained earnings	55,309	53,747
Total shareholders’ equity	118,186	116,468
Total liabilities and shareholders’ equity	$578,963	$585,458

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2005	2004
	(as restated)	(as restated)
REVENUE
Lease revenue	$15,035	$14,764
Gain on sale of leased equipment	732	148
Other income	101	174
Total revenue	15,868	15,086

EXPENSES
Depreciation expense	6,040	5,722
General and administrative	3,647	3,691
Net finance costs:
Interest expense	5,341	3,778
Interest income	(208)	(58)
Realized and unrealized (gains) and losses on derivative instruments	(1,277)	1,246
Total net finance costs	3,856	4,966
Total expenses	13,543	14,379

Income before income taxes	2,325	707
Income tax expense	(763)	(205)
Net income	$1,562	$502

Basic earnings per common share:	$0.17	$0.06

Diluted earnings per common share:	$0.17	$0.05

Average common shares outstanding	9,006	8,856
Diluted average common shares outstanding	9,401	9,161

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2005 and 2004

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Retained Earnings	Total Shareholders’ Equity
				(as restated)
Balances at December 31, 2003	8,847	$88	$61,710	$48,264	$110,062

Net income (as restated)	—	—	—	502	502

Shares issued under stock compensation plans	40	1	205	—	206

Balances at March 31, 2004	8,887	$89	$61,915	$48,766	$110,770

Balances at December 31, 2004	8,998	$90	$62,631	$53,747	$116,468

Net income (as restated)	—	—	—	1,562	1,562

Shares issued under stock compensation plans	29	—	156	—	156

Balances at March 31, 2005	9,027	$90	$62,787	$55,309	$118,186

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months ended March 31,
	2005	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$1,562	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,040	5,722
Amortization of deferred costs	701	574
Amortization of loan discount	—	130
Allowances and provisions	15	25
Change in fair value of derivative instruments	(1,371)	754
Gain on sale of leased equipment	(732)	(148)
Changes in assets and liabilities:
Receivables	(82)	(2,079)
Other assets	55	976
Accounts payable and accrued expenses	(1,764)	2,605
Deferred income taxes	763	202
Restricted cash	7,475	175
Maintenance reserves	4,169	357
Security deposits	66	(93)
Unearned lease revenue	(124)	(1,184)
Net cash provided by operating activities	16,773	8,518
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	1,529	386
Proceeds from principal payment of notes receivable	69	—
Purchase of equipment held for operating lease	(12,692)	(3,466)
Purchase of property, equipment and furnishings	(469)	(70)
Net principal payments received on direct finance lease	—	298
Net cash (used in)/provided by investing activities	(11,563)	(2,852)
Cash flows from financing activities:
Proceeds from issuance of notes payable	16,916	5,000
Proceeds from issuance of common stock	124	206
Principal payments on notes payable	(25,034)	(16,823)
Net cash (used in)/provided by financing activities	(7,994)	(11,617)
Decrease in cash and cash equivalents	(2,784)	(5,951)
Cash and cash equivalents at beginning of period	5,540	9,202

Cash and cash equivalents at end of period	$2,756	$3,251

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,772	$3,444
Income Taxes	$18	$24

Supplemental disclosure of non-cash investing activities:
In March 2005, a note receivable of $4,350 was received in connection with the Company’s sale of an engine.
During the three months ended March 31, 2005, $3,205 of maintenance reserves was included in the gain on the sale of leased equipment.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K/A Amendment No. 3 for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, and December 31, 2004, and the results of its operations for the three month periods ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004.  The results of operations and cash flows for the period ended March 31, 2005, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005.

Management considers the operations of the Company to operate in one reportable segment.

2.              Restatements

(a)       Financial Statement Classifications

The Company reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission in a normal periodic review of the Company’s filings.  As a result, on August 3, 2005, the Company filed an amended 10-Q restating the consolidated balance sheets for March 31, 2005, and December 31, 2004, to separately classify cash that is restricted in connection with the Company’s borrowings.  The Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense reduction and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  The restricted cash was previously disclosed in narrative form and included within the description for cash and cash equivalents.  The consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, have been restated to reflect the impact of this change.

The changes to the Company’s presentation described above do not change the Company’s total assets, total liabilities, shareholders’ equity, revenue or net income.  All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in the 2005 First Quarter 10-Q/A Amendment No. 1 (in thousands) are shown as follows:

	March 31, 2005		December 31, 2004
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Cash and cash equivalents	$41,605	$2,756	$51,864	$5,540
Restricted cash	—	38,849	—	46,324

	For the Three Months Ended March 31,
	2005		2004
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated

Changes in assets and liabilities:
Restricted cash	$—	$7,475	$—	$175
Net cash provided by operating activities	9,298	16,773	8,343	8,518
Decrease in cash and cash equivalents	(10,259)	(2,784)	(6,126)	(5,951)
Cash and cash equivalents at beginning of period	51,864	5,540	42,986	9,202
Cash and cash equivalents at end of period:
Unrestricted cash and cash equivalents	2,756	—	3,251	—
Restricted cash and cash equivalents	38,849	—	33,609	—
Cash and cash equivalents at end of period	41,605	2,756	36,860	3,251

(b) Derivative Accounting

The Company is restating the consolidated financial statements for inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

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

In addition, a portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

The consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows have been restated to reflect the change in the fair value of derivative contracts in the income statement and not in comprehensive income where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.

The accounting restatement for derivative instruments had the following effect on the Company’s consolidated statements of income, balance sheets and cash flow accounts:

	For the Three Months Ended March 31,
	2005		2004
Consolidated Statements of Income	As Previously Filed	As Restated	As Previously Filed	As Restated
EXPENSES
Net finance costs:
Interest expense	$5,603	$5,341	$4,363	$3,778
Realized and unrealized (gains) and losses on derivative instruments	—	(1,277)	—	1,246
Total net finance costs	5,395	3,856	4,305	4,966
Total expenses	15,082	13,543	13,718	14,379

Income before income taxes	786	2,325	1,368	707
Income tax expense	(220)	(763)	(399)	(205)
Net income	566	1,562	969	502

	March 31, 2005		December 31, 2004
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Accumulated other comprehensive income	$1,962	$—	$966	$—
Retained earnings	53,347	55,309	52,781	53,747

	For the Three Months Ended March 31,
	2005		2004
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated

Net income	$566	$1,562	$969	$502
Amortization of deferred costs	1,454	701	1,212	574
Change in fair value of derivative instruments	—	(1,371)	—	754
Change in other assets	(530)	55	431	976
Change in deferred income taxes	220	763	396	202
Net cash provided by operating activities	16,773	16,773	8,518	8,518

Included in this restatement is a reclassification on the statement of cash flows from amortization of deferred costs to changes in other assets to correct for the erroneous inclusion of amortization of prepaid expenses in this line item.

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

6.              Notes Payable

At March 31, 2005, notes payable consists of loans totaling $361.7 million payable over periods of three months to seven years with interest rates varying between approximately 4.5% and 8.6% (excluding the effect of the Company’s interest rate derivative instruments). The significant facilities are described below.

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

At March 31, 2005, the Company had a $209.1 million debt warehouse facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment The facility’s structure is designed to facilitate the issuance of public or private securitized notes. There is no assurance that a securitization can be completed or completed on terms that are acceptable to the Company. The facility notes are divided into $188.2 million Class A notes and $20.9 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at March 31, 2005, is $20.9 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At March 31, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is 1-month LIBOR plus a weighted average spread of 5.32%.

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
$361,722

7.              Derivative Instruments

The Company holds a number of interest rate derivative instruments to mitigate its exposure to changes in interest rates, in particular one-month LIBOR, as 97% of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  At March 31, 2005, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100.0 million, remaining terms of between 24 and 34 months and fixed rates of between 2.52% and 3.45%.  The fair value of these derivative instruments at March 31, 2005, was positive $2.8 million and represented the estimated amount the Company would receive if it terminated the derivative instruments.  At March 31, 2005, the Company was also party to a number of interest rate caps. These caps have notional amounts of $40.0 million, remaining terms of between 1 and 13 months, with rates capped at between 5.0% and 5.5%. At March 31, 2005, the fair value of the caps was approximately zero.

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

Based on the estimated forward rate of LIBOR at March 31, 2005, the Company anticipates that net finance costs will be decreased by approximately $0.9 million for the 12 months ending March 31, 2006 due to the interest rate derivative contracts in place.

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

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending March 31,
	(dollars in thousands, except per share data)
	2005	2004
	(as restated)	(as restated)
Net income as reported	$1,562	$502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(133)	(188)
Proforma net income	$1,429	$314

Basic earnings per common share as reported	$0.17	$0.06
Basic earnings per common share pro forma	$0.16	$0.04

Diluted earnings per common share as reported	$0.17	$0.05
Diluted earnings per common share pro forma	$0.15	$0.03

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

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

Results of Operations

Three months ended March 31, 2005, compared to the three months ended March 31, 2004:

Leasing Related Activities.  Lease related revenue for the quarter ended March 31, 2005, increased 1.8% to $15.0 million from $14.8 million for the comparable period in 2004. This increase mainly reflects an increase in lease rates offset by a decrease in amount of equipment on-lease. At March 31, 2005 and 2004, respectively, approximately 89% and 88% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at March 31, 2005 and 2004, was $509.8 million and $502.3 million, respectively.

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

Net finance costs.  Net finance costs consist of interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 41.4% to $5.3 million for the quarter ended March 31, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $0.2 million for the quarter ended March 31, 2005. Interest is earned on cash and deposits held and notes receivable.  Realized and unrealized gains on derivative instruments reduced net finance costs by $1.3 million in the quarter ended March 31, 2005, while costs were increased by $1.2 million in the same quarter of 2004, because the derivative contracts were more valuable by the end of the first quarter of 2005 due to the increase in interest rates.

General and Administrative Expenses.  General and administrative expenses decreased 1.2% to $3.6 million for the quarter ended March 31, 2005, from the comparable period in 2004, mainly due to decreased employee costs and engine-related maintenance expenses, offset by increased transportation and outside technical services costs.

Income Taxes.  Income tax expense for the quarters ended March 31, 2005 and 2004, was $0.8 million and $0.2 million, respectively. The effective tax rates for the quarters ended March 31, 2005 and 2004, were 33% and 29%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2005 compared to 2004.

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

In December 2004, FASB issued SFAS 123 (R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 8 to its Financial Statements. In April 2005, the SEC adopted a new rule allowing companies to implement Statement No. 123(R) for fiscal years beginning after June 15, 2005.

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

At March 31, 2005, notes payable consist of loans totaling $361.7 million payable over periods of three months to seven years with interest rates varying between approximately 4.5 % and 8.6% (excluding the effect of the Company’s interest rate derivative instruments). The interest rates on the variable rate debt include one-month LIBOR at March 31, 2005, of 2.87%. The significant facilities are described below.

At March 31, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2005, $28.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at March 31, 2005, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees.

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

At March 31, 2005, the Company had warehouse and revolving credit facilities totaling $357.6 million compared to $364.5 million at December 31, 2004. At March 31, 2005, and December 31, 2004, respectively, $28.5 million and $31.5 million were available under these combined facilities.

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

As discussed in Explanatory Note, we are restating our financial statements for the quarters ended March 31, 2005 and 2004, with respect to the accounting for certain interest rate derivative transactions. The errors identified related to the accounting for interest rate derivatives used to mitigate our interest rate exposure to our floating rate debt.  When interest rate derivatives are “effective” under the technical requirements of SFAS 133, they offset the variability of the expected future cash flows both economically and for financial reporting purposes.  The effect of our inability to apply hedge accounting for the interest rate derivatives is that changes in their fair values must be recorded in earnings each period.  As a result, reported net income will be directly influenced by the market valuation of these contracts.

The table in Explanatory Note shows the effect of the accounting restatement related to the interest rate derivative instruments that we had designated as hedges against future interest rate cash outflows on our previously reported earnings for the quarters ended March 31, 2005 and 2004.  Aggregate cash flows were unaffected by the restatement.

The cash settlements on these derivative instrument arrangements created additional expense of $0.1 million and $0.5 million, for the three month period ended March 31, 2005 and 2004, respectively.  This additional expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs.  For further information see Note 7.  The Company will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties.  The Company plans to hedge additional amounts of its floating rate debt during the remainder of 2005. The Company will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $352.5 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including derivative instruments), in interest expense of $2.5 million and $4.9 million per annum, respectively.

The Company hedges a portion of its borrowings, effectively fixing the rate of these borrowings (refer to “Management of Interest Rate Exposure” for more details of the Company’s hedging arrangements and Note 7 for its accounting treatment). Such hedging activities may limit the Company’s ability to participate in the benefits of any decrease in interest rates, but may also protect the Company from increases in interest rates. See also, Note 2 Restatement.  Other financial assets and liabilities are at fixed rates.

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

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  As of May 16, 2005, at the time of the original filing of the Company’s Form 10-Q for the quarter ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

Financial Statement Classifications

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002.  As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense reduction and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  In accordance with APB Opinion No. 20, paragraphs 36 and 37, the Company has reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002, presented in the amended Annual Report on Form 10-K/A Amendment No. 3.

The Company concluded that the inclusion of restricted cash in the line items on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness.  Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

As a result of the restatement of its consolidated balance sheets, statements of income and statements of cash flows, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in its internal control over financial reporting as of December 31, 2004, related to the presentation on its statement of income for the year ended December 31, 2002, for the net gain on debt prepayment and on its balance sheets and statements of cash flows for years ended December 31, 2004, 2003 and 2002, for cash that is restricted in connection with the Company’s borrowings.  To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

Derivative Accounting

On October 28, 2005, the Company announced that it was restating its 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity, and statements of cash flows to address the Company’s inappropriate application of accounting for derivative related transactions. The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation:

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

As a result of the restatement, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in its internal control over financial reporting related to the reporting of the change in fair value of derivative contracts.  The Company did not maintain effective controls over the documentation and valuation of derivative transactions since the implementation of SFAS 133 in 2001.  Specifically, the documentation and effectiveness testing was not reviewed and validated regularly to ensure compliance with SFAS 133 and related implementation issues.

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

(b) Changes in internal controls.  During the quarter ended March 31, 2005, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-K/A Amendment No. 3 for the quarter ended December 31, 2004.

PART II - OTHER INFORMATION

Item 6.           Exhibits

(a) Exhibits

EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, filed on March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation filed on May 6, 1998. Incorporated by reference to Exhibits 4.01 and 4.02 of the Company’s report on Form 8-K filed on June 23, 1998.

3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of the Company’s report in Form 10-K/A for the year ended December 31, 2004.

3.3	Amendment to Bylaws of Willis Lease Finance Corporation dated November 13, 2001. Incorporated by reference to Exhibit 3.3 of the Company’s report in Form 10-K/A for the year ended December 31, 2004.

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

Exhibit Number	Description

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

Exhibit Number	Description
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

10.37	The Company’s Employee Stock Purchase Plan As Amended and Restated Effective August 1, 2004. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on August 11, 2004.

Exhibit Number	Description

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

10.40

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.42 of the Company’s report in Form 10-K/A for the year ended December 31, 2004.

10.41

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.43 of the Company’s report in Form 10-K/A for the year ended December 31, 2004.

10.42

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.44 of the Company’s report in Form 10-K/A for the year ended December 31, 2004.

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

Date:	November 23, 2005

Willis Lease Finance Corporation

		By:	/s/ Monica J. Burke

Monica J. Burke
Chief Financial Officer