Form 10-Q/A
period 2005-06-30
WILLIS LEASE FINANCE CORP
filed 2005-11-29
CIK 1018164

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

EXPLANATORY NOTE

Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2005 (the “2005 Second Quarter 10-Q”), which was originally filed on August 15, 2005.  This amendment addresses the restatement of the consolidated financial statements for the Company’s inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standards  No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

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

Please refer to Note 2 to the accompanying consolidated financial statements for additional information.  The Company’s consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows were restated to reflect the change in the fair value of derivative contracts in the income statement and not in other comprehensive income where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.  The restatements contained within this Form 10-Q/A Amendment No. 1 do not affect the economics of the derivative contract transactions but the change in the accounting presentation significantly increases the volatility in earnings quarter to quarter within a year and between years.  The effect on net income, retained earnings and the components of shareholders’ equity will differ from period to period.

The accounting restatement for derivative instruments had the following effect on the Company’s consolidated statements of income, consolidated balance sheets and consolidated cash flow accounts:

	Increase (Decrease)
	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Consolidated Statements of Income:
Interest expense	$28	$(653)	$(234)	$(1,238)
Realized and unrealized (gains) and losses on derivative instruments	888	(2,993)	(389)	(1,747)
Income tax expense	(315)	1,234	228	1,040
Net income	(601)	2,412	395	1,945

Consolidated Statements of Cash Flows:
Net income			$395	$1,945
Amortization of deferred costs			(1,279)	(1,240)
Change in fair value of derivative instruments			(455)	(2,778)
Change in other assets			1,111	1,033
Change in deferred income taxes			228	1,040
Cash flows from operating activities			—	—

	June 30, 2005	December 31, 2004
Consolidated Balance Sheets:
Accumulated other comprehensive income	$(1,361)	$(966)
Retained earnings	1,361	966
Total shareholders’ equity	—	—

Included in this restatement is a reclassification on the statement of cash flows from amortization of deferred costs to changes in other assets to correct for the erroneous inclusion of amortization of prepaid expenses in this line item.

For the convenience of the reader, this Form 10-Q/A Amendment No. 1 sets forth the complete text of the originally filed 2005 Second Quarter 10-Q rather than just the amended portions thereof.

This Form 10-Q/A Amendment No. 1 should be read in conjunction with the Company’s Form 10-K/A Amendment No. 3 for the year ended December 31, 2004 and the Company’s Form 10-Q for the quarter ended September 30, 2005, which are being filed concurrently.  The following items have been amended as a result of the restatements and reclassifications described above:

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

•      Part II – Item 6 – Exhibits

•      Exhibit 31.1 – Certification – Chief Executive Officer

•      Exhibit 31.2 – Certification – Chief Financial Officer

•                  Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2005	December 31, 2004
	(as restated)	(as restated)
ASSETS
Cash and cash equivalents	$4,383	$5,540
Restricted cash	42,959	46,324
Equipment held for operating lease, less accumulated depreciation of $91,028 and $83,881 at June 30, 2005 and December 31, 2004, respectively	499,163	511,443
Operating lease related receivable, net of allowances of $430 and $400 at June 30, 2005 and December 31, 2004, respectively	3,473	1,630
Notes receivable	298	436
Investment	1,480	1,480
Assets under derivative instruments	1,852	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,447 and $1,259 at June 30, 2005 and December 31, 2004, respectively	7,826	7,537
Other assets	9,582	9,670
Total assets	$571,016	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,195	$7,280
Deferred income taxes	28,581	27,530
Notes payable	349,019	369,840
Maintenance reserves	58,284	56,871
Security deposits	3,685	2,088
Unearned lease revenue	3,845	5,381
Total liabilities	451,609	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,081,798 and 8,998,365 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	91	90
Paid-in capital in excess of par	63,044	62,631
Retained earnings	56,272	53,747
Total shareholders’ equity	119,407	116,468
Total liabilities and shareholders’ equity	$571,016	$585,458

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
REVENUE
Lease revenue	$15,498	$14,360	$30,533	$29,124
Gain on sale of leased equipment	2,416	542	3,148	690
Other income	126	155	227	329
Total revenue	18,040	15,057	33,908	30,143

EXPENSES
Depreciation expense	6,083	5,603	12,123	11,325
Write-down of equipment	—	577	—	577
General and administrative	4,454	3,434	8,101	7,125
Net finance costs:
Interest expense	5,622	3,586	10,963	7,364
Interest income	(265)	(84)	(473)	(142)
Realized and unrealized (gains) and losses on derivative instruments	888	(2,993)	(389)	(1,747)
Total net finance costs	6,245	509	10,101	5,475
Total expenses	16,782	10,123	30,325	24,502

Income before income taxes	1,258	4,934	3,583	5,641
Income tax expense	(295)	(1,607)	(1,058)	(1,812)
Net income	$963	$3,327	$2,525	$3,829

Basic earnings per common share:	$0.11	$0.37	$0.28	$0.43

Diluted earnings per common share:	$0.10	$0.36	$0.27	$0.41

Average common shares outstanding	9,047	8,908	9,027	8,882
Diluted average common shares outstanding	9,471	9,315	9,438	9,242

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2005 and 2004

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Retained Earnings	Total Shareholders’ Equity
				(as restated)
Balances at December 31, 2003	8,847	$88	$61,710	$48,264	$110,062

Net income	—	—	—	3,829	3,829

Shares issued under stock compensation plans	106	2	535	—	537

Balances at June 30, 2004	8,953	$90	$62,245	$52,093	$114,428

Balances at December 31, 2004	8,998	$90	$62,631	$53,747	$116,468

Net income	—	—	—	2,525	2,525

Shares issued under stock compensation plans	83	1	413	—	414

Balances at June 30, 2005	9,081	$91	$63,044	$56,272	$119,407

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months ended June 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$2,525	$3,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,123	11,325
Write-down of equipment	—	577
Amortization of deferred costs	1,248	1,069
Amortization of loan discount	—	186
Allowances and provisions	30	(77)
Change in fair value of derivative instruments	(455)	(2,778)
Gain on sale of leased equipment	(3,148)	(690)
Changes in assets and liabilities:
Receivables	(1,873)	(546)
Other assets	(1,038)	1,042
Accounts payable and accrued expenses	907	(1,268)
Deferred income taxes	1,058	1,812
Restricted cash	3,365	(3,376)
Maintenance reserves	9,161	7,220
Security deposits	1,597	(68)
Unearned lease revenue	(1,536)	(1,567)
Net cash provided by operating activities	23,964	16,690
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	16,112	2,933
Proceeds from principal payment of notes receivable	4,488	—
Purchase of equipment held for operating lease	(24,760)	(12,076)
Purchase of property, equipment and furnishings	(477)	(92)
Net principal payments received on direct finance lease	—	3,744
Net cash (used in)/provided by investing activities	(4,637)	(5,491)
Cash flows from financing activities:
Proceeds from issuance of notes payable	31,416	10,000
Debt issuance cost	(75)	(729)
Proceeds from issuance of common stock	412	537
Principal payments on notes payable	(52,237)	(21,014)
Net cash (used in)/provided by financing activities	(20,484)	(11,206)
Decrease in cash and cash equivalents	(1,157)	(7)

Cash and cash equivalents at beginning of period	5,540	9,202

Cash and cash equivalents at end of period	$4,383	$9,195

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$9,934	$7,099
Income Taxes	$18	$25

Supplemental disclosure of non-cash investing activities:
During the six months ended June 30, 2005, $7,748 of maintenance reserves were included in the gain on the sale of leased equipment.
At June 30, 2005 and 2004 a liability of $1,750 and $4,093 were incurred in connection with the Company’s purchase and capital improvement of engines.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, and December 31, 2004, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations and cash flows for the period ended June 30, 2005, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005.

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

The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative transactions was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

In addition, a portion of the Company’s interest payments was based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative transactions using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

The consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows have been restated to reflect the change in the fair value of derivative contracts in the income statement, not in other comprehensive income where the change was previously recorded.  The amortization of upfront premium payments on interest rate caps has been reversed and is no longer a component of interest expense.  In addition, the realized gain/loss (i.e. cash settlements) on derivative instruments has been reclassified from interest expense to realized and unrealized (gains) and losses on derivative instruments in the statements of income.

The accounting restatement for derivative instruments had the following effect on the Company’s consolidated statements of income, balance sheets and cash flow accounts:

	For the Three Months Ended June 30,
	2005		2004
Consolidated Statements of Income	As Previously Filed	As Restated	As Previously Filed	As Restated
EXPENSES
Net finance costs:
Interest expense	$5,594	$5,622	$4,239	$3,586
Realized and unrealized (gains) and losses on derivative instruments	—	888	—	(2,993)
Total net finance costs	5,329	6,245	4,155	509
Total expenses	15,866	16,782	13,769	10,123

Income before income taxes	2,174	1,258	1,288	4,934
Income tax expense	(610)	(295)	(373)	(1,607)
Net Income	1,564	963	915	3,327

	For the Six Months Ended June 30,
	2005		2004
Consolidated Statements of Income	As Previously Filed	As Restated	As Previously Filed	As Restated
EXPENSES
Net finance costs;
Interest expense	$11,197	$10,963	$8,602	$7,364
Realized and unrealized (gains) and losses on derivative instruments	—	(389)	—	(1,747)
Total net finance costs	10,724	10,101	8,460	5,475
Total expenses	30,948	30,325	27,487	24,502

Income before income taxes	2,960	3,583	2,656	5,641
Income tax expense	(830)	(1,058)	(772)	(1,812)
Net Income	2,130	2,525	1,884	3,829

	June 30, 2005		December 31, 2004
Consolidated Balance Sheet Information	As Previously Filed	As Restated	As Previously Filed	As Restated
Accumulated other comprehensive income	$1,361	$—	$966	$—
Retained earnings	54,911	56,272	52,781	53,747

	For the Six Months Ended June 30,
	2005		2004
Consolidated Statements of Cash Flow Information	As Previously Filed	As Restated	As Previously Filed	As Restated

Net income	$2,130	$2,525	$1,884	$3,829
Amortization of deferred costs	2,527	1,248	2,309	1,069
Change in fair value of derivative instruments	—	(455)	—	(2,778)
Change in other assets	(2,149)	(1,038)	9	1,042
Change in deferred income taxes	830	1,058	772	1,812
Net cash provided by operating activities	23,964	23,964	16,690	16,690

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

In June 2005, the Company entered into a Letter of Intent to purchase eight used engines, each subject to an operating lease, for a gross purchase price of $28.5 million. The transaction closed on July 22.

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

6.              Notes Payable

At June 30, 2005, notes payable consists of loans totaling $349.0 million payable over periods of two months to six years with interest rates varying between approximately 5.1% and 8.7% (excluding the effect of the Company’s interest rate derivative instruments). The significant facilities are described below.

At June 30, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of June 30, 2005, $24.0 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at June 30, 2005, is one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc. and Willis Engine Funding LLC (“WEF”) jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees.

At June 30, 2005, the Company had a $204.5 million warehouse debt facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. See Note 9, Subsequent Event. The facility notes are divided into $184.0 million Class A notes and $20.5 million Class B notes. The Company has a guarantee to the Class B Noteholders determined by a formula in the debt agreement. The maximum amount of the guarantee at June 30, 2005, is $20.5 million. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At June 30, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B Notes is one-month LIBOR plus a weighted average spread of 5.32%.

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
$349,019

7.              Derivative Instruments

The Company holds a number of interest rate derivative instruments to mitigate its exposure to changes in interest rates, in particular one-month LIBOR, as 98% of the Company’s borrowings are at variable rates.  In addition, WEF is required under its credit agreement to hedge a portion of its borrowings.  At June 30, 2005, the Company was a party to interest rate swap agreements with notional outstanding amounts of $100 million, remaining terms of between 21 and 31 months and fixed rates of between 2.52% and 3.45%.  The fair value of these derivative instruments at June 30, 2005, was positive $1.9 million and represented the estimated amount the Company would receive if it terminated the derivative instruments.  At June 30, 2005, the Company was also party to one interest rate cap. This cap has a notional amount of $10 million, remaining term of 10 months, with the rate capped at 5.0%. At June 30, 2005, the fair value of the cap was approximately zero.

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

Based on the estimated forward rate of one-month LIBOR at June 30, 2005, the Company anticipates that net finance costs will be decreased by approximately $1.1 million for the 12 months ending June 30, 2006 due to its derivative instruments.

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

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending June 30		Six Months Ending June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Net Income as reported	$963	$3,327	$2,525	$3,829
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(127)	$(190)	(260)	(378)
Proforma net income	$836	$3,137	$2,265	$3,451

Basic earnings per common share as reported	$0.11	$0.37	$0.28	$0.43
Basic earnings per common share pro forma	$0.09	$0.35	$0.25	$0.39

Diluted earnings per common share as reported	$0.10	$0.36	$0.27	$0.41
Diluted earnings per common share pro forma	$0.09	$0.34	$0.24	$0.37

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

9.              Subsequent Event

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

Results of Operations

Three months ended June 30, 2005, compared to the three months ended June 30, 2004:

Leasing Related Activities.  Lease related revenue for the quarter ended June 30, 2005, increased 7.9% to $15.5 million from  $14.4 million for the comparable period in 2004. This increase mainly reflects an increase in the amount of equipment on-lease and to a lesser degree an increase in lease rates and a larger lease portfolio. At June 30, 2005 and 2004, respectively, approximately 92% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2005 and 2004, was $499.2 million and $498.1 million, respectively.

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

Depreciation Expense.  Depreciation expense increased 8.6% to $6.1 million for the quarter ended June 30, 2005, from the comparable period in 2004, mainly due to changes in estimates of useful life and residual values on certain older engine types.

Write-down of equipment.  During the quarter ended June 30, 2004, write-downs of equipment to their estimated fair values totaled $0.6 million due to a change in the estimate of an engine’s useful life.

Net finance costs.  Net finance costs are comprised of interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 56.8% to $5.6 million for the quarter ended June 30, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding. Interest income increased to $0.3 million for the quarter ended June 30, 2005. Interest is earned on cash and deposits held and notes receivable.  Realized and unrealized losses on derivative instruments increased net finance costs by $0.9 million in the quarter ended June 30, 2005, while costs were decreased by $3.0 million in the same quarter of 2004 due to market anticipation about the level of future interest rates at each of the respective balance sheet dates.

General and Administrative Expenses.  General and administrative expenses increased 29.7% to $4.5 million for the quarter ended June 30, 2005, from the comparable period in 2004, mainly due to the net operating costs of the corporate aircraft compared to the prior year when there were none, and increased personnel expenses.

Income Taxes.  Income tax expense for the quarters ended June 30, 2005 and 2004, was $0.3 million and $1.6 million, respectively. The effective tax rates for the quarters ended June 30, 2005 and 2004, were 23% and 33%, respectively.  In each case the quarterly tax provision adjusted cumulative tax expense to the rate anticipated for the year.

Six months ended June 30, 2005, compared to the six months ended June 30, 2004:

Leasing Related Activities.  Lease related revenue for the six months ended June 30, 2005, increased 4.8% to $30.5 million from $29.1 million for the comparable period in 2004. This increase mainly reflects increased lease rates and an increase in the lease portfolio. At June 30, 2005 and 2004, respectively, approximately 92% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at June 30, 2005 and 2004, was $499.2 million and $498.1 million, respectively.

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

Net finance costs.  Net finance costs are comprised of interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 48.9% to $11.0 million for the six months ended June 30, 2005, from the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $0.5 million for the six months ended June 30, 2005. Interest is earned on cash and deposits held and notes receivable.  Realized and unrealized gains on derivative instruments reduced net finance costs by $0.4 million in the six months ended June 30, 2005, while costs were reduced by $1.7 million in the same period of 2004 due to market anticipation about the level of future interest rates at each of the respective balance sheet dates.

General and Administrative Expenses.  General and administrative expenses increased 13.7% to $8.1 million for the six months ended June 30, 2005, from the comparable period in 2004, mainly due to net operating costs of the corporate aircraft compared to the prior year when there were none and increased personnel expenses.

Income Taxes.  Income tax expense for the six months ended June 30, 2005 and 2004, was $1.1 million and $1.8 million, respectively. The effective tax rates for the six months ended June 30, 2005 and 2004, were 29.5% and 32.1%, respectively.  The difference in the rates for the two periods is due principally to the estimate of total pretax income for the respective years.

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

In December 2004, FASB issued SFAS 123(R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has an employee stock option/issuance plan which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 8 to its Financial Statements. In April 2005, the SEC adopted a new rule allowing companies to implement Statement No. 123(R) for fiscal years beginning after June 15, 2005.

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

At June 30, 2005, notes payable consist of loans totaling $349.0 million payable over periods of two months to six years with interest rates varying between approximately 5.1% and 8.7% (excluding the effect of the Company’s interest rate derivative instruments). The interest rates on the variable rate debt include one-month LIBOR at June 30, 2005 of 3.34%. The significant facilities are described below.

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

At June 30, 2005, the Company had a $204.5 million warehouse debt facility. A wholly-owned special purpose entity, WEF, was created in 2002 for the purpose of financing jet aircraft engines. The facility’s revolving period ended March 9, 2005, and commenced a 4-year amortization period during which 90% of the net rents from the collateral are used to pay down principal, followed by a final balloon payment. The facility’s structure is designed to facilitate the issuance of public or private securitized notes. See Note 9, Subsequent Event. Refer to Factors that May Affect Future Results for further discussion of the risks the Company faces. The facility notes are divided into $184.0 million Class A notes and $20.5 million Class B notes. The Company provides a guarantee to the Class B Noteholders. If WEF defaults on its obligations, the full amount of the Class B notes outstanding (together with any accrued interest and fees) is due and payable immediately. The governing documents of the warehouse facility and the WEF operating agreement require that the assets of WEF and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEF is consolidated for financial statement presentation purposes. At June 30, 2005, interest on the Class A notes is a commercial paper rate plus a weighted average spread of 2.26% and interest on the Class B Notes is one-month LIBOR plus a weighted average spread of 5.32%.

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

At June 30, 2005, the Company had warehouse and revolving credit facilities totaling approximately $353.0 million compared to  $364.5 million at December 31, 2004. At June 30, 2005, and December 31, 2004, respectively, $24.0 million and $31.5 million was available under these combined facilities.

At June 30, 2005, the Company had a $4.7 million term loan facility available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines sold by the Company to such subsidiary. The facility had a five-year term with a final maturity of June 29, 2005, that has been extended 60 days. The interest rate is one-month LIBOR plus 2.05%. This facility is fully drawn. The Company has guaranteed the obligations of WLFC-AC1 under the terms of this facility.

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

In June 2005, the Company entered into a Letter of Intent to purchase eight used engines, each subject to an operating lease, for a gross purchase price of $28.5 million. The transaction closed on July 22.

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

As discussed in Explanatory Note, we are restating our financial statements for the second quarters ended June 30, 2005 and 2004, with respect to the accounting for certain interest rate derivative transactions.

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

The table in Explanatory Note shows the effect of the accounting restatement related to the interest rate derivatives that we had designated as hedges against future interest rate cash outflows on our previously reported earnings for the quarters and six month periods ended June 30, 2005 and 2004.  Aggregate cash flows were unaffected by the restatement

The cash settlements on these derivative instrument arrangements created additional expense of $0.1 million and $1.0 million, for the six month periods ended June 30, 2005 and 2004, respectively.  This additional expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs.  For further information see Note 7.  The Company will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. The Company plans to hedge additional amounts of its floating rate debt during the remainder of 2005.

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

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership and operating costs, net of charter revenues that reduce overall costs, will be approximately $1.8 million for the year ending December 31, 2005 including allowances for accrued maintenance and repair.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $340.5 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including derivative instruments), in interest expense of $2.4 million and $4.8 million per annum, respectively.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   As of August 15, 2005, at the time of the original filing of the Company’s Form 10-Q for the quarter ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

Financial Statement Classifications

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002. As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that the net gain on debt prepayment in 2002 should be presented as an expense reduction and cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash. In accordance with APB opinion 20, paragraphs 36 and 37, the Company has reflected such changes in its restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002, presented in the amended Annual Report on Form 10-K/A Amendment No.3 and for the quarters ended March 31, 2005 and 2004, presented in the amended Quarterly Report on Form 10-Q/A amendment No. 2.

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

To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period. With the implementation of the expanded procedures related to internal controls over financial reporting for this report, the Company’s Chief Executive Officer and Chief Financial Officer determined that this material weakness was remediated as of June 30, 2005.

Derivative Accounting

On October 28, 2005, the Company announced that it was restating its 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity, and statements of cash flows to address inappropriate application of accounting for derivative related transactions. The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation:

•                       The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative transactions was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

•                       A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative transactions using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

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

Conclusion

The Company’s Chief Executive Officer and Chief Financial Officer have determined that the disclosure controls and procedures as of June 30, 2005, were not effective.

(b) Changes in internal controls.  During the quarter ended June 30, 2005, there were no other changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as of May 16, 2005, as reported in the Form 10-Q for the quarter ended March 31, 2005.

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

3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of the Company’s report in Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

3.3

Amendment to Bylaws of Willis Lease Finance Corporation dated November 13, 2001. Incorporated by reference to Exhibit 3.3 of the Company’s report in Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

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

Exhibit Number	Description

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

Exhibit Number	Description
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

Exhibit Number	Description
ended September 30, 2004.

10.40

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.42 of the Company’s report in Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

10.41

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. Incorporated by reference to Exhibit 10.43 of the Company’s report in Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

10.42

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation. Incorporated by reference to Exhibit 10.44 of the Company’s report in Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

10.43	The Company’s Deferred Compensation Plan Effective as of July 1, 2001. Incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K/A Amendment No. 3 for the year ended December 31, 2004.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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