Form 10-Q
period 2005-09-30
WILLIS LEASE FINANCE CORP
filed 2005-11-29
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 23, 2005
Common Stock, $0.01 Par Value	9,146,746

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2005	December 31, 2004
		(as restated)
ASSETS
Cash and cash equivalents	$4,184	$5,540
Restricted cash	63,991	46,324
Equipment held for operating lease, less accumulated depreciation of $96,111 and $83,881 at September 30, 2005 and December 31, 2004, respectively	515,519	511,443
Operating lease related receivable, net of allowances of $685 and $400 at September 30, 2005 and December 31, 2004, respectively	3,658	1,630
Notes receivable	229	436
Investment	1,480	1,480
Assets under derivative instruments	2,578	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,412 and $1,259 at September 30, 2005, and December 31, 2004, respectively	7,733	7,537
Other assets	15,114	9,670
Total assets	$614,486	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,892	$7,280
Liabilities under derivative instruments	498	—
Deferred income taxes	28,102	27,530
Notes payable, net of discount of $3,000 and $0 at September 30, 2005, and December 31, 2004, respectively	388,547	369,840
Maintenance reserves	61,301	56,871
Security deposits	4,380	2,088
Unearned lease revenue	4,506	5,381
Total liabilities	495,226	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,145,746 and 8,998,365 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively)	91	90
Paid-in capital in excess of par	63,398	62,631
Retained earnings	55,771	53,747
Total shareholders’ equity	119,260	116,468
Total liabilities and shareholders’ equity	$614,486	$585,458

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
REVENUE
Lease revenue	$15,660	$13,970	$46,193	$43,094
Gain on sale of leased equipment	1,015	507	4,163	1,197
Other income	58	207	285	536
Total revenue	16,733	14,684	50,641	44,827

EXPENSES
Depreciation expense	6,460	5,802	18,583	17,127
Write-down of equipment	—	—	—	577
General and administrative	4,406	3,694	12,507	10,819
Net finance costs:
Interest expense	6,310	4,116	17,273	11,480
Interest income	(515)	(142)	(988)	(284)
Realized and unrealized (gains) and losses on derivative instruments	(332)	1,683	(721)	(64)
Loss upon extinguishment of debt	1,375	—	1,375	—
Total net finance costs:	6,838	5,657	16,939	11,132
Total expenses	17,704	15,153	48,029	39,655

Income (loss) before income taxes	(971)	(469)	2,612	5,172
Income tax benefit (expense)	470	224	(588)	(1,588)
Net (loss) income	$(501)	$(245)	$2,024	$3,584

Basic (loss) earnings per common share:	$(0.06)	$(0.03)	$0.22	$0.40

Diluted (loss) earnings per common share:	$(0.06)	$(0.03)	$0.21	$0.39

Average common shares outstanding	9,097	8,959	9,050	8,908
Diluted average common shares outstanding	9,097	8,959	9,479	9,261

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2005 and 2004

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2003 (as restated)	8,847	$88	$61,710	$48,264	$110,062

Net income (as restated)	—	—	—	3,584	3,584

Shares issued under stock compensation plans	120	2	605	—	607

Balances at September 30, 2004 (as restated)	8,967	$90	$62,315	$51,848	$114,253

Balances at December 31, 2004 (as restated)	8,998	$90	$62,631	$53,747	$116,468

Net income	—	—	—	2,024	2,024

Shares issued under stock compensation plans	148	1	767	—	768

Balances at September 30, 2005	9,146	$91	$63,398	$55,771	$119,260

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income	$2,024	$3,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,583	17,127
Write-down of equipment	—	577
Amortization of deferred costs	1,922	1,629
Amortization of loan discount	33	256
Allowances and provisions	285	(36)
Change in fair value of derivative instruments	(682)	(1,457)
Gain on sale of leased equipment	(4,163)	(1,197)
Loss upon extinguishment of debt	1,375	—
Changes in assets and liabilities:
Receivables	(2,313)	(58)
Other assets	(2,511)	(980)
Accounts payable and accrued expenses	566	829
Deferred income taxes	588	1,588
Restricted cash	(8,667)	(8,851)
Maintenance reserves	14,777	12,798
Security deposits	2,292	16
Unearned lease revenue	(875)	(1,670)
Net cash provided by operating activities	23,234	24,155
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	20,313	10,722
Proceeds from principal payment of notes receivable	4,557	1,648
Purchase of equipment held for operating lease	(53,183)	(29,944)
Purchase of property, equipment and furnishings	(502)	(6,659)
Net principal payments received on direct finance lease	—	3,744
Net cash used in investing activities	(28,815)	(20,489)
Cash flows from financing activities:
Proceeds from issuance of notes payable	294,076	30,184
Debt issuance cost	(6,244)	(852)
Cash restricted on formation of WEST	(9,000)	—
Proceeds from issuance of common stock	762	607
Principal payments on notes payable	(275,369)	(35,511)
Net cash provided by/(used in) financing activities	4,225	(5,572)
Decrease in cash and cash equivalents	(1,356)	(1,906)

Cash and cash equivalents at beginning of period	5,540	9,202

Cash and cash equivalents at end of period	$4,184	$7,296

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$16,150	$10,046
Income Taxes	$18	$25

Supplemental disclosure of non-cash investing activities:
During the nine months ended September 30, 2005 and 2004, $7,918 and $1,131, respectively, of maintenance reserves were included in the gain on the sale of leased equipment.

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Willis Lease Finance Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K/A, Amendment No. 3, for the fiscal year ended December 31, 2004.

The Company has filed an amended Form 10-K/A for the year ended December 31, 2004, filed an amended Form 10-Q/A for the quarterly period ended March 31, 2005, and filed a Form 10-Q/A for the quarterly period ended June 30, 2005 for inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  The Company’s consolidated balance sheets, statements of income, statements of shareholders’ equity and statements of cash flows were restated to reflect the change in fair value of derivative contracts in the income statement and not in other comprehensive income where the change was previously recorded.  This Form 10-Q reflects the changes in accounting for derivatives and all comparative amounts have been restated.  This change significantly increases the volatility in earnings quarter to quarter within a year and between years.  The restatements do not affect the economics of the derivative transactions.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and cash flows for the period ended September 30, 2005, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005.

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

If the useful lives or residual values are lower than those estimated by the Company, upon sale of an asset a loss may be realized. Significant management judgment is required in the forecasting of projected undiscounted cash-flows when testing for impairment.  Should different conditions prevail, material impairment write-downs may occur.

3.              Commitments, Contingencies, Guarantees and Indemnities

The Company has three leases for its office space. The remaining lease commitment for the Sausalito office for 2005 is approximately $88,000.  The lease expires on December 31, 2005, and the Company is currently negotiating to extend the lease.  The remaining 2005 lease commitment for the premises in San Diego is approximately $22,000 and $296,000 for the period from September 30, 2005, until the lease expires on October 31, 2008.  The Company also leases premises in Shanghai, China, with the remaining lease commitment in 2005 of approximately $13,000, and $38,000 for the period from September 30, 2005, until the lease expires in June 2006.

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

The Company has a commitment to purchase, during the remainder of 2005, one engine and other engine-related equipment totaling approximately $7.0 million.

In September 2005, the Company entered into two Letters of Intent to purchase four new engines for a gross purchase price of between $27.5 million and $30.7 million depending on thrust rating elected, for delivery from November 2005 to January 2007.

In July 2004, one of the Company’s engines (with a net investment of $1.9 million) was damaged while on lease to a customer. The Company continues negotiations with the manufacturer and believes recovery from either the manufacturer or the lessee for at least the book value of the damaged engine is probable.

In May 2005, an aircraft on which one of the Company’s engines was installed (with a net investment of $3.3 million) was involved in an incident.  The Company has started negotiations to determine the extent of any damage to the engine as a result of the incident.  We believe a full recovery for any damage is probable.

In September 2005, one of the Company’s new engines (with a net investment of $7.1 million) was shipped while improperly secured.  The Company expects to incur an expense of $0.3 million to inspect the engine for damage to ensure preservation of the manufacturer’s warranty.  The company has filed a claim for reimbursement of this expense with the shipper.  The Company expects a full recovery of this expense.

4.              Investments

The Company participates in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (Sichuan Snecma). The Company’s interest in the venture is 7%. Sichuan Snecma provides maintenance and repair services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of September 30, 2005, $1.5 million has been invested. This investment is recorded at cost.

5.              Notes Payable

At September 30, 2005, notes payable consists of notes payable and loans totaling $388.5 million (net of discount of
$3.0 million) payable over periods of two months to 25 years with interest rates varying between approximately 5.1% and 9.9% (excluding the effect of the Company’s interest rate derivative contracts). The significant facilities are described below.

At September 30, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines and spare parts for lease as well as for general working capital purposes.  As of September 30, 2005, the outstanding balance was $133.0 million and $15.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at September 30, 2005, is one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 Inc., Willis Engine Securitization Trust and previously Willis Engine Funding LLC (“WEF”), jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements, but is limited at any given time to the sum of the principal outstanding plus interest and fees.

On August 9, 2005, the Company closed an Asset Backed Securitization (“ABS”) through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”).  WEST is a wholly owned subsidiary of the Company and is consolidated by the Company.  WEST issued $200,000,000 Series A1 and $28,276,878 Series B1 term notes.  The Series A1 notes are held by qualified institutional investors.  The Series B1 notes are held by two commercial banks.  These notes have a targeted principal amortization which is to be paid from the available revenue from leases and sales of the engines owned by WEST.  The amortization is based on a straight-line reduction of the outstanding principal balance of the term notes.  The A1 and B1 notes have expected amortization periods of 13 years and 15 years, respectively.  The Series A notes are senior notes and as such have priority in the payment of interest and principal over the Series B notes.  A control party or holders of more than fifty percent (50%) of the outstanding principal balance of a series may take certain actions with respect to that series.  However, the control party for the senior series may declare an event of default and accelerate all of the notes in certain circumstances and may exercise available remedies following an event of default.

WEST also issued Series A2 and Series B2 notes, with maximum principal amounts of up to $100,000,000 and $13,558,400, respectively, which together make up the warehouse notes. The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST.  The Company is obligated to pay commitment fees to the warehouse note holders on the amount of their commitment in excess of the outstanding balance of the warehouse notes.  The Series A2 and B2 notes are held by two commercial banks.  The final legal maturity for both the Series A1 term notes is July 15, 2030. The final legal maturity for the Series B1 term notes and the warehouse notes is August 15, 2030.

The Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST to provide certain engine, lease management and reporting functions for WEST in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST is consolidated, all fees eliminate upon consolidation.

The assets and liabilities of WEST will remain on the Company’s consolidated balance sheet at historical cost.  The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under the Company’s previous warehouse facility, which was terminated.  A restricted cash account of $9.0 million was also established to fund the acquisition of two remaining engines.  As a result of this transaction the Company wrote off approximately $1.4 million of unamortized debt issuance costs associated with the previous facility.

At September 30, 2005, $225.4 million of WEST term notes and $3.6 million of WEST warehouse notes were outstanding.  The outstanding balances of the term notes are $197.4 million Series A1 notes and $28.0 million Series B1 notes.  The outstanding balances of the warehouse notes are $3.2 million Series A2 notes and $0.4 million Series B2 notes.  The assets of WEST, WEST Engine Funding and any associated owner trust are not available to satisfy the obligations of the Company or any of its affiliates.  At September 30, 2005, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a stated margin of 1.25% and 1.50%, respectively.  The Series A1 notes were issued at a discount of 1.5% or $3.0 million.  The effective margin on the Series A1 notes is approximately 1.50%.  At September 30, 2005, interest on the Series B1 notes and Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%.

The Company’s previous warehouse debt facility, WEF, was a wholly-owned special purpose entity created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral were used to pay down principal, followed by a final balloon payment.  The facility’s structure was designed to facilitate the issuance of public or private securitized notes.  The facility notes were paid off at the closing of the WEST securitization for $203.7 million (the amount then outstanding on the facility notes), $183.3 million Class A notes and $20.4 million Class B notes.  Interest on the Class A notes was a commercial paper rate plus a weighted average spread of approximately 2.26% and interest on the Class B notes was one-month LIBOR plus a weighted average spread of 5.32%.

A term loan facility of $4.7 million, available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines had a five-year term and final maturity of June 29, 2005.  The loan was extended 60 days and paid in full on August 29, 2005.

At September 30, 2005, one-month LIBOR was 3.86% and at August 9, 2005, the commercial paper rate related to the previous warehouse debt facility was approximately 3.36%.  At September 30, 2004, the one-month LIBOR rate was approximately 1.84%.

The following is a summary of the aggregate maturities of notes payable on September 30, 2005 (dollars in thousands):

Year Ending December 31,

2005	$20,095
2006	21,850
2007	151.806
2008	19,262
2009	17,807
2010 and thereafter	160,727
$391,547

At September 30, 2005, the Company was in compliance with all covenants, except trailing four-quarter interest coverage due to the write-off of fees associated with the refinancing of the prior warehouse credit facility.  In addition, due to the restatement of its financial statements for a failure to properly document its derivative instruments to receive hedge accounting, the Company had not delivered financial statements prepared in accordance with generally accepted accounting principals under its various debt agreements for the years and quarters in question.  See Note 1 and Item 4 for more information on the restatement.  A waiver from complying with each of these covenants was obtained from the respective banks.

6.              Derivative Instruments

The Company holds a number of derivative instruments to mitigate its exposure to changes in interest rates, in particular one-month LIBOR, as 98% of the Company’s borrowings are at variable rates.  In addition, both WEST and the facility it replaced required that a portion of its borrowings be hedged to mitigate mismatches between fixed rents, particularly with respect to long-term contracts (i.e. over twelve months), and floating interest rates.  At September 30, 2005, the Company was a party to interest rate swap agreements with notional outstanding amounts of $139 million, remaining terms of between 18 and 59 months and fixed rates of between 2.52% and 4.74%.  The fair value of these derivative contracts at September 30, 2005, was a $2.1 million asset, net of liabilities, and represented the estimated amount the Company would receive if it terminated the agreements.  At September 30, 2005, the Company was also party to one interest rate cap, which has a notional amount of $10 million, remaining term of 7 months, with the interest rate capped at 5.0%. At September 30, 2005, the fair value of the cap was approximately zero.

The Company uses an external provider to ascertain the fair value of the interest-rate derivative contracts as of the balance sheet date. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation during the period

As of the balance sheet date and for all the periods presented, all of the derivative instruments the Company has entered into do not qualify for hedge accounting in accordance with SFAS 133.  The fair value of the derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The effect of our inability to apply hedge accounting for the derivative instruments requires that changes in their fair values be recorded in the income statement as part of “realized and unrealized (gains) and losses on derivative instruments” in net finance costs.  Realized and unrealized (gains) and losses on derivative instruments also includes the cash settlements paid and received.  As a result, reported net income will be directly influenced by changes in interest rates as they affect the fair value of our derivative instruments.

During the quarter ended September 30, 2005, the realized and unrealized gain on derivative instruments was $0.3 million and a $1.7 million loss in the comparable period in 2004.  For the nine months ended September 30, 2005 and 2004, the realized and unrealized gain on derivative instruments was $0.7 million and $64 thousand, respectively.  During the quarters ended September 30, 2005 and 2004, the change in fair value of the interest rate derivatives resulted in a decrease of $0.2 million and an increase of $1.3 million in net finance costs, respectively.  For the nine months ended September 30, 2005 and 2004, the change in fair value of the interest rate derivatives was an decrease of $0.7 million and $1.5 million in net finance costs, respectively.  During the quarter ended September 30, 2005, the net cash settlements of derivative instruments received was $0.1 million and $0.4 million paid in the comparable period in 2004.  For the nine months ended September 30, 2005, the net cash settlements of derivative instruments received was $39 thousand, and $1.4 million paid in the comparable period in 2004.  Based on the estimated forward rate of one-month LIBOR at September 30, 2005, the Company anticipates that net finance costs will be decreased by approximately $1.4 million for the 12 months ending September 30, 2006, due to its cash settlements of interest rate derivatives.

7.              Earnings Per Share

Diluted average common shares outstanding for quarters ended September 30, 2005 and 2004 are antidilutive.  Potentially dilutive common shares at September 30, 2005 and 2004, (in thousands), are 467 and 338, respectively.  These potentially dilutive shares were excluded as they would be antidilutive due to the loss incurred in each of the quarters.

8.              Stock-Based Compensation Plans

The Company accounts for its two stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized for the three and nine months ended September 30, 2005 and 2004. See “Recent Accounting Pronouncements” for a brief discussion of recent revisions to SFAS No. 123.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(in thousands except for per share data)
Net (loss) income as reported	$(501)	$(245)	$2,024	$3,584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(168)	(192)	(433)	(581)
Proforma net income (loss)	$(669)	$(437)	$1,591	$3,003

Basic (loss) earnings per common share as reported	$(0.06)	$(0.03)	$0.22	$0.40
Basic (loss) earnings per common share pro forma	$(0.07)	$(0.05)	$0.18	$0.34

Diluted (loss) earnings per common share as reported	$(0.06)	$(0.03)	$0.21	$0.39
Diluted (loss) earnings per common share pro forma	$(0.07)	$(0.05)	$0.17	$0.32

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

Leasing Related Activities.  Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, the Company does not recognize revenue. The Company also estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer and the level of past due accounts. The financial condition of the Company’s customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of the Company’s customers may adversely affect future lease revenues. As of September 30, 2005, all of the Company’s leases are accounted for as operating leases. Under an operating lease, the Company retains title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

The Company generally depreciates engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life and may be disassembled upon lease termination, the Company depreciates the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly.  At September 30, 2005, 45 engines having a net book value of approximately $107.4 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by the Company, a loss may be realized upon sale of the equipment. The Company reviews these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

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

Asset Valuation.   Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered by Management.

For further information on these and other accounting policies adopted by the Company, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K/A, Amendment No. 3 for the year ended December 31, 2004.

Results of Operations

Three months ended September 30, 2005, compared to the three months ended September 30, 2004:

Leasing Related Activities.  Lease related revenue for the quarter ended September 30, 2005, increased 12.1% to $15.7 million from $14.0 million for the comparable period in 2004.  This increase mainly reflects an increase in the amount of equipment on-lease and to a lesser degree an increase in lease rates and a larger lease portfolio. At September 30, 2005 and 2004, respectively, approximately 97% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2005 and 2004, was $515.5 million and $496.9 million, respectively.

During the quarter ended September 30, 2005, the Company added $28.4 million of equipment and capitalized costs to its lease portfolio, sold one engine and other related equipment generating a net gain of $1.0 million.  One engine was exchanged for a new engine and this transaction was recorded as a non-monetary exchange of similar productive assets with no gain or loss recognized in the transaction.

During the quarter ended September 30, 2004, the Company added $13.8 million of equipment and capitalized costs to its lease portfolio and sold five engines, two airframes and other related equipment, generating a net gain of $0.5 million.

Depreciation Expense.  Depreciation expense increased 11.3% to $6.5 million for the quarter ended September 30, 2005, from the comparable period in 2004, mainly due to an increase of equipment on lease and changes in estimates of useful lives and residual values on certain older engine types and aircraft.

Net finance costs.  Total net finance costs increased 20.9% to $6.8 million for the quarter ended September 30, 2005, from $5.7 million for the comparable period in 2004.  Interest expense increased 53.3% to $6.3 million for the quarter ended September 30, 2005, from $4.1 million for the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $0.5 million for the quarter ended September 30, 2005, from $0.1 million for the comparable period in 2004, due principally to increased interest rates, and to a lesser extent increased restricted cash balances.  Interest is earned on cash and deposits held and notes receivable.  Realized and unrealized gains on derivative instruments reduced net finance costs by $0.3 million for the quarter ended September 30, 2005 and realized and unrealized losses on derivative instruments increased net finance costs by $1.7 million for the comparable period in 2004.  For the quarter ended September 30, 2005, approximately $1.4 million in deferred loan fees were written off upon repayment of the prior warehouse credit facility.

General and Administrative Expenses.  General and administrative expenses increased 19.3% to $4.4 million for the quarter ended September 30, 2005, from the comparable period in 2004. In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties.  General and administrative expenses increased mainly due to $480,000 of net operating costs for the corporate aircraft compared to the prior year when there was $32,000 net operating costs for the corporate jet, and to a lesser extent, to an increase of $240,000 in bad debt expense related to a single lessee.

Income Taxes.  Income tax benefit for the quarters ended September 30, 2005 and 2004, was $0.5 million and $0.2 million, respectively.  The effective tax rate for both the quarters ended September 30, 2005 and 2004, was 48%.  For both quarters ended

September 30 the income tax benefit includes an adjustment to the estimated annual effective tax rate.

Nine months ended September 30, 2005, compared to the nine months ended September 30, 2004:

Leasing Related Activities.  Lease related revenue for the nine months ended September 30, 2005, increased 7.2% to $46.2 million from $43.1 million for the comparable period in 2004. This increase mainly reflects increased utilization and lease rates and an increase in the lease portfolio. At September 30, 2005 and 2004, respectively, approximately 97% and 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment and net investment in direct finance lease at September 30, 2005 and 2004 was $515.5 million and $496.9 million, respectively.

During the nine months ended September 30, 2005, the Company added $53.2 million of equipment and capitalized costs to its lease portfolio and sold eight engines and other related equipment generating a net gain of $4.2 million.

During the nine months ended September 30, 2004, the Company added $29.9 million of equipment and capitalized costs to its lease portfolio and sold eleven engines, two airframes and other engine related equipment from its lease portfolio generating a net gain of $1.2 million.

Depreciation Expense.  Depreciation expense increased 8.5% to $18.6 million for the nine months ended September 30, 2005, from the comparable period in 2004, mainly due to changes in estimates of useful lives and residual values on certain older engine types and aircraft.

Net finance costs.  Total net finance costs increased 52.2% to $16.9 million for the nine months ended September 30, 2005, from $11.1 million for the comparable period in 2004.  Interest expense increased 50.5% to $17.3 million for the nine months ended September 30, 2005, from $11.5 million for the comparable period in 2004, due principally to increases in interest rates, and to a lesser extent to increased average debt outstanding.  Interest income increased to $1.0 million for the nine months ended September 30, 2005, due principally to increased interest rates, and to a lesser extent increased restricted cash balances.  Interest is earned on cash and deposits held and notes receivable.  Realized and unrealized gains on derivative instruments reduced net finance costs by $0.7 million for the nine months ended September 30, 2005 and $0.1 million for the comparable period in 2004.  For the nine months ended September 30, 2005, approximately $1.4 million in deferred loan fees were written off on repayment of the prior warehouse credit facility.

General and Administrative Expenses.  General and administrative expenses increased 15.6% to $12.5 million for the nine months ended September 30, 2005, from the comparable period in 2004, mainly due to $1.1 million of net operating costs for the corporate aircraft compared to the prior year when there was $32,000 net operating costs for the corporate jet, and an increase of $342,000 in bad debt expense of which $240,000 was related to a single lessee.

Income Taxes.  Income tax expense for the nine months ended September 30, 2005 and 2004, was $0.6 million and $1.6 million respectively. The effective tax rates for the nine months ended September 30, 2005 and 2004, were 23% and 31% respectively, reflecting an increase in the estimated Extraterritorial Income Exclusion in 2005 over 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. In the three and nine months ended September 30, 2005, the Company did enter into one exchange transaction where this literature would have been applicable.  However, the Company believes that, under both APB Opinion No. 29 and SFAS No. 153, this transaction is appropriately recorded at book value.

In December 2004, FASB issued SFAS 123(R) which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has both employee stock option and employee share purchase plans which will be affected by the implementation of this Statement. Currently, under the existing statement the Company does not recognize compensation cost in respect of its plans and opts to make pro-forma disclosure of the impact which is described in Note 8 to its Financial Statements. In April 2005, the SEC adopted a rule allowing companies to implement Statement No. 123(R) for fiscal years beginning after June 15, 2005.

Liquidity and Capital Resources

Historically, the Company has financed its growth through borrowings secured by its equipment lease portfolio, operating cash flow and the issuance of stock. Cash of approximately $294.1 million and $30.2 million, in the nine-month periods ended September 30, 2005 and 2004, respectively, was derived from borrowings. Cash flow from operating activities provided $23.2 million and $24.2 million in the nine-month periods ended September 30, 2005 and 2004, respectively. In these same time periods, $275.4 million and $35.5 million, respectively, of cash was used to repay debt.

The Company’s primary use of net funds borrowed is for the purchase of and improvement to, equipment for lease. Approximately $53.2 million (including capitalized costs) and $29.9 million (including capitalized costs) of funds were used for these purposes in the nine-month periods ended September 30, 2005 and 2004, respectively.

Cash flows from operations are driven significantly by payments made under the Company’s lease agreements, which are comprised of lease revenue and maintenance reserves, offset by interest expense. While the Company has experienced higher lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed during the nine-month period ended September 30, 2005, compared to the prior year. However, the spread improved significantly during the quarter ended September 30, 2005, as the Company raised lease rates. The lease revenue stream, in the short-term, is at fixed rates while the majority of the Company’s debt is at variable rates. If interest rates increase it is unlikely the Company could increase lease rates in the short term and this would cause a reduction in the Company’s earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 97%, by book value, of the Company’s assets were on-lease at September 30, 2005, compared to approximately 89% at September 30, 2004, and the average utilization rate for the nine months ended September 30, 2005, was 90% compared to 89% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2005, notes payable consist of loans totaling $391.5 million payable over periods of two months to 25 years with interest rates varying between approximately 5.1% and 9.9% (excluding the effect of the Company’s interest rate derivative contracts). The interest rates on the variable rate debt include one-month LIBOR at September 30, 2005 of 3.86%. The significant facilities are described below.

At September 30, 2005, the Company had a $148.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  As of September 30, 2005, $15.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at September 30, 2005, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1, WEST and, previously, Willis Engine Funding LLC (“WEF”), jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $148.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees.

On August 9, 2005, the Company closed an Asset Backed Securitization (“ABS”) through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”).  WEST issued and sold $228.3 million of term notes and approximately $114 million of warehouse notes.  The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST.  The assets and liabilities of WEST will remain on the Company’s balance sheet at historical carrying value.  The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under the Company’s previous warehouse facility, which was terminated.  As a result of this transaction the Company will write off approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

The Company’s previous warehouse debt facility, WEF, was a wholly-owned special purpose entity created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral were used to pay down principal, followed by a final balloon payment. The facility’s structure was designed to facilitate the issuance of public or private securitized notes.  The facility notes were paid off at the closing of the WEST securitization for $203.7 million (the amount then outstanding on the facility notes), $183.3 million Class A notes and $20.4 million Class B notes.

At September 30, 2005, the Company had $225.4 million of WEST term notes and $3.6 million of WEST warehouse notes.  The term notes are divided into $197.4 million Series A1 notes and $28.0 million Series B1 notes.  The warehouse notes are divided into $3.2 million Series A2 notes and $0.4 million Series B2 notes.  The assets of WEST, WEST Engine Funding and any associated owner trust are not available to satisfy the obligations of the Company or any of its affiliates.  WEST is consolidated for financial statement presentation purposes.  At September 30, 2005, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively.  At September 30, 2005, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%.

At September 30, 2005, the Company had warehouse and revolving credit facilities totaling approximately $262.1 million compared to $364.5 million at December 31, 2004.  At September 30, 2005, and December 31, 2004, respectively, approximately $125.4 million and $31.5 million was available under these combined facilities.

The term loan facility of $4.7 million, available to a wholly-owned consolidated subsidiary of the Company, WLFC-AC1 Inc., for the financing of jet aircraft engines had a five-year term and final maturity of June 29, 2005.  The loan was extended 60 days and paid in full on August 29, 2005.

At September 30, 2005, one-month LIBOR was 3.86% and at August 9, 2005, the commercial paper rate related to the previous warehouse debt facility was approximately 3.36%.  At September 30, 2004, the one-month LIBOR rate was approximately 1.84%.

Approximately $378.7 million of the above debt is subject to the Company continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, the Company can typically borrow between 80% to 83% of an engine purchase and between 50% to 80% of an aircraft or spare parts purchase under these facilities, so the Company must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If the Company does not comply with the covenants or eligibility requirements, the Company may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. The Company was in compliance with all covenants at September 30, 2005, except trailing four-quarter interest coverage due to the write-off of fees of approximately $1.4 million associated with the warehouse facility paid off with the proceeds of the WEST transaction in August 2005.  A waiver of this covenant was obtained from the respective banks.

In addition, on October 24, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company should restate its previously issued consolidated financial statements for each of the years in the three-year period ended December 31, 2004, and the condensed consolidated interim financial statements for the three-month periods ended March 31, 2005 and 2004, and the three- and six-month periods ended June 30, 2005 and 2004 due to documentation deficiencies related to accounting for interest rate derivative contracts under SFAS 133.  As a result of this announced restatement the Company was not able to file this Quarterly Report on Form 10-Q when it became due and was not in compliance with several of its bank agreements which require that the Company deliver financial statements in a timely manner prepared in accordance with generally accepted accounting principals.  A waiver from each of the affected banks has been obtained.

The Company has a commitment to purchase, during the remainder of 2005, one engine and other engine-related equipment totaling approximately $7.6 million.

In September 2005, the Company entered into two Letters of Intent to purchase four new engines for a gross purchase price of between $27.5 million and $30.7 million depending on thrust rating elected, for delivery from November 2005 to January 2007.

The Company has three leases for its office space. The remaining lease commitment for the Sausalito office for 2005 is approximately $88,000.  The lease expires on December 31, 2005, and the Company is currently negotiating to extend the lease.  The remaining 2005 lease commitment for the premises in San Diego is approximately $22,000 and $296,000 for the period from September 30, 2005, until the lease expires on October 31, 2008.  The Company also leases premises in Shanghai, China, with the remaining lease commitment in 2005 of approximately $13,000, and $38,000 for the period from September 30, 2005, until the lease expires in June 2006.

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

Management of Interest Rate Exposure

At September 30, 2005, $383.8 million of the Company’s borrowings were on a variable rate basis tied to one-month LIBOR.  The Company’s equipment leases are generally structured at fixed rental rates for specified terms.  Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue the Company realizes under its leases and the interest rate that the Company pays under its borrowings.

To mitigate exposure to interest rate changes, the Company has entered into interest rate swap agreements, which have notional outstanding amounts of $139.0 million, with remaining terms of between 18 and 59 months and fixed rates of between 2.52% and 4.74%.  The Company has also purchased an interest rate cap with a notional amount of $10.0 million, a remaining term of 7 months, and the rate capped at 5.0%.

The Company will be exposed to risk in the event of non-performance of the interest rate derivative contract counter-parties.

Related Party and Similar Transactions

The Company occasionally sells engines to and purchases materials from avioserv, the successor to a former subsidiary of the Company and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of the Company’s common stock.  No purchase or sale transactions occurred in the nine months ended September 30, 2005 and 2004, respectively. The Company also leases office space from avioserv with the lease term expiring October 31, 2008. W. William Coon, Jr., a director of the Company, is a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of the Board of Directors of the Company and owns approximately 32% of the Company’s stock as of September 30, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from the Company, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of approximately $14.5 million, for remaining periods of between one and three years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, Aloha has recently filed for reorganization under Chapter 11 of the Bankruptcy Code and the Company expects Aloha’s obligations under the guarantees to be discharged in this proceeding. Gavarnie is required to indemnify Aloha if a claim is made against Aloha in respect of its guarantees of IslandAir’s leases from the Company. The five leases are still performing and, as of September 30, 2005, the lessee is current on all obligations and no provision has been made for any loss.

The Company entered into a Consignment Agreement dated April 30, 2004 with Avsets.com, Inc. to sell parts from a disassembled engine. J.T. Power LLC (“J.T. Power”) has agreed to market these parts on behalf of Avsets.com, Inc. and also shares office space with Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of the President and Chief Executive Officer of the Company, and directly and indirectly, a shareholder of the Company. There is no remaining book value for the parts consigned to Avsets.com as of September 30, 2005.

Sichuan Snecma Aero-Engine Maintenance Co. Ltd. entered into a short-term engine lease agreement with the Company in March 2005.  In August 2005, the lease was terminated.  The Company holds a 7% interest in this joint venture.

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

For the nine months ended September 30, 2005, 83% of the Company’s lease revenue was generated by leases to foreign customers.  Such international leases may present greater risks to the Company because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. All leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated payment. The Company is also subject to the timing and access to courts and the remedies local laws impose in order to collect its lease payments and recover its assets. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company’s leased engines. Furthermore, many foreign countries have currency and exchange laws regulating the international transfer of currencies which may impede or prevent payment from being made.

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

As a public company, Willis Lease is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such compliance results in significant additional costs to the Company both directly, through increased audit and consulting fees, and indirectly, through the time required by management to address the regulations. However, the SEC has recently delayed the implementation date of Section 404 for non-accelerated filers such as the Company until 2007. Such costs will likely have an adverse effect on the Company’s business, financial condition and/or results of operations.

In September 2004, the Company acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. The Company expects that annual ownership and operating costs, net of charter revenues, if any, that may reduce overall costs, will be approximately $2.0 million for the year ended December 31, 2005, maintenance and repair expense.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is that of interest rate risk.  A change in one-month LIBOR, or cost of funds based on commercial paper market rates, would affect the rate at which the Company borrows funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could result in a reduction in demand for the Company’s leases.  Approximately $383.8 million of the Company’s credit facilities are variable rate debt.  The Company estimates a one percent and two percent increase or decrease in the Company’s variable rate debt would result in an increase or decrease (including derivative contracts), in interest expense of $2.4 million and $4.9 million per annum, respectively.

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

The Company is also exposed to currency devaluation risk.  During the nine-month period ended September 30, 2005, 83% of the Company’s total lease revenues came from non-United States domiciled lessees.  All of the leases require payment in United States (U.S.) dollars.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

On July 13, 2005, the Company announced that it was restating its consolidated balance sheets and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and the quarter ended March 31, 2005 and 2004.  As a result of a normal periodic review of the financial reports of the Company by the Staff of the SEC and discussions with the Staff of the SEC, the Company concluded that cash that is restricted in connection with the Company’s borrowings should be presented separately as restricted cash.  The Company determined that the inclusion of restricted cash in the line item on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness.  Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

As a result of the restatement of its consolidated balance sheets and statements of cash flows, the Company, including the Company’s Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in its internal control over financial reporting as of December 31, 2004.  To prevent future misstatements of a similar nature, the Company changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.  As of September 30, 2005, management believes this material weakness has been remediated.

On October 28, 2005, the Company announced that it was restating its 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity, and statements of cash flows to address the Company’s inappropriate accounting for derivative related transactions.  It also was restating the financial results for the first two quarters of 2005.  The Company enters into derivative instruments (swaps and caps) to hedge its interest rate exposure.  Certain deficiencies have been identified in the Company’s derivative documentation.

•                       The Company had designated its swap and cap derivatives as cash flow hedges of its interest payments on its variable rate debt.  It was determined that the documentation related to these derivative contracts was insufficient to meet the documentation criteria under SFAS 133 and as a result that the Company could not apply hedge accounting to the transactions.

•                       A portion of the Company’s interest payments were based on commercial paper rates.  The Company erroneously tested the effectiveness of the related derivative contracts using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

As a result of the restatement, the Company, including the Company’s Chief Executive officer and Chief Financial Officer, determined that there was a material weakness in its internal control over financial reporting.  The Company did not maintain effective controls over the documentation of derivative transactions since the implementation of SFAS 133 in 2001.

To present future misstatements of a similar nature, after the period end the Company changed the internal control over its derivative documentation by implementing expanded procedures including the completion of a derivative accounting checklist to ensure compliance with current derivative documentation and accounting standards and accounting pronouncements issued since the end of the previous period.

As a result of the documentation deficiencies discussed above which were discovered in October 2005, the Company’s Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures as of the end of the period were not effective.

(b) Changes in internal controls.  During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended June 30, 2005.

Item 6.    Exhibits

EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, dated March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibits 4.01 and 4.02 on Form 8-K filed on June 23, 1998).

3.2	Bylaws, dated April 18, 2001 (incorporated by reference to Exhibit 3.2 on Form 10-K filed on March 31, 2005).

3.3	Amendment to Bylaws, dated November 13, 2001 (incorporated by reference to Exhibit 3.3 on Form 10-K filed on March 31, 2005).

4.1	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 1998.

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

10.1

Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on June 21, 1996).

10.2

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC (incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000).

10.3	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 30, 2001 (incorporated by reference to Exhibit A of the Company’s Proxy Statement filed on April 27, 2001).

10.4	The Company’s 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on September 26, 2003).

10.5

Employment Agreement between the Company and Charles F. Willis IV dated November 7, 2000 (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K for the year ended December 31, 2000).

10.6

Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-K for the year ended December 31, 2000).

10.7	Employment contract between the Company and Monica J. Burke dated June 21, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002).

10.8

Independent Contractor Agreement between the Company and Hans Joerg Hunziker dated September 13, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Employment letter between the Company and Thomas C. Nord dated June 11, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2003).

10.10	The Company’s Deferred Compensation Plan Effective as of July 1, 2001 (incorporated by reference to Exhibit 10.45 to the Company’s report on Form 10-K/A for the year ended December 31, 2004).

Exhibit Number	Description

10.11

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation (incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002).

10.12

Class A Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002).

10.13

Class B Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V., and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002).

10.14

Custodial Agreement by and among BNY Midwest Trust Company, Willis Engine Funding LLC, the Company, The Bank of New York and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002).

10.15*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.16*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.17

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.18*

Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.19

Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.20

Subclass A-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.21

Amended and Restated Subclass B-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V. and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.22

Subclass B-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.23

Amended and Restated Indenture between Willis Engine Funding LLC, and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.24

Amended and Restated Servicing Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2002).

10.25*

First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description

10.26*

First Amendment to Series Supplement between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003. Incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003.

10.27

Amendment No. 1 to Note Purchase Agreements between Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003 (incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003).

10.28*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.29

First Amendment to Amended and Restated Credit Agreement dated as of September 24, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance — CDC IXIS (incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the quarter ended September 30, 2004).

10.30

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend the Company’s warehouse facility (incorporated by reference to Exhibit 10.42 of the Company’ Form 10-Q for the quarter ended September 30, 2004).

10.31

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s report in Form 10-K for the year ended December 31, 2004).

10.32

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.43 of the Company’s report in Form 10-K for the year ended December 31, 2004).

10.33

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 of the Company’s report in Form 10-K for the year ended December 31, 2004).

10.34*	Asset Transfer Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, and WEST Engine Funding LLC.

10.35	Series A1 Note Purchase Agreement, dated as of July 28, 2005, among the Company, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited.

10.36	Series 2005 B1 Note Purchase Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG.

10.37*	Series A2 Note Purchase Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG.

10.38*	Series B2 Note Purchase Agreement, dated as of August 9, 2005 among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG.

10.39*	Indenture, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.

10.40	Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.

10.41	Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.

Exhibit Number	Description

10.42*	Series A2 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.

10.43*	Series B2 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.

10.44	Servicing Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein.

10.45	Administrative Agency Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein.

11.1	Statement regarding computation of per share earnings.

31.1	Certification of Charles F. Willis, IV pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Monica J. Burke pursuant to Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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