Form 10-K
period 2005-12-31
WILLIS LEASE FINANCE CORP
filed 2006-03-31
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock	NASDAQ
Preferred Stock	NASDAQ

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $48.7 million (based on a closing sale price of $8.00 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2006 was 9,155,561.

The Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION
2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                                                     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines. Our strategy is to provide leasing services to a diversified group of customers worldwide. In particular, we provide this service to commercial aircraft operators and maintenance and repair organizations (“MROs”).

Commercial aircraft operators need engines in addition to those installed in the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is approximately 15% of the total number of installed engines. Today it is estimated that there are nearly 35,000 engines installed on commercial aircraft (excluding regional jets). Accordingly, we estimate that there are approximately 5,000 spare engines in the market, including both owned and leased spare engines.

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2005, we had a total lease portfolio consisting of 124 engines and related equipment, five aircraft, and three spare parts packages with 50 lessees in 27 countries and an aggregate net book value of $540.7 million. We also seek, from time to time, to act as leasing agent of engines for other parties.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. These aircraft are currently leased to Emirates with remaining lease terms of 90 and 92 months. Our investment in the joint venture is $8.9 million.

We are a Delaware corporation, incorporated in 1996. Our executive offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. We transact business directly and through our subsidiaries unless otherwise indicated.

We maintain a website at www.willislease.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC also maintains an electronic Internet site that contains our reports, proxy and information statements, and other information at http://www.sec.gov.

We do not break our business into multiple segments. Instead, we consider our continuing operations to operate in one reportable segment.

THE WEST SECURITIZATION

Willis Engine Securitization Trust, or “WEST,” is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST to acquire and finance engines owned by another of our wholly-owned subsidiaries, WEST Engine Funding LLC (formerly Willis Engine Funding LLC). In August 2005 WEST issued and sold four series of notes to finance its acquisition of 61 engines. WEST’s obligations under these notes are serviced by revenues from the lease and disposition of its engines, and are secured by all its assets, including all its interests in its engines, its subsidiaries, restricted cash accounts, engine maintenance reserve accounts, all proceeds from the sale or disposition of engines, and all insurance proceeds. We have not guaranteed any obligations of WEST and none of our assets secure such obligations.

We are the servicer and administrative agent for WEST. Our annual fees for these services are 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST on its engines, and such fees are payable to us monthly. We are also paid a fee of 3% of the net proceeds from the sale of any engines. As WEST is consolidated in our financial statements these fees eliminate on consolidation. Proceeds from engine sales will be used, at WEST’s election, to reduce WEST’s debt or to acquire other engines.

At the closing, WEST agreed to acquire 61 engines from us by acquiring WEST Engine Funding LLC (58 engines) and three engines directly from us. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements.

WEST acquired these engines from us with the net proceeds of the issuance of $228.3 million aggregate principal amount of secured term notes issued by WEST (also called the Series 2005-A1 Floating Rate Notes and Series 2005-B1 Floating Rate Notes) (collectively, the “Asset-Backed Securitization”). We used these funds net of a $3.0 million discount on the Series 2005 A-1 Floating Rate Notes to pay off $203.7 million of our indebtedness, pay transaction expenses of approximately $6.4 million, fund the liquidity facilities for the trust of approximately $9.4 million and received cash of approximately $6.0 million for general corporate purposes. WEST also provides a warehouse financing facility of approximately $113.6 million in aggregate principal amount of secured revolving notes (also called Series 2005-A2 Floating Rate Notes and Series 2005-B2 Floating Rate Notes), which may be increased, subject to certain conditions, to $171.4 million to acquire additional engines for lease, to maintain engines and pay certain amounts on WEST’s term notes.

WEST gives us the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both us and the investors. The Asset-Backed Securitization provides a significant improvement to our capital structure by better matching debt maturity to asset life. It includes a $113.6 million warehouse facility to provide additional borrowing capacity, which offers new capital to fund growth and, more importantly, provides a structure for regular placement of additional term notes in the future as the warehouse matures. When term notes are issued to refinance the warehouse borrowings, the warehouse will again be available for new engine purchases, giving us a platform to fund our growth into the future.

OUR COMPETITIVE ADVANTAGES

We are uniquely positioned in the market and remain competitive, in part, due to the following advantages:

•                  We have an entrepreneurial culture and our size and independent ownership structure gives us a unique ability to move faster than our competition.

•                  Our independent ownership allows us to meet our customer needs without regard to any potentially conflicting affiliate demands to use their engines or services.

•                  We have significant technical expertise and experience.

•                  We have extensive industry contacts/relationships—worldwide.

•                  We have a trusted reputation for quality engines and engine records.

•                  We have a diverse portfolio by customer, geography and engine type.

•                  We have a diverse product offering (by engine type and types of leases).

MARKET OVERVIEW FOR SPARE ENGINES

Historically, commercial aircraft operators owned rather than leased their engines. As engines become more powerful and technically sophisticated, they also become more expensive to acquire and maintain. In part due to cash constraints on commercial aircraft operators and the costs associated with engine ownership, commercial aircraft operators have become more cost-conscious and now utilize operating leases for a portion of their engines. As a result, commercial aircraft operators are able to better manage their finances in this capital-intensive business. Engine leasing is a specialized business that has evolved into a discrete sector of the commercial aviation market. Participants in this sector need access to capital, as well as specialized technical knowledge, in order to compete successfully.

Growth in the spare engine leasing industry is dependent on two fundamental drivers:

•                  the number of commercial aircraft, and therefore engines, in the market; and

•                  the proportion of engines that are leased, rather than owned, by commercial aircraft operators.

We believe both drivers will increase over time.

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Airbus Industries estimates that there are roughly 11,000 aircraft (excluding regional jets) as of 2004 and projects this will grow to approximately 21,500 aircraft

(excluding regional jets) by 2023. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

Increased lease penetration rate

Spare engines provide support for installed engines in the event of routine or other engine maintenance or unscheduled removal. The number of spare engines needed to service any fleet is determined by many factors. These factors include:

•                  the number and type of aircraft in an aircraft operator’s fleet;

•                  the geographic scope of such aircraft operator’s destinations;

•                  the time an engine is on-wing between removals;

•                  average shop visit time; and

•                  the number of spare engines an aircraft operator requires in order to ensure coverage for predicted and unscheduled removals.

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than capital leases or ownership of spare engines. Some believe that the industry estimate (that the total number of spare engines is approximately 15% of the total number of installed engines needed) is likely a conservative estimate. Some also believe that currently as many as 20% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to rise over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2005, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Although we have no current plans to enter into finance leases, we may decide to enter into finance leases in the future. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

We describe all of our current leases as triple-net operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards and the required condition of the engine upon return at the end of the lease. During the term of the lease, we generally require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, we may undertake a portion of the maintenance and regulatory compliance risk.

We try to mitigate risk where possible. For example, we make an analysis of the credit risk associated with the lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See “Risk Factors” below.

At the commencement of a lease, we may collect, in advance, a security deposit (normally equal to at least one month’s lease payment), and during the term of the lease, maintenance reserves from the lessee based on the lessee’s use of the engine. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are collected and are used when normal repairs associated with engine use or maintenance are required. Under longer-term leases, to the extent that cumulative maintenance reserves are inadequate to fund normal repairs required prior to return of the engine to us, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee.

During the lease period, our leases require that maintenance and inspection of the leased engines be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when an engine comes off-lease, it undergoes inspection to verify compliance with lease return conditions. Our management believes that our attention to our lessees, and our emphasis on maintenance and inspection helps preserve residual values and generally helps us to recover our investment in our leased engines.

Upon termination of a lease, we will lease or sell the related engines. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

•                  general market conditions;

•                  regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of engines);

•                  changes in demand for air travel;

•                  fuel costs;

•                  changes in the supply and cost of aircraft equipment; and

•                  technological developments.

In addition, the value of particular used engines varies greatly depending upon their condition, the maintenance services performed during the lease term and, as applicable, the number of hours or cycles remaining until the next major maintenance is required. If we are unable to lease or sell engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.

The value of a particular model of engine is heavily dependent on the status of the types of aircraft on which it is installed. We believe values of engines tend to be stable so long as the host aircraft for the engines as well as the engines themselves are still being manufactured. Prices will also tend to remain stable and even rise after a host aircraft is no longer manufactured (for example, Boeing has recently discontinued production of the 757 without a concomitant drop in related engine values), so long as there is sufficient demand for the host aircraft. However, the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or parted out in significant numbers. Values of engines also may decline because of manufacturing defects that may surface subsequently.

As of December 31, 2005, we had a total lease portfolio of 124 aircraft engines and related equipment, three spare parts packages, five aircraft and various parts and other engine-related equipment with an aggregate original cost of $638.2 million in our lease portfolio. As of December 31, 2004, we had a total lease portfolio of 115 aircraft engines and related equipment, three spare parts packages, five aircraft and various parts and other engine-related equipment with an aggregate original cost of $587.4 million in our lease portfolio.

As of December 31, 2005, minimum future rentals under noncancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2006	$42,052
2007	30,777
2008	20,938
2009	14,405
2010	12,026
Thereafter	8,689
$128,887

As of December 31, 2005, we had 50 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 27 countries. We do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2005, we owned five DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Island Air. Island Air leases the aircraft from us under noncancelable leases that generate lease revenue of approximately $2.5 million per year for the remaining periods of between one and three years. These aircraft have a net book value of $13.9 million.

Island Air was acquired from its former parent, Aloha Airlines on May 11, 2004 by a company controlled by Charles F. Willis, IV, our Chairman of the Board, Chief Executive Officer and controlling stockholder. Aloha Airlines guaranteed Island Air’s obligations under four of our aircraft leases, but Aloha Airlines filed for reorganization under Chapter 11 of the Bankruptcy Code in December 2004. With its emergence from Chapter 11 in February 2006, Aloha Airlines’ obligations under its guranty were discharged. The five leases are still performing, and, the lessee is current on all obligations and no provision has been made for any loss.

Our aircraft leases are “triple-net” leases and the lessee is responsible for all operating expenses, including fuel, crews, airport and navigation and landing charges, taxes, licenses, registration and insurance. In addition, the lessee is responsible for normal maintenance and repairs, engine and airframe overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.9 million.

COMPETITION

The markets for our products and services are very competitive, and we face competition from a number of sources. These competitors include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft spare parts distributors. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that we serve, thereby significantly increasing industry competition. We can give no assurance that competitive pressures will not materially and adversely affect our business, financial condition or results of operations. See “Risk Factors”.

INSURANCE

In addition to requiring full indemnification under the terms of our leases, we require our lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third party liability insurance and physical damage and casualty insurance. We require that we be named as an additional insured on liability insurance with the Company and its lenders normally identified as the loss payee for damage to the equipment on policies carried by lessees. We monitor compliance with the insurance provisions of the leases. We also carry contingent physical damage and third party liability insurance as well as product liability insurance.

GOVERNMENT REGULATION

Our customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the Joint Aviation Authority (“JAA”) in Europe, regulate aircraft operated in those countries. Such regulations also indirectly affect our business operations. All aircraft operated in the United States must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

While our leasing and reselling business is not regulated, the aircraft, engines and engine parts that we leases and sells to our customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Presently, whenever necessary, with respect to a particular engine or engine component, we utilize FAA and/or JAA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2005, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

We believe that the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight has and will continue to originate from the quality assurance departments of airline operators. We have been able to meet all such requirements to date, and believe that we will be able meet any additional requirements that may be imposed. We cannot give assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on us.

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Most of our engines, related aircraft parts and equipment (all of which we sometimes refer to as “equipment”) are leased; approximately 84% is operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in Euros or other foreign currencies. We lease our equipment to lessees domiciled in 9 geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2005, 2004 and 2003. No single country other than the United States accounted for more than 10% of our lease revenue for any of those periods. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Lease Revenue	Percentage	Lease Revenue	Percentage	Lease Revenue	Percentage
	(dollars in thousands)
United States	$10,167	16%	$8,094	14%	$6,373	11%
Canada	—	—	238	—	1,042	2
Mexico	4,658	8	4,225	7	4,349	8
Australia/New Zealand	—	—	670	1	853	1
Europe	22,716	36	25,943	45	25,310	45
South America	9,985	16	8,452	15	7,576	13
Asia	9,649	15	4,889	8	5,540	10
Africa	780	1	1,064	2	1,373	2
Middle East	5,164	8	4,602	8	4,561	8
Total	$63,119	100%	$58,177	100%	$56,977	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 80% to 83% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine, market demand with the expectation that we can lease or sell such engines.

RECENT DEVELOPMENTS

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market under the symbol WLFCP.

EMPLOYEES

As of December 31, 2005, we had 47 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

ITEM 1A.                                            RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

RISKS RELATING TO OUR BUSINESS

We are affected by the risks faced by commercial aircraft operators and MROs because they are our customers.

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, which are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•                  general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•                  demand for air travel and air cargo shipments;

•                  changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•                  security, terrorism, war, health and political instability;

•                  environmental compliance and other regulatory costs;

•                  labor contracts, labor costs and stoppages at commercial aircraft operators;

•                  aircraft fuel prices and availability;

•                  technological developments;

•                  maintenance costs;

•                  airport access and air traffic control infrastructure constraints;

•                  insurance and other operating costs incurred by commercial aircraft operators and MROs; and

•                  industry capacity, utilization and general market conditions and market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience:

•                  a decrease in demand for some engine types in our portfolio;

•                  greater credit risks from our customers, and a higher incidence of lessee defaults and repossessions;

•                  an inability to quickly lease engines and aircraft when these become available through our purchase commitments and regular lease terminations on commercially acceptable terms; and

•                  shorter lease terms, which may increase our expenses and reduce our utilization rates.

Continuing failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and our ability to lease the engines in a timely manner following termination of the lease.

The value and income producing potential of an engine depend heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine must be maintained in accordance with governmental and manufacturer specifications.

Our leases make the lessees primarily responsible for maintaining the engines, keeping related records and complying with governmental directives and manufacturer requirements. Over time, certain lessees have experienced and may experience in the future, difficulties in meeting their maintenance and recordkeeping obligations under our leases.

Our ability to determine the condition of the engines and whether the lessees are properly maintaining our engines is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•                  a grounding of the related engine;

•                  a repossession which would likely cause us to incur additional, and potentially substantial, maintenance, modification or other costs in restoring the engine to an acceptable maintenance condition, offset by any maintenance reserves or payments received by us;

•                  a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine;

•                  the loss of lease revenue while we recreate records; and

•                  a lower lease rate and/or shorter lease term under any new lease entered into by us following the repossession of the engine.

Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. Should an engine become damaged during a lease and we are unable to recover from the lessee or insurance, we may incur a loss.

Our operating results vary and comparisons to results for preceding periods may not be meaningful.

Due to a number of factors, including the risks described above, our operating results may fluctuate. These fluctuations may also be caused by:

•                  the timing and amount of purchases and sales of engines;

•                  the termination or announced termination of production of particular aircraft and engine types;

•                  the retirement or announced retirement of particular aircraft models by commercial aircraft operators;

•                  the operating history of any particular engine or engine model; and

•                  the length of our operating leases.

These risks may reduce our engine utilization rates, lease margins, proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and costs of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates, the appraised and resale value of engines and increase the time and costs incurred to lease or sell engines.

We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful and that results of prior periods should not be relied upon as an indication of our future performance.

Our customers face intense competition and some carriers are in troubled financial condition.

The commercial aviation industry deteriorated sharply in 2001 and 2002 as a result of many factors, including the September 11, 2001 terrorist attacks and the related slowdown in economic activity. Since that time, we believe that airline traffic has recovered in most of the world. Nevertheless, some commercial aircraft operators are experiencing significant cash flow shortages, particularly with recent increases in fuel costs. We cannot give assurance that delinquencies and defaults on our leases will not increase when the market for engine operating leases experiences its next cyclical downturn.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2005, we had an aggregate of approximately $850,000 in lease rent and $980,000 in maintenance reserves payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy, and a number of such airlines have ceased operations. In connection with airline bankruptcies, carriers often announce aircraft disposal plans which could affect the market for spare aircraft engines and the values of spare engines if the engines are removed from the aircraft and separately placed in the market.

Two of our lessees, Varig and its subsidiary Rio Sul, which lease a total of nine engines, have recently suspended payments to their lessors.  These airlines filed for protection from their creditors in Brazil and the United States in June 2005.  They owed us rent of approximately $0.7 million on the date they filed for protection, all of which was covered by security deposits or the $240,000 bad debt allowance established in the third quarter of 2005.  They remained current on their post-petition obligations to us through February 2006.  They currently owe $0.4 million in rent.  We hold security deposits in excess of that amount against these claims.  A notice of default and demand for return of the engines has been issued.  We are unable to predict the future viability of these lessees.  We also lease aircraft to Hawaii Island Air, Inc. (“Island Air”), which operates exclusively in Hawaii, a challenging airline market in which two carriers entered bankruptcy in 2003 and 2004. Aloha Airlines, a guarantor of four of our aircraft leased to Island Air filed for bankruptcy in 2004. With its emergence from Chapter 11 in February 2006 Aloha Airlines’ obligations under its guaranty were discharged. The five leases are still performing and the lessee is current on all obligations and no provision has been made for any loss.

We and our customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines.

Licenses and consents

We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our engines. Consents needed in connection with future leasing or sale of our engines may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines.

The U.S. Department of Commerce, or the “Commerce Department,” regulates exports. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of engines and aircraft to foreign entities and the export of related parts. These Departments may, in some cases, require us to obtain export licenses for engines exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of engines and aircraft into the United States for maintenance or lease and imports of parts for installation on our engines and aircraft.

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees for compliance with OFAC’s rules.

Civil aviation regulation

Users of engines are subject to general civil aviation authorities, including the FAA and Joint Aviation Authorities in Europe, who regulate the maintenance of engines and impose airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine types or series of specific engines that must be implemented for the engine to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine or particular engine parts. Each lessee of an engine generally is responsible for complying with all airworthiness directives. However, if the engine is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

Environmental regulation

Governmental regulations of noise and emissions levels may be applicable where the related airframe is registered, and where the aircraft is operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the United States and the International Civil Aviation Organization, or “ICAO,” have adopted a new, more stringent set of “Stage IV” standards for noise levels which will apply to engines manufactured or certified beginning in 2006. At this time, the United States regulations would not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union has established a framework for the imposition of operating limitations on non-Stage IV aircraft. These regulations could limit the economic life of our engines or reduce their value, could limit our ability to lease or sell the non-compliant engines or, if engine modifications are permitted, require us to make significant additional investments in the engines to make them compliant.

The United States and other jurisdictions are beginning to impose more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. Concerns over global warming could result in more stringent limitations on the operation of older, non-compliant engines.

Any change to current tax laws or accounting principles making operating lease financing less attractive could adversely affect our business, financial condition and results of operations.

Our leasing activities generate significant depreciation, which has contributed to our net operating loss. We also have benefited from the Extraterritorial Income Exclusion which significantly reduced our effective tax rate. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, this benefit is being phased out completely by the end of 2006 and our effective tax rate is expected to increase to the statutory rate. Changes in tax laws or accounting principles that affect our recognition of revenues or expenses could have a material adverse affect on our business.

In addition, our lessees enjoy favorable accounting and tax treatment by using operating leases. Changes in tax laws or accounting principles that make operating leases less attractive to our lessees could have a material adverse affect on demand for our leases and on our business.

Allegations that our aircraft, engines or parts have caused bodily injury or property damage expose us to liability claims.

We are exposed to potential liability claims if the use of our aircraft, engines or parts is alleged to have caused bodily injury or property damage. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including liability, property damage and hull all risks insurance on our engines and on our aircraft at agreed upon levels. We can give no assurance that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss.

We may not be adequately covered by insurance.

While we maintain contingent insurance covering losses not covered by our lessees’ insurance, such coverage may not be available in circumstances where the lessee’s insurance coverage is insufficient. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. We are required under certain of our debt facilities to obtain political risk insurance for leases to lessees in specified jurisdictions. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.

Currently, the U.S. government is still offering war risk insurance to U.S.-certificated airlines; however, most foreign governments have ceased this practice, forcing non-U.S. airlines back into the commercial insurance market for this coverage. It is unknown how long the U.S. government will continue to offer war risk insurance and whether U.S.-certificated airlines could obtain war risk insurance in the commercial markets on acceptable terms and conditions.

We and our lenders generally are named as an additional insureds on liability insurance policies carried by our lessees and are usually the loss payees for damage to the engines. We have not experienced any significant aviation-related claims or any product liability claims related to our engines or spare parts that were not insured. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or spare parts could result in significant monetary claims.

RISKS RELATING TO OUR CAPITAL STRUCTURE

Our inability to obtain sufficient capital would constrain our ability to grow our portfolio and to increase our revenues.

Our business is capital intensive and highly leveraged. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our portfolio of engines is dependent, in part, on the appraised value of our engines. If the appraised value of our engines declines, we may be required to reduce the principal outstanding under certain of our debt facilities. Availability under such debt facilities may also be reduced, at least temporarily, as a result of such appraisal declines.

We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities could result in increased funding costs and would limit our ability to:

•                  meet the terms and maturities of our existing and future debt facilities;

•                  add new equipment to our portfolio;

•                  fund our working capital needs and maintain adequate liquidity; and

•                  finance other growth initiatives.

Our financing facilities impose restrictions on our operations.

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition and performance tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our capital stock if an event of default under such facilities has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such amendments and waivers to our financing agreements in the past, but we cannot provide any assurance that we will receive such amendments or waivers in the future if we request them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our engine leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has increased from approximately 1.12% on December 31, 2003, to approximately 4.39% on December 31, 2005.

Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. The payments due are recorded as a liability to potentially reimburse the lessee and they serve as security for the lessee’s obligation to perform specified scheduled maintenance. Maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Approximately 39 of our leases comprising 38.8% of the net book value of our engines at December 31, 2005 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for maintenance work pursuant to the lease terms if the maintenance reserves are insufficient to cover maintenance costs.

We can give no assurance that our operating cash flows and available liquidity reserves, including the amounts held in the engine reserve restricted cash accounts, will be sufficient to fund necessary engine maintenance. Actual maintenance reserve payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees. Furthermore, we can provide no assurance that lessees will meet their obligations to make maintenance reserve payments or perform required scheduled maintenance or, to the extent that maintenance reserve payments are insufficient to cover the cost of a particular maintenance event, pay the excess cost.

Our engine values and lease rates, which are dependent on the status of the types of aircraft on which engines are installed, and other factors, could decline.

The value of a particular model of engine depends heavily on of the types of aircraft on which it may be installed and the supply of available engines. We believe values of engines tend to be relatively stable so long as there is sufficient demand for the host aircraft. However, we believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of our engines are used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines from these operators could have an adverse effect on the demand for the affected spare engines and the values of such engines.

We have risks in managing our portfolio of engines to meet customer needs.

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines that we expect will experience obsolescence or declining usefulness in the foreseeable future. The WEST securitization facility limits our sale of the engines in that facility during any 12 month period to 10% of the “average aggregate adjusted borrowing value” of the engines during any 12 month period, which may inhibit engine sales that we otherwise believe may be desirable. We can give no assurance that we can successfully manage our engine portfolio to reduce these risks.

Upon termination of a lease, we may be unable to enter into new leases or sell the engine on acceptable terms.

We own the engines that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines. Upon termination of a lease, we seek to enter a new lease or to sell the engine. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee for our engines coming off-lease. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep the engines on lease consistently.

We may not be able to repossess an engine when the lessee defaults, and even if we are able to repossess the engine, we may have to expend significant funds in the repossession and leasing of the engine.

When a lessee defaults we typically seek to terminate the lease and repossess the engines. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine. As a result, the relevant engine may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine, and costs associated with necessary maintenance and recordkeeping to make the engine available for lease or sale. During this time, we will realize no revenue from the leased engine, and we will continue to be obligated to pay our debt financing the engine. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own five DeHaviland DHC-8-100 turboprop aircraft and interests through WOLF in two Airbus A340-313 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

•                  we will be subject to the greater maintenance risks and risks of declines in value that apply to aircraft as opposed to engines, as well as the potentially greater risks of leasing or selling aircraft;

•                  intense competition among manufacturers, lessors, and sellers may, among other things, adversely affect the demand for, lease rates and residual values of our aircraft;

•                  our aircraft lessees are aircraft operators engaged in economically sensitive, highly cyclical and competitive businesses and our results of operations from aircraft leasing depend, in part, on their financial strength (for more details, see the risk factor entitled “We are affected by the risks faced by commercial aircraft operators and MROs because they are our customers” above);

•                  our aircraft lessees may encounter significant financial difficulties, which could result in our agreeing to amend our leases with the customer to, among other things, defer or forgive rent payments or extend lease terms as an alternative to repossession;

•                  our aircraft lessees may file for bankruptcy which could result in us incurring greater losses with respect to aircraft than with respect to engines; and

•                  aircraft technology is constantly improving and, as a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer, more advanced and efficient aircraft become available.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.

In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine purchases as well as to service our payment obligations to our creditors as they become due despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is generally unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NUMEROUS FACTORS MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

The trading price of our common stock and our Series A Preferred Stock may fluctuate due to many factors, including:

•                  the risks relating to our business described in this Annual Report;

•                  sales of our securities by a few stockholders or even a single significant stockholder;

•                  general economic conditions;

•                  quarterly variations in our operating results;

•                  our financial condition, performance and prospects;

•                  changes in financial estimates by us;

•                  the level, direction and volatility of interest rates and expectations of changes in rates;

•                  the market for securities similar to our common stock and our Series A Preferred Stock; and

•                  changes in our capital structure, including additional issuances by us of debt or equity securities.

In addition, the U.S. stock markets have experienced price and volume volatility that has affected many companies’ stock prices, often for reasons unrelated to the operating performance of those companies.

RISKS RELATING TO OUR FOREIGN OPERATIONS

A substantial portion of our lease revenue comes from foreign customers, subjecting us to divergent regulatory requirements.

For the year ended December 31, 2005, 84% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

Our leases require payments in U.S. dollars but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to make their payments to us.

All of our current leases require that payments be made in U.S. dollars. If the currency that our lessees typically use in operating their businesses devalues against the U.S. dollar, the lessees could encounter difficulties in making payments in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases may provide for payments to be made in Euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in Euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings. If payments on our leases are made in foreign currency, our risks and hedging costs will increase.

We operate globally and are affected by our customers’ local and regional economic and other risks.

We believe that our customers’ growth and financial condition are driven by economic growth in their service areas. The largest portion of our lease revenues come from Europe. European airline operations are among the most heavily regulated in the world. At the same time, new low-cost carriers have exerted substantial competitive and financial pressure on major European airlines. Low-cost carriers are having similar effects in North America and elsewhere.

Our operations may also be affected by foreign currency restrictions, local currency valuations and interest rates, as well as political or economic instability in the areas where we have customers.

We may not be able to enforce our rights as a creditor if a lessee files for bankruptcy outside of the United States.

When a debtor seeks protection under the United States Bankruptcy Code, creditors are automatically stayed from enforcing their rights. In the case of United States-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation and we can give no assurance that Section 1110 will protect our investment in an aircraft or engines in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

Liens on our engines could exceed the value of the engines, which could negatively affect our ability to repossess, lease or sell a particular engine.

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to the engines. Engines also may be installed on airframes to which liens unrelated to the engines have attached. The liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine. Such liens may have priority over our interest as well as our creditors’ interest in the engines, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines. We cannot give assurance that our lessees will comply with their obligations to discharge third party liens on our engines. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess the engines.

In certain countries, an engine affixed to an aircraft may become an accession to the aircraft and we may not be able to exercise our ownership rights over the engine.

In some jurisdictions, an engine affixed to an aircraft may become an accession to the aircraft, so that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess an engine in the event of a lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

RISKS RELATED TO OUR SMALL SIZE AND CORPORATE STRUCTURE

Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.

The engine leasing industry is highly competitive and global. Our primary competitors include GE Engine Leasing, Shannon Engine Support, Pratt &Whitney, Rolls-Royce Partners Finance and Engine Lease Finance.

Our primary competitors generally have significantly greater financial, personnel and other resources, and a physical presence in more locations, than we do. In addition, competing engine lessors may have lower costs of capital and may provide financial or technical services or other inducements to customers, including the ability to sell or lease aircraft or provide other forms of financing that we do not provide. We cannot give assurance that we will be able to compete effectively or that competitive pressures will not adversely affect us.

There is no organized market for the spare engines we purchase. Typically, we purchase engines from commercial aircraft operators, engine manufacturers, MROs and other suppliers. We rely on our representatives, advertisements and reputation to generate opportunities to purchase and sell engines. The market for purchasing engine portfolios is highly competitive, generally involving an auction bidding process. We can give no assurance that engines will continue to be available to us on acceptable terms and in the types and quantities we seek consistent with the diversification requirements of our debt facilities and our portfolio diversification goals.

Substantially all of our assets are pledged to our creditors.

Because of WEST’s bankruptcy remote status, substantially all of the consolidated entity’s assets are pledged to secure its obligations to its creditors. WEST’s ability to make distributions and pay dividends to us is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Our rights, and the rights of our creditors, to participate in any distribution of assets of WEST upon its liquidation, reorganization, dissolution or winding up therefore will be subject to the prior claims of WEST’s creditors, except to the extent that we or another subsidiary is recognized as a creditor of WEST, in which case our claims, as an unsecured creditor, would rank equally with the claims of other unsecured creditors and may be subordinated to the claims of any creditor of WEST that has a judgment or perfected lien against it or its assets. In the future we may create additional subsidiaries whose ability to make distributions and pay dividends to us will be likewise restricted.

We may be unable to manage the expansion of our operations.

We can give no assurance that we will be able to manage effectively the potential expansion of our operations, or that if we are successful expanding our operations that our systems, procedures or controls will be adequate to support our operations, in which event our business, financial condition, results and cash flows could be adversely affected.

Any acquisition or expansion involves various risks, which may include some or all of the following:

•                  incurring or assuming additional debt;

•                  diversion of management’s time and attention from ongoing business operations;

•                  future charges to earnings related to the possible impairment of goodwill and the write down of other intangible assets;

•                  risks of unknown or contingent liabilities;

•                  difficulties in the assimilation of operations, services, products and personnel;

•                  unanticipated costs and delays;

•                  the risk that the acquired business does not perform consistently with our growth and profitability expectations;

•                  the risk that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; and

•                  potential loss of key employees and customers.

Any of the above factors could have a material adverse effect on us.

Compliance with the regulatory requirements imposed on us as a public company results in significant costs that will likely have an adverse effect on our results.

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our small staff to address the regulations. We must comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. Such compliance will require us to incur considerable costs on audit and consulting fees and require significant management time that will adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2005, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 3,459,531 shares of our common stock, representing approximately 36% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

Our business might suffer if we were to lose the services of certain key employees.

Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Chief Executive Officer, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers and would be difficult to replace. We maintain key man life insurance of $5.0 million on Mr. Willis, but such amount is unlikely to adequately compensate us for the loss of his services.

We are the servicer and administrative agent for the WEST facility and our cash flows would be materially and adversely affected if we were removed from these positions.

We are the servicer and administrative agent with respect to engines in the WEST facility. We receive annual fees of 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST on its engines. We may be removed as servicer and administrative agent by the affirmative vote of a requisite number of holders of WEST facility notes upon the occurrence of certain specified events. If we are removed, our expenses would increase since our consolidated subsidiary, WEST, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.

Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.

Our board of directors has authorized the issuance of shares of Series I Preferred Stock pursuant to our amended rights agreement, by and between us and American Stock Transfer and Trust Company, as rights agent. The rights agreement could make it more difficult to proceed with and tend to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% supermajority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 2.                                                     PROPERTIES

Our principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. We occupy space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The annual lease rental commitments are approximately $387,000 and $399,000 for 2006 and 2007, respectively. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitments are approximately $94,000, $97,000 and $83,000 for 2006, 2007 and 2008, respectively. We also lease office space in Shanghai, China. The lease expires June 30, 2006 and the remaining lease commitment is approximately $25,000.

ITEM 3.                                                     LEGAL PROCEEDINGS

We is not a party to any material legal proceedings.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 30, 2006 there were approximately 1,039 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2005 and 2004, as reported by NASDAQ, are set forth below:

	2005		2004
	High	Low	High	Low
First Quarter	$8.98	$7.30	$8.97	$6.43
Second Quarter	9.00	7.59	9.40	8.00
Third Quarter	10.84	7.96	8.99	6.59
Fourth Quarter	10.24	6.70	9.00	7.50

During the years ended December 31, 2005 and 2004 we did not pay cash dividends to our stockholders. We have not made any dividend payments since our inception as all available cash has been utilized for the business.  We have no intention of paying dividends on our common stock in the foreseeable future.  In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,848,671	$7.10	583,179
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,848,671	$7.10	583,179

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial data and operating information. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)

Revenue:
Lease revenue	$63,119	$58,177	$56,977	$55,397	$60,515
Gain on sale of leased equipment	7,061	3,085	2,372	482	5,636
Other income	366	677	520	—	—
Total revenue	$70,546	$61,939	$59,869	$55,879	$66,151

Net income	$4,177	$5,483	$5,093	$3,835	$5,129

Basic earnings from continuing operations per common share	$0.46	$0.61	$0.58	$0.43	$0.66
Diluted earnings from continuing operations per common share	$0.44	$0.59	$0.57	$0.43	$0.66
Balance Sheet Data:
Total assets	$655,677	$585,458	$560,022	$542,995	$531,453
Debt (includes capital lease obligation)	$407,551	$369,840	$362,395	$364,680	$359,547
Shareholders’ equity	$121,473	$116,468	$110,062	$104,905	$100,956

Lease Portfolio:
Engines at end of the period – continuing operations	124	115	119	120	110
Engines at end of the period – discontinued operations	—	—	—	—	4
Spare parts packages at the end of the period	3	3	4	4	4
Aircraft at the end of the period	5	5	7	6	6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; the market value of engines and other assets our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A. of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” We have no current plans to enter into finance leases although we may do so in the future. As of December 31, 2005, we had 50 lessees in 27 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2005, our total lease portfolio consisted of 124 engines and related equipment, five aircraft and three spare engine parts packages with an aggregate net book value of $540.7 million. On December 30, 2005, we entered into a joint venture with Oasis International Leasing (USA), Inc., called WOLF. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines are the most widely used engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, bad debts, and income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2005, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 44 engines having a net book value of $106.6 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by us, upon sale of the equipment, a loss may be realized. We review these estimates regularly and a change in either of these estimates would cause an associated change in depreciation expense.

Sales Related Activities. For equipment sold out of our lease portfolio, we recognize the gain or loss associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits and reserves are included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and reserves are included in the gain on sale.

Asset Valuation. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value minus maintenance reserves. If the forecasted undiscounted cash flows are less than the book value, we write the asset down to its fair value. We determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors.

For further information on these and other accounting policies we have adopted, refer to Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

RESTATEMENTS

Our financial statements were restated twice during 2005. We restated the Form 10-K for the years ended December 31, 2004, 2003 and 2002 and the Form 10 Q for the quarter ended March 31, 2005 on August 3, 2005 as a consequence of a review of our financial statement presentation and disclosures during a normal periodic review of our filings by the staff of the Securities and Exchange Commission. As a result of the review, our financials were restated to reclassify restricted cash into a separate line item on the balance sheet for all periods presented and to reclassify a gain on the prepayment of a debt facility in 2002 from revenue to a component of net finance costs. We concluded that we had a material weakness in our procedures surrounding our financial statement disclosures and classifications and implemented expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

On November 29, 2005, we again restated our Form 10 K for the years ended December 31, 2004, 2003 and 2002 and the Forms 10 Q for the quarters and year to date periods ended March 31, 2005 and June 30, 2005 for inappropriate application of accounting for derivative related transactions under Statement of Financial Accounting Standard No. 133, (SFAS 133). In particular, it was determined that the documentation related to our derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result that we could not apply hedge accounting to the transactions. As a result of these restatements, we have reflected the change in the fair value of derivative contracts in the income statement and not in other comprehensive income where the change had previously been recorded. We concluded that we had a material weakness because we did not maintain effective controls over the documentation and valuation of derivative transactions since the implementation of SFAS 133 in 2001. Specifically, our documentation and effectiveness testing was not reviewed and validated regularly to ensure compliance with SFAS 133 and related implementation issues. We have changed our internal controls over derivative accounting by implementing expanded procedures including a completion of a derivative accounting checklist to ensure compliance with current derivative documentation and accounting standards and accounting pronouncements issued since the end of the previous period.

See Management of Interest Rate Exposure below for further information on hedge accounting.

We were delinquent filing our quarterly report on Form 10-Q for the third quarter ended September 30, 2005 as a result of work necessary to complete our second restatement of our financial statements for 2002, 2003 and 2004 and the first and second quarters of 2004 and 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenue is summarized as follows:

	Year ended December 31,
	2005		2004
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$63,119	89.5%	$58,177	93.9%
Gain on sale of leased equipment	7,061	10.0	3,085	5.0
Other income	366	0.5	677	1.1
Total	$70,546	100.0%	$61,939	100.0%

Leasing Related Activities. Our lease related revenue for the year ended December 31, 2005, increased 8.5% to $63.1 million from $58.2 million for the comparable period in 2004. This increase primarily reflects a reduced amount of equipment off-lease together with increased average lease rate factors (the monthly rent on the engines divided by the net book value of the engines). The aggregate of net book value of leased equipment at December 31, 2005 and 2004, was $540.7 million and $503.5 million, respectively, an increase of 7.3%. At December 31, 2005, and 2004, respectively, approximately 91% and 86% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2005, was 91% compared to 89% in the prior year. During the year ended December 31, 2005, 20 engines were added to our lease portfolio at a total cost of $103.0 million (including capitalized costs). During the year ended December 31, 2004, five engines were added to our lease portfolio at a cost of $59.4 million (including capitalized costs).

Gain on Sale of Leased Equipment. During the year ended December 31, 2005, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $7.1 million. Included in the calculation of gain on sale is the release of maintenance reserves on the engine sold. The maintenance reserve included in gain on sale in the year ended December 31, 2005 and 2004 was $11.5 million and $1.1 million, respectively. During the year ended December 31, 2004, 13 engines, two airframes and various engine-related equipment from the lease portfolio were sold for a net gain of $3.1 million.

Other Income. Our other income consists primarily of management fee income, and decreased $0.3 million due to fewer engines under management contract.

Depreciation Expense. Depreciation expense increased $2.1 million or 9% to $25.3 million for the year ended December 31, 2005, from the comparable period in 2004 due primarily to increase in assets on lease.

Write-down of Equipment. Write-down of equipment to their estimated fair values from the application of SFAS 144 totaled $0.1 million for the year ended December 31, 2005, due to management’s decision to consign an engine for part out and sale. There was a write down of $0.6 million for the year ended December 31, 2004 due to management decision to dispose of, rather than repair, an engine for the year ended December 31, 2004.

Net Finance Costs. Net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 50% to $24.5 million for the year ended December 31, 2005, from the comparable period in 2004, mainly due to an increase in interest rates. Interest income for the year ended December 31, 2005, increased to $1.5 million from $0.4 million for the year ended December 31, 2004, due to increases in interest rates and deposit balances. The majority of our interest rates are tied to one-month US dollar LIBOR which increased from 2.40% at the beginning of 2005 to 4.39% by year end. Realized and unrealized gains on derivative instruments decreased net finance costs by $1.6 million for the year ended December 31, 2005, compared to a decrease of $0.5 million for the year ended December 31, 2004, primarily due to the increase in LIBOR between the two periods and the resultant increase in the value of the fixed interest rate derivative instruments. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement. For the year ended December 31, 2005, approximately $1.4 million in deferred loan fees were written off upon repayment of the prior warehouse credit facility.

General and Administrative Expenses. General and administrative expenses increased 14% to $16.9 million for the year ended December 31, 2005, from the comparable period in 2004 due mainly to increases in net operating costs for corporate aircraft ($1.2 million), increased employment related costs ($0.7 million), increased bad debt expenses ($0.4 million), increased accounting costs ($0.3 million), and offset by reduced insurance costs ($0.2 million).

Income Taxes. Income taxes for the year ended December 31, 2005, decreased to $1.4 million from $2.4 million for the comparable period in 2004 reflecting decreased pre-tax income and a lower effective tax rate. The overall effective tax rate for the year ended December 31, 2005, was 24.5% compared to 30.8% for the prior year due to a lower apportionment of income to the State of California and corresponding reduction in the effective state income tax rate. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

Revenue is summarized as follows:

	Year ended December 31,
	2004		2003
			(as restated)
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$58,177	93.9%	$56,977	95.2%
Gain on sale of leased equipment	3,085	5.0	2,372	4.0
Other income	677	1.1	520	0.8
Total	$61,939	100.0%	$59,869	100.0%

Leasing Related Activities. Our lease related revenue for the year ended December 31, 2004, increased 2% to $58.2 million from $57.0 million for the comparable period in 2003. This increase primarily reflects a reduced amount of equipment off-lease together with increased average lease rate factors. The aggregate of net book value of leased equipment at December 31, 2004 and 2003, was $503.5 million and $497.2 million, respectively, an increase of 1%. At December 31, 2004, and 2003, respectively, approximately 86% and 88% of equipment by net book value was on-lease. However, we purchased three engines towards the end of 2004 which were off-lease at year end. Excluding those engines utilization would have been approximately 89% at December 31, 2004. The average utilization for the year ended December 31, 2004, was 89% compared to 87% in the prior year. During the year ended December 31, 2004, five engines were added to our lease portfolio at a total cost of $59.4 million (including capitalized costs). During the year ended December 31, 2003, 11 engines and two aircraft were added to our lease portfolio at a cost of $45.5 million (including capitalized costs).

Gain on Sale of Leased Equipment. During the year ended December 31, 2004, 13 engines, two airframes and various engine-related equipment from the lease portfolio were sold for a net gain of $3.1 million.

During the year ended December 31, 2003, ten engines from the lease portfolio were sold for a net gain of $2.4 million.

Other Income. Our other income consists primarily of management fee income and additionally in the year ended December 31, 2003, income resulting from a net insurance recovery of $0.2 million.

Depreciation Expense. Our depreciation expense increased $1.5 million or 7% to $23.2 million for the year ended December 31, 2004, from the comparable period in 2003 due primarily to changes in the estimates of useful lives and residual values of certain older engine types.

Write-down of Equipment. Our write-down of equipment to their estimated fair values from the application of SFAS 144 totaled $0.6 million for the year ended December 31, 2004, compared to $1.3 million for the year ended December 31, 2003, due to management’s decision to dispose of, rather than repair, an engine.

Net Finance Costs. Our net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 9% to $16.4 million for the year ended December 31, 2004, from the comparable period in 2003, mainly due to an increase in interest rates. Interest income for the year ended December 31, 2004, increased to $0.4 million from $0.2 million for the year ended December 31, 2003, due mainly to increases in interest rates. The majority of our interest rates are tied to one-month US dollar LIBOR which increased from 1.12% at the beginning of 2004 to 2.40% by year end. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.5 million for the year ended December 31, 2004, compared to an increase of $1.2 million for the year ended December 31, 2003, primarily due to the increase in LIBOR between the two periods and the resultant increase in the value of the fixed interest rate derivative instruments.

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

In September 2004, we acquired a Canadair Challenger 601-1A aircraft for general corporate purposes and for charter to third parties. For the period from September 2004 until December 31, 2004, we incurred $139,000 of expenses none of which was offset by charter fees.

Income Taxes. Our income taxes for the year ended December 31, 2004, increased to $2.4 million from $2.1 million for the comparable period in 2003 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2004, was 30.8% compared to 29.1% for the prior year with the increase in rate due to both a decrease in the impact of the deduction for the Extraterritorial Income Exclusion (EIE) as well as an increase in the effective state tax rate. In 2004 legislation repealed the EIE benefit and it will be phased out over the next three years. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We did not undertake any transaction in 2005 that would be affected by this Statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123(R) which is a revision to FASB SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. SFAS No. 123 applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We have an employee stock option/issuance plan (described in Note 10 of the accompanying Consolidated Financial Statements) which will be affected by the implementation of SFAS No. 123(R). Currently, under the existing statement we do not recognize compensation cost in respect of our plans and opt to make pro-forma disclosure of the impact which is described in Note 1(q) to our Financial Statements. In April 2005, the SEC adopted a rule allowing companies to implement SFAS No. 123(R) for fiscal years beginning after June 15, 2005. We will adopt SFAS 123(R) effective January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $372.9 million, $58.6 million and $68.4 million, in the years ended December 31, 2005, 2004 and 2003, respectively, was derived from this activity. In these same time periods $335.3 million, $51.4 million and $84.0 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $43.0 million, $30.1 million and $32.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

On February 7, 2006, we announced the completion of our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date, was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $103.0 million, $59.4 million and $45.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and interest expense. Note that cash received from reserves arrangements are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed throughout 2005. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 91%, by book value, of our assets were on-lease at December 31, 2005, compared to approximately 86% at December 31, 2004, and the average utilization rate for the year ended December 31, 2005, was 91% compared to 89% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2005, notes payable consists of loans totaling $407.5 million payable over periods of less than 1 year to approximately 15 years with interest rates varying between approximately 5.6% and 10.4% (excluding the effect of our interest rate derivative instruments).

The significant facilities are described below.

At December 31, 2005, we had a $168.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2005, $26.5 million was available under this facility. The facility matures in May 2007. The interest rate on this facility at December 31, 2005, was 1-month LIBOR plus 2.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $168.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes allow for borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST remain on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

Under our previous warehouse debt facility, Willis Engine Funding LLC (now known as West Engine Funding LLC), was a wholly-owned special purpose entity created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral were used to pay down principal, followed by a final balloon payment. The facility’s structure was designed to facilitate the issuance of public or private securitized notes. The facility notes were paid off at the closing of the WEST securitization for $203.7 million (the amount then outstanding on the facility notes), $183.3 million Class A notes and $20.4 million Class B notes.

At December 31, 2005, we had $221.1 million of WEST term notes and $34.0 million of WEST warehouse notes were outstanding. The term notes are divided into $193.6 million Series A1 notes and $27.5 million Series B1 notes. The warehouse notes are divided into $29.9 million Series A2 notes and $4.1 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2005, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At December 31, 2005, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%.

At December 31, 2005, we had warehouse and revolving credit facilities totaling approximately $281.6 million compared to $364.5 million at December 31, 2004. At December 31, 2005, and December 31, 2004, respectively, approximately $106.1 million and $31.5 million was available under these combined facilities.

At December 31, 2005, one-month LIBOR was 4.39% and at August 9, 2005, the commercial paper rate related to the previous warehouse debt facility was approximately 3.36%. At December 31, 2004, the one-month LIBOR rate was approximately 2.40%.

Approximately $26.6 million of our debt is repayable during 2006. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at December 31, 2005.

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$410,365	$21,844	$183,037	$40,275	$165,209
Interest payments under long – term debt obligations	130,349	25,609	38,584	22,824	43,332
Operating lease obligations	1,083	507	576	—	—
Purchase obligations	24,867	24,867	—	—	—
Total	$566,664	$72,827	$222,197	$63,099	$208,541

Approximately $403.2 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at December 31, 2005.

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2005 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR and commercial paper as applicable. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

We have commitments to purchase, during 2006, three new engines for a gross purchase price of between $22.3 million and $24.9 million depending on thrust rating elected, for delivery from January 2006 to December 2006.

The lease of our office premises in Sausalito expires on December 31, 2007. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in June 2006.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2006. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2005, $403.2 million (99%) of our borrowings were on a variable rate basis at various interest rates tied to LIBOR or commercial paper rates. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $151.0 million, with remaining terms of between 15 and 56 months and fixed rates of between 2.52% and 4.74%. The fair value of the swaps at December 31, 2005 and 2004 was positive $2.5 million and $1.4 million, respectively, representing a net asset for us.

We have also purchased an interest rate cap with a notional amount of $10.0 million, a remaining term of four months, and the rate capped at 5.0%.

On October 24, 2005, the Audit Committee of our Board of Directors determined that we should restate our previously issued consolidated financial statements for each of the years in the three-year period ended December 31, 2004, and the condensed consolidated interim financial statements for the three-month periods ended March 31, 2005 and 2004, and the three- and six-month periods ended June 30, 2005 and 2004 due to documentation deficiencies related to accounting for interest rate derivative contracts under SFAS 133. As a result of this announced restatement we were unable to file our Quarterly Report on Form 10-Q on the due date and were not in compliance with several of our bank agreements which require that we deliver financial statements in a timely manner prepared in accordance with generally accepted accounting principles. A waiver from each of the affected banks was obtained.

Commencing December 1, 2005 we applied hedge accounting per SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to record derivative instruments at fair value as either an asset or liability. Beginning in January 2001, derivative instruments were recorded on our balance sheet as either an asset or liability measured at fair value. We use derivative instruments (primarily for interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient between .8 and 1.25 is achieved. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in interest expense.

Prior to December 1, 2005, changes in the derivatives’ fair values were recognized in earnings (in realized and unrealized gains and losses derivative instruments); after that date hedge accounting was applied.

Net finance costs for the years ended December 31, 2005 and December 31, 2004, were decreased by $1.6 million and $0.5 million due to realized and unrealized (gains) and losses on derivative instruments, respectively. For the year ended December 31, 2003, net finance costs were increased by $1.2 million due to realized and unrealized (gains) and losses on derivative instruments. Realized and unrealized (gains) includes both the change in fair value of derivative instruments as well as the cash settlement expense or income due to the derivative instruments for the period.

The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2005, 2004 and 2003 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2005	2004	2003
Change in fair value of derivative instruments	$(1,370)	$(2,086)	$(1,157)
Cash settlement expense	(219)	1,621	2,317
Total realized and unrealized (gains) and losses from derivative instruments	$(1,589)	$(465)	$1,160

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of our common stock. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. During the year ended December 31, 2004, we sold one engine to avioserv at a net gain of $260,000. During the year ended December 31, 2005, we consigned one engine to avioserv and no parts of the engine were sold. W. William Coon, Jr., one of our directors, is also a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of December 31, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from us, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $13.9 million, for remaining periods of between one and three years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, in December 2004, Aloha filed for reorganization under Chapter 11 of the Bankruptcy Code. With its emergence from Chapter 11 in February 2006, Aloha’s obligations under its guaranty were discharged. The five leases are still performing and the lessee is current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated April 30, 2004, with Avsets.com, Inc. to sell parts from a disassembled engine. J.T. Power LLC (“J.T. Power”) agreed to market these parts on behalf of Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. There is no remaining book value for the parts consigned to Avsets.com as of December 31, 2005 and J.T.Power’s sales responsibilities have ended.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $403.2 million (99%) of our outstanding debt is variable rate debt. We estimates a one percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $2.5 million per annum (in 2004, $2.6 million per annum). We estimate a two percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $5.0 million per annum (in 2004, $5.2 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be reduced by approximately $0.2 million for the year ending December 31, 2005, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2005, 2004, and 2003, respectively,  84%, 86%, and 89% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of March 31, 2005, at the time of the original filing of our annual report for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports.

Financial Statement Classifications

On July 13, 2005, we announced that we were restating our consolidated balance sheets, statements of income and statements of cash flows for years ended December 31, 2004, 2003 and 2002. As a result of a normal periodic review of our financial reports by the Staff of the SEC and discussions with the Staff of the SEC, we concluded that the net gain on debt prepayment in 2002 should be presented as an expense and cash that is restricted in connection with our borrowings should be presented separately as restricted cash. In accordance with APB opinion 20, paragraphs 36 and 37, we reflected these changes in our restated consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as of and for the years ended December 31, 2004, 2003 and 2002, and filed an amended Annual Report on Form 10-K/A.

We have concluded that the circumstances that led to the restatement resulted primarily from an interpretation of SFAS No. 145, issued in April 2002 that changed the treatment of gain or loss on debt extinguishment, so that it was to be classified as an extraordinary item only if it was unusual or infrequently occurring. Relying on the guidance in APB 20 that any difference between the reacquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as loss or gain and identified as a separate item, we and our Audit Committee discussed the disclosure of the net gain on debt prepayment in 2002 and concluded that the net gain should be classified as revenue, and KPMG concurred with this inclusion. In discussions with the SEC, we concluded that the more appropriate treatment is to offset the net gain on debt prepayment against interest expense and this change was reflected in this restatement.

We also concluded that the inclusion of restricted cash in the line item on the balance sheet, “cash and cash equivalents” had not been routinely reviewed for appropriateness. Even though the amounts were disclosed in the description of the line item, they should have been classified as a separate line item.

As a result of the restatement of our consolidated balance sheets, statements of income and statements of cash flows, we, including our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of December 31, 2004, related to the presentation on our statement of income for the year ended December 31, 2002, for the net gain on debt prepayment and on our balance sheets and statements of cash flows for years ended December 31, 2004, 2003 and 2002 for cash that is restricted in connection with our borrowings. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To prevent future misstatements of a similar nature, we changed the internal control over financial reporting by implementing expanded procedures including completion of a financial reporting checklist to ensure compliance with current reporting standards and accounting pronouncements issued since the end of the previous reporting period.

Derivative Accounting

On October 28, 2005, we announced that we were restating our 2004, 2003 and 2002 consolidated balance sheets, statements of income, statements of shareholders’ equity, and statements of cash flows to address our inappropriate application of accounting for derivative related transactions. We enter into derivative instruments (swaps and caps) to hedge our interest rate exposure. Certain deficiencies have been identified in our derivative documentation.

•                       We had designated our swap and cap derivatives as cash flow hedges of our interest payments on our variable rate debt. We determined that the documentation related to these derivative instruments was insufficient to meet the documentation criteria under SFAS 133 and as a result we could not apply hedge accounting to the transactions.

•                       A portion of our interest payments were based on commercial paper rates. We erroneously tested the effectiveness of the related derivative instruments using one-month LIBOR instead of data that would have included both the interest rate risk and credit risk of the issuer of the commercial paper.

As a result of the restatement, we, including our Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in our internal control over financial reporting related to the proper accounting for our derivative contracts. We did not maintain effective controls over the documentation and valuation of derivative transactions since the implementation of SFAS 133 in 2001. Specifically, our documentation and effectiveness testing was not reviewed and validated regularly to ensure compliance with SFAS 133 and related implementation issues.

To prevent future misstatements of a similar nature, we changed the internal control over our derivative documentation by implementing expanded procedures including a completion of a derivative accounting checklist to ensure compliance with current derivative documentation and accounting standards and accounting pronouncements issued since the end of the previous period.

Conclusion

Having implemented the expanded procedures discussed above, our Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures as of the end of the period were effective.

(b) Changes in internal controls. During the quarter ended December 31, 2005, there were no other changes in our internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended September 30, 2005.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The Code of Ethics is filed in Exhibit 14.1 and is also available on our website at www.willislease.com.

The remainder of the information required by this item is incorporated by reference to our Proxy Statement.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement. The information in Item 5 of this report regarding our Equity Compensation Plans is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2005	2004
Audit fees	$736,755	$360,000
Audit-related fees	—	6,125
Tax fees	—	—
All other fees	—	—
	$736,755	$366,125

Amounts billed under Audit fees for 2005 include $235,000 fees in connection with and response to an SEC comment letter, restatements of financial statements and amendments to the 2004 Form 10-K and Form 10-Q for the Quarterly Periods ended March 31, 2005 and June 30, 2005 and $140,755 of fees incurred related to the preferred stock offering.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

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
3.1

Certificate of Incorporation, dated March 12, 1998 together with Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibits 4.01 and 4.02 on Form 8-K filed on June 23, 1998, SEC File No. 000-28774).

3.2	Bylaws, dated April 18, 2001 (incorporated by reference to Exhibit 3.2 on Form 10-K filed on March 31, 2005).
3.3	Amendment to Bylaws, dated November 13, 2001 (incorporated by reference to Exhibit 3.3 on Form 10-K filed on March 31, 2005).
4.1	Specimen of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 on Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).
4.2

Form of Certificate of Designations of the Registrant with respect to the Series A Preferred Stock (incorporated by reference to Exhibit 4.2 on Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

10.1

Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on June 21, 1996).

10.2

Stockholders’ Agreement, dated as of November 7, 2000, by and among the Company, Charles F. Willis, IV, CFW Partners, L.P., Austin Chandler Willis 1995 Irrevocable Trust and FlightTechnics LLC (incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 13, 2000, SEC File No. 000-28774).

10.3	Our 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 30, 2001 (incorporated by reference to Exhibit A of our Proxy Statement filed on April 27, 2001).
10.4	Our 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 of our Form S-8 filed on September 26, 2003).
10.5	Employment Agreement between the Company and Charles F. Willis IV dated November 7, 2000 (incorporated by reference to Exhibit 10.2 of our report on Form 10-K for the year ended December 31, 2000).
10.6	Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 of our report on Form 10-K for the year ended December 31, 2000).
10.7	Employment contract between the Company and Monica J. Burke dated June 21, 2002 (incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002).
10.8

Independent Contractor Agreement between the Company and Hans Joerg Hunziker dated September 13, 2002 (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Employment Agreement between the Company and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 23, 2005).
10.10

Employment Offer Letter dated as of September 13, 2005 between Steven Oldenburg and the Company (incorporated by reference to Exhibit 10.10 on Form S-1 Registration Statement filed on December 20, 2005).

10.11	Our Deferred Compensation Plan Effective as of July 1, 2001 (incorporated by reference to Exhibit 10.45 to our report on Form 10-K/A for the year ended December 31, 2004).
10.12

Eighth Amendment to the Note Purchase Agreement, dated as of May 3, 2002, by and among the Company, WLFC Funding Corporation and Variable Funding Capital Corporation (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q for the quarter ended June 30, 2002).

10.13

Class A Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.29 to our report on Form 10-Q for the quarter ended September 30, 2002).

10.14

Class B Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V., and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.30 to our report on Form 10-Q for the quarter ended September 30, 2002).

10.15

Custodial Agreement by and among BNY Midwest Trust Company, Willis Engine Funding LLC, the Company, The Bank of New York and Barclay’s Bank PLC dated as of September 12, 2002 (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q for the quarter ended September 30, 2002).

10.16*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.27 to our report on Form 10-K for the year ended December 31, 2002).

10.17*

Amended and Restated Series 2002-1 Supplement between Willis Engine Funding LLC and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2002).

10.18

Amended and Restated Guaranty between the Company, Barclays Bank PLC and Fortis Bank (Nederland) N.V. dated as of December 13, 2002 (incorporated by reference to Exhibit 10.29 to our report on Form 10-K for the year ended December 31, 2002).

10.19*

Amended and Restated Administration Agreement among Willis Engine Funding LLC, the Company, Barclays Bank PLC and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.30 to our report on Form 10-K for the year ended December 31, 2002).

10.20

Amended and Restated Subclass A-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.31 to our report on Form 10-K for the year ended December 31, 2002).

10.21

Subclass A-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Sheffield Receivables Corporation and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2002).

10.22

Amended and Restated Subclass B-1 Note Purchase Agreement among Willis Engine Funding LLC, the Company, Fortis Bank (Nederland) N.V. and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.33 to our report on Form 10-K for the year ended December 31, 2002).

10.23

Subclass B-2 Note Purchase Agreement among Willis Engine Funding LLC, the Company and Barclays Bank PLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2002).

10.24

Amended and Restated Indenture between Willis Engine Funding LLC, and The Bank of New York dated as of December 13, 2002 (incorporated by reference to Exhibit 10.35 to our report on Form 10-K for the year ended December 31, 2002).

10.25

Amended and Restated Servicing Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.36 to our report on Form 10-K for the year ended December 31, 2002).

10.26*

First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q for the quarter ended September 30, 2003).

10.27*

First Amendment to Series Supplement between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003 (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q for the quarter ended September 30, 2003).

10.28

Amendment No. 1 to Note Purchase Agreements between Willis Lease Finance Corporation, Willis Engine Funding LLC, Sheffield Receivables Corporation, Fortis Bank (Nederland) N.V., and Barclays Bank plc dated October 10, 2003 (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q for the quarter ended September 30, 2003).

10.29*

Amended and Restated Credit Agreement, dated as of June 29, 2004 among Willis Lease Finance Corporation, and Certain Banking Institutions Named Herein with National City Bank and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.39 of our Form 10-Q for the quarter ended June 30, 2004).

10.30

First Amendment to Amended and Restated Credit Agreement dated as of September 24, 2004 among the Company, National City Bank, Fortis Bank (Nederland) N.V. and CDC Finance—CDC IXIS (incorporated by reference to Exhibit 10.41 of our Form 10-Q for the quarter ended September 30, 2004).

10.31

Letter Agreement dated September 30, 2004 between the Company, Willis Engine Funding LLC, The Bank of New York, Sheffield Receivables Corporation, Barclays Bank PLC and Fortis Bank (Nederland) N.V. to extend our warehouse facility (incorporated by reference to Exhibit 10.42 of the Company’ Form 10-Q for the quarter ended September 30, 2004).

10.32

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 of our report in Form 10-K for the year ended December 31, 2004).

10.33

Second Amendment to Amended and Restated Credit Agreement dated as of December 9, 2004 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.43 of our report in Form 10-K for the year ended December 31, 2004).

10.34

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 of our report in Form 10-K for the year ended December 31, 2004).

10.35

Third Amendment to Amended and Restated Credit Agreement dated as November 29, 2005 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.35 on Form S-1 Registration Statement filed on December 20, 2005).

10.36

Fourth Amendment to Amended and Restated Credit Agreement dated as December 13, 2005 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.36 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.37*

Asset Transfer Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.34 of our report in Form 10-Q filed on November 29, 2005).

10.38

Series A1 Note Purchase Agreement, dated as of July 28, 2005, among the Company, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 of our report in Form 10-Q filed on November 29, 2005).

10.39

Series 2005 B1 Note Purchase Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 of our report in Form 10-Q filed on November 29, 2005).

10.40*

Series A2 Note Purchase Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.37 of our report in Form 10-Q filed on November 29, 2005).

10.41*

Series B2 Note Purchase Agreement, dated as of August 9, 2005 among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.38 of our report in Form 10-Q filed on November 29, 2005).

10.42*

Indenture, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.39 of our report in Form 10-Q filed on November 29, 2005).

10.43

Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 of our report in Form 10-Q filed on November 29, 2005).

10.44

Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 of our report in Form 10-Q filed on November 29, 2005).

10.45*

Series A2 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.42 of our report in Form 10-Q filed on November 29, 2005).

10.46*

Series B2 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.43 of our report in Form 10-Q filed on November 29, 2005).

10.47

Servicing Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 of our report in Form 10-Q filed on November 29, 2005).

10.48

Administrative Agency Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 of our report in Form 10-Q filed on November 29, 2005).

10.49

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Company (incorporated by reference to Exhibit 10.49 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.50

Sale and Purchase Agreement (139), dated as of December 9, 2005, between Boeing Aircraft Holding Company and WOLF A340 LLC (incorporated by reference to Exhibit 10.50 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.51

Sale and Purchase Agreement (149), dated as of December 9, 2005, between Boeing Aircraft Holding Company and WOLF A340 LLC (incorporated by reference to Exhibit 10.51 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.52	Employment Agreement between the Company and Robert W. Warwick dated February 9, 2006 (incorporated by reference to our report on Form 8-K filed on February 10, 2006).
11.1	Statement re Computation of Per Share Earnings
12.1	Statements re Computation of Ratios
14.1	Code of Ethics
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Form S-1 Registration Statement filed on December 20, 2005).
23.1	Consent and Report of KPMG, LLP, Independent Auditors on Schedule II.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Warwick, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)     Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 30, 2006

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 30, 2006	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 30, 2006	Chief Financial Officer	/s/ ROBERT M. WARWICK
	and Executive Vice President (Principal Finance and Accounting Officer)	Robert M. Warwick

Date: March 30, 2006	Director	/s/ WILLIAM M. LEROY
William M. LeRoy

Date: March 30, 2006	Director	/s/ GLENN L. HICKERSON
Glenn L. Hickerson

Date: March 30, 2006	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 30, 2006	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 30, 2006

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$6,346	$5,540
Restricted cash	61,257	46,324
Equipment held for operating lease, less accumulated depreciation of $97,565 and $83,785 at December 31, 2005 and 2004, respectively	540,657	503,522
Equipment held for sale	6,223	7,921
Operating lease related receivable, net of allowances of $462 and $400 at December 31, 2005 and 2004, respectively	4,512	1,630
Notes receivable	161	436
Investments	10,347	1,480
Assets under derivative instruments	2,515	1,398
Property, equipment & furnishings, less accumulated depreciation of $1,530 and $1,259 at December 31, 2005 and 2004, respectively	7,662	7,537
Other assets	15,997	9,670
Total assets	$655,677	$585,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,152	$7,280
Deferred income taxes	28,588	27,530
Notes payable net of discount of $2,909 and $0 at December 31, 2005 and 2004, respectively	407,551	369,840
Maintenance reserves	63,156	56,871
Security deposits	3,964	2,088
Unearned lease revenue	4,793	5,381
Total liabilities	534,204	468,990

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; none outstanding)	—	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,151,898 and 8,998,365 shares issued and outstanding at December 31, 2005 and 2004, respectively)	92	90
Accumulated other comprehensive income, net of income tax of $93 and $0 at December 31, 2005 and December 31, 2004, respectively	(161)	—
Paid-in capital in excess of par	63,618	62,631
Retained earnings	57,924	53,747
Total shareholders’ equity	121,473	116,468
Total liabilities and shareholders’ equity	$655,677	$585,458

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
REVENUE
Lease revenue	$63,119	$58,177	$56,977
Gain on sale of leased equipment	7,061	3,085	2,372
Other income	366	677	520
Total revenue	70,546	61,939	59,869

EXPENSES
Depreciation expense	25,291	23,198	21,686
Write-down of equipment	81	577	1,272
General and administrative	16,880	14,791	13,852
Net finance costs:
Interest expense	24,514	16,350	14,957
Interest income	(1,541)	(434)	(244)
Net loss on extinguishment of debt	1,375	—	—
Realized and unrealized (gains) and losses on derivative instruments	(1,589)	(465)	1,160
Total net finance costs	22,759	15,451	15,873
Total expenses	65,011	54,017	52,683

Income before income taxes	5,535	7,922	7,186
Income tax expense	(1,358)	(2,439)	(2,093)
Net income	$4,177	$5,483	$5,093

Basic earnings per common share:	$0.46	$0.61	$0. 58

Diluted earnings per common share:	$0.44	$0.59	$0. 57

Average common shares outstanding	9,075	8,925	8,840
Diluted average common shares outstanding	9,515	9,276	8,888

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of Par	Accumulated Other Comprehensive Loss Net	Retained Earnings	Total Shareholders’ Equity

Balances at December 31, 2002	8,834	$88	$61,646	$—	$43,171	$104,905

Net income	—	—	—	—	5,093	5,093

Total comprehensive income						5,093

Shares issued under stock compensation plans	13	—	61	—	—	61

Tax benefit on disqualified dispositions of shares	—	—	3	—	—	3

Balances at December 31, 2003	8,847	88	61,710	—	48,264	110,062

Net income	—	—	—	—	5,483	5,483

Total comprehensive income						5,483

Shares issued under stock compensation plans	151	2	755	—	—	757

Tax benefit on disqualified dispositions of shares	—	—	166	—	—	166

Balances at December 31, 2004	8,998	90	62,631	—	53,747	116,468

Net income	—	—	—	—	4,177	4,177

Accumulated other comprehensive income:
Net loss on cash flow hedging instruments, net of tax of $93	—	—	—	(161)	—	(161)

Total comprehensive income						4,016

Shares issued under stock compensation plans	154	2	798	—	—	800

Tax benefit on disqualified dispositions of shares	—	—	189	—	—	189

Balances at December 31, 2005	9,152	$92	$63,618	$(161)	$57,924	$121,473

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$4,177	$5,483	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,291	23,198	21,686
Write-down of equipment	81	577	1,272
Amortization of deferred costs	2,861	2,379	2,672
Amortization of loan discount	186	256	—
Allowances and provisions	300	(40)	141
Changes in the fair value of derivative instruments	(1,370)	(2,086)	(1,157)
Gain on sale of leased equipment	(7,061)	(3,085)	(2,372)
Loss on disposition of property, plant & equipment	3	19	—
Income from joint venture	(2)	—	—
Net loss on extinguishment of debt	1,375	—	—
Changes in assets and liabilities:
Receivables	(3,182)	505	1,144
Other assets	(4,310)	(1,006)	(2,700)
Accounts payable and accrued expenses	5,586	1,527	1,314
Deferred income taxes	1,340	2,412	2,083
Restricted cash	(14,933)	(12,540)	(9,298)
Maintenance reserves	18,115	14,368	12,197
Security deposits	1,876	(226)	(26)
Unearned lease revenue	(588)	(1,620)	546
Net cash provided by operating activities	29,745	30,121	32,595
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	33,627	19,007	20,386
Proceeds from principal payment of notes receivable	4,625	1,778	—
Proceeds from sale of property, equipment and furnishings	—	33	—
Investment in WOLF A340, LLC	(8,865)	—	—
Purchase of equipment held for operating lease	(89,858)	(59,371)	(31,881)
Purchase of property, equipment and furnishings	(549)	(7,445)	(78)
Net principal payments received on direct finance lease	—	5,551	1,281
Net cash used in investing activities	(61,020)	(40,447)	(10,292)
Cash flows from financing activities:
Proceeds from issuance of notes payable	372,856	58,633	68,376
Debt issuance cost	(6,244)	(1,282)	(363)
Proceeds from issuance of common stock	800	757	61
Principal payments on notes payable	(335,331)	(51,444)	(83,978)
Net cash provided by/(used in) by financing activities	32,081	6,664	(15,904)
Increase (decrease) in cash and cash equivalents	806	(3,662)	6,399

Cash and cash equivalents at beginning of period	5,540	9,202	2,803

Cash and cash equivalents at end of period	$6,346	$5,540	$9,202

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$21,244	$14,141	$12,616
Income taxes	$18	$25	$29

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2005, 2004 and 2003, respectively, $11,497, $1,131 and $918 of maintenance reserves were included in the gain on the sale of leased equipment.
During the years ended December 31, 2005, 2004 and 2003, a liability of $13,242, $0 and $13,317, respectively, was incurred in connection with our purchase of aircraft and engines.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Organization and Summary of Significant Accounting Policies

(a)       Organization

Willis Lease Finance Corporation (“Willis” or the “Company”) is a provider of aviation services whose primary focus is on providing operating leases of commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. Willis also engages in the selective purchase and resale of commercial aircraft engines.

WLFC-AC1 Inc. is a wholly-owned consolidated subsidiary of Willis established to facilitate financing of aircraft engines. It is incorporated in Delaware.

WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis. WLFC (Ireland) Limited was formed in 1998 and WLFC Funding (Ireland) Limited was formed in 2001 to facilitate certain of Willis’ international leasing activities.

During 2005, Willis Engine Securitization Trust (“WEST”) was established for the purpose of financing aircraft engines. WEST purchased Willis Engine Funding LLC (“WEF”), a wholly owned subsidiary of Willis. WEF was renamed WEST Engine Funding LLC. WEF is a Delaware limited liability company and was established in 2002 for the purpose of financing aircraft engines and is a special-purpose bankruptcy-remote entity. WEST Engine Funding (Ireland) Limited is a wholly-owned subsidiary of WEST and was established in 2005 to facilitate certain international leasing activities.

During 2005, Terandon Leasing Corporation and T-11 Inc. were merged into their parent and dissolved.

During 2004, T-2 Inc., T-4 Inc., T-5 Inc., T-7 Inc., T-8 Inc., T-10 Inc. and WLFC Engine Pooling Company were merged into their parent and dissolved.

Management considers the continuing operations of our company to operate in one reportable segment.

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WLFC-AC1 Inc., WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)        Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

(d)       Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by us, which add economic value or useful life, are capitalized and depreciated over the estimated remaining useful life of the equipment. Overhauls paid for from the accumulated maintenance reserves are not capitalized.

We generally depreciate engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. We believe that this methodology accurately reflects our typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

For engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, we depreciate the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly.

The spare parts packages owned by us are depreciated on a straight-line basis over an estimated useful life of 15 years to a 25% residual value.

The aircraft owned by us are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  (SFAS 144) requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value minus maintenance reserves. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets. Such reviews resulted in impairment charges for engines and aircraft of $0.1 million, $0.6 million and $1.3 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2005, 2004 and 2003, respectively.

(e)        Loan Commitment and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the interest method.

(f)           Maintenance and Repair Costs

Maintenance and repair costs under our leases are generally the responsibility of the lessees. Under many of our leases, lessees pay periodic use fees to us based on the usage of the asset. We record a Maintenance reserve liability in respect of the use fees collected. Upon the completion of approved maintenance of an asset, such fees are returned to the lessee up to the amount of the repair but not exceeding the use fees paid by the lessee. Under certain of our leases, the lessee is not obligated to perform maintenance on the asset. At the end of the lease, any un-reimbursed maintenance reserves are retained by us. Maintenance reserves are recognized as income upon sale of the related engine. Such amounts recognized were $11.5 million, $1.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(g)       Interest Rate Hedging

We have entered into various derivative instruments to mitigate our exposure on our variable rate borrowings. The derivative instruments are fixed-rate interest swaps and caps, where Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) requires companies to record derivative instruments at fair value as either an asset or liability.

For all years and the 11 months preceding November 30, 2005, none of the derivative instruments we have entered into qualify for hedge accounting in accordance with SFAS 133. The fair value of the derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in the fair value is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The differential to be paid or received under the derivative instruments is charged or credited to realized and unrealized (gains) and losses on derivative instruments in net finance costs.

However, commencing December 1, 2005 we applied hedge accounting per SFAS 133. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of between .8 and 1.25 is achieved. All of the transactions that we have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in interest expense.

(h)       Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

(i)          Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the lease term.

(j)           Sale of Leased Equipment

We regularly sell equipment from our lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits or maintenance reserves associated with the engine are not included in the sale we include such items in our calculation of gain or loss. We also engage in engine exchanges and, where the cash element of the exchange exceeds 25% of the fair value of the transaction, the exchange is treated as a monetary one and the gain or loss on sale is recognized.

(k)       Cash and Cash Equivalents

We consider highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(l)          Restricted Cash

We have certain bank accounts that are subject to restrictions in connection with our borrowings. Under WEST cash is collected in a restricted account, which is used to service the debt and any amounts remaining after debt service and defined expenses are distributed to us. Additionally, under this facility maintenance reserve payments and lease security deposits are accumulated in a restricted account and are not available for general use. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balances of all Series of Series A Notes and in the Junior Restricted Cash Amount in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B Notes. The WLFC-AC1 credit facility had similar maintenance reserve and security deposit accounts restricted from general use. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance or repair provisions and will usually be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves may then be available to us (see note 1(j) above). Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us.

(m)     Reclassifications

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

(n)       Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the accounting policies on useful life of equipment, residual values and asset impairment are critical to the results of operations.

If the useful lives or residual values are lower than those estimated by us, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

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

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	9,075	8,925	8,840
Potentially dilutive common shares	440	351	48
Total shares	9,515	9,276	8,888
Potential common stock excluded as anti-dilutive in period	480	406	1,645

(p)       Investment

We have one investment in a joint venture where we own 50% of the equity of the venture and we have significant influence. We account for this investment using the equity method of accounting. The investment is recorded at the amount invested plus or minus our 50% share of net income or loss less any distributions or return of capital received from the entity.

We also have an investment in a non-marketable security where management does not have significant influence and is recorded at cost. Management evaluates the investment for impairment quarterly. No adjustment to the carrying value was required during the periods presented.

(q)       Stock Options

We account for our two stock based compensation plans (as described in Note 10) using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2005.

Had compensation cost for our two stock-based compensation plans been determined consistent with SFAS 148, our net income and earnings per share would have been as follows:

	2005	2004	2003
	(in thousands except for per share data)
Net income as reported	$4,177	$5,483	$5,093
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(604)	(748)	(651)
Pro forma net income	$3,573	$4,735	$4,442

Basic earnings per common share as reported	$0.46	$0. 61	$0. 58
Basic earnings per common share pro forma	$0.39	$0. 53	$0. 50

Diluted earnings per common share as reported	$0.44	$0. 59	$0. 57
Diluted earnings per common share pro forma	$0.38	$0. 51	$0. 50

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.07%	3.61%	2.89%	2.23%	1.84%	1.21%
Expected volatility	66.58%	69.15%	72.07%	53.50%	69.59%	71.35%
Expected life (in years)	5.47	5.17	3.97	0.5 -2.0	0.5-2.0	0.5-1.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our stock plans and the warrants.

(r)         Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1,040,000, $737,000 and $440,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(2) Equipment Held for Lease and Net Investment in Direct Finance Lease

At December 31, 2005, we had 124 aircraft engines and related equipment with an aggregate original cost of $610.6 million, three spare parts packages with an aggregate original cost of $3.6 million and five aircraft with an aggregate original cost of $24.0 million, in our operating lease portfolio. At December 31, 2004, we had 115 aircraft engines and related equipment with an aggregate original cost of $559.8 million, three spare parts packages with an aggregate original cost of $3.6 million, five aircraft with an aggregate original cost of $24.0 million in our operating and finance lease portfolio.

A majority of our aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

We lease our aircraft equipment to lessees domiciled in 9 geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease revenue	2005	2004	2003
	(in thousands)
Region
United States	$10,167	$8,094	$6,373
Canada	—	238	1,042
Mexico	4,658	4,225	4,349
Australia/New Zealand	—	670	853
Europe	22,716	25,943	25,310
South America	9,985	8,452	7,576
Asia	9,649	4,889	5,540
Africa	780	1,064	1,373
Middle East	5,164	4,602	4,561
Totals	$63,119	$58,177	$56,977

	Years ended December 31,
Lease revenue less applicable depreciation, and interest:	2005	2004	2003
	(in thousands)
Region:
United States	$2,946	$2,284	$1,148
Canada	—	216	914
Mexico	1,343	980	1,143
Australia/New Zealand	—	194	426
Europe	6,517	12,241	13,421
South America	3,536	3,852	4,111
Asia	4,164	2,313	2,736
Africa	357	571	775
Middle East	2,089	2,299	2,460
Off-lease and other	(3,945)	(4,552)	(4,682)
Totals	$17,007	$20,398	$22,452

Net book value of equipment held for operating lease:	2005	2004

Region
United States	$53,522	$70,611
Canada	—	—
Mexico	37,620	38,387
Australia/New Zealand	—	—
Europe	185,360	170,088
South America	65,344	67,927
Asia	94,256	41,073
Africa	5,659	5,860
Middle East	47,637	38,024
Off-lease and other	51,259	71,552
Totals	$540,657	$503,522

As of December 31, 2005 and 2004, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2005 Net Book Value
(in thousands)
Off-lease and other	$51,259
Month-to-month leases	74,419
Leases expiring 2006	152,764
Leases expiring 2007	51,310
Leases expiring 2008	85,675
Leases expiring 2009	16,229
Leases expiring 2010	57,842
Leases expiring thereafter	51,159
$540,657

Lease Term	December 31, 2004 Net Book Value
(in thousands)
Off lease and other	$71,552
Month-to-month leases	35,252
Leases expiring 2005	180,261
Leases expiring 2006	79,046
Leases expiring 2007	32,988
Leases expiring 2008	29,008
Leases expiring 2009	6,418
Leases expiring thereafter	68,997
$503,522

The finance lease terminated during 2004.

As of December 31, 2005, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2006	$42,052
2007	30,777
2008	20,938
2009	14,405
2010	12,026
Thereafter	8,689
$128,887

(3) Notes Receivable

At December 31, 2005, we had Notes Receivable of $0.2 million relating to the sale of two airframes in 2004. The notes are payable over two years at 6% per annum interest. The final payment is due July 2006.

(4) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”). At December 31, 2005 and 2004, our investment is 7%. We elected not to make a capital call agreed to by the other investors. When the capital call is funded by the other investors in early 2006, our investment will be diluted to a 4.7% interest. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of the year ended December 31, 2005 and 2004, $1.5 million has been contributed. This investment is recorded at cost.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.9 million as of December 31, 2005.

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2005	2004
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.25% (2004, 2.25%). Secured by engines. The facility has a committed amount of $168.0 million (2004, $148.5 million), which revolves until May 2006 and matures in May 2007.	$141,500	$117,000

WEST Series 2005-A1 term notes payable of $193.6 million payable at a floating rate of interest based on LIBOR plus 1.25% and $27.5 million Series B1 term notes payable at LIBOR plus 6.00%, secured by engines. The Series A1 term notes expected maturity is July 2018 and the Series B1 term notes expected maturity is July 2020.	221,081	—

WEST Series 2005-A2 warehouse notes payable of $29.9 million payable at a floating rate of interest based on LIBOR plus 1.50% and $4.1 million Series 2005-B2 warehouse notes payable at LIBOR plus 6.00%, secured by engines. The Series A2 term notes mature approximately July 2018 and the Series B2 term notes mature approximately July 2020.	33,955	—

Class A notes payable of $194.4 million payable at a floating rate of interest based on commercial paper rates plus an average weighted spread of 2.26% and $21.6 million Class B notes payable at LIBOR plus an average weighted spread of 5.32%. The facility has a revolving period which ended in March 2005, followed by a 4-year amortization period. We have a guarantee to Class B Note holders to a maximum of $21.6 million. The assets of the Issuer (WEF) and any associated Owner Trust are not available to satisfy the obligations of the Company or any of its affiliates. The notes were repaid from the WEST proceeds in August 2005.

	—	216,000

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines. The note matures in September 2006.	1,889	2,291

Notes payable at a fixed interest rate of 6.95% secured by aircraft. The notes matures in March 2008 and September 2008.	3,913	4,944

Note payable at a fixed interest rate of 7.75% secured by aircraft. The note matures in December 2006.	1,313	2,644

Note payable at a floating rate of LIBOR plus 2.05%. The note matured in June, 2005. Secured by aircraft engines. The note was repaid in 2005.	—	17,958

Note payable at fixed interest rate of 6%. The note matured in 2005. Secured by an engine. The note was repaid in 2005.	—	2,592

Note payable at a floating rate of LIBOR plus 1.78% maturing in 2011. Secured by an aircraft. The second tranche of $0.55 million was committed but unused as of December 31, 2004 and funded in 2005.	6,714	6,411

Total notes payable before discount	$410,365	$369,840

WEST Series 2005-A1 term notes discount, $3,000 at issuance, net of amortization	(2,814)	—

Total notes payable	$407,551	$369,840

At December 31, 2005, one-month LIBOR was 4.39% and at August 9, 2005, the commercial paper rate related to the previous warehouse debt facility was approximately 3.36%. At December 31, 2004, the one-month LIBOR rate was approximately 2.40% and the commercial paper rate was 2.21%.

The fair value of our long-term debt is estimated based on quoted market prices for the same or similar issues or on the rates offered to us for debt of the same remaining maturities. The fair value of our debt is estimated by us to approximate the book value of the debt at December 31, 2005.

Principal outstanding at December 31, 2005, is repayable as follows:

Year	(in thousands)
2006	$21,844
2007	161,301
2008	21,736
2009	20,132
2010	20,143
Thereafter	165,209
$410,365

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverage. As of December 31, 2005, we were in compliance with all covenant requirements.

At December 31, 2005, we had a $168.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2005, $26.5 million was available under this facility. The revolving facility ends in May 2006 with the final amount borrowed at May 2006 due in May 2007. The interest rate on this facility at December 31, 2005, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $168.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed an Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST remained on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

Under our previous warehouse debt facility, Willis Engine Funding LLC (now known as West Engine Funding LLC) was a wholly-owned special purpose entity created in 2002 for the purpose of financing jet aircraft engines. The facility had a revolving period which ended March 9, 2005, followed by a four-year amortization period, during which 90% of the net rents from the collateral were used to pay down principal, followed by a final balloon payment. The facility’s structure was designed to facilitate the issuance of public or private securitized notes. The facility notes were paid off at the closing of the WEST securitization for $203.7 million (the amount then outstanding on the facility notes), $183.3 million Class A notes and $20.4 million Class B notes.

At December 31, 2005, we had $221.1 million of WEST term notes and $34.0 million of WEST warehouse notes. The term notes are divided into $193.6 million Series A1 notes and $27.5 million Series B1 notes. The warehouse notes are divided into $29.9 million Series A2 notes and $4.1 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2005, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At December 31, 2005, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%.

At December 31, 2005, we had warehouse and revolving credit facilities totaling approximately $281.6 million compared to $364.5 million at December 31, 2004. At December 31, 2005, and December 31, 2004, respectively, approximately $106.1 million and $31.5 million was available under these combined facilities.

(6) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate our exposure to changes in interest rates, in particular LIBOR, as 99% of our borrowings are at variable rates. At December 31, 2005, we were a party to interest rate swap agreements with notional outstanding amounts of $151.0 million, remaining terms of between 15 and 56 months and fixed rates of between 2.52% and 4.74%. The fair value of these swaps at December 31, 2005 and 2004, was positive $2.5 million, and $1.4 million, respectively, and represented the estimated amount we would receive if we terminated the swaps. At December 31, 2005, we were also party to one interest rate cap, which has a notional amount of $10 million, remaining term of 4 months, with the interest rate capped at 5.0%. At December 31, 2005 and 2004, the fair value of the cap was approximately zero.

We use an external provider to ascertain the fair value of the interest-rate derivative contracts as of the balance sheet date. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed our method of valuation during the period.

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2005, 2004 and 2003 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2005	2004	2003
Change in fair value of derivative instruments	$(1,370)	$(2,086)	$(1,157)
Cash settlement expense	(219)	1,621	2,317
Total realized and unrealized (gains) and losses from derivative instruments	$(1,589)	$(465)	$1,160

Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income.

Based on the implied forward rate for LIBOR at December 31, 2005, we anticipate that interest expense will be decreased by approximately $1.9 million for the year ending December 31, 2006 due to the interest-rate derivative contracts in place.

(7) Income Taxes

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)

December 31, 2005
Current	$—	$18	$18
Deferred	1,640	(489)	1,151
Charges in lieu of tax	171	18	189
Total 2005	$1,811	$(453)	$1,358

December 31, 2004
Current	$—	$23	$23
Deferred	1,774	476	2,250
Charges in lieu of tax	145	21	166
Total 2004	$1,919	$520	$2,439

December 31, 2003
Current	$—	$10	$10
Deferred	1,623	456	2,079
Charges in lieu of tax	3	1	4
Total 2003	$1,626	$467	$2,093

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years ended December 31,
	2005		2004		2003
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	1,881	34	2,693	34	2,443	34
State taxes, net of federal benefit	(240)	(4)	374	5	287	4
Extraterritorial income exclusion	(563)	(10)	(671)	(9)	(661)	(9)
Prior year adjustments	180	3	(7)	—	—	—
Permanent differences and other	100	2	50	1	24	—
Effective income tax expense	1,358	25	2,439	31	2,093	29

In 2005, 2004, and 2003, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

In 2005, we changed our estimated apportionment of income attributable to California, due to a change in the composition of our revenue, resulting in an income tax benefit of $0.4 million. In addition, we have provided for a gross valuation allowance of $0.1 million relating to California net operating losses expiring in 2006 where management believes realizing the benefit of the loss carry-forward is not assured, and included in state taxes in the table above.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Charitable contribution	$40	$83
Unearned lease revenue	1,767	1,968
State taxes	1,147	8
Reserves and allowances	505	309
Other accrual	441	—
Alternative minimum tax credit	335	335
Net operating loss carry forward	40,630	37,789
Total gross deferred tax assets	44,865	40,492
Less valuation allowances	(115)	(115)
Net deferred tax assets	44,750	40,377

Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(72,423)	(67,552)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(1,008)	(355)
Net deferred tax liabilities	(73,431)	(67,907)

Other comprehensive income, deferred tax asset	93	—

Net deferred tax liabilities	$(28,588)	$(27,530)

As of December 31, 2005, we had net operating loss carry forwards of approximately $114.0 million for federal tax purposes and $21.3 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2024 and the state net operating loss carry forwards will expire at various times from 2006 to 2014. However, in 2002, we provided for a valuation allowance against California net operating losses (NOL’s) totaling $2.0 million that expire in 2006 and realization is not assured. Net operating losses can be used as a deduction against future income arising from the U.S. consolidated filing group. As of December 31, 2005, we also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

(8) Risk Management Issues

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, receivables and non-payment of maintenance reserves due at lease end.

We place our cash deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the number of these lessees which have this provision in the lease.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap and cap agreements. As of December 31, 2005, such swap agreements had notional outstanding amounts of $151.0 million, average remaining terms of between 15 and 56 months and average fixed rates of between 2.52% and 4.74%. One cap has a notional amount of $10.0 million, purchased in 2005, with remaining terms of four months and rates capped at 5.0%

The cash settlements on these derivative instrument arrangements created additional expense of $0.2 million and $1.6 million, for 2005 and 2004, respectively. This additional expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs. For further information see Note 1(g) and Note 6.

(9) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. We occupy space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The annual rent commitments are approximately $387,000 and $399,000 for 2006 and 2007, respectively. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitments are approximately $94,000, $97,000 and $83,000 for 2006, 2007 and 2008, respectively. We also lease office space in Shanghai, China. That lease expires June 30, 2006 and the remaining lease commitment is approximately $25,000.

We have commitments to purchase, during 2006, three new engines for a gross purchase price of between $22.3 million and $24.9 million depending on thrust rating elected, for delivery from January 2006 to December 2006.

(10) Employee Benefit Plans

Employee Stock Purchase Plan

Under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”) 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In fiscal 2005 and 2004, 8,404 and 11,262 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted in 2005 and 2004 were $2.99 and $2.23, respectively.

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

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 2002	683,615	1,537,412	$7.13
Additional options made available	500,000	—	—
Options granted	(447,210)	447,210	4.91	$2.84
Options exercised	—	(3,750)	5.54
Options canceled	68,222	(68,222)	9.85
Balances at December 31, 2003	804,627	1,912,650	$6.52
Options granted	(25,817)	25,817	5.33	$5.91
Options exercised	—	(140,298)	5.01
Options canceled	33,449	(33,449)	7.44
Balance as of December 31, 2004	812,259	1,764,720	$6.61
Options granted	(251,763)	251,763	9.26	$5.65
Options exercised	—	(145,129)	5.06
Options canceled	22,683	(22,683)	5.62
Balance as of December 31, 2005	583,179	1,848,671	$7.10

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2003	1,062,934	$7.63
At December 31, 2004	1,258,711	$7.19
At December 31, 2005	1,350,369	$7.08

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.68	283,718	6.03	$4.1004	253,416	$4.0324
From $4.88 to $4.92	32,075	7.17	4.9091	23,325	4.9200
From $5.01 to $5.01	289,646	7.17	5.0100	140,549	5.0100
From $5.07 to $5.15	78,661	4.07	5.1151	41,274	5.1168
From $5.40 to $5.40	283,583	5.78	5.4000	283,583	5.4000
From $5.50 to $5.51	198,738	4.50	5.5011	177,735	5.5001
From $6.50 to $8.50	61,683	4.51	8.0697	49,920	7.9919
From $9.20 to $9.20	200,000	9.60	9.2000	—	—
From $9.50 to $9.793	43,654	9.38	9.7685	3,654	9.5000
From $10.00 to $22.12	376,913	3.91	12.1152	376,913	12.1152
From $1.30 to $22.12	1,848,671	5.93	$7.1021	1,350,369	$7.0802

Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2005, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $14,000 (or $18,000 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $172,000 in 2005, $158,000 in 2004 and $129,000 in 2003.

(11) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data).

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$15,868	$18,040	$16,733	$19,905	$70,546
Net income (loss)	1,562	963	(501)	2,153	4,177

Basic earnings (loss) per common share	.17	0.11	(0.06)	0.24	0.46

Diluted earnings (loss) per common share	.17	0.10	(0.06)	0.22	0.44

Average common shares outstanding	9,006	9,047	9,097	9,147	9,075
Diluted average common shares outstanding	9,401	9,471	9,097	9,601	9,515

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$15,086	$15,057	$14,684	$17,112	$61,939
Net income	502	3,327	(245)	1,899	5,483

Basic earnings per common share	0.06	0.37	(0.03)	0.21	0.61

Diluted earnings per common share	0.05	0.36	(0.03)	0.20	0.59

Average common shares outstanding	8,856	8,908	8,959	8,975	8,925
Diluted average common shares outstanding	9,161	9,315	8,959	9,330	9,276

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$14,042	$15,612	$14,185	$16,030	$59,869
Net income	695	812	1,533	2,053	5,093

Basic earnings per common share	0.08	0.09	0.17	0.23	0.58

Diluted earnings per common share	0.08	0.09	0.17	0.23	0.57

Average common shares outstanding	8,836	8,838	8,841	8,844	8,840
Diluted average common shares outstanding	8,875	8,874	8,889	8,960	8,888

(12) Related Party and Similar Transactions

We occasionally sell engines to and purchase materials from avioserv, the successor to a former subsidiary of ours and a current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics, LLC, which holds 14% of our common stock. We also lease office space from avioserv with the lease term expiring October 31, 2008. During the year ended December 31, 2004, we sold one engine to avioserv at a net gain of $260,000. During the year ended December 31, 2005, we consigned one engine to avioserve and no parts of the engine were sold. W. William Coon, Jr., one of our directors, is also a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is our President, CEO and Chairman of the Board of Directors and owns approximately 3% of our common stock as of December 31, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from us, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $13.9 million, for remaining periods of between one and three years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, in December 2004 Aloha filed for reorganization under Chapter 11 of the Bankruptcy Code. With its emergence from Chapter 11 in February 2006, Aloha’s obligations under its guaranty were discharged. The five leases are still performing and the lessee is current on all obligations and no provisions have been made for any loss.

We entered into a Consignment Agreement dated April 30, 2004, with Avsets.com, Inc. to sell parts from a disassembled engine. J.T. Power LLC (“J.T. Power”) agreed to market these parts on behalf of Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. There is no remaining book value for the parts consigned to Avsets.com as of December 31, 2005 and J.T Power’s sales responsibilities have ended.

(13) Subsequent Event

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Willis Lease Finance Corporation:

Under date of March 30, 2006, we reported on the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 30, 2006

Schedule II

Valuation Accounts

Willis Lease Finance Corporation

Valuation Accounts

(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2003
Accounts receivable, allowance for doubtful accounts	$299	$112	$53	$(24)	$440
December 31, 2004
Accounts receivable, allowance for doubtful accounts	440	—	17	(57)	400
December 31, 2005
Accounts receivable, allowance for doubtful accounts	400	300	—	(238)	462