Form 10-Q
period 2006-03-31
WILLIS LEASE FINANCE CORP
filed 2006-05-15
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 12, 2006
Common Stock, $0.01 Par Value	9,241,315

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1.           Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$2,892	$6,346
Restricted cash	64,846	61,257
Equipment held for operating lease, less accumulated depreciation of $103,976 and $97,565 at March 31, 2006 and December 31, 2005, respectively	543,344	540,657
Equipment held for sale	5,614	6,223
Operating lease related receivable, net of allowances of $483 and $462 at March 31, 2006 and December 31, 2005, respectively	5,224	4,512
Notes receivable	92	161
Investments	10,586	10,347
Assets under derivative instruments	3,611	2,515
Property, equipment & furnishings, less accumulated depreciation of $1,647 and $1,530 at March 31, 2006 and December 31, 2005, respectively	7,555	7,662
Other assets	16,102	15,997
Total assets	$659,866	$655,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,645	$26,152
Deferred income taxes	29,167	28,588
Notes payable, net of discount of $2,711 and $2,814 at March 31, 2006 and December 31, 2005, respectively	390,739	407,551
Maintenance reserves	69,980	63,156
Security deposits	4,140	3,964
Unearned lease revenue	4,879	4,793
Total liabilities	505,550	534,204

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 and 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	31,915	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,155,561 and 9,151,898 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	92	92
Paid-in capital in excess of par	63,829	63,618
Accumulated other comprehensive income/(loss), net of income tax expense/(benefit) of $246 and ($93) at March 31, 2006 and December 31, 2005, respectively	427	(161)
Retained earnings	58,053	57,924
Total shareholders’ equity	154,316	121,473
Total liabilities and shareholders’ equity	$659,866	$655,677

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUE
Lease revenue	$16,381	$15,035
Gain on sale of equipment	1,542	732
Other income	4	101
Total revenue	17,927	15,868

EXPENSES
Depreciation expense	6,588	6,040
General and administrative	4,412	3,647
Net finance costs:
Interest expense	7,096	5,341
Interest income	(629)	(208)
Realized and unrealized (gains) and losses on derivative instruments	(153)	(1,277)
Total net finance costs	6,314	3,856
Total expenses	17,314	13,543

Earnings from operations	613	2,325

Earnings from joint venture	112	—

Income before income taxes	725	2,325
Income tax expense	257	763
Net income	468	1,562

Preferred stock dividends paid and accumulated-Series A	468	—

Net income applicable to common stock holders	$—	$1,562

Basic earnings per common share applicable to common stock holders:	$0.00	$0.17

Diluted earnings per common share applicable to common stock holders:	$0.00	$0.17

Average common shares outstanding	9,154	9,006
Diluted average common shares outstanding	9,622	9,401

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2006 and 2005

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2004	$—	8,998	$90	$62,631	$—	$53,747	$116,468

Net income	—	—	—	—	—	1,562	1,562

Total comprehensive income							1,562

Shares issued under stock compensation plans	—	29	—	156	—	—	156

Balances at March 31, 2005	$—	9,027	$90	$62,787	$—	$55,309	$118,186

Balances at December 31, 2005	$—	9,152	$92	$63,618	$(161)	$57,924	$121,473

Net income	—	—	—	—	—	468	468

Unrealized gain/(loss) from derivative instruments, net of tax expenses of $246K	—	—	—	—	588	—	588

Total comprehensive income							1,056

Preferred stock dividends paid	—	—	—	—	—	(339)	(339)

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Shares issued under stock compensation plans	—	4	—	29	—	—	29

Stock-based compensation expenses	—	—	—	182	—	—	182

Balances at March 31, 2006	$31,915	9,156	$92	$63,829	$427	$58,053	$154,316

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$468	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,588	6,040
Amortization of deferred costs	799	701
Amortization of loan discount	103	—
Allowances and provisions	30	15
Stock-based compensation expenses	182	—
Change in fair value of derivative instruments	(169)	(1,371)
Gain on sale of leased equipment	(1,542)	(732)
Earnings from joint venture	(112)	—
Changes in assets and liabilities:
Receivables	(742)	(82)
Other assets	(902)	55
Accounts payable and accrued expenses	(6,258)	(1,764)
Deferred income taxes	240	763
Restricted cash	(3,589)	7,475
Maintenance reserves	6,890	4,169
Security deposits	176	66
Unearned lease revenue	86	(124)
Net cash provided by operating activities	2,248	16,773
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	8,631	1,529
Proceeds from principal payment of notes receivable	69	69
Distributions from joint venture	85	—
Investment in joint venture	(213)	—
Purchase of equipment held for operating lease	(28,950)	(12,692)
Purchase of property, equipment and furnishings	(13)	(469)
Net cash used in investing activities	(20,391)	(11,563)
Cash flows from financing activities:
Proceeds from issuance of notes payable	30,692	16,916
Proceeds from the issuance of preferred stock, net	31,915	—
Distributions to preferred stockholders	(339)	—
Proceeds from issuance of common stock	29	124
Principal payments on notes payable	(47,608)	(25,034)
Net cash (used in)/provided by financing activities	14,689	(7,994)
Decrease in cash and cash equivalents	(3,454)	(2,784)
Cash and cash equivalents at beginning of period	6,346	5,540

Cash and cash equivalents at end of period	$2,892	$2,756

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$6,603	$4,867
Income Taxes	$12	$18

Supplemental disclosure of non-cash investing activities:
In March 2005, a note receivable of $4,350 was received in connection with the Company’s sale of an engine.
During the three months ended March 31, 2006 and 2005, respectively, $66 and $3,205 of maintenance reserves were included in the gain on the sale of leased equipment.
During the three months ended March 31, 2006, $13,249 of accounts payable were paid to vendors for purchase of equipment held for operating leases.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

Basis of Presentation:  Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2006, and December 31, 2005, and the results of our operations for the three month periods ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the period ended March 31, 2006, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2006.

Management considers the operations of our company to operate in one reportable segment.

Stock-Based Compensation:  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Stock Option/Stock Issuance Plan (the “Plan”), and issuances under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”), outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded approximately $182,000 of stock-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R). See Note 8 for information on the assumptions we used to calculate the fair value of stock-based compensation.

2.              Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the accounting policies on useful life of equipment, residual values and asset impairment are critical to the results of operations. If the useful lives or residual values are lower than those estimated by us, upon sale of an asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

4.              Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Sausalito, California and we occupy that space under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The remaining 2006 rent commitment is approximately $290,000 and $689,000 until the lease expires on December 31, 2007. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining 2006 lease commitment is approximately $71,000 and $274,000 until the lease expires on October 31, 2008. We also lease office space in Shanghai, China. That lease expires June 30, 2006 and the remaining lease commitment is approximately $13,000.

We have commitments to purchase, during 2006 and 2007, six new engines for a gross purchase price of between $40.7 million and $43.3 million depending on thrust rating elected, for delivery from July 2006 to March 2007.

5.              Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”). At December 31, 2005, our investment was 7%. We elected not to make a capital call agreed to by the other investors. When the capital call is funded by the other investors in 2006, our investment will be diluted to a 4.7% interest. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of March 31, 2006 and December 31, 2005, $1.5 million has been contributed. This investment is recorded at cost.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.1 million as of March 31, 2006.

Three Months Ending March 31, 2006 (in thousands)

Investment as of December 31, 2005	$8,867

Investment	213
Earnings from joint venture	112
Distribution	(85)
Investment as of March 31, 2006	$9,107

6.              Notes Payable

At March 31, 2006, notes payable consists of loans totaling $390.7 million payable (net of discount of $2.7 million) over periods of nine months to 15 years with interest rates varying between approximately 6.1% and 10.8% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At March 31, 2006, we had a $168.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2006, $63.0 million was available under this facility. The revolving facility ends in May 2006 with the final amount borrowed at May 2006 due in May 2007. The interest rate on this facility at March 31, 2006, was 1-month LIBOR plus 2.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $168.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2006, we had $216.8 million of WEST term notes and $58.6 million of WEST warehouse notes. The term notes are divided into $189.8 million Series A1 notes and $27.0 million Series B1 notes. The warehouse notes are divided into $51.5 million Series A2 notes and $7.1 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At March 31, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At March 31, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At March 31, 2006 approximately $54.9 million was available under these warehouse notes.

At March 31, 2006 and 2005, one-month LIBOR was 4.83% and 2.87%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2006 (dollars in thousands):

Year Ending December 31,

2006	$16,736
2007	125,580
2008	23,605
2009	22,001
2010	22,012
2011 and thereafter	183,516
$393,450

7.              Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 98% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2006, we were a party to interest rate swap agreements with notional outstanding amounts of $196.0 million, remaining terms of between 12 and 58 months and fixed rates of between 2.52% and 5.05%. The fair value of these swaps at March 31, 2006 was positive $3.6 million, and represented the estimated amount we would receive if we terminated the swaps. At March 31, 2006, we were also a party to one interest rate cap, which has a notional amount of $10 million, remaining term of one month, with the interest rate capped at 5.0%. At March 31, 2006 the fair value of the cap was approximately zero.

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

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. We entered into three derivative instruments, with notional outstanding amounts of $45.0 million, during the quarter ended March 31, 2006 and these derivatives did not qualify for hedge accounting in accordance with SFAS 133 during the quarter. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets under derivative instruments. The change in fair value is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three months ended March 31, 2006 and 2005 are shown in the following table (dollars in thousands):

	Three Months Ending March 31,
Increase (decrease) to net finance costs	2006	2005
Change in fair value of derivative instruments	$(169)	$(1,371)
Cash settlement expense	16	94
Total realized and unrealized (gains) and losses from derivative instruments	$(153)	$(1,277)

Based on the estimated forward rate of LIBOR at March 31, 2006, we anticipate that net finance costs will be decreased by approximately $2.6 million for the 12 months ending March 31, 2007 due to the interest rate derivative contracts in place.

8.     Stock-Based Compensation Plans

We grant stock options under our 1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003. Under this Plan, a total of 3,025,000 shares are authorized for grant. These options have a contractual term of 10 years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis.

We issue shares of common stock to employees under our Employee Stock Purchase Plan, as amended and restated effective August 1, 2004. 175,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under this Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year.

We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

We estimate the expected term of options granted using our historical exercise patterns incorporating an assumed expected term for options outstanding based on the remaining contractual term and our historical exercise patterns, which we believe are representative of future behavior. We estimate the expected volatility of our common stock at the grant date using weekly closing stock prices for an historical period approximately equal to the expected term of the options.

Prior to 2006 we accounted for our two stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2005.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

Three Months Ending March 31, 2005
(dollars in thousands, except per share data)
Net income as reported	$1,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	$(133)
Proforma net income	$1,429

Basic earnings per common share as reported	$0.17
Basic earnings per common share pro forma	$0.16

Diluted earnings per common share as reported	$0.17
Diluted earnings per common share pro forma	$0.15

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model.

During the three months ended March 31, 2005, no stock options were granted.

Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our stock plans.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006.

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during the three months ended March 31, 2006.

Three Months Ended March 31, 2006
Expected term (in years)	6.05
Volatility	55.09%
Risk-free interest rate	4.47%
Dividend yield	—%

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $4.36 per option. For the three months ended March 31, 2006, the cost recognized and the related tax benefit was approximately $179,000 and $39,000, respectively. Unrecognized stock-based compensation expense was approximately $1.4 million as of March 31, 2006, relating to a total of approximately 0.4 million unvested stock options under our Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of options vested during the first quarter of 2006 was approximately $0.8 million.

Stock Option/Stock Issuance Plan:  Prior to December 31, 2005, options issued under our Plan had vesting terms four years, with certain exceptions. Beginning in 2006, all options granted under the Plan will now vest in equal installments over a period of four years. All options issued under the Plan expire ten years from the date of grant.

The following is a summary of stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,848,671	$7.10	—	—
Granted	24,000	9.40	—	—
Exercised	—	—	—	—
Forfeited	(52,750)	8.17	—	—
Expirations	—	—	—	—
Outstanding at March 31, 2006	1,819,921	$7.10	5.6	$8,082,983
Vested and expected to vest at March 31, 2006	1,802,263	$7.09	5.6	$7,996,158
Exercisable at March 31, 2006	1,434,669	$6.96	5.1	$6,669,485

As of March 31, 2006, we had 611,929 shares available for future grants. The following is a summary of outstanding stock options at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.68	283,718	5.78	$4.10	254,666	$4.03
From $4.92 to $4.92	23,325	7.16	4.92	23,325	4.92
From $5.01 to $5.01	285,646	6.92	5.01	222,556	5.01
From $5.07 to $5.15	78,661	3.82	5.12	41,274	5.12
From $5.40 to $5.40	283,583	5.53	5.40	283,583	5.40
From $5.50 to $5.51	198,738	4.25	5.50	178,778	5.50
From $6.50 to $9.20	221,683	7.93	8.89	49,920	7.99
From $9.40 to $9.793	67,654	9.38	9.64	3,654	9.50
From $10.00 to $10.00	196,000	4.91	10.00	196,000	10.00
From $10.40 to $22.12	180,913	2.32	14.41	180,913	14.41
From $1.30 to $22.12	1,819,921	5.64	$7.10	1,434,669	$6.96

No options were exercised for the three months ended March 31, 2006.

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan, as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In three months ended March 31, 2006 and 2005, 3,663 and 4,185 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted during the first three months ended March 31, 2006 was $2.99 per share. For the three months ended March 31, 2006, the cost recognized was approximately $3,000.

9.     Preferred Stock

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million at closing. Total net proceeds of the issuance after direct costs are $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market under the symbol WLFCP.

Holders of the Series A Preferred Stock will generally have no voting rights, but may elect two directors if we fail to pay dividends for an aggregate of 18 or more months (consecutive or nonconsecutive) and also may vote in certain other limited circumstances. The Series A Preferred Stock has no stated maturity date and is not convertible into any of our property or other securities. On or after February 11, 2011, we may, at our option, redeem the shares. Accordingly, the Series A Preferred Stock will remain outstanding indefinitely, unless we decide to redeem them, or they are otherwise cancelled or exchanged.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2005 Form 10-K.

Results of Operations

Three months ended March 31, 2006, compared to the three months ended March 31, 2005:

Leasing Related Activities. Lease related revenue for the quarter ended March 31, 2006, increased 9.0% to $16.4 million from $15.0 million for the comparable period in 2005. This increase mainly reflects an increase in lease rates and the amount of equipment on-lease. At March 31, 2006 and 2005, approximately 89% of equipment held for lease by book value were on-lease. The aggregate of net book value of leased equipment at March 31, 2006 and 2005, was $543.3 million and $503.6 million, respectively.

During the quarter ended March 31, 2006, we added $15.7 million of equipment and capitalized costs to its lease portfolio and sold one engine and other related equipment generating a net gain of $1.5 million.

During the quarter ended March 31, 2005, we added $12.7 million of equipment and capitalized costs to its lease portfolio and sold three engines and other related equipment generating a net gain of $0.7 million.

Depreciation Expense. Depreciation expense increased 9.1% to $6.6 million for the quarter ended March 31, 2006 from the comparable period in 2005, mainly due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

Net finance costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 32.9% to $7.1 million for the quarter ended March 31, 2006, from the comparable period in 2005, due principally to increases in interest rates and to a lesser extent to increased average debt outstanding for the quarter ended March 31, 2006, from the comparable period in 2005. Interest income increased 202.4% to $0.6 million for the quarter ended March 31, 2006, from the comparable period in 2005, due to increases in interest rates and deposit balances. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million in the quarter ended March 31, 2006, compared to a decrease of $1.3 million for the quarter ended March 31, 2005, primarily due to $1.4 million increase in the fair value derivative instruments in the quarter ended March 31, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement.

General and Administrative Expenses. General and administrative expenses decreased 20.7% to $4.4 million for the quarter ended March 31, 2006, from the comparable period in 2005, mainly due to increased employee costs and to a lesser extent travel costs.

Income Taxes. Income tax expense for the quarters ended March 31, 2006 and 2005, was $0.2 million and $0.8 million, respectively. The effective tax rates for the quarters ended March 31, 2006 and 2005, were 35% and 33%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2006 compared to 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123(R) which is a revision to FASB SFAS No. 123, “Accounting for Stock-Based Compensation.”  This Statement also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We have an employee stock option/issuance plan (described in Note 8 of the accompanying Consolidated Financial Statements) which is currently affected by the implementation of SFAS No. 123(R). Prior to the adoption of SFAS 123(R) effective January 1, 2006, we did not recognize compensation cost in respect of our plans and opted to make pro-forma disclosure of the impact in our Financial Statements.

The guidance in FAS 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $30.7 million and $16.9 million, in the three-month periods ended March 31, 2006 and 2005, respectively, was derived from this activity. In these same time periods $47.6 million and $25.0 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $2.2 million and $16.8 million in the three-month periods ended March 31, 2006 and 2005, respectively.

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, net proceeds were approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date, was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $28.9 million and $12.7 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and interest expense. Note that cash received from reserves arrangements is restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2006. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89%, by book value, of our assets were on-lease at March 31, 2006and 2005, and the average utilization rate for the three-month period ended March 31, 2006, was 89% compared to 88% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2006, notes payable consists of loans totaling $393.4 million payable over periods of nine months to 15 years with interest rates varying between approximately 6.1% and 10.8% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At March 31, 2006, we had a $168.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2006, $63.0 million was available under this facility. The revolving facility ends in May 2006 with the final amount borrowed at May 2006 due in May 2007. The interest rate on this facility at March 31, 2005, was 1-month LIBOR plus 2.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $168.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2006, we had $216.8 million of WEST term notes and $58.6 million of WEST warehouse notes. The term notes are divided into $189.8 million Series A1 notes and $27.0 million Series B1 notes. The warehouse notes are divided into $51.5 million Series A2 notes and $7.1 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At March 31, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At March 31, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At March 31, 2006 approximately $54.9 million was available under these warehouse notes.

At March 31, 2006 and December 31, 2005, we had warehouse and revolving credit facilities totaling approximately $281.6. At March 31, 2006, and December 31, 2005, respectively, approximately $117.9 million and $106.1 million was available under these combined facilities. Included in the $117.9 million available at March 31, 2006 is $63.0 million available under the revolving credit facility that ends as of May 31, 2006. We do not expect a reduction in the availability due to the revolving credit facility renewal currently being negotiated.

At March 31, 2006 and 2005, one-month LIBOR was 4.83% and 2.87%, respectively.

Approximately $381.4 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2006.

We have commitments to purchase, during 2006 and 2007, six new engines for a gross purchase price of between $40.7 million and $43.3 million depending on thrust rating elected, for delivery from July 2006 to March 2007.

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

Management of Interest Rate Exposure

At March 31, 2006, $387.1 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $197.0 million, with remaining terms of between 12 and 58 months and fixed rates of between 2.52% and 5.05%. We also have purchased one interest rate caps with notional amounts totaling $10 million, with remaining terms of one month, and capped at 5.0%.

The cash settlements on these derivative instrument arrangements reduced expense by $0.3 million for the three month period ended March 31, 2006 and created additional expense of $0.1 million, for the three month period ended March 31, 2005. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the three month period ended March 31, 2006. The expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs for the swaps not effective for hedge accounting for the three month periods ended March 31, 2005 and 2006. For further information see Note 7. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of its floating rate debt during the remainder of 2006.

Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of our common stock. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. We have one engine consigned to avioserv and during the three-month period ended March 31, 2006, $0.2 million book value of engine parts were sold. W. William Coon, Jr., one of our directors, is also a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of December 31, 2005. IslandAir leases five DeHaviland DHC-8-100 aircraft from us, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $13.3 million, for remaining periods of between one and three years. IslandAir’s obligations under four of these leases are guaranteed by Aloha. However, in December 2004, Aloha filed for reorganization under Chapter 11 of the Bankruptcy Code. With its emergence from Chapter 11 in February 2006, Aloha’s obligations under its guaranty were discharged. The five leases are performing and the lessee is current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated April 30, 2004, with Avsets.com, Inc. to sell parts from a disassembled engine. J.T. Power LLC (“J.T. Power”) agreed to market these parts on behalf of Avsets.com, Inc. J.T. Power is an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. There is no remaining book value for the parts consigned to Avsets.com as of March 31, 2006 and J.T.Power’s sales responsibilities under the agreement have ended.

Factors That May Affect Future Results

The following risk factor disclosed in Item 1A of our Annual Report on Form 10-K has changed since the date of our 10-K. The risks and uncertainties described in our Form 10-K, as modified below, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

The commercial aviation industry deteriorated sharply in 2001 and 2002 as a result of many factors, including the September11, 2001 terrorist attacks and the related slowdown in economic activity. Since that time, we believe that airline traffic has recovered in most of the world. Nevertheless, some commercial aircraft operators are experiencing significant problems, particularly with recent increases in fuel costs. We cannot give assurance that delinquencies and defaults on our leases will not increase when the market for engine operating leases experiences its cyclical downturn.

Two of our lessees, Varig and its subsidiary Rio Sul (collectively, “Varig”) which lease a total of nine engines filed for protection from creditors in Brazil and the United States in June 2005. They are current on rent through March 31, 2006 and presently owe $0.6 million in rents. Seven of the nine leases have expired and the remaining two have been terminated leaving Varig with no legal right to withhold possession of these engines. Varig has refused to return these engines and we have sued them in Brazil, Florida and in the U. S. Bankruptcy court for the Southern District of New York. To date, we have not received the necessary relief to enable us to repossess these engines. We have had settlement discussions with them which could result in their becoming current on their obligations and returning some engines.  On May 8, 2006 Varig’s creditors approved a plan which could provide it with substantial liquidity until all or a significant part of Varig can be sold at auction.  There can be no assurance that this plan will be successfully completed or that Varig will survive. If Varig does fail it is likely that we will experience off-lease periods while we recover the engines and remarket them to new lessees.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $393.4 million (98%) of our outstanding debt is variable rate debt. We estimate a one percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $1.8 million per annum (in 2005, $2.5 million per annum). We estimate a two percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $3.6 million per annum (in 2005, $4.9 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be reduced by approximately $2.6 million for the year ending December 31, 2006, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three-month period ended March 31, 2006, 88% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

(b) Changes in internal controls. During the quarter ended March 31, 2006, there were no changes in our internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-K for the year ended December 31, 2005.

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

10.52	Employment Agreement between the Company and Robert M. Warwick dated February 9, 2006 (incorporated by reference to our report on Form 8-K filed on February 10, 2006).
11.1	Statement re Computation of Per Share Earnings
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Form S-1 Registration Statement filed on December 20, 2005).

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Warwick, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(b)         Reports on Form 8-K

On April 6, 2006, the Company filed a form 8-K disclosing under Item 7, “Financial Statements, Pro-forma Financial Information and Exhibits” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and twelve months ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2006

Willis Lease Finance Corporation

		By:	/s/ Robert M. Warwick

Robert M. Warwick
Chief Financial Officer
(Principal Accounting Officer)