Form 10-Q
period 2006-06-30
WILLIS LEASE FINANCE CORP
filed 2006-08-14
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 8, 2006
Common Stock, $0.01 Par Value	9,279,503

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1.                          Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$2,078	$6,346
Restricted cash	64,176	61,257
Equipment held for operating lease, less accumulated depreciation of $107,924 and $97,565 at June 30, 2006 and December 31, 2005, respectively	578,701	540,657
Equipment held for sale	5,532	6,223
Operating lease related receivable, net of allowances of $412 and $462 at June 30, 2006 and December 31, 2005, respectively	4,383	4,512
Notes receivable	66	161
Investments	10,511	10,347
Assets under derivative instruments	4,691	2,515
Property, equipment & furnishings, less accumulated depreciation of $1,768 and $1,530 at June 30, 2006 and December 31, 2005, respectively	7,485	7,662
Other assets	15,136	15,997
Total assets	$692,759	$655,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,800	$26,152
Deferred income taxes	29,959	28,588
Notes payable, net of discount of $2,602 and $2,814 at June 30, 2006 and December 31, 2005, respectively	418,282	407,551
Maintenance reserves	73,955	63,156
Security deposits	3,469	3,964
Unearned lease revenue	5,256	4,793
Total liabilities	536,721	534,204

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	31,915	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,275,318 and 9,151,898 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	93	92
Paid-in capital in excess of par	64,599	63,618
Accumulated other comprehensive income/(loss), net of income tax expense/(benefit) of $642 and ($93) at June 30, 2006 and December 31, 2005, respectively	1,112	(161)
Retained earnings	58,319	57,924
Total shareholders’ equity	156,038	121,473
Total liabilities and shareholders’ equity	$692,759	$655,677

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
Lease revenue	$17,540	$15,498	$33,921	$30,533
Gain on sale of leased equipment	2,398	2,416	3,940	3,148
Other income	2	126	6	227
Total revenue	19,940	18,040	37,867	33,908

EXPENSES
Depreciation expense	6,898	6,083	13,486	12,123
General and administrative	4,682	4,454	9,094	8,101
Net finance costs:
Interest expense	7,781	5,622	14,877	10,963
Interest income	(760)	(265)	(1,389)	(473)
Realized and unrealized (gains) and losses on derivative instruments	—	888	(153)	(389)
Total net finance costs	7,021	6,245	13,335	10,101
Total expenses	18,601	16,782	35,915	30,325

Earnings from operations	1,339	1,258	1,952	3,583

Earnings from joint venture	114	—	226	—

Income before income taxes	1,453	1,258	2,178	3,583
Income tax expense	(405)	(295)	(662)	(1,058)
Net income	$1,048	$963	$1,516	$2,525

Preferred stock dividends paid and accumulated-Series A	782	—	1,250	—

Net income attributable to common shareholders	$266	$963	$266	$2,525

Basic earnings per common share:	$0.03	$0.11	$0.03	$0.28

Diluted earnings per common share:	$0.03	$0.10	$0.03	$0.27

Average common shares outstanding	9,223	9,047	9,189	9,027
Diluted average common shares outstanding	9,698	9,471	9,643	9,438

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2006 and 2005
(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2004	$—	8,998	$90	$62,631	$—	$53,747	$116,468

Net income	—	—	—	—	—	2,525	2,525

Total comprehensive income							2,525

Shares issued under stock compensation plans	—	83	1	413	—	—	414

Balances at June 30, 2005	$—	9,081	$91	$63,044	$—	$56,272	$119,407

Balances at December 31, 2005	$—	9,152	$92	$63,618	$(161)	$57,924	$121,473

Net income	—	—	—	—	—	1,516	1,516

Unrealized gain from derivative instruments, net of tax expenses of $735	—	—	—	—	1,273	—	1,273

Total comprehensive income							2,789

Preferred stock dividends paid	—	—	—	—	—	(1,121)	(1,121)

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Shares issued under stock compensation plans	—	123	1	626	—	—	627

Stock-based compensation expenses	—	—	—	355	—	—	355

Balances at June 30, 2006	$31,915	9,275	$93	$64,599	$1,112	$58,319	$156,038

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,516	$2,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,486	12,123
Amortization of deferred costs	2,053	1,248
Amortization of loan discount	212	—
Allowances and provisions	(77)	30
Stock-based compensation expenses	355	—
Change in fair value of derivative instruments	(169)	(455)
Gain on sale of leased equipment	(3,940)	(3,148)
Earnings from joint venture	(226)	—
Changes in assets and liabilities:
Receivables	171	(1,873)
Other assets	(365)	(1,038)
Accounts payable and accrued expenses	(7,104)	907
Deferred income taxes	636	1,058
Restricted cash	(2,920)	3,365
Maintenance reserves	14,980	9,161
Security deposits	(495)	1,597
Unearned lease revenue	463	(1,536)
Net cash provided by operating activities	18,576	23,964
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	16,009	16,112
Proceeds from principal payment of notes receivable	131	4,488
Distributions from joint venture	275	—
Investment in joint venture	(213)	—
Purchase of equipment held for operating lease	(80,079)	(24,760)
Purchase of property, equipment and furnishings	(65)	(477)
Net cash used in investing activities	(63,942)	(4,637)
Cash flows from financing activities:
Proceeds from issuance of notes payable	65,746	31,416
Proceeds from the issuance of preferred stock, net	31,915	—
Debt issuance cost	(842)	(75)
Distributions to preferred stockholders	(1,121)	—
Proceeds from issuance of common stock	627	412
Principal payments on notes payable	(55,227)	(52,237)
Net cash provided/(used in) by financing activities	41,098	(20,484)
Decrease in cash and cash equivalents	(4,268)	(1,157)
Cash and cash equivalents at beginning of period	6,346	5,540

Cash and cash equivalents at end of period	$2,078	$4,383

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$15,179	$9,934
Income Taxes	$12	$18

Supplemental disclosure of non-cash investing activities:
During the six months ended June 30, 2006 and 2005, respectively, $4,098 and $7,748 of maintenance reserves were included in the gain on the sale of leased equipment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2006, and December 31, 2005, and the results of our operations for the three and six month periods ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. The results of operations and cash flows for the period ended June 30, 2006, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2006.

Management considers the operations of our company to operate in one reportable segment.

Stock-Based Compensation:  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Stock Option/Stock Issuance Plan (the “Plan”), and issuances under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”), outstanding as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded approximately $173,000 and $355,000 of stock-based compensation expense, net of estimated forfeitures, during the three and six months ended June 30, 2006 respectively, as a result of our adoption of SFAS 123(R). See Note 8 for information on the assumptions we used to calculate the fair value of stock-based compensation.

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

4.              Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Sausalito, California and we occupy that space under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The remaining 2006 rent commitment is approximately $194,000 and $593,000 until the lease expires on December 31, 2007. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining 2006 lease commitment is approximately $47,000 and $227,000 until the lease expires on October 31, 2008. We also lease office space in Shanghai, China. That lease expires December 31, 2006 and the remaining lease commitment is approximately $25,000.

We have commitments to purchase, during 2006 and 2007,  seven new engines for a gross purchase price of between $58.4 million and $60.1 million depending on thrust rating elected, for delivery from July 2006 to March 2007.

5.              Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”). At December 31, 2005, our investment was 7%. We elected not to make a capital call agreed to by the other investors and funded in April 2006, therefore our investment has been diluted to a 4.7% interest. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of June 30, 2006 and December 31, 2005, $1.5 million has been contributed. This investment is recorded at cost.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million as of June 30, 2006.

Six Months Ending June 30, 2006 (in thousands)

Investment as of December 31, 2005	$8,867

Investment	213
Earnings from joint venture	226
Distribution	(275)
Investment as of June 30, 2006	$9,031

6.              Notes Payable

At June 30, 2006, notes payable consists of loans totaling $418.3 million payable (net of discount of $2.6 million) over periods of nine months to 15 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

On June 30, 2006, we closed the renewal of our revolving credit facility increasing the capacity from $168.0 million to $200.0 million. The revolving credit facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. The facility has a revolving period ending June 30, 2008 with the final amount at June 2008 due in June 2009.  This facility replaced the previous revolving credit facility which had a revolving period ending May 31, 2006 that had been extended to June 30, 2006.  As of June 30, 2006, $67.4 million was available under this facility. The interest rate on this facility at June 30, 2006, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $200.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2006, we had $212.4 million of WEST term notes and  $63.6 million of WEST warehouse notes. The term notes are divided into $185.9 million Series A1 notes and $26.5 million Series B1 notes. The warehouse notes are divided into $56.0 million Series A2 notes and $7.6 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At June 30, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At June 30, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At June 30, 2006 approximately $50.0 million was available under these warehouse notes.

At June 30, 2006 and 2005, one-month LIBOR was 5.33% and 3.34%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2006 (dollars in thousands):

Year Ending December 31,

2006	$11,904
2007	20,757
2008	23,672
2009	154,976
2010	22,388
2011 and thereafter	187,187
$420,884

7.              Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 99% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At June 30, 2006, we were a party to interest rate swap agreements with notional outstanding amounts of $195.0 million, remaining terms of between 9 and 56 months and fixed rates of between 2.52% and 5.05%. The fair value of these swaps at June 30, 2006 was positive $4.7 million, and represented the estimated amount we would receive if we terminated the swaps.

Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation during the period.

Prior to December 1, 2005, changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005, we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. Cash settlements are accounted for in interest expense while hedge accounting is effective for these derivative instruments. The swap cash settlements reducing interest expense for the three and six months ending June 30, 2006, are $0.3 million and $0.9 million, respectively. We entered into three derivative instruments, with notional outstanding amounts of $45.0 million, during the six months ended June 30, 2006 and these derivatives did not qualify for hedge accounting in accordance with SFAS 133 until April 1, 2006. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in fair value of derivative instruments that did not qualify for hedge accounting is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three and six months ended June 30, 2006 and 2005 are shown in the following table (dollars in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
Increase (decrease) to net finance costs (in thousands)	2006	2005	2006	2005
Change in fair value of derivative instruments	$—	$916	$(169)	$(455)
Cash settlement (income)/expense	—	(28)	16	66
Total increase/(decrease) to net finance costs	$—	$888	$(153)	$(389)

Based on the estimated forward rate of LIBOR at June 30, 2006, we anticipate that net finance costs will be decreased by approximately $2.6 million for the twelve months ending June 30, 2007 due to the interest rate derivative contracts in place.

8.              Stock-Based Compensation Plans

We grant stock options under our 1996 Stock Option/Stock Issuance Plan (the Plan), as amended and restated as of March 1, 2003. Under this Plan, a total of 3,025,000 shares are authorized for grant. These options have a contractual term of 10 years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis.

We issue shares of common stock to employees under our Employee Stock Purchase Plan (Purchase Plan), as amended and restated effective August 1, 2004. 175,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under this Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year.

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

Prior to 2006 we accounted for our two stock based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2005.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Income as reported	$963	$2,525
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(127)	(260)
Proforma net income	$836	$2,265

Basic earnings per common share as reported	$0.11	$0.28
Basic earnings per common share pro forma	$0.09	$0.25

Diluted earnings per common share as reported	$0.10	$0.27
Diluted earnings per common share pro forma	$0.09	$0.24

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model.

During the three and six months ended June 30, 2005, 11,763 stock options were granted.

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

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected term (in years)	6.05	6.05
Volatility	49.79% - 54.34%	49.39% - 55.09%
Risk-free interest rate	4.67%	4.47% - 4.88%
Dividend yield	—%	—%

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $5.20 and $4.83 per option, respectively. For the three and six months ended June 30, 2006, the cost recognized was approximately $173,000 and $355,000, respectively. For the three and six months ended June 30, 2006, the related tax benefit was approximately $38,000 and $77,000, respectively. Unrecognized stock-based compensation expense was approximately $1.4 million as of June 30, 2006, relating to a total of approximately 0.3 million unvested stock options under our Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years.

Stock Option/Stock Issuance Plan:  Prior to December 31, 2005, options issued under our Plan had vesting terms of four years, with certain exceptions. Beginning in 2006, all options granted under the Plan will now vest in equal installments over a period of four years. All options issued under the Plan expire ten years from the date of grant.

The following is a summary of stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,848,671	$7.10	—	—
Granted	53,562	9.77	—	—
Exercised	(119,757)	4.99	—	—
Forfeited	(53,806)	8.10	—	—
Expirations	—	—	—	—
Outstanding at June 30, 2006	1,728,670	$7.30	5.5	$4,725,470
Vested and expected to vest at June 30, 2006	1,712,075	$7.28	5.8	$4,713,469
Exercisable at June 30, 2006	1,375,977	$7.07	4.8	$4,253,803

As of June 30, 2006, we had 583,423 shares available for future grants. The following is a summary of outstanding stock options at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.68	245,584	5.44	$4.35	245,584	$4.35
From $4.92 to $4.92	23,325	6.91	4.92	23,325	4.92
From $5.01 to $5.01	257,231	6.67	5.01	194,141	5.01
From $5.07 to $5.15	77,605	3.53	5.12	61,524	5.13
From $5.40 to $5.40	261,625	5.28	5.40	261,625	5.40
From $5.50 to $5.50	172,942	4.29	5.50	172,942	5.50
From $5.51 to $9.20	229,791	8.04	8.65	36,269	7.91
From $9.40 to $9.793	67,654	9.13	9.64	3,654	9.50
From $10.00 to $10.00	196,000	4.66	10.00	196,000	10.00
From $10.40 to $22.12	196,913	2.69	14.41	180,913	14.41
From $1.30 to $22.12	1,728,670	5.51	$7.30	1,375,977	$7.07

Options grants exercised were 119,757 shares with an intrinsic value at exercise date of approximately $585,000 for the three and six months ended June 30, 2006.

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan, as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2006 and 2005, 3,663 and 4,185 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted during the six months ended June 30, 2006 was $2.99 per share. For the three and six months ended June 30, 2006, the cost recognized was approximately $2,000 and $4,000, respectively.

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

Results of Operations

Three months ended June 30, 2006, compared to the three months ended June 30, 2005:

Leasing Related Activities. Lease related revenue for the quarter ended June 30, 2006, increased 13.2% to $17.5 million from $15.5 million for the comparable period in 2005. This increase mainly reflects an increase in the amount of equipment on-lease. At June 30, 2006 and 2005 approximately 92% of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment at June 30, 2006 and 2005, was $578.7 million and $499.2 million, respectively.

During the quarter ended June 30, 2006, we added $51.2 million of equipment and capitalized costs to our lease portfolio and sold two engines and other related equipment generating a net gain of $2.4 million.

During the quarter ended June 30, 2005, we added $12.1 million of equipment and capitalized costs to our lease portfolio and sold four engines and other related equipment generating a net gain of $2.4 million.

Depreciation Expense. Depreciation expense increased 13.4% to $6.9 million for the quarter ended June 30, 2006, from the comparable period in 2005, mainly due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

General and Administrative Expenses. General and administrative expenses increased 5.1% to $4.7 million for the quarter ended June 30, 2006, from the comparable period in 2005, mainly due to increased employee costs including $173,000 of stock compensation charge expense upon adoption of FAS 123R effective January 1, 2006.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 38.4% to $7.8 million for the quarter ended June 30, 2006, from the comparable period in 2005, due principally to increases in interest rates and to a lesser extent to increased average debt outstanding for the quarter ended June 30, 2006, from the comparable period in 2005. Interest income increased 186.8% to $0.8 million for the quarter ended June 30, 2006, from the comparable period in 2005, due to increases in interest rates and deposit balances. There were no realized and unrealized gains on derivative instruments in the quarter ended June 30, 2006, compared to $0.9 million for the quarter ended June 30, 2005, primarily due to $0.9 million decrease in the fair value derivative instruments in the quarter ended June 30, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement.

Income Taxes. Income tax expense for the quarters ended June 30, 2006 and 2005 was $0.4 million and $0.3 million, respectively. The effective tax rates for the quarters ended June 30, 2006 and 2005 were 28% and 23%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2006 compared to 2005.

Preferred Stock Dividends Paid and Accumulated. Preferred stock dividends paid for the three months ended June 30, 2006, were $782,000. The issuance of preferred stock occurred on February 7, 2006.

Six months ended June 30, 2006, compared to the six months ended June 30, 2005:

Leasing Related Activities. Lease related revenue for the six months ended June 30, 2006, increased 11.1% to $33.9 million from $30.5 million for the comparable period in 2005. This increase mainly reflects an increase in the amount of equipment on-lease. At June 30, 2006 and 2005 approximately 92% of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment at June 30, 2006 and 2005, was $578.7 million and $499.2 million, respectively.

During the six months ended June 30, 2006, we added $66.9 million of equipment and capitalized costs to our lease portfolio and sold four engines and other related equipment generating a net gain of $3.9 million.

During the six months ended June 30, 2005, we added $24.8 million of equipment and capitalized costs to our lease portfolio and sold seven engines and other related equipment generating a net gain of $3.1 million.

Depreciation Expense. Depreciation expense increased 11.2% to $13.5 million for the six months ended June 30, 2006 from the comparable period in 2005, mainly due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

General and Administrative Expenses. General and administrative expenses increased 12.2% to $9.1 million for the six months ended June 30, 2006, from the comparable period in 2005, mainly due to increased employee costs including $355,000 of stock compensation charge expense upon  adoption of FAS 123R effective January 1, 2006.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 35.7% to $14.9 million for the six months ended June 30, 2006, from the comparable period in 2005, due principally to increases in interest rates and to a lesser extent to increased average debt outstanding for the six months ended June 30, 2006, from the comparable period in 2005. Interest income increased 193.7% to $1.4 million for the six months ended June 30, 2006, from the comparable period in 2005, due to increases in interest rates and deposit balances. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million in the six months ended June 30, 2006, compared to a decrease of $0.4 million for the six months ended June 30, 2005, primarily due to $0.5 million increase in the fair value of derivative instruments in the six months ended June 30, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement. Three of our swaps were accounted for as speculative in the first quarter of 2006 but as hedges in this second quarter of 2006.

Income Taxes. Income tax expense for the six months ended June 30, 2006 and 2005, was $0.7 million and $1.1 million, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005, was 30%.

Preferred Stock Dividends Paid and Accumulated. Preferred stock dividends paid and accumulated for the six months ended June 30, 2006, were $1.3 million. The issuance of preferred stock occurred on February 7, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this pronouncement.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $65.7 million and $31.4 million, in the six month periods ended June 30, 2006 and 2005, respectively, was derived from this activity. In these same time periods $55.2 million and $52.2 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $18.6 million and $24.0 million in the six-month periods ended June 30, 2006 and 2005, respectively, primarily due to decreases in accounts payable and accrued expenses.

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

Our primary use of funds is for the purchase of equipment for lease. Cash outflows for the purchases of equipment (including capitalized costs) totaled $80.1 million and $24.8 million for the six month periods ended June 30, 2006 and 2005, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and interest expense. Note that cash received from maintenance reserve billings are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2006. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 92%, by book value, of our assets were on-lease at June 30, 2006 and 2005, and the average utilization rate for the six month period ended June 30, 2006, was 91% compared to 90% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2006, notes payable consists of loans totaling $418.3 million payable (net of discounts of $2.6 million) over periods of three months to fifteen years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

On June 30, 2006, we closed the renewal of our revolving credit facility increasing the capacity from $168.0 million to $200.0 million. The revolving credit facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2006, $67.4 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at June 30, 2006, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $200.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2006, we had $212.4 million of WEST term notes and $63.6 million of WEST warehouse notes. The term notes are divided into $185.9 million Series A1 notes and $26.5 million Series B1 notes. The warehouse notes are divided into $56.0 million Series A2 notes and $7.6 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At June 30, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At June 30, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At June 30, 2006 approximately $50.0 million was available under these warehouse notes.

At June 30, 2006 and December 31, 2005, we had warehouse and revolving credit facilities totaling approximately $313.6 million and $218.6 million, respectively. At June 30, 2006, and December 31, 2005, respectively, approximately $117.4 million and $106.1 million were available under these combined facilities.

At June 30, 2006 and 2005, one-month LIBOR was 5.33% and 3.34%, respectively.

Approximately $406.7 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at June 30, 2006.

We have commitments to purchase, during 2006 and 2007, seven new engines for a gross purchase price of between $58.4 million and $60.1 million depending on thrust rating elected, for delivery from July 2006 to March 2007.

Pursuant to the renewal of our revolving credit facility, the maturity date has moved from 2007 to 2009 and is reflected in the summary aggregate maturities of notes payable per Note 6.

The lease of our office premises in Sausalito expires on December 31, 2007. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in December 2006.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2006. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We continually discuss our access to necessary capital with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At June 30, 2006, $415.2 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $195.0 million, with remaining terms of between nine and fifty-six months and fixed rates of between 2.52% and 5.05%.

The cash settlements on these derivative instrument arrangements reduced expense by $0.3 million for the six month period ended June 30, 2006 and created additional expense of $0.1 million, for the six month period ended June 30, 2005. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the three month period ended June 30, 2006. The expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs for the swaps not effective for hedge accounting for the six month periods ended June 30, 2005 and 2006. For further information see Note 7. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of its floating rate debt during the remainder of 2006.

Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of our common stock. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. We have one engine consigned to avioserv and during the six-month period ended June 30, 2006, $0.3 million book value of engine parts were sold. The book value for the engine consigned to avioserv as of June 30, 2006 was $0.2 million. W. William Coon, Jr., one of our directors, is also a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of June 30, 2006. IslandAir leases five DeHaviland DHC-8-100 aircraft from us, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $12.6 million, for remaining periods of between nine months and three years. The five leases are performing and the lessee is current on all obligations and no provision has been made for any loss. Effective as of August 1, 2006, we agreed to modify four of the leases by deferring a combined total of $0.2 million of rent payments due over the next three months, and adding additional rent, to the end of two of the leases.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the quarter ended June 30, 2006, there were no sales.  The book value for the parts consigned to J.T. Power as of June 30, 2006 was $0.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.

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

Two of our lessees, Varig and its subsidiary Rio Sul (collectively, “Varig”) which leased a total of nine engines filed for protection from creditors in Brazil and the United States in June 2005. Creditors approved a reorganization plan in February, but Varig soon began missing payments to aircraft lessors. The terms of all but one lease have expired and the remaining lease was terminated. Varig refused to return these engines and we have sued them in Brazil, Florida and in the U. S. Bankruptcy court for the Southern District of New York. To date four engines have been returned of which two have been leased to new lessees, the remaining engines are in various stages of the lease return process.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates affects our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $415.2 million (99%) of our outstanding debt is variable rate debt. We estimate a one percent increase or decrease in our variable debt rates (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $2.2 million per annum (in 2005, $2.4 million per annum). We estimate a two percent increase or decrease in our variable debt rates (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $4.4 million per annum (in 2005, $4.8 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for one-month LIBOR, we expect interest expenses will be reduced by approximately $2.6 million for the year ending December 31, 2006, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also indirectly exposed to currency devaluation risk. During the six month period ended June 30, 2006, 88% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal controls. During the quarter ended June 30, 2006, there were no changes in our internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the quarter ended March 31, 2006.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 25, 2006, Annual Meeting of Stockholders of Willis Lease Finance Corporation, the following matters were voted upon:

		Votes
a)	Election of Class II Directors

	Gérard Laviec	7,105,488	For
		59,956	Withheld

	Hans Jörg Hunziker	7,105,641	For
		59,763	Withheld

The other directors whose term of office continued after the meeting were Charles F. Willis, IV, William M. LeRoy, and W. William Coon Jr.

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

Employment contract between the Company and Monica J. Burke dated June 21, 2002 (incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002). Replaced with #10.52

10.7

Independent Contractor Agreement between the Company and Hans Joerg Hunziker dated September 13, 2002 (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q for the quarter ended September 30, 2002).

10.8	Employment Agreement between the Company and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 23, 2005).
10.9

Employment Offer Letter dated as of September 13, 2005 between the Company and Steven Oldenburg (incorporated by reference to Exhibit 10.10 on Form S-1 Registration Statement filed on December 20, 2005).

10.10	Employment Agreement between the Company and Robert M. Warwick dated February 9, 2006 (incorporated by reference to our report on Form 8-K filed on February 10, 2006).
10.11	Our Deferred Compensation Plan Effective as of July 1, 2001 (incorporated by reference to Exhibit 10.45 to our report on Form 10-K/A for the year ended December 31, 2004).
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

10.52*

Second Amended and Restated Credit Agreement, dated as of June 30, 2006 among Willis Lease Finance Corporation, and Certain Banking Institutions named therein with National City Bank and Fortis Bank (Nederland) N.V.

10.53

Fifth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2006 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis (Nederland) N.V.

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

Date:	August 11, 2006

Willis Lease Finance Corporation

		By:	/s/ Robert M. Warwick

Robert M. Warwick
Chief Financial Officer
(Principal Accounting Officer)