Form 10-Q
period 2006-09-30
WILLIS LEASE FINANCE CORP
filed 2006-11-13
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 8, 2006
Common Stock, $0.01 Par Value	9,283,003

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1.                          Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$541	$6,346
Restricted cash	63,828	61,257
Equipment held for operating lease, less accumulated depreciation of $107,976 and $97,565 at September 30, 2006 and December 31, 2005, respectively	590,712	540,657
Equipment held for sale	9,898	6,223
Operating lease related receivable, net of allowances of $376 and $462 at September 30, 2006 and December 31, 2005, respectively	5,576	4,512
Notes receivable	20	161
Investments	10,484	10,347
Assets under derivative instruments	1,946	2,515
Property, equipment & furnishings, less accumulated depreciation of $1,891 and $1,530 at September 30, 2006 and December 31, 2005, respectively	7,390	7,662
Other assets	16,477	15,997
Total assets	$706,872	$655,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,830	$26,152
Liabilities under derivative instruments	154	—
Deferred income taxes	30,235	28,588
Notes payable, net of discount of $2,495 and $2,909 at September 30, 2006 and December 31, 2005, respectively	429,560	407,551
Maintenance reserves	76,122	63,156
Security deposits	4,271	3,964
Unearned lease revenue	4,415	4,793
Total liabilities	551,587	534,204

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 and 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	31,915	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 9,283,003 and 9,151,898 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	93	92
Paid-in capital in excess of par	64,781	63,618
Accumulated other comprehensive income, net of income tax benefit of $327 and $93 at September 30, 2006 and December 31, 2005, respectively	(727)	(161)
Retained earnings	59,223	57,924
Total shareholders’ equity	155,285	121,473
Total liabilities and shareholders’ equity	$706,872	$655,677

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Lease revenue	$17,464	$15,660	$51,385	$46,193
Gain on sale of leased equipment	3,981	1,015	7,922	4,163
Other income	42	58	48	285
Total revenue	21,487	16,733	59,355	50,641

EXPENSES
Depreciation expense	5,926	6,460	19,413	18,583
General and administrative	5,283	4,406	14,376	12,507
Net finance costs:
Interest expense	8,166	6,310	23,044	17,273
Interest income	(807)	(515)	(2,196)	(988)
Realized and unrealized (gains) and losses on derivative instruments	—	(332)	(153)	(721)
Loss upon extinguishment of debt	—	1,375	—	1,375
Total net finance costs	7,359	6,838	20,695	16,939
Total expenses	18,568	17,704	54,484	48,029

Earnings from operations	2,919	(971)	4,871	2,612

Earnings from joint venture	122	—	348	—

Income/(loss) before income taxes	3,041	(971)	5,219	2,612
Income tax expense	(1,355)	470	(2,017)	(588)
Net income/(loss)	$1,686	$(501)	$3,202	$2,024

Preferred stock dividends paid and accumulated-Series A	782	—	2,032	—

Net income attributable to common shareholders	$904	$(501)	$1,170	$2,024

Basic earnings/(loss) per common share:	$0.10	$(0.06)	$0.13	$0.22

Diluted earnings/(loss) per common share:	$0.09	$(0.06)	$0.12	$0.21

Average common shares outstanding	9,279	9,097	9,219	9,050
Diluted average common shares outstanding	9,693	9,097	9,648	9,479

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2006 and 2005
(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2004	$—	8,998	$90	$62,631	$—	$53,747	$116,468

Net income	—	—	—	—	—	2,024	2,024

Total comprehensive income	2,024

Shares issued under stock compensation plans	—	148	1	767	—	—	768

Balances at September 30, 2005	$—	9,146	$91	$63, 398	$—	$55,771	$119,260

Balances at December 31, 2005	$—	9,152	$92	$63,618	$(161)	$57,924	$121,473

Net income	—	—	—	—	—	3,202	3,202

Unrealized gain from derivative instruments, net of tax expenses of ($327)	—	—	—	—	(566)	—	(566)

Total comprehensive income	2,636

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Preferred stock dividends paid	—	—	—	—	—	(1,903)	(1,903)

Shares issued under stock compensation plans	—	131	1	683	—	—	684

Stock-based compensation expenses	—	—	—	480	—	—	480

Balances at September 30, 2006	$31,915	9,283	$93	$64,781	$(727)	$59,223	$155,285

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,202	$2,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,413	18,583
Amortization of deferred costs	2,908	1,922
Amortization of loan discount	319	33
Allowances and provisions	(77)	285
Stock-based compensation expenses	480	—
Change in fair value of derivative instruments	(169)	(682)
Gain on sale of leased equipment	(7,922)	(4,163)
Loss upon extinguishment of debt	—	1,375
Earnings from joint venture	(348)	—
Changes in assets and liabilities:
Receivables	(996)	(2,313)
Other assets	(2,573)	(2,511)
Accounts payable and accrued expenses	(3,016)	566
Deferred income taxes	1,974	588
Restricted cash	(2,572)	(8,667)
Maintenance reserves	20,479	14,777
Security deposits	307	2,292
Unearned lease revenue	(379)	(875)
Net cash provided by operating activities	31,030	23,234
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	27,912	20,313
Proceeds from principal payment of notes receivable	161	4,557
Distributions from joint venture	424	—
Investment in joint venture	(213)	—
Purchase of equipment held for operating lease	(116,572)	(53,183)
Purchase of property, equipment and furnishings	(92)	(502)
Net cash used in investing activities	(88,380)	(28,815)
Cash flows from financing activities:
Proceeds from issuance of notes payable	123,417	294,076
Proceeds from the issuance of preferred stock, net	31,915	—
Debt issuance cost	(842)	(6,244)
Cash restricted on formation of WEST	—	(9,000)
Distributions to preferred stockholders	(1,903)	—
Proceeds from issuance of common stock	685	762
Principal payments on notes payable	(101,727)	(275,369)
Net cash provided by financing activities	51,545	4,225
Decrease in cash and cash equivalents	(5,805)	(1,356)
Cash and cash equivalents at beginning of period	6,346	5,540

Cash and cash equivalents at end of period	$541	$4,184

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$24,104	$16,150
Income Taxes	$12	$18

Supplemental disclosure of non-cash investing activities:
During the nine months ended September 30, 2006 and 2005, respectively, $6,534 and $7,918 of maintenance reserves were included in the gain on the sale of leased equipment.

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

There has been a material change to our critical accounting policies and estimates from the information provided in Item 7 of the Form 10-K for the fiscal year ended December 31, 2005 related to the valuation of certain highly marketable engines.   It is our policy to review these estimates regularly and on July 1, 2006 we adjusted our depreciation estimate for certain engines to better match the rate of depreciation over the useful life of these engines.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2006, and December 31, 2005, and the results of our operations for the three and nine month periods ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. The results of operations and cash flows for the period ended September 30, 2006, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2006.

Management considers the operations of our company to operate in one reportable segment.

Stock-Based Compensation:  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Stock Option/Stock Issuance Plan (the “Plan”), and issuances under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”), outstanding as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded approximately $125,000 and $480,000 of stock-based compensation expense, net of estimated forfeitures, during the three and nine months ended September 30, 2006 respectively, as a result of our adoption of SFAS 123(R). See Note 8 for information on the assumptions we used to calculate the fair value of stock-based compensation.

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

Beginning July 1, 2006, we changed the depreciation estimate related to the valuation of certain highly marketable engines. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in an $882,000 decrease in depreciation during the three months ended September 30, 2006.

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

3.              Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Sausalito, California and we occupy that space under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The remaining 2006 and 2007 rent commitment is approximately $97,000 and $399,000, respectively; the lease expires on December 31, 2007. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining 2006 lease commitment is approximately $24,000 and $204,000 until the lease expires on October 31, 2008. We also lease office space in Shanghai, China. That lease expires December 31, 2006 and the remaining lease commitment is approximately $13,000.

We have commitments to purchase, during 2006 and 2007, 15 new engines for a gross purchase price of between $102.9 million and $104.6 million depending on thrust rating elected, for delivery from October 2006 to December 2007.

In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines.  The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines.  Our 2007 purchase orders have been accepted by CFM and are included in our commitments to purchase.

4.              Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”). At December 31, 2005, our investment was 7%. We elected not to make a capital call agreed to by the other investors and funded in April 2006, therefore our investment has been diluted to a 4.7% interest. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Other participants in the joint venture are Air China International Company and Snecma Services. As of September 30, 2006 and December 31, 2005, $1.5 million has been contributed. This investment is recorded at cost.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million as of September 30, 2006.

Nine Months Ending September 30, 2006 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2005	$8,867

Investment	213
Earnings from joint venture	348
Distribution	(424)
Investment in WOLF A340, LLC as of September 30, 2006	$9,004

5.              Notes Payable

At September 30, 2006, notes payable consists of loans totaling $429.6 million payable (net of discount of $2.5 million) over periods of three months to 15 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

On June 30, 2006, we closed the renewal of our revolving credit facility increasing the capacity from $168.0 million to $200.0 million. The revolving credit facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. The facility has a revolving period ending June 30, 2008 with the final amount at June 2008 due in June 2009.  This facility replaced the previous revolving credit facility which had a revolving period ending May 31, 2006 that had been extended to June 30, 2006.  As of September 30, 2006, $75.0 million was available under this facility. The interest rate on this facility at September 30, 2006, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $200.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2006, we had $208.1 million of WEST term notes and $89.1 million of WEST warehouse notes. The term notes are divided into $182.0 million Series A1 notes and $26.1 million Series B1 notes. The warehouse notes are divided into $78.4 million Series A2 notes and $10.7 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At September 30, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At June 30, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At September 30, 2006 approximately $24.5 million was available under these warehouse notes.

At September 30, 2006 and 2005, one-month LIBOR was 5.32% and 3.86%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2006 (dollars in thousands):

Year Ending December 31,

2006	$5,498
2007	20,778
2008	23,357
2009	147,376
2010	22,388
2011 and thereafter	212,658
$432,055

6.              Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 99% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2006, we were a party to interest rate swap agreements with notional outstanding amounts of $194.0 million, remaining terms of between six and 53 months and fixed rates of between 2.52% and 5.05%. The fair value of these swaps at September 30, 2006 was $1.8 million, and represented the estimated amount we would receive if we terminated the swaps.

Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation during the period.

Prior to December 1, 2005, changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005, we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. Cash settlements are accounted for in interest expense while hedge accounting is effective for these derivative instruments. The swap cash settlements reducing interest expense for the three and nine months ending September 30, 2006, are $0.7 million and $1.6 million, respectively. We entered into three derivative instruments, with notional outstanding amounts of $45.0 million, during the nine months ended September 30, 2006 and these derivatives qualified for hedge accounting in accordance with SFAS 133 on April 1, 2006. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in fair value of derivative instruments that did not qualify for hedge accounting is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three and nine months ended September 30, 2006 and 2005 are shown in the following table (dollars in thousands):

	Three Months Ending September 30,		Nine Months Ending September 30,
Increase (decrease) to net finance costs (in thousands)	2006	2005	2006	2005
Change in fair value of derivative instruments	$—	$(227)	$(169)	$(682)
Cash settlement (income)/expense	—	(105)	16	(39)
Total realized and unrealized (gains) and losses on derivative instruments	$—	$(332)	$(153)	$(721)

Based on the estimated forward rate of LIBOR at September 30, 2006, we anticipate that net finance costs will be decreased by approximately $1.8 million for the twelve months ending September 30, 2007 due to the interest rate derivative contracts in place.

7.              Stock-Based Compensation Plans

We grant stock options under our 1996 Stock Option/Stock Issuance Plan (the Plan), as amended and restated as of March 1, 2003. Under this Plan, a total of 3,025,000 shares are authorized for grant. These options have a contractual term of 10 years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis. The Plan terminated in June 2006.

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

Prior to 2006 we accounted for our two stock based compensation plans using the intrinsic value method prescribed by APB  No. 25 and related interpretations, as allowed under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. APB No. 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the three years ended December 31, 2005.

Had compensation cost for the Company’s two stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income and earnings per share, determined by using the Black-Scholes option valuation method, would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Income/(Loss) as reported	$(501)	$2,024
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(168)	(433)
Proforma net income/(loss)	$(669)	$1,591

Basic earnings/(loss) per common share as reported	$(0.06)	$0.22
Basic earnings/(loss) per common share pro forma	$(0.07)	$0.18

Diluted earnings/(loss) per common share as reported	$(0.06)	$0.21
Diluted earnings/(loss) per common share pro forma	$(0.07)	$0.17

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model.

Stock options granted were 240,000 and 251,763 during the three and nine months ended September 30, 2005, respectively.

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

No stock options were issued during the three months ended September 30, 2006.  The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during the nine months ended September 30, 2006.

Nine Months Ended September 30, 2006
Expected term (in years)	6.05
Volatility	49.39% - 55.09%
Risk-free interest rate	4.47% - 4.88%
Dividend yield	—%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $4.83 per option. For the three and nine months ended September 30, 2006, the cost recognized was approximately $115,000 and $471,000, respectively. As of January 1, 2006 the forfeiture rate used to calculate the option valuation changed to 3.41%, down from 8.78% used in the prior year. For the three and nine months ended September 30, 2006, the related tax benefit was approximately $38,000 and $115,000, respectively. Unrecognized stock-based compensation expense was approximately $1.2 million as of September 30, 2006, relating to a total of approximately 0.2 million unvested stock options under our Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years.

Stock Option/Stock Issuance Plan:  Prior to December 31, 2005, options issued under our Plan had vesting terms of four years, with certain exceptions. Beginning in 2006, all options granted under the Plan will now vest in equal installments over a period of four years. All options issued under the Plan expire ten years from the date of grant.

The following is a summary of stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,848,671	$7.10	—	—
Granted	53,562	9.77	—	—
Exercised	(123,257)	5.00	—	—
Forfeited	(54,681)	8.06	—	—
Expirations	(6,056)	7.49	—	—
Outstanding at September 30, 2006	1,718,239	$7.30	5.3	$4,418,195
Vested and expected to vest at September 30, 2006	1,704,331	$7.29	5.3	$4,412,120
Exercisable at September 30, 2006	1,424,462	$7.14	4.7	$4,043,875

As of September 30, 2006, under the expired Plan, no shares were available for future grants. The following is a summary of outstanding stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.68	245,584	5.19	$4.35	245,584	$4.35
From $4.92 to $4.92	23,325	6.66	4.92	23,325	4.92
From $5.01 to $5.01	254,856	6.42	5.01	192,641	5.01
From $5.07 to $5.15	76,549	3.23	5.12	68,509	5.12
From $5.40 to $5.40	260,625	5.03	5.40	260,625	5.40
From $5.50 to $5.50	171,942	4.04	5.50	171,942	5.50
From $5.51 to $9.20	224,791	7.96	8.66	71,269	8.63
From $9.40 to $9.793	67,654	8.88	9.64	13,654	9.71
From $10.00 to $10.00	196,000	4.41	10.00	196,000	10.00
From $10.40 to $22.12	196,913	2.44	14.15	180,913	14.41
From $1.30 to $22.12	1,718,239	5.27	$7.30	1,424,462	$7.14

Options grants exercised were 3,500 shares and 123,257 shares with an intrinsic value at exercise date of approximately $10,000 and $595,000 for the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan, as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the nine months ended September 30, 2006 and 2005, 7,848 and 8,404 shares of common stock, respectively were issued under the Purchase Plan.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted during the nine months ended September 30, 2006 was $2.93 per share. For the three and nine months ended September 30, 2006, the cost recognized was approximately $10,000 and $14,000, respectively.

8.              Preferred Stock

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

Critical Accounting Policies and Estimates

There has been a material change to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2005 Form 10-K. This change related to the valuation of certain highly marketable engines.  It is our policy to review these estimates regularly and on July 1, 2006 we adjusted our depreciation estimate for certain engines to better match the rate of depreciation over the useful life of these engines.

Results of Operations

Three months ended September 30, 2006, compared to the three months ended September 30, 2005:

Leasing Related Activities. Lease related revenue for the three months ended September 30, 2006, increased 11.5% to $17.5 million from $15.7 million for the comparable period in 2005. This increase mainly reflects an increase in the amount of equipment on-lease and to a lesser extent increased lease rates, offset by declines in utilization. For the three months ending September 30, 2006 and 2005, approximately 89% and 92%, respectively, of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment and equipment held for sale at September 30, 2006 and 2005, was $600.6 million and $515.5 million, respectively.

During the three months ended September 30, 2006, we added $33.5 million of equipment and capitalized costs to our lease portfolio and sold four engines and other related equipment generating a net gain of $4.0 million.

During the three months ended September 30, 2005, we added $28.4 million of equipment and capitalized costs to our lease portfolio and sold one engine and other related equipment generating a net gain of $1.0 million.  One engine was exchanged for a new engine and this transaction was recorded as a non-monetary exchange of similar productive assets with no gain or loss recognized in the transaction.

Depreciation Expense. Depreciation expense decreased 8.3% to $5.9 million for the three months ended September 30, 2006, from the comparable period in 2005, mainly due to changes in estimates of residual values on certain older engine types. Beginning July 1, 2006, we changed the depreciation estimate related to the valuation of certain highly marketable engines.  It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in an $882,000 decrease in depreciation during the three months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses increased 20.0% to $5.3 million for the three months ended September 30, 2006, from the comparable period in 2005, due to increases in engine maintenance and freight costs of $279,000 and employee costs related to employee headcount of $602,000, including $125,000 of stock compensation charge expense upon adoption of FAS 123R effective January 1, 2006.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 29.4% to $8.2 million for the three months ended September 30, 2006, from the comparable period in 2005, due principally to increases in interest rates and to a lesser extent to increased average debt outstanding for the three months ended September 30, 2006, from the comparable period in 2005. Interest income increased 56.7% to $0.8 million for the three months ended September 30, 2006, from the comparable period in 2005, due to increases in interest rates and deposit balances. There were no realized and unrealized gains on derivative instruments in the three months ended September 30, 2006, compared to $0.3 million for the three months ended September 30, 2005, primarily due to $0.2 million increase in the fair value derivative instruments in the three months ended June 30, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement. During the three months ended September 30, 2005, we wrote off approximately $1.4 million of expense related to the WEST loan facility.

Income Taxes. Income tax expense for the three months ended September 30, 2006 was $1.4 million compared to a tax benefit of $0.5 million for the three months ended September 30, 2005. The effective tax rates for the three months ended September 30, 2006 and 2005 were 45% and 48%, respectively. The change in effective tax rate was due primarily an adjustment to the estimated annual effective tax rate in 2005, offset by a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2006 compared to 2005.  During the three months ended September 30, 2006 a discrete tax item of $510,000 was recognized which resulted from a change in estimate for the 2006 state effective tax rate.

Preferred Stock Dividends Paid and Accumulated. Preferred stock dividends paid for the three months ended September 30, 2006, were $782,000. The issuance of preferred stock occurred on February 7, 2006.

Nine months ended September 30, 2006, compared to the nine months ended September 30, 2005:

Leasing Related Activities. Lease related revenue for the nine months ended September 30, 2006, increased 11.2% to $51.4 million from $46.2 million for the comparable period in 2005. This increase mainly reflects an increase in the amount of equipment on-lease and to a lesser extent increased lease rates. For the nine months ending September 30, 2006 and 2005, respectively, approximately 90% of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment at September 30, 2006 and 2005, was $590.7 million and $515.5 million, respectively.

During the nine months ended September 30, 2006, we added $100.4 million of equipment and capitalized costs to our lease portfolio and sold eight engines and other related equipment generating a net gain of $7.9 million.

During the nine months ended September 30, 2005, we added $53.2 million of equipment and capitalized costs to our lease portfolio and sold eight engines and other related equipment generating a net gain of $4.2 million.

Depreciation Expense. Depreciation expense increased 4.5% to $19.4 million for the nine months ended September 30, 2006 from the comparable period in 2005, mainly due to increased lease portfolio value and offset by changes in estimates of residual values on certain older engine types. Beginning July 1, 2006, we changed the depreciation estimate related to the valuation of certain highly marketable engines.  It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in an $882,000 decrease in depreciation during the nine months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses increased 14.3% to $14.4 million for the nine months ended September 30, 2006, from the comparable period in 2005, mainly due to increased employee costs including $480,000 of stock compensation charge expense upon adoption of FAS 123R effective January 1, 2006.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 33.4% to $23.0 million for the nine months ended September 30, 2006, from the comparable period in 2005, due principally to increases in interest rates and to a lesser extent to increased average debt outstanding for the nine months ended September 30, 2006, from the comparable period in 2005. Interest income increased 122.3% to $2.2 million for the nine months ended September 30, 2006, from the comparable period in 2005, due to increases in interest rates and deposit balances. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million in the nine months ended September 30, 2006, compared to a decrease of $0.7 million for the nine months ended September 30, 2005, primarily due to $0.7 million increase in the fair value of derivative instruments in the nine months ended September 30, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement. Three of our swaps were accounted for as speculative in the first quarter of 2006 but as hedges in the second and third quarters of 2006.  During the nine months ended September 30, 2005, we wrote off approximately $1.4 million of expense related to the WEST loan facility.

Income Taxes. Income tax expense for the nine months ended September 30, 2006 and 2005, was $2.0 million and $0.6 million, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005, was 39% and 23%, respectively.  During the nine months ended September 30, 2006 a discrete tax item of $510,000 was recognized which resulted from a change in estimate for the 2006 state effective tax rate.

Preferred Stock Dividends Paid and Accumulated. Preferred stock dividends paid and accumulated for the nine months ended September 30, 2006, were $2.0 million. The issuance of preferred stock occurred on February 7, 2006.

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

In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment.  The guidance is applicable in our 2006 fiscal year.  We will apply this guidance in assessing any future misstatements.

Also in September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (FASB 157).  FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB 157 is effective for our 2008 fiscal year.  We are in the process of assessing the effect FASB 157 may have on our consolidated financial statements.

On September 8, 2006 the FASB posted the Staff Position (FSP) “Accounting for Planned Major Maintenance Activities”.  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  FSP AUG AIR-1 prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in the annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so.

We will implement FSP AUG AIR-1 as of January 1, 2007 with application retrospectively applied for all comparable prior periods presented.  The impact of implementing FSP AUG AIR-1 on the financial statements is currently being evaluated.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $123.4 million and $294.1 million, in the nine month periods ended September 30, 2006 and 2005, respectively, was derived from this activity.  In these same time periods $101.7 million and $275.4 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $32.3 million and $23.2 million in the nine month periods ended September 30, 2006 and 2005, respectively, primarily due to decreases in accounts payable and accrued expenses.

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

Our primary use of funds is for the purchase of equipment for lease. Cash outflows for the purchases of equipment (including capitalized costs) totaled $113.5 million and $53.2 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and interest expense. Note that cash received from maintenance reserve billings are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2006. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89% and 92%, respectively, by book value, of our assets were on-lease for the three months ending September 30, 2006 and 2005 and the average utilization rate for the nine month periods ended September 30, 2006 and 2005 was 90%. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2006, notes payable consists of loans totaling $429.6 million payable (net of discounts of $2.5 million) over periods of three months to fifteen years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

On June 30, 2006, we closed the renewal of our revolving credit facility increasing the capacity from $168.0 million to $200.0 million. The revolving credit facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2006, $75.0 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at September 30, 2006, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $200.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2006, we had $208.1 million of WEST term notes and $89.1 million of WEST warehouse notes. The term notes are divided into $182.0 million Series A1 notes and $26.1 million Series B1 notes. The warehouse notes are divided into $78.4 million Series A2 notes and $10.6 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At September 30, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At September 30, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6%. At September 30, 2006 approximately $24.5 million was available under these warehouse notes.

At September 30, 2006 and December 31, 2005, we had warehouse and revolving credit facilities totaling approximately $313.6 million and $218.6 million, respectively. At September 30, 2006, and December 31, 2005, respectively, approximately $99.5 million and $106.1 million were available under these combined facilities.

At September 30, 2006 and 2005, one-month LIBOR was 5.32% and 3.86%, respectively.

Approximately $419.9 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2006.

We have commitments to purchase, during 2006 and 2007, seven new engines for a gross purchase price of between $103.7 million and $105.4 million depending on thrust rating elected, for delivery from July 2006 to December  2007.

The lease of our office premises in Sausalito expires on December 31, 2007. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in December 2006.

Pursuant to the renewal of our revolving credit facility, the maturity date has moved from 2007 to 2009 and is reflected in the summary aggregate maturities of notes payable per Note 5.

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

Management of Interest Rate Exposure

At September 30, 2006, $428.7 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $194.0 million, with remaining terms of between six and fifty-three months and fixed rates of between 2.52% and 5.05%.

The cash settlements on these derivative instrument arrangements reduced expense by $1.6 million and $39,000 for the nine month period ended September 30, 2006 and 2005, respectively. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the three month period ended September 30, 2006. The expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs for the swaps not effective for hedge accounting for the nine month periods ended September 30, 2005 and 2006. For further information see Note 7. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of its floating rate debt during the remainder of 2006.

Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which holds 14% of our common stock. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. We have two engines consigned to avioserv and during the nine-month period ended September 30, 2006, $0.4 million book value of engine parts were sold. The book value for the engine consigned to avioserv as of September 30, 2006 was $0.1 million. W. William Coon, Jr., one of our directors, is also a director of Flight Technics, LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha IslandAir, Inc., a Delaware Corporation, (“IslandAir”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of September 30, 2006. IslandAir leases five DeHaviland DHC-8-100 aircraft from us, under non-cancelable leases which generate lease revenue of approximately $2.5 million per year and have a net book value of $12.0 million, for remaining periods of between six months and three years. The five leases are performing and the lessee is current on all obligations and no provision has been made for any loss. Effective as of August 1, 2006, we agreed to modify four of the leases by deferring a combined total of $0.2 million of rent payments due over the next three months, and adding additional rent, to be recognized at the end of two of the leases. Effective as of October 1, 2006, one DeHaviland DHC-8-100 was taken out of service.  The airframe is being consigned for part-out and sale and the two engines will be leased to Island Air.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the three months ended September 30, 2006, sales were $36,000.  The book value for the parts consigned to J.T. Power as of September 30, 2006 was $0.1 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  No revenue was earned during the period from inception of the agreement to September 30, 2006.

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

Two of our lessees, Varig and its subsidiary Rio Sul (collectively, “Varig”) which leased a total of nine engines filed for protection from creditors in Brazil and the United States in June 2005. Creditors approved a reorganization plan in February, but Varig soon began missing payments to aircraft lessors. Varig refused to return these engines and we have sued them in Brazil, Florida and in the U. S. Bankruptcy court for the Southern District of New York. To date all engines have been returned, of which two have been leased to new lessees, two engines have been sold, and the remaining engines are in planned shop visits for maintenance repairs or off-lease.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates affects our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $428.7 million (99%) of our outstanding debt is variable rate debt. We estimate a one percent increase or decrease in our variable debt rates (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $2.3 million per annum (in 2005, $2.4 million per annum). We estimate a two percent increase or decrease in our variable debt rates (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $4.7 million per annum (in 2005, $4.8 million per annum).

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

We are also indirectly exposed to currency devaluation risk. During the nine month period ended September 30, 2006, 88% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal controls. During the three months ended September 30, 2006, there were no changes in our internal controls or in other factors that could affect the controls since the date of the last evaluation of internal controls as reported in the Form 10-Q for the three months ended June 30, 2006.

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

10.52*

Second Amended and Restated Credit Agreement, dated as of June 30, 2006 among Willis Lease Finance Corporation, and Certain Banking Institutions named therein with National City Bank and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.52 of our report in Form 10-Q filed on August 14, 2006).

10.53

Fifth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2006 among Willis Lease Finance Corporation, National City Bank, Certain Named Banking Institutions and Fortis (Nederland) N.V. (incorporated by reference to Exhibit 10.52 of our report in Form 10-Q filed on August 14, 2006).

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

Date: November 10, 2006

Willis Lease Finance Corporation

	By:	/s/ Robert M. Warwick

Robert M. Warwick
Chief Financial Officer
(Principal Accounting Officer)