Form 10-K
period 2006-12-31
WILLIS LEASE FINANCE CORP
filed 2007-04-02
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $59.2 million (based on a closing sale price of $9.42 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2007 was 8,054,732.

The Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION
2006 FORM 10-K ANNUAL REPORT

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

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2006, we had a total lease portfolio consisting of 131 engines and related equipment, four aircraft, and three spare parts packages with 55 lessees in 35 countries and an aggregate net book value of $609.9 million. We also seek, from time to time, to act as leasing agent of engines for other parties.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. These aircraft are currently leased to Emirates with remaining lease terms of 78 and 80 months. Our investment in the joint venture is $9.1 million.

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

We are the servicer and administrative agent for WEST. Our annual fees for these services are 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST on its engines, and such fees are payable to us monthly. We are also paid a fee of 3.0% of the net proceeds from the sale of any engines. As WEST is consolidated in our financial statements these fees eliminate on consolidation. Proceeds from engine sales will be used, at WEST’s election, to reduce WEST’s debt or to acquire other engines.

At the closing, WEST agreed to acquire 61 engines from us by acquiring WEST Engine Funding LLC (58 engines) and three engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 17,300 aircraft as of 2005 and projects this will grow to approximately 36,000 aircraft by 2025. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2006, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Although we have no current plans to enter into finance leases, we may decide to enter into finance leases in the future. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

We describe all of our current leases as triple-net operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards and the required condition of the engine upon return at the end of the lease. During the term of the lease, we generally require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates. Under many of our leases the lessee pays use fees designed to cover expected maintenance costs (often called maintenance reserves) which are reimbursable for certain maintenance expenditures.  At the end of the lease the accumulated use fees are retained by us and historically we have retained the reserve balance as an accrual for the maintenance not performed by the lessee as indicated by the remaining use fees. Under short-term leases and certain medium-term leases, we may undertake a portion of the maintenance and regulatory compliance risk.

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

At the commencement of a lease, we may collect, in advance, a security deposit (normally equal to at least one month’s lease payment), and during the term of the lease, maintenance reserves from the lessee based on the lessee’s use of the engine. The security deposit is returned to the lessee after all return conditions have been met. Maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the engine to us, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee.

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

The value of a particular model of engine is heavily dependent on the status of the types of aircraft on which it is installed. We believe values of engines tend to be stable so long as the host aircraft for the engines as well as the engines themselves are still being manufactured. Prices will also tend to remain stable and even rise after a host aircraft is no longer manufactured so long as there is sufficient demand for the host aircraft. However, the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or parted out in significant numbers. Values of engines also may decline because of manufacturing defects that may surface subsequently.

As of December 31, 2006, we had a total lease portfolio of 131 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with an aggregate original cost of $720.3 million in our lease portfolio. As of December 31, 2005, we had a total lease portfolio of 124 aircraft engines and related equipment, three spare parts packages, five aircraft and various parts and other engine-related equipment with an aggregate original cost of $638.2 million in our lease portfolio.

As of December 31, 2006, minimum future rentals under noncancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2007	$49,322
2008	31,713
2009	21,765
2010	17,425
2011	7,766
Thereafter	510
$128,501

As of December 31, 2006, we had 55 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 35 countries. We do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2006, we owned four DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Island Air. Island Air leases the aircraft from us under noncancelable leases that will generate lease revenue of approximately $2.0 million in 2007 and $1.2 million in 2008. These aircraft have a net book value of $9.8 million.

Island Air was acquired from its former parent, Aloha Airlines on May 11, 2004 by a company controlled by Charles F. Willis, IV, our Chairman of the Board, Chief Executive Officer and controlling stockholder. Aloha Airlines guaranteed Island Air’s obligations under four of our aircraft leases, but Aloha Airlines filed for reorganization under Chapter 11 of the Bankruptcy Code in December 2004. With its emergence from Chapter 11 in February 2006, Aloha Airlines’ obligations under its guaranty were discharged. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments from us and a deferral of five months lease rent totaling $260,000 ($52,000 per month) was granted by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The lease rent deferral has been extended further in 2007 by two months (Jan-Feb) and any further rent deferral requests from Island Air will be considered by the Board of Directors on a month to month basis. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

Our aircraft leases are “triple-net” leases and the lessee is responsible for making the full lease payment and paying any other expenses associated with the use of the aircraft, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. In addition, the lessee is responsible for normal maintenance and repairs, engine and airframe overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. Maintenance reserves are designed to cover the expected maintenance costs. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.1 million.

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

INSURANCE

In addition to requiring full indemnification under the terms of our leases, we require our lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third party liability insurance and physical damage and casualty insurance. We require that we be named as an additional insured on liability insurance with ourselves and our lenders normally identified as the loss payee for damage to the equipment on policies carried by lessees. We monitor compliance with the insurance provisions of the leases. We also carry contingent physical damage and third party liability insurance as well as product liability insurance.

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

While our leasing and reselling business is not regulated, the aircraft, engines and engine parts that we lease and sell to our customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Presently, whenever necessary, with respect to a particular engine or engine component, we utilize FAA and/or JAA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2006, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 85% of our engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in Euros or other foreign currencies. In 2006 we lease our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2006, 2005 and 2004. No single country other than the United States accounted for more than 10% of our lease revenue for any of those periods. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Lease Revenue	Percentage	Lease Revenue	Percentage	Lease Revenue	Percentage
	(dollars in thousands)
United States	$9,441	14%	$10,167	16%	$8,094	14%
Canada	—	—	—	—	238	—
Mexico	4,093	6	4,658	8	4,225	7
Australia/New Zealand	53	—	—	—	670	1
Europe	25,910	37	22,716	36	25,943	45
South America	8,749	13	9,985	16	8,452	15
Asia	12,809	18	9,649	15	4,889	8
Africa	1,094	2	780	1	1,064	2
Middle East	7,081	10	5,164	8	4,602	8
Total	$69,230	100%	$63,119	100%	$58,177	100%

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

On February 7, 2006, we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market under the symbol WLFCP.

EMPLOYEES

As of December 31, 2006, we had 53 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

•                  an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations; and

•                  shorter lease terms, which may increase our expenses and reduce our utilization rates.

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

Our ability to determine the condition of the engines and whether the lessees are properly maintaining our engines is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•                  a grounding of the related engine;

•                  a repossession which would likely cause us to incur additional and potentially substantial expenditures in restoring the engine to an acceptable maintenance condition, which may or not be capitalizable in accordance with new accounting policies;

•                  a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine;

•                  loss of lease revenue while we perform refurbishments or repairs and recreate records; and

•                  a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine.

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

•                  the length of our operating leases; and

•                  the timing of necessary overhauls of engines.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2006, we had an aggregate of approximately $709,000 in lease rent and $895,000 in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy, and a number of such airlines have ceased operations. Carriers often announce aircraft disposal plans which could affect the market for spare aircraft engines and the values of spare engines if the engines are removed from the aircraft and separately placed in the market.

Two of our lessees, Varig and its subsidiary Rio Sul, which leased a total of nine engines, suspended payments to their lessors in 2006.  These airlines had previously filed for protection from their creditors in Brazil and the United States in June 2005.  They owed us rent of approximately $0.7 million on the date they filed for protection, all of which was covered by security deposits or the $240,000 bad debt allowance established in the third quarter of 2005.  They remained current on their post-petition obligations to us through May 2006.  A notice of default and demand for return of the engines was issued and the airline subsequently suspended operations. All engines were returned and have been sold or remarketed.

We also lease aircraft and engines to Hawaii Island Air, Inc. (“Island Air”), which operates exclusively in Hawaii, a challenging airline market in which two carriers entered bankruptcy in 2003 and 2004, and currently in the throes of a fare war. Aloha Airlines, a guarantor of four of our aircraft leased to Island Air, filed for bankruptcy in 2004. With its emergence from Chapter 11 in February 2006 Aloha Airlines’ obligations under its guaranty were discharged. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments from us and a deferral of five months lease rent totaling $260,000 ($52,000 per month) was granted by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The lease rent deferral has been extended further in 2007 by two months (Jan-Feb) and any further rent deferral requests from Island Air will be considered by the Board of Directors on a month to month basis. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

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

Our leasing activities generate significant depreciation, which has contributed to our net operating loss. We also have benefited from the Extraterritorial Income Exclusion which significantly reduced our effective tax rate. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, this benefit was phased out completely as of December 31, 2006 and our effective tax rate is expected to increase to the statutory rate. Changes in tax laws or accounting principles that affect our recognition of revenues or expenses could have a material adverse affect on our business.

In addition, our lessees enjoy favorable accounting and tax treatment by using operating leases. Changes in tax laws or accounting principles that make operating leases less attractive to our lessees could have a material adverse affect on demand for our leases and on our business.

Effective January 1, 2007 we are required to change the treatment of maintenance reserves to include payments by lessees for maintenance costs in revenue and to include such costs as expense or to capitalize them, depreciating them over an appropriate period.

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

We and our lenders generally are named as an additional insured on liability insurance policies carried by our lessees and are usually the loss payees for damage to the engines. We have not experienced any significant aviation-related claims or any product liability claims related to our engines or spare parts that were not insured. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or spare parts could result in significant monetary claims.

RISKS RELATING TO OUR CAPITAL STRUCTURE

Our inability to obtain sufficient capital would constrain our ability to grow our portfolio and to increase our revenues.

Our business is capital intensive and highly leveraged. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our portfolio of engines is dependent, in part, on the appraised value of our engines. If the appraised value of our engines declines, we may be required to reduce the principal outstanding under certain of our debt facilities. Availability under such debt facilities may also be reduced, at least temporarily, as a result of such reduced appraisals.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has increased from approximately 4.39% on December 31, 2005 to approximately 5.32% on December 31, 2006.

Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. Maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Approximately 38 of our leases comprising 29.7% of the net book value of our engines at December 31, 2006 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

We can give no assurance that our operating cash flows and available liquidity reserves, including the amounts held in the engine reserve restricted cash accounts, will be sufficient to fund necessary engine maintenance. Actual maintenance reserve payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees. Furthermore, we can provide no assurance that lessees will meet their obligations to make maintenance reserve payments or perform required scheduled maintenance or, to the extent that maintenance reserve payments are insufficient to cover the cost of refurbishments or repairs.

Our engine values and lease rates, which are dependent on the status of the types of aircraft on which engines are installed, and other factors, could decline.

The value of a particular model of engine depends heavily on of the types of aircraft on which it may be installed and the supply of available engines. We believe values of engines tend to be relatively stable so long as there is sufficient demand for the host aircraft. However, we believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of engines may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines from these operators could have an adverse effect on the demand for the affected engine types and the values of such engines.

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

When a lessee defaults we typically seek to terminate the lease and repossess the engines. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine. As a result, the relevant engine may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine, and costs associated with necessary maintenance and recordkeeping to make the engine available for lease or sale. During this time, we will realize no revenue from the leased engine, and we will continue to be obligated to pay our debt financing for the engine. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own four DeHaviland DHC-8-100 turboprop aircraft and interests through WOLF in two Airbus A340-313 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

•                  risks relating to our business described in this Annual Report;

•                  sales of our securities by a few stockholders or even a single significant stockholder;

•                  general economic conditions;

•                  changes in accounting mandated under GAAP;

•                  quarterly variations in our operating results;

•                  our financial condition, performance and prospects;

•                  changes in financial estimates by us;

•                  level, direction and volatility of interest rates and expectations of changes in rates;

•                  market for securities similar to our common stock and our Series A Preferred Stock; and

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

For the year ended December 31, 2006, 86% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

Our operations may also be affected by political or economic instability in the areas where we have customers.

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

•                  unanticipated costs and delays;

•                  risk that the acquired business does not perform consistently with our growth and profitability expectations;

•                  risk that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; and

•                  potential loss of key employees and customers.

Any of the above factors could have a material adverse effect on us.

Compliance with the regulatory requirements imposed on us as a public company results in significant costs that will likely have an adverse effect on our results.

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our small staff to address the regulations. We must comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. Such compliance will require us to incur considerable costs on audit and consulting fees and require significant management time that will adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2006, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 3,490,287 shares of our common stock, representing approximately 44% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

ITEM 2.                    PROPERTIES

Our principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. We occupy space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The annual lease rental commitment is approximately $413,000 for 2007. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitments are approximately $143,000 and $121,000 for 2007 and 2008, respectively. We also lease office space in Shanghai, China. The lease expires December 31, 2007 and the remaining lease commitment is approximately $50,000.

ITEM 3.                    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2006.

PART II

ITEM 5.                    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 26, 2007 there were approximately 1,140 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2006 and 2005, as reported by NASDAQ, are set forth below:

	2006		2005
	High	Low	High	Low
First Quarter	$11.20	$8.02	$8.83	$7.35
Second Quarter	11.24	8.50	8.75	8.00
Third Quarter	9.29	7.50	10.46	8.00
Fourth Quarter	10.96	9.10	10.24	7.55

During the years ended December 31, 2006 and 2005 we did not pay cash dividends to our common stockholders. We have not made any dividend payments to our common stockholders since our inception as all available cash has been utilized for the business.  We have no intention of paying dividends on our common stock in the foreseeable future.  In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,682,122	$7.32	n/a
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,682,122	$7.32	n/a

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Revenue:
Lease revenue	$69,230	$63,119	$58,177	$56,977	$55,397
Gain on sale of leased equipment	15,744	7,061	3,085	2,372	482
Other income	300	366	677	520	—
Total revenue	$85,274	$70,546	$61,939	$59,869	$55,879

Net income	$7,254	$4,177	$5,483	$5,093	$3,835

Net income attributable to common shareholders	$4,309	$4,177	$5,483	$5,093	$3,835

Basic earnings per common share	$0.47	$0.46	$0.61	$0.58	$0.43
Diluted earnings per common share	$0.45	$0.44	$0.59	$0.57	$0.43
Balance Sheet Data:
Total assets	$737,864	$655,677	$585,458	$560,022	$542,995
Debt (includes capital lease obligation)	$465,249	$407,551	$369,840	$362,395	$364,680
Shareholders’ equity	$147,081	$121,473	$116,468	$110,062	$104,905

Lease Portfolio:
Engines at end of the period	131	124	115	119	120
Spare parts packages at the end of the period	3	3	3	4	4
Aircraft at the end of the period	4	5	5	7	6

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” We have no current plans to enter into finance leases although we may do so in the future. As of December 31, 2006, we had 55 lessees in 35 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2006, our total lease portfolio consisted of 131 engines and related equipment, four aircraft and three spare engine parts packages with an aggregate net book value of $609.9 million. On December 30, 2005, we entered into a joint venture with Oasis International Leasing (USA), Inc., called WOLF. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines are the most widely used engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2006, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 21 engines having a net book value of $43.9 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by us, upon sale of the equipment, a loss may be realized. Beginning July 1, 2006, we changed the depreciation estimate related to the residual value of certain engines for which marketability has improved in the last year. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of the engines.  This change in depreciation estimate resulted in a $1.5 million decrease in depreciation during 2006 and on an annual basis will result in a decrease in depreciation expense of $2.6 million per year assuming no change in our portfolio.

Sales Related Activities. For equipment sold out of our lease portfolio, we recognize the gain or loss associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale. Additionally, to the extent that any deposits and maintenance reserves are included in the sale and the purchaser of the equipment assumes any liabilities associated therewith, such deposits and maintenance reserves are included in the gain on sale.

Asset Valuation. Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value minus maintenance reserves. If the forecasted undiscounted cash flows are less than the book value, we write the asset down to its fair value. We determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors.

On September 8, 2006 the Financial Accounting Standards Board (FASB) posted the Staff Position (FSP) AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  It prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in the annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so. See further discussion in “Recent Accounting Pronouncements.”

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenue is summarized as follows:

	Year ended December 31,
	2006		2005
	Amount	%	Amount	%
	(dollars in thousands)
Lease revenue	$69,230	81.2%	$63,119	89.5%
Gain on sale of leased equipment	15,744	18.5	7,061	10.0
Other income	300	0.3	366	0.5
Total	$85,274	100.0%	$70,546	100.0%

Leasing Related Activities. Our lease related revenue for the year ended December 31, 2006, increased 9.7% to $69.2 million from $63.1 million for the comparable period in 2005. This increase primarily reflects higher average lease rate factors (the monthly rent on the engines divided by the net book value of the engines), offset by an increased amount of equipment off-lease. The aggregate of net book value of leased equipment at December 31, 2006 and 2005, was $609.9 million and $540.7 million, respectively, an increase of 12.8%. At December 31, 2006, and 2005, respectively, approximately 90% and 91% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2006, was 90% compared to 91% in the prior year. During the year ended December 31, 2006, 18 engines were added to our lease portfolio at a total cost of $140.1 million (including capitalized costs). During the year ended December 31, 2005, 20 engines were added to our lease portfolio at a cost of $103.0 million (including capitalized costs).

Gain on Sale of Leased Equipment. During the year ended December 31, 2006, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $15.7 million. Included in the calculation of gain on sale is the release of maintenance reserves on the engines sold. The maintenance reserve included in gain on sale in the year ended December 31, 2006 and 2005 was $13.5 million and $11.5 million, respectively. During the year ended December 31, 2005, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $7.1 million.

Other Income. Our other income consists primarily of management fee income, and decreased $0.1 million due to fewer engines under management contract.

Depreciation Expense. Depreciation expense increased $0.3 million or 1.1% to $25.6 million for the year ended December 31, 2006, from the comparable period in 2005 due primarily to increase in assets on lease, offset by a change in the depreciation estimate related to the residual value of certain engines for which marketability has improved in the last year.

Write-down of Equipment. Write-down of equipment to their estimated fair values from the application of SFAS No. 144 totaled $0.6 million for the year ended December 31, 2006, due to management’s decision to dispose of, rather than repair, two engines. There was a write down of $0.1 million for the year ended December 31, 2005 due to management decision to consign an engine for part out and sale.

Net Finance Costs. Net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 28.9% to $31.6 million for the year ended December 31, 2006, from the comparable period in 2005, mainly due to an increase in interest rates, and to a lesser extent, an increase in notes payable. Interest income for the year ended December 31, 2006, increased to $3.1 million from $1.5 million for the year ended December 31, 2005, due to increases in interest rates and deposit balances. The majority of our interest rates are tied to one-month US dollar LIBOR which increased from 4.39% at the beginning of 2006 to 5.32% by year end. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the year ended December 31, 2006, compared to a decrease of $1.6 million for the year ended December 31, 2005. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement. Upon repayment of our prior warehouse credit facility we wrote off approximately $1.4 million in deferred loan fees for the year ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses increased 24.2% to $21.0 million for the year ended December 31, 2006, from the comparable period in 2005 due mainly to increases in employment related costs ($2.3 million), stock-based compensation expense ($0.7 million), technical services, engine maintenance and freight ($0.9 million), travel and entertainment ($0.4 million), and accounting and legal services ($0.4 million) and offset by reductions in both bad debt expense ($0.5 million) and net operating costs for corporate aircraft ($0.3 million).

Income Taxes. Income taxes for the year ended December 31, 2006, increased to $3.0 million from $1.4 million for the comparable period in 2005 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2006, was 29.2% compared to 24.5% for the prior year due to a higher apportionment of income to the State of California and corresponding increase in the effective state income tax rate. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

We elected to use the Short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

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

Gain on Sale of Leased Equipment. During the year ended December 31, 2005, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $7.1 million. Included in the calculation of gain on sale is the release of maintenance reserves on the engines sold. The maintenance reserves included in gain on sale in the year ended December 31, 2005 and 2004 was $11.5 million and $1.1 million, respectively. During the year ended December 31, 2004, 13 engines, two airframes and various engine-related equipment from our lease portfolio were sold for a net gain of $3.1 million.

Other Income. Our other income consists primarily of management fee income, and decreased $0.3 million due to fewer engines under management contract.

Depreciation Expense. Depreciation expense increased $2.1 million or 9% to $25.3 million for the year ended December 31, 2005, from the comparable period in 2004 due primarily to increase in assets on lease.

Write-down of Equipment. Write-down of equipment to their estimated fair values from the application of SFAS No. 144 totaled $0.1 million for the year ended December 31, 2005, due to management’s decision to consign an engine for part out and sale. There was a write down of $0.6 million for the year ended December 31, 2004 due to management decision to dispose of, rather than repair, an engine for the year ended December 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which becomes effective for us on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment.  The guidance is applicable in our 2006 fiscal year.  We will apply this guidance in assessing any future misstatements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for our 2008 fiscal year.  We are in the process of assessing the effect SFAS No. 157 may have on our consolidated financial statements.

On September 8, 2006 the FASB posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so. Upon adoption of the FSP in our 2007 financial statements, we will retroactively change 2005 and 2006 financial statements to apply the new policy consistently for all periods presented.

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected maintenance cost.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received are recorded in maintenance reserves until such time as maintenance costs are reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures are in excess of the reserve and, under our capitalization policy, the expenditure extends the original life or improves functionality of the asset, the incremental expenditure is capitalized.  The maintenance reserves were considered in our impairment analysis. In the analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value.

Commencing in 2007, use fees received will be recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable will be included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they will be recognized in revenue. Our expenditures for maintenance will be expensed as incurred.  Expenditures that meet the criteria for capitalization will be recorded as an addition to Equipment recorded on the balance sheet. The change in policy will result in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We will recognize additional impairment charges in prior periods based on this analysis.

Income taxes would increase or decrease accordingly depending on the recognized revenue and expenses associated with the adoption of the accounting change.

Based on our preliminary analysis, the potential impact of implementing the FSP on the financial statements will be to reduce maintenance reserve liability by $34.3 million and increase shareholders’ equity by $15.9 million as of December 31, 2006.  The resulting change to the income statement for the years ended December 31, 2006 and 2005 is estimated as follows:

Increase (decrease)	2006	2005
	(In thousands)
REVENUE
Lease revenue	$32,744	$15,983
Gain on sale of leased equipment	(13,491)	(11,497)
Total Revenue	$19,253	$4,486

EXPENSES
Depreciation expense	$693	$495
Write-down of equipment	2,177	6,700
Other operating expenses	694	724
Total expenses	$3,564	$7,919

Earnings from operations	$15,689	$(3,433)

Income before income taxes	$15,689	$(3,433)
Income tax expense	(4,577)	842
Net income	$11,112	$(2,591)

Net income applicable to common shareholders	$11,112	$(2,591)

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $171.9 million, $372.9 million and $58.6 million, in the years ended December 31, 2006, 2005 and 2004, respectively, was derived from this activity. In these same time periods $114.6 million, $335.3 million and $51.4 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $39.0 million, $29.7 million and $30.1 million in the years ended December 31, 2006, 2005 and 2004, respectively.

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative

Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $140.1 million, $103.0 million and $59.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On December 12, 2006 we repurchased 1.3 million shares of our own common stock, or 14% of the shares outstanding, at $9.00 per share for a total cost of $11.7 million from FlightTechnics LLC in a private transaction.  The repurchased shares were cancelled.  As a result of this transaction the total number of common shares outstanding was approximately 8.0 million.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Note that cash received from reserves arrangements are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed throughout 2006. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 90%, by book value, of our assets were on-lease at December 31, 2006, compared to approximately 91% at December 31, 2005, and the average utilization rate for the year ended December 31, 2006, was 90% compared to 91% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2006, notes payable consists of loans totaling $465.2 million (net of discounts of $2.4 million) payable over periods of 14 months to approximately 14 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments).

The significant facilities are described below.

On June 30, 2006, we closed the renewal of our revolving credit facility increasing the capacity from $161.0 million to $200.0 million. In December 2006 the capacity was increased to $217.0 million.  The revolving credit facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2006, $56.0 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at December 31, 2006, was one-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $217.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes allow for borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST remain on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off in 2005 approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

At December 31, 2006, $203.8 million of WEST term notes and $93.6 million of WEST warehouse notes were outstanding. The term notes are divided into $178.2 million Series A1 notes and $25.6 million Series B1 notes. The warehouse notes are divided into $82.4 million Series A2 notes and $11.2 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At December 31, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%.

At December 31, 2006, we had warehouse and revolving credit facilities totaling approximately $330.6 million compared to $281.6 million at December 31, 2005. At December 31, 2006, and December 31, 2005, respectively, approximately $76.0 million and $106.1 million was available under these combined facilities.

At December 31, 2006 and 2005, one-month LIBOR was 5.32% and 4.39%, respectively.

Approximately $21.7 million of our debt is repayable during 2007. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at December 31, 2006.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$467,640	$21,681	$211,898	$54,310	$179,751
Interest payments under long — term debt obligations	180,310	33,481	49,473	30,573	66,783
Operating lease obligations	727	606	121	—	—
Purchase obligations	218,220	103,920	114,300	—	—
Total	$866,897	$159,688	$375,792	$84,883	$246,534

Approximately $456.0 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 80% of an engine purchase and between 50% and 80% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at December 31, 2006.

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2006 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

We have commitments to purchase, during 2007 and 2008, 26 engines for a gross purchase price of $218.2 million, for delivery from January 2007 to December 2008.

The lease of our office premises in Sausalito expires on December 31, 2007. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in December 2007.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2007. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2006, $464.8 million (99%) of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $233.0 million, with remaining terms of between three and 49 months and fixed rates of between 2.52% and 5.05%. The fair value of the swaps at December 31, 2006 and 2005 was positive $1.4 million and $2.5 million, respectively, representing a net asset for us.

Commencing December 1, 2005 we applied hedge accounting per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivative instruments at fair value as either an asset or liability. Beginning in January 2001, derivative instruments were recorded on our balance sheet as either an asset or liability measured at fair value. We use derivative instruments (primarily for interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient between 0.8 and 1.25 is achieved. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in interest expense. The cash settlements on these derivative instrument arrangements reduced interest expense by $2.3 million in 2006 and created additional expense of $0.2 million in 2005, respectively.

Prior to December 1, 2005, all changes in the derivatives’ fair values were recognized in earnings (in realized and unrealized gains and losses derivative instruments); after that date hedge accounting was applied. Settlement gains and losses on derivative instruments not accounted for as hedges are recorded in realized and unrealized gains or losses from derivative instruments.

Net finance costs for the years ended December 31, 2006 and December 31, 2005 were decreased by $0.2 million and $1.6 million due to realized and unrealized (gains) and losses on derivative instruments, respectively. Realized and unrealized (gains) and losses include both the change in fair value of derivative instruments as well as the cash settlement expense or income due to the derivative instruments for the period for all instruments not receiving hedge accounting treatment.

The components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2006, 2005 and 2004 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2006	2005	2004
Change in fair value of derivative instruments	$(169)	$(1,370)	$(2,086)
Cash settlement expense	16	(219)	1,621
Total realized and unrealized (gains) and losses from derivative instruments	$(153)	$(1,589)	$(465)

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which held 14% of our common stock, until it was repurchased by us for $11.7 million on December 12, 2006. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. During the year ended December 31, 2004, we sold one engine to avioserv at a net gain of $260,000. We have two engines consigned to avioserv and during the twelve-month period ended December 31, 2006, $0.5 million book value of engine parts were sold. The book value for the engine consigned to avioserv as of December 31, 2006 was $0.1 million. W. William Coon, Jr., one of our directors, is also a director of FlightTechnics LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 37% of our common stock as of December 31, 2006. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, under non-cancelable leases which will generate lease revenue of approximately $2.0 million in 2007 and $1.2 million in 2008 and have a net book value of $10.8 million. Island Air’s obligations under four of these leases are guaranteed by Aloha. However, in December 2004, Aloha filed for reorganization under Chapter 11 of the Bankruptcy Code. With its emergence from Chapter 11 in February 2006, Aloha’s obligations under its guaranty were discharged. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments from us and a deferral of five months lease rent totaling $260,000 ($52,000 per month) was granted by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The lease rent deferral has been extended further in 2007 by two months (Jan-Feb) and any further rent deferral requests from Island Air will be considered by the Board of

Directors on a month to month basis. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the six months ended December 31, 2006, sales were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2006 was $0. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,400 was earned during the period from inception of the agreement to December 31, 2006.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $464.8 million (99%) of our outstanding debt is variable rate debt. We estimates a one percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $2.3 million per annum (in 2005, $2.5 million per annum). We estimate a two percent increase or decrease in our variable rate debt (net of derivative instruments) would result in an increase or decrease, respectively, in interest expense of $4.6 million per annum (in 2005, $5.0 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. Based on the implied forward rates for one-month LIBOR, we expect interest expenses will be reduced by approximately $1.6 million for the year ending December 31, 2007, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2006, 2005, and 2004, respectively, 86%, 84%, and 86% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 35.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of December 31, 2006, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2006, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2006	2005
Audit fees	$565,605	$736,755
Audit-related fees	—	—
Tax fees	—	—
All other fees	74,500	—
	$640,105	$736,755

Amounts billed under Audit fees for 2006 include $111,000 in fees incurred related to the preferred stock offering. Amounts billed under All other fees during 2006 related to professional services rendered in support of due diligence relating to potential business expansion.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 35.

(a) (2) Financial Statement Schedules
Schedule II Valuation Accounts are submitted as a separate section of this report on page 59.

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

10.3		1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 30, 2001 (incorporated by reference to Exhibit A of our Proxy Statement filed on April 27, 2001).
10.4		1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 of our Form S-8 filed on September 26, 2003).
10.5		Employment Agreement between the Company and Charles F. Willis IV dated November 7, 2000 (incorporated by reference to Exhibit 10.2 of our report on Form 10-K for the year ended December 31, 2000).
10.6		Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 of our report on Form 10-K for the year ended December 31, 2000).
10.8		Employment Agreement between the Company and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 23, 2005).
10.11		Deferred Compensation Plan Effective as of July 1, 2001 (incorporated by reference to Exhibit 10.45 to our report on Form 10-K/A for the year ended December 31, 2004).
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

10.16	*

Amended and Restated Contribution and Sale Agreement between the Company and Willis Engine Funding LLC dated as of December 13, 2002 (incorporated by reference to Exhibit 10.27 to our report on Form 10-K for the year ended December 31, 2002).

10.17	*

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

10.26	*

First Supplemental Indenture between Willis Engine Funding LLC and the Bank of New York dated October 10, 2003 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q for the quarter ended September 30, 2003).

10.27	*

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

10.29	*

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

10.37	*

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

10.40	*

Series A2 Note Purchase Agreement, dated as of August 9, 2005, among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.37 of our report in Form 10-Q filed on November 29, 2005).

10.41	*

Series B2 Note Purchase Agreement, dated as of August 9, 2005 among the Company, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.38 of our report in Form 10-Q filed on November 29, 2005).

10.42	*

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

10.45	*

Series A2 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.42 of our report in Form 10-Q filed on November 29, 2005).

10.46	*

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

10.52	*

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

10.54		Employment Agreement between the Company and Lee G. Beaumont dated February 20, 2007 (incorporated by reference to Exhibit 10.1 of our report on Form 8-K filed on February 21, 2007).
10.55		Employment Agreement between the Company and Bradley S. Forsyth February 20, 2007 (incorporated by reference to Exhibit 10.2 of our report on Form 8-K filed on February 21, 2007).
10.56		Stock Purchase Agreement dated as of December 8, 2006 between FlightTechnics LLC as the Seller and the Company as the Buyer.
11.1		Statement re Computation of Per Share Earnings
12.1		Statements re Computation of Ratios
14.1		Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Form S-1 Registration Statement filed on December 20, 2005).
31.1		Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	April 2, 2007

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: April 2, 2007	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: April 2, 2007	Chief Financial Officer	/s/ BRADLEY S. FORSYTH
	and Senior Vice President (Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: April 2, 2007	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: April 2, 2007	Director	/s/ HANS JORG HUNZIKER
Hans Jorg Hunziker

Date: April 2, 2007	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: April 2, 2007	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	37

Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	38

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	39

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ KPMG LLP
San Francisco, California
April 2, 2007

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$387	$6,346
Restricted cash	72,759	61,257
Equipment held for operating lease, less accumulated depreciation of $110,410 and $97,565 at December 31, 2006 and 2005, respectively	609,892	540,657
Equipment held for sale	10,033	6,223
Operating lease related receivable, net of allowances of $86 and $462 at December 31, 2006 and 2005, respectively	5,002	4,512
Notes receivable	12	161
Investments	10,602	10,347
Assets under derivative instruments	1,508	2,515
Property, equipment & furnishings, less accumulated depreciation of $2,013 and $1,530 at December 31, 2006 and 2005, respectively	7,272	7,662
Other assets	20,397	15,997
Total assets	$737,864	$655,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,755	$26,152
Liabilities under derivative instruments	96	—
Deferred income taxes	30,813	28,588
Notes payable net of discount of $2,391 and $2,814 at December 31, 2006 and 2005, respectively	465,249	407,551
Maintenance reserves	71,061	63,156
Security deposits	4,848	3,964
Unearned lease revenue	3,961	4,793
Total liabilities	590,783	534,204

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively)	31,915	—
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,010,299 and 9,151,898 shares issued and outstanding at December 31, 2006 and 2005, respectively)	80	92
Accumulated other comprehensive income, net of income tax of $558 and $93 at December 31, 2006 and December 31, 2005, respectively	(967)	(161)
Paid-in capital in excess of par	53,820	63,618
Retained earnings	62,233	57,924
Total shareholders’ equity	147,081	121,473
Total liabilities and shareholders’ equity	$737,864	$655,677

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
REVENUE
Lease revenue	$69,230	$63,119	$58,177
Gain on sale of leased equipment	15,744	7,061	3,085
Other income	300	366	677
Total revenue	85,274	70,546	61,939

EXPENSES
Depreciation expense	25,562	25,291	23,198
Write-down of equipment	601	81	577
General and administrative	20,960	16,880	14,791
Net finance costs:
Interest expense	31,610	24,514	16,350
Interest income	(3,082)	(1,541)	(434)
Net loss on extinguishment of debt	—	1,375	—
Realized and unrealized gains on derivative instruments	(153)	(1,589)	(465)
Total net finance costs	28,375	22,759	15,451
Total expenses	75,498	65,011	54,017

Earnings from operations	9,776	5,535	7,922

Earnings from joint venture	466	—	—

Income before income taxes	10,242	5,535	7,922
Income tax expense	(2,988)	(1,358)	(2,439)
Net income	$7,254	$4,177	$5,483

Preferred stock dividends paid and declared-Series A	2,945	—	—

Net income attributable to common shareholders	$4,309	$4,177	$5,483

Basic earnings per common share:	$0.47	$0.46	$0.61

Diluted earnings per common share:	$0.45	$0.44	$0.59

Average common shares outstanding	9,169	9,075	8,925
Diluted average common shares outstanding	9,606	9,515	9,276

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2003	$—	8,847	$88	$61,710	$—	$48,264	$110,062

Net income	—	—	—	—	—	5,483	5,483

Total comprehensive income							5,483

Shares issued under stock compensation plans	—	151	2	755	—	—	757

Tax benefit on disqualified dispositions of shares	—	—	—	166	—	—	166

Balances at December 31, 2004	—	8,998	90	62,631	—	53,747	116,468

Net income	—	—	—	—	—	4,177	4,177

Unrealized gain from derivative instruments, net of tax benefit of $93	—	—	—	—	(161)	—	(161)

Total comprehensive income							4,016

Shares issued under stock compensation plans	—	154	2	798	—	—	800

Tax benefit on disqualified dispositions of shares	—	—	—	189	—	—	189

Balances at December 31, 2005	—	9,152	92	63,618	(161)	57,924	121,473

Net income	—	—	—	—	—	7,254	7,254

Unrealized gain from derivative instruments, net of tax benefit of $465	—	—	—	—	(806)	—	(806)

Total comprehensive income							6,448

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Preferred stock dividends paid and declared	—	—	—	—	—	(2,945)	(2,945)

Shares repurchased	—	(1,300)	(13)	(11,687)	—	—	(11,700)

Shares issued under stock compensation plans	—	158	1	963	—	—	964

Stock-based compensation expenses	—	—	—	685	—	—	685

Tax benefit on disqualified dispositions of shares	—	—	—	241	—	—	241

Balances at December 31, 2006	$31,915	8,010	$80	$53,820	$(967)	$62,233	$147,081

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$7,254	$4,177	$5,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,562	25,291	23,198
Write-down of equipment	601	81	577
Stock-based compensation expenses	926	—	—
Amortization of deferred costs	3,746	2,861	2,379
Amortization of loan discount	423	186	256
Allowances and provisions	(385)	300	(40)
Changes in the fair value of derivative instruments	(169)	(1,370)	(2,086)
Gain on sale of leased equipment	(15,744)	(7,061)	(3,085)
Loss on disposition of property, plant & equipment	—	1	19
Income from joint venture	(466)	—	—
Net loss on extinguishment of debt	—	1,375	—
Changes in assets and liabilities:
Receivables	(105)	(3,182)	505
Other assets	1,871	(4,310)	(1,006)
Accounts payable and accrued expenses	7,323	5,586	1,527
Deferred income taxes	2,688	1,340	2,412
Restricted cash	(11,502)	(14,933)	(12,540)
Maintenance reserves	16,902	18,115	14,368
Security deposits	885	1,876	(226)
Unearned lease revenue	(832)	(588)	(1,620)
Net cash provided by operating activities	38,978	29,745	30,121
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	42,695	33,627	19,007
Proceeds from principal payment of notes receivable	149	4,625	1,778
Proceeds from sale of property, equipment and furnishings	—	—	33
Distributions from joint venture	424	—	—
Investment in joint venture	(213)	(8,865)	—
Purchase of equipment held for operating lease	(162,538)	(89,858)	(59,371)
Purchase of property, equipment and furnishings	(113)	(549)	(7,445)
Net principal payments received on direct finance lease	—	—	5,551
Net cash used in investing activities	(119,596)	(61,020)	(40,447)
Cash flows from financing activities:
Proceeds from issuance of notes payable	171,907	372,856	58,633
Proceeds from issuance of preferred stock	31,915	—	—
Debt issuance cost	(842)	(6,244)	(1,282)
Distribution to preferred stockholders	(2,945)	—	—
Proceeds from issuance of common stock	964	800	757
Repurchase of common stock	(11,700)	—	—
Principal payments on notes payable	(114,640)	(335,331)	(51,444)
Net cash provided by/(used in) by financing activities	74,659	32,081	6,664
Increase (decrease) in cash and cash equivalents	(5,959)	806	(3,662)

Cash and cash equivalents at beginning of period	6,346	5,540	9,202

Cash and cash equivalents at end of period	$387	$6,346	$5,540

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$30,744	$21,244	$14,141
Income taxes	$12	$18	$25

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2006, 2005 and 2004, respectively, $13,491, $11,497 and $1,131 of maintenance reserves were included in the gain on the sale of leased equipment.

During the years ended December 31, 2006, 2005 and 2004, a liability of $0, $13,242 and $0, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

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

(c)        Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

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

(d)       Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by us, which improve functionality or extend original useful life, are capitalized and depreciated over the estimated remaining useful life of the equipment. Overhauls paid for from the accumulated maintenance reserves are not capitalized.

Based on specific aspects of the equipment, we generally depreciate engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. We believe that this methodology accurately reflects our typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition.

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

Statement of Financial Accounting Standards No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value reduced by maintenance reserves. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets. Such reviews resulted in impairment charges for engines and aircraft of $0.6 million, $0.1 million and $0.6 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2006, 2005 and 2004, respectively.

On September 8, 2006 the FASB posted the Staff Position (FSP) AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  It prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in the annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so. Following the adoption of the FSP in 2007, maintenance reserves will be excluded from the calculation of asset carrying values for the purposes of impairment analysis. See further discussion in “Recent Accounting Pronouncements.”

(e)        Loan Commitment and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the interest method.

(f)           Maintenance and Repair Costs

Maintenance and repair costs under our leases are generally the responsibility of the lessees. Under many of our leases, lessees pay periodic use fees (often called maintenance reserves) to us based on the usage of the asset. We record a maintenance reserve liability in respect of the use fees collected. Upon the completion of approved maintenance of an asset, such fees are returned to the lessee up to the amount of the repair but not exceeding the use fees paid by the lessee. At the end of the lease, any un-reimbursed maintenance reserves are retained by us and historically we have retained the reserve balance as an accrual for the maintenance not performed by the lessee as indicated by the accumulated use fees. Under certain of our leases, the lessee is not obligated to perform maintenance on the asset. When there is a maintenance reserve balance at the date an engine is sold, the maintenance reserve balance is recognized as income upon sale of the related engine. Such amounts recognized were $13.5 million, $11.5 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Refer to further discussion in “Recent Accounting Pronouncements” for adoption of FSP AUG AIR-1 in 2007.

(g)         Interest Rate Hedging

We have entered into various derivative instruments to mitigate our exposure on our variable rate borrowings. The derivative instruments are fixed-rate interest swaps and caps, where SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to record derivative instruments at fair value as either an asset or liability.

For all years and the 11 months preceding November 30, 2005, none of the derivative instruments we entered into qualified for hedge accounting in accordance with SFAS No. 133. The fair value of the derivative instruments was measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in the fair value was recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The differential to be paid or received under the derivative instruments is charged or credited to realized and unrealized (gains) and losses on derivative instruments in net finance costs.

However, commencing December 1, 2005 we applied hedge accounting per SFAS No. 133. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of between 0.8 and 1.25 is achieved. All of the transactions that we have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in interest expense.

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

(j)           Cash and Cash Equivalents

We consider highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(k)       Restricted Cash

We have certain bank accounts that are subject to restrictions in connection with our borrowings. Under WEST cash is collected in a restricted account, which is used to service the debt and any amounts remaining after debt service and defined expenses are distributed to us. Additionally, under this facility maintenance reserve payments and lease security deposits are accumulated in a restricted account and are not available for general use. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balances of all Series of Series A Notes and in the Junior Restricted Cash Amount in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B Notes. The WLFC-AC1 credit facility had similar maintenance reserve and security deposit accounts restricted from general use. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance or repair provisions and can be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves may then be available to us (see note 1(j) above). Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us.

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

(n)       Per share information

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

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	9,169	9,075	8,925
Potentially dilutive common shares	437	440	351
Total shares	9,606	9,515	9,276
Potential common stock excluded as anti-dilutive in period	636	480	406

(o)       Investment

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

(p)       Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, and related interpretations, or SFAS No. 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Stock Option/Stock Issuance Plan (the “Plan”), and issuances under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”), outstanding as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded approximately $685,000 of stock-based compensation expense, net of estimated forfeitures, during the year ended December 31, 2006 as a result of our adoption of SFAS No. 123(R). See Note 10 for information on the assumptions we used to calculate the fair value of stock options.

We have elected to use the Short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

Prior to 2006, we accounted for our two stock based compensation plans (as described in Note 10) using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the years ended December 31, 2005 and 2004.

(q)       Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(r)         Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48, which becomes effective for us on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment.  The guidance is applicable in our 2006 fiscal year.  We will apply this guidance in assessing any future misstatements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our 2008 fiscal year.  We are in the process of assessing the effect SFAS No. 157 may have on our consolidated financial statements.

On September 8, 2006 the FASB posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so. Upon adoption of the FSP in our 2007 financial statements, we will retroactively change 2005 and 2006 financial statements to apply the new policy consistently for all periods presented.

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected maintenance cost.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received are recorded in maintenance reserves until such time as maintenance costs are reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures are in excess of the reserve and, under our capitalization policy, the expenditure extends the original life or improves functionality of the asset, the incremental expenditure is capitalized.  The maintenance reserves were considered in our impairment analysis. In the analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value.

Commencing in 2007, use fees received will be recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable will be included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they will be recognized in revenue.  Our expenditures for maintenance will be expensed as incurred.  Expenditures that meet the criteria for capitalization will be recorded as an addition to Equipment recorded on the balance sheet. The change in policy will result in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We will recognize additional impairment charges in prior periods based on this analysis.

Income taxes would increase or decrease accordingly depending on the recognized revenue and expenses associated with the adoption of the accounting change.

Based on our preliminary analysis, the potential impact of implementing the FSP on the financial statements will be to reduce maintenance reserve liability by $34.3 million and increase shareholders’ equity by $15.9 million as of December 31, 2006. The potential change to net income for the years ended December 31, 2006 and 2005 would be $11.1 million and ($2.6 million), respectively.

(2) Equipment Held for Lease

At December 31, 2006, we had 131 aircraft engines and related equipment with an aggregate original cost of $695.8 million, three spare parts packages with an aggregate original cost of $5.1 million and four aircraft with an aggregate original cost of $19.4 million, in our operating lease portfolio. At December 31, 2005, we had 124 aircraft engines and related equipment with an aggregate original cost of $610.6 million, three spare parts packages with an aggregate original cost of $3.6 million, five aircraft with an aggregate original cost of $24.0 million, in our operating lease portfolio.

A majority of our aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

We lease our aircraft equipment to lessees domiciled in nine geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease revenue	2006	2005	2004
	(in thousands)
Region
United States	$9,441	$10,167	$8,094
Canada	—	—	238
Mexico	4,093	4,658	4,225
Australia/New Zealand	53	—	670
Europe	25,910	22,716	25,943
South America	8,749	9,985	8,452
Asia	12,809	9,649	4,889
Africa	1,094	780	1,064
Middle East	7,081	5,164	4,602
Totals	$69,230	$63,119	$58,177

	Years ended December 31,
Lease revenue less applicable depreciation, and interest:	2006	2005	2004
	(in thousands)
Region:
United States	$2,631	$2,946	$2,284
Canada	—	—	216
Mexico	649	1,343	980
Australia/New Zealand	53	—	194
Europe	7,720	6,517	12,241
South America	2,200	3,536	3,852
Asia	3,408	4,164	2,313
Africa	486	357	571
Middle East	2,414	2,089	2,299
Off-lease and other	(5,481)	(3,945)	(4,552)
Totals	$14,081	$17,007	$20,398

Net book value of equipment held for operating lease:	2006	2005
	(in thousands)
Region
United States	$65,822	$53,522
Mexico	50,497	37,620
Europe	193,956	185,360
South America	56,527	65,344
Asia	134,345	94,256
Africa	10,093	5,659
Middle East	35,720	47,637
Off-lease and other	62,932	51,259
Totals	$609,892	$540,657

As of December 31, 2006 and 2005, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2006 Net Book Value
(in thousands)
Off-lease and other	$62,709
Month-to-month leases	44,639
Leases expiring 2007	165,257
Leases expiring 2008	119,838
Leases expiring 2009	38,561
Leases expiring 2010	67,414
Leases expiring 2011	64,609
Leases expiring thereafter	46,865
$609,892

Lease Term	December 31, 2005 Net Book Value
(in thousands)
Off lease and other	$51,259
Month-to-month leases	74,419
Leases expiring 2006	152,764
Leases expiring 2007	51,310
Leases expiring 2008	85,675
Leases expiring 2009	16,229
Leases expiring 2010	57,842
Leases expiring thereafter	51,159
$540,657

As of December 31, 2006, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2007	$49,322
2008	31,713
2009	21,765
2010	17,425
2011	7,766
Thereafter	510
$128,501

(3) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million initially represented a 7% interest in the joint venture, for which we account using the cost accounting method.  In 2005, we elected not to make a capital call agreed to by the other investors, Air China International Company and Snecma Services (France). When this $10.9 million capital call was funded in April 2006, our investment in the joint venture was diluted to a 4.6% interest.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.1 million as of December 31, 2006.

Year Ending December 31, 2006 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2005	$8,867

Investment	213
Earnings from joint venture	466
Distribution	(424)
Investment in WOLF A340, LLC as of December 31, 2006	$9,122

(4) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2006	2005
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.25% (2005, 2.25%). Secured by engines. The facility has a committed amount of $217.0 million (2005, $168.0 million), which revolves until June 2008 and matures in June 2009.	$161,000	$141,500

WEST Series 2005-A1 term notes payable of $178.2 million (2005, $193.6 million) payable at a floating rate of interest based on LIBOR plus 1.25% and $25.6 million (2005, $27.5 million) Series B1 term notes payable at LIBOR plus 6.00%, secured by engines. The Series A1 term notes expected maturity is July 2018 and the Series B1 term notes expected maturity is July 2020.	203,811	221,081

WEST Series 2005-A2 warehouse notes payable of $82.4 million (2005, $29.9 million) payable at a floating rate of interest based on LIBOR plus 1.50% and $11.2 million (2005, $4.1 million) Series 2005-B2 warehouse notes payable at LIBOR plus 6.00%, secured by engines. The Series A2 term notes mature approximately July 2018 and the Series B2 term notes mature approximately July 2020.	93,570	33,955

Notes payable at a fixed interest rate of 8.63%. Secured by aircraft engines. The note was paid in September 2006.	—	1,889

Notes payable at a fixed interest rate of 6.95% secured by aircraft. The notes mature in March 2008 and September 2008.	2,807	3,913

Note payable at a fixed interest rate of 7.75% secured by aircraft. The note was paid in October 2006.	—	1,313

Note payable at a floating rate of LIBOR plus 1.78% maturing in 2011. Secured by an aircraft.	6,452	6,714

Total notes payable before discount	$467,640	$410,365

WEST Series 2005-A1 term notes discount, $3,000 at issuance, net of amortization	(2,391)	(2,814)

Total notes payable	$465,249	$407,551

At December 31, 2006, one-month LIBOR was 5.32%. At December 31, 2005, the one-month LIBOR rate was approximately 4.39%.

The fair value of our long-term debt is estimated based on quoted market prices for the same or similar issues or on the rates offered to us for debt of the same remaining maturities. The fair value of our debt is estimated by us to approximate the book value of the debt at December 31, 2006.

Principal outstanding at December 31, 2006, is repayable as follows:

Year	(in thousands)
2007	$21,681
2008	26,253
2009 (includes $161.0 million outstanding on revolving credit facility)	185,645
2010	24,656
2011	29,654
Thereafter	179,751
$467,640

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverage. As of December 31, 2006, we were in compliance with all covenant requirements.

At December 31, 2006, we had a $217.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2006, $56.0 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at December 31, 2005, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.

On August 9, 2005, we closed an Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes allow for revolving borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The assets and liabilities of WEST remained on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off in 2005 approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

At December 31, 2006, we had $203.8 million of WEST term notes and $93.6 million of WEST warehouse notes. The term notes are divided into $178.2 million Series A1 notes and $25.6 million Series B1 notes. The warehouse notes are divided into $82.4 million Series A2 notes and $11.2 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2006, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At December 31, 2006, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%.

At December 31, 2006, we had warehouse and revolving credit facilities totaling approximately $330.6 million compared to $281.6 million at December 31, 2005. At December 31, 2006, and December 31, 2005, respectively, approximately $76.0 million and $106.1 million was available under these combined facilities.

(5) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate our exposure to changes in interest rates, in particular LIBOR, as 99% of our borrowings are at variable rates. At December 31, 2006, we were a party to interest rate swap agreements with notional outstanding amounts of $233.0 million, remaining terms of between three months and 49 months and fixed rates of between 2.52% and 5.05%. The fair value of these swaps at December 31, 2006 and 2005, was net positive $1.4 million, and $2.5 million, respectively, and represented the estimated amount we would receive if we terminated the swaps.

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

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. The components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2006, 2005 and 2004 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2006	2005	2004
Change in fair value of derivative instruments	$(169)	$(1,370)	$(2,086)
Cash settlement expense	16	(219)	1,621
Total realized and unrealized (gains) and losses from derivative instruments	$(153)	$(1,589)	$(465)

Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income to all derivative instruments, except for three hedges with notional outstanding amounts totaling $45 million that were entered into, but which did not qualify for hedge accounting in accordance with SFAS No. 133 during the quarter ended March 31, 2006.

Based on the implied forward rate for LIBOR at December 31, 2006, we anticipate that interest expense will be decreased by approximately $1.6 million for the year ending December 31, 2007 due to the interest-rate derivative contracts in place.

(6) Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)

December 31, 2006
Current	$45	$9	$54
Deferred	2,101	592	2,693
Charges in lieu of tax	239	2	241
Total 2006	$2,385	$603	$2,988

December 31, 2005
Current	$—	$18	$18
Deferred	1,640	(489)	1,151
Charges in lieu of tax	171	18	189
Total 2005	$1,811	$(453)	$1,358

December 31, 2004
Current	$—	$23	$23
Deferred	1,774	476	2,250
Charges in lieu of tax	145	21	166
Total 2004	$1,919	$520	$2,439

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years ended December 31,
	2006		2005		2004
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	3,482	34	1,881	34	2,693	34
State taxes, net of federal benefit	398	4	(240)	(4)	374	5
Extraterritorial income exclusion	(1,167)	(11)	(563)	(10)	(671)	(9)
Prior year adjustments	53	—	180	3	(7)	—
Permanent differences and other	222	2	100	2	50	1
Effective income tax expense	2,988	29	1,358	25	2,439	31

In 2006, 2005, and 2004, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

In 2005, we changed our estimated apportionment of income attributable to California, due to a change in the composition of our revenue, resulting in an income tax benefit of $0.4 million. In addition, in 2006 we released the valuation allowance of $0.1 million relating to California net operating losses expiring in 2006 as management was able to realize the benefit of the loss carry-forward.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Charitable contribution	$60	$40
Unearned lease revenue	1,492	1,767
State taxes	1,391	1,147
Reserves and allowances	81	505
Other accrual	1,207	441
Alternative minimum tax credit	343	335
Net operating loss carry forward	39,217	40,630
Total gross deferred tax assets	43,791	44,865
Less valuation allowances	(—)	(115)
Net deferred tax assets	43,791	44,750

Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(74,045)	(72,423)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(1,117)	(1,008)
Net deferred tax liabilities	(75,162)	(73,431)

Other comprehensive income, deferred tax asset	558	93

Net deferred tax liabilities	$(30,813)	$(28,588)

As of December 31, 2006, we had net operating loss carry forwards of approximately $110.8 million for federal tax purposes and $18.9 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2026 and the state net operating loss carry forwards will expire at various times from 2012 to 2015. We had previously provided for a valuation allowance against California net operating losses (NOLs) totaling $1.7 million that were expected to expire in 2006. However, in 2006 we generated enough taxable income to utilize the majority of these NOLs, thus we released $0.1 million of our valuation allowance.

As of December 31, 2006, we also had alternative minimum tax credits of approximately $0.3 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, other than the California NOL as stated, as it is more likely than not that all amounts are recoverable through future taxable income.

(7) Risk Management Issues

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, receivables and non-payment of maintenance reserves due at lease end.

We place our cash deposits with financial institutions and other creditworthy issuers and limit the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the number of these lessees which have this provision in the lease.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2006, such swap agreements had notional outstanding amounts of $233.0 million, average remaining terms of between three and forty-nine months and fixed rates of between 2.52% and 5.05%.  The cash settlements on these derivative instrument arrangements reduced interest expense by $2.3 million in 2006 and created additional expense of $0.2 million in 2005, respectively.

(8) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located at 2320 Marinship Way, Suite 300, Sausalito, California 94965. We occupy space in Sausalito under a lease that covers approximately 9,900 square feet of office space and expires December 31, 2007. The annual rent commitment is approximately $413,000 for 2007. Equipment leasing, financing, sales and general administrative activities are conducted from the Sausalito location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitments are approximately $143,000 and $121,000 for 2007 and 2008, respectively. We also lease office space in Shanghai, China. That lease expires December 31, 2007 and the remaining lease commitment is approximately $50,000.

We have commitments to purchase, during 2007 and 2008, 26 engines for a gross purchase price of $218.2 million, for delivery from January 2007 to December 2008.

(9) Shareholder’s Equity

(a)       Preferred Stock Issuance

On February 7, 2006 we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. Total net proceeds of the issuance after direct costs were $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock, which is a new series of our capital stock, is traded on the NASDAQ National Market under the symbol WLFCP.

Holders of the Series A Preferred Stock will generally have no voting rights, but may elect two directors if we fail to pay dividends for an aggregate of 18 or more months (consecutive or nonconsecutive) and also may vote in certain other limited circumstances.  The Series A Preferred Stock has no stated maturity date and is not convertible into any of our property or other securities.  On or after February 11, 2011 we may, at our option, redeem the shares.  Accordingly, the Series A Preferred Stock will remain outstanding indefinitely, unless we decide to redeem them, or they are otherwise cancelled or exchanged.

(b)       Common Stock Repurchase

On December 12, 2006 we repurchased 1.3 million shares of our own common stock, or 14% of the shares outstanding, at $9.00 per share for a total cost of $11.7 million from FlightTechnics LLC in a private transaction.  The repurchased shares were cancelled.  As a result of this transaction the total number of common shares outstanding was approximately 8.0 million.

(10) Stock-Based Compensation Plans

We grant stock options under our 1996 Stock Option/Stock Issuance Plan (the Plan), as amended and restated as of March 1, 2003. Under this Plan, a total of 3,025,000 shares are authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis. The Plan terminated in June 2006.

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balances at December 31, 2003	804,627	1,912,650	$6.52
Options granted	(25,817)	25,817	5.33	$5.91
Options exercised	—	(140,298)	5.01
Options canceled	33,449	(33,449)	7.44
Balance as of December 31, 2004	812,259	1,764,720	$6.61
Options granted	(251,763)	251,763	9.26	$5.65
Options exercised	—	(145,129)	5.06
Options canceled	22,683	(22,683)	5.62
Balance as of December 31, 2005	583,179	1,848,671	$7.10
Options granted	(79,562)	79,562	9.63	$3.58
Options exercised	—	(150,553)	5.04
Options canceled	95,558	(95,558)	8.58
Option plan terminated	(599,175)	—
Balance as of December 31, 2006	—	1,682,122	$7.32

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2004	1,258,711	$7.19
At December 31, 2005	1,350,369	$7.08
At December 31, 2006	1,397,166	$7.17

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

We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

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

Prior to 2006 we accounted for our two stock based compensation plans using the intrinsic value method prescribed by APB  No. 25 and related interpretations, as allowed under SFAS No. 123 and SFAS No. 148. APB No. 25 required compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the two years ended December 31, 2005.

Had compensation cost for our two stock-based compensation plans been determined consistent with SFAS No. 148, our net income and earnings per share would have been as follows:

	2005	2004
	(in thousands except for per share data)
Net income as reported	$4,177	$5,483
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(604)	(748)
Pro forma net income	$3,573	$4,735

Basic earnings per common share as reported	$0.46	$0. 61
Basic earnings per common share pro forma	$0.39	$0. 53

Diluted earnings per common share as reported	$0.44	$0. 59
Diluted earnings per common share pro forma	$0.38	$0. 51

The fair value of the purchase rights under the Purchase Plan and the Plan is estimated using the Black-Scholes option pricing model. The fair value of options issued under the Plan is estimated using the Black-Scholes option pricing model.  The fair value of purchase rights under the Purchase Plan is estimated at the start of the purchase period as the sum of three components: (i) 85% of a call option, (ii) 15% of a put option, and (iii) 15% of the stock price.  The call and put option components are estimated using the Black-Scholes option pricing model.

The assumptions underlying the estimates derived using the Black-Scholes model are as follows:

	1996 Stock Option/ Stock Issuance Plan		Employee Stock Purchase Plan
	2005	2004	2005	2004
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	4.07%	3.61%	2.23%	1.84%
Expected volatility	66.58%	69.15%	53.50%	69.59%
Expected life (in years)	5.47	5.17	0.5 - 2.0	0.5 - 2.0

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

Additionally, SFAS No. 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to 2006.

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during 2006:

	1996 Stock Option/ Stock Issuance Plan		Employee Stock Purchase Plan
Expected dividend yield	—%		—%
Risk-free interest rate	4.47% - 4.8	8%	4.97% - 5.1	8%
Expected volatility	49.3 - 55.09%	9%	32.09% - 37.5	5%
Expected life (in years)	6.05		0.5 - 2.0

The weighted average grant-date fair value of options granted during 2006 was $3.58 per option. In 2006, the cost recognized was approximately $685,000. As of January 1, 2006 the forfeiture rate used to calculate the option valuation changed to 3.41%, down from 8.78% used in the prior year. The related tax benefit during 2006 was approximately $241,000. Unrecognized stock-based compensation expense was approximately $1.1 million as of December 31, 2006, relating to a total of approximately 0.3 million unvested stock options under our Plan. We expect to recognize 80% this stock-based compensation expense over a weighted average period of approximately two years.

Stock Option/Stock Issuance Plan:  Prior to December 31, 2005, options issued under our Plan had vesting terms of four years, with certain exceptions. Beginning in 2006, all options granted under the Plan vest in equal installments over a period of four years. All options issued under the Plan expire ten years from the date of grant. The following is a summary of stock option activity in 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,848,671	$7.10	—	—
Granted	79,562	9.63	—	—
Exercised	(150,553)	5.04	—	—
Forfeited	(89,502)	8.65	—	—
Expirations	(6,056)	7.49	—	—
Outstanding at December 31, 2006	1,682,122	$7.32	4.9	$5,796,526
Vested and expected to vest at December 31, 2006	1,672,356	$7.31	5.1	$5,783,985
Exercisable at December 31, 2006	1,397,166	$7.17	4.5	$5,133,746

During 2006 there was an option grant modification which accelerated the vesting of one employee’s option grants.  The total incremental compensation cost resulting from this modification was approximately $26,200, of which $11,600 was expensed in 2006 and the remainder of which will be expensed in 2007.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.68	245,584	4.94	$4.35	245,584	$4.35
From $4.92 to $4.92	23,325	6.41	4.92	23,325	4.92
From $5.01 to $5.01	254,481	6.18	5.01	192,266	5.01
From $5.07 to $5.15	56,009	3.89	5.10	48,509	5.11
From $5.40 to $5.40	257,350	4.79	5.40	257,350	5.40
From $5.50 to $5.50	168,296	3.79	5.50	168,296	5.50
From $5.51 to $9.20	228,510	7.43	8.68	71,269	8.63
From $9.40 to $9.793	55,654	5.89	9.48	13,654	9.71
From $10.00 to $10.00	196,000	4.16	10.00	196,000	10.00
From $10.40 to $22.12	196,913	2.19	14.15	180,913	14.41
From $1.30 to $22.12	1,682,122	4.93	$7.32	1,397,166	$7.17

In 2006, 150,553 options were exercised with a total intrinsic value at exercise date of approximately $718,000.  We issue new shares through our transfer agent upon stock option exercise.

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan, as amended and restated effective August 1,

2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2006 and 2005, 7,848 and 8,404 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $2.87, $2.99 and $2.23 for 2006, 2005 and 2004, respectively. In 2006, the related stock compensation expense recognized for these shares was approximately $29,000.

(11) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2006, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $15,000 (or $20,000 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $206,000 in 2006, $172,000 in 2005 and $158,000 in 2004.

(12) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data).

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$17,927	$19,940	$21,487	$25,920	$85,274
Net income (loss)	468	1,048	1,686	4,052	7,254

Net income attributable to common shareholders	—	266	904	3,139	4,309

Basic earnings per common share	0.00	0.03	0.10	0.34	0.47

Diluted earnings per common share	0.00	0.03	0.09	0.33	0.45

Average common shares outstanding	9,154	9,223	9,297	9,019	9,169
Diluted average common shares outstanding	9,622	9,697	9,693	9,499	9,606

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$15,868	$18,040	$16,733	$19,905	$70,546
Net income (loss)	1,562	963	(501)	2,153	4,177

Basic earnings (loss) per common share	0.17	0.11	(0.06)	0.24	0.46

Diluted earnings (loss) per common share	0.17	0.10	(0.06)	0.22	0.44

Average common shares outstanding	9,006	9,047	9,097	9,147	9,075
Diluted average common shares outstanding	9,401	9,471	9,097	9,601	9,515

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$15,086	$15,057	$14,684	$17,112	$61,939
Net income	502	3,327	(245)	1,899	5,483

Basic earnings per common share	0.06	0.37	(0.03)	0.21	0.61

Diluted earnings per common share	0.05	0.36	(0.03)	0.20	0.59

Average common shares outstanding	8,856	8,908	8,959	8,975	8,925
Diluted average common shares outstanding	9,161	9,315	8,959	9,330	9,276

(13) Related Party and Similar Transactions

We occasionally sell or consign engines to and purchase materials from avioserv, the successor to our former subsidiary and current subsidiary of T Group America. T Group America is owned by T Group (f/k/a SR Technics Group), an entity that is related to FlightTechnics LLC, which held 14% of our common stock, until it was repurchased by us for $11.7 million on December 12, 2006. We also sub-lease office space from avioserv with the lease term expiring October 31, 2008. During the year ended December 31, 2004, we sold one engine to avioserv at a net gain of $260,000. We have two engines consigned to avioserv and during the twelve-month period ended December 31, 2006, $0.5 million book value of engine parts were sold. The book value for the engine consigned to avioserv as of December 31, 2006 was $0.1 million. W. William Coon, Jr., one of our directors, is also a director of FlightTechnics LLC and T Group America. He is also Chairman of the Board of Directors of avioserv.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 44% of our common stock as of December 31, 2006. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, under non-cancelable leases which will generate lease revenue of approximately $2.0 million in 2007 and $1.2 million in 2008 and have a net book value of $10.8 million. Island Air’s obligations under four of these leases are guaranteed by Aloha. However, in December 2004, Aloha filed for reorganization under Chapter 11 of the Bankruptcy Code. With its emergence from Chapter 11 in February 2006, Aloha’s obligations under its guaranty were discharged. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments from us and a deferral of five months lease rent totaling $260,000 ($52,000 per month) was granted by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The lease rent deferral has been extended further in 2007 by two months (Jan-Feb) and any further rent deferral requests from Island Air will be considered by the Board of Directors on a month to month basis. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the six months ended December 31, 2006, sales were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2006 was $0. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,000 was earned during the period from inception of the agreement to December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Willis Lease Finance Corporation:

Under date of April 2, 2007, we reported on the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ KPMG LLP
San Francisco, California
April 2, 2007

Schedule II
Valuation Accounts

Willis Lease Finance Corporation
Valuation Accounts
(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2004
Accounts receivable, allowance for doubtful accounts	$440	$—	$17	$(57)	$400
December 31, 2005
Accounts receivable, allowance for doubtful accounts	400	300	—	(238)	462
December 31, 2006
Accounts receivable, allowance for doubtful accounts	462	—	—	(376)	86