Form 10-Q
period 2007-03-31
WILLIS LEASE FINANCE CORP
filed 2007-05-15
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 11, 2007
Common Stock, $0.01 Par Value	8,133,918

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1.    Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data, unaudited)

	March 31, 2007	As Adjusted December 31, 2006
ASSETS
Cash and cash equivalents	$1,610	$387
Restricted cash	66,194	72,759
Equipment held for operating lease, less accumulated depreciation of $117,003 and $110,410 at March 31, 2007 and December 31, 2006, respectively	628,783	602,278
Equipment held for sale	9,002	9,802
Operating lease related receivable, net of allowances of $75 and $86 at March 31, 2007 and December 31, 2006, respectively	4,352	5,002
Notes receivable	—	12
Investments	10,310	10,602
Assets under derivative instruments	728	1,508
Property, equipment & furnishings, less accumulated depreciation of $2,135 and $2,013 at March 31, 2007 and December 31, 2006, respectively	7,156	7,272
Other assets	19,753	20,397
Total assets	$747,888	$730,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,913	$14,755
Liabilities under derivative instruments	947	96
Deferred income taxes	42,410	40,480
Notes payable, net of discount of $2,289 and $2,391 at March 31, 2007 and December 31, 2006, respectively	473,310	465,249
Maintenance reserves	39,870	36,628
Security deposits	5,468	4,848
Unearned lease revenue	4,956	3,961
Total liabilities	580,874	566,017

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	31,915	31,915
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,054,732 and 8,010,299 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	81	80
Paid-in capital in excess of par	54,242	53,820
Accumulated other comprehensive loss , net of income tax benefit of $1,155 and $558 at March 31, 2007 and December 31, 2006, respectively	(2,001)	(967)
Retained earnings	82,777	79,154
Total shareholders’ equity	167,014	164,002
Total liabilities and shareholders’ equity	$747,888	$730,019

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2007	As Adjusted 2006
REVENUE
Lease revenue	$26,674	$32,366
Gain on sale of equipment	61	1,476
Other income	381	4
Total revenue	27,116	33,846

EXPENSES
Depreciation expense	6,443	6,761
General and administrative	5,897	4,333
Net finance costs:
Interest expense	8,781	7,096
Interest income	(850)	(629)
Realized and unrealized (gains) and losses on derivative instruments	—	(153)
Total net finance costs	7,931	6,314
Total expenses	20,271	17,408

Earnings from operations	6,845	16,438

Earnings from joint venture	87	112

Income before income taxes	6,932	16,550
Income tax expense	(2,527)	(6,019)
Net income	4,405	10,531

Preferred stock dividends paid and accumulated-Series A	782	468

Net income applicable to common stock holders	$3,623	$10,063

Basic earnings per common share applicable to common stock holders:	$0.45	$1.10

Diluted earnings per common share applicable to common stock holders:	$0.42	$1.05

Average common shares outstanding	8,014	9,154
Diluted average common shares outstanding	8,541	9,622

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2007 and 2006
(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2005 (as adjusted)	$—	9,152	$92	$63,618	$(161)	$64,212	$127,761

Net income (as adjusted)	—	—	—	—	—	10,531	10,531

Unrealized gain from derivative instruments, net of tax expenses of $246	—	—	—	—	588	—	588

Total comprehensive income							11,119

Preferred stock dividends paid	—	—	—	—	—	(339)	(339)

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Shares issued under stock compensation plans	—	2	—	29	—	—	29

Stock-based compensation expenses	—	—	—	182	—	—	182

Balances at March 31, 2006 (as adjusted)	$31,915	9,154	$92	$63,829	$427	$74,404	$170,667

Balances at December 31, 2006 (as adjusted)	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	4,405	4,405

Unrealized loss from derivative instruments, net of tax expenses of ($597)	—	—	—	—	(1,034)	—	(1,034)

Total comprehensive income							3,371

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares issued under stock compensation plans	—	45	1	281	—	—	282

Stock-based compensation expenses	—	—	—	141	—	—	141

Balances at March 31, 2007	$31,915	8,055	$81	$54,242	$(2,001)	$82,777	$167,014

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months ended March 31,
	2007	As Adjusted 2006
Cash flows from operating activities:
Net income	$4,405	$10,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,443	6,761
Amortization of deferred costs	793	799
Amortization of loan discount	102	103
Allowances and provisions	(11)	30
Stock-based compensation expenses	141	182
Change in fair value of derivative instruments	—	(169)
Gain on sale of leased equipment	(61)	(1,476)
Earnings from joint venture	(87)	(112)
Changes in assets and liabilities:
Receivables	661	(742)
Other assets	713	(902)
Accounts payable and accrued expenses	(1,610)	(6,258)
Deferred income taxes	2,527	6,002
Restricted cash	(7,536)	(3,589)
Maintenance reserves	4,024	(8,829)
Security deposits	620	176
Unearned lease revenue	995	86
Net cash provided by operating activities	12,119	2,593
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	2,270	8,631
Proceeds from principal payment of notes receivable	12	69
Distributions from joint venture	760	85
Investment in joint venture	(380)	(213)
Purchase of equipment held for operating lease	(35,110)	(29,295)
Restricted cash for investing activities	14,100	—
Purchase of property, equipment and furnishings	(6)	(13)
Net cash used in investing activities	(18,354)	(20,736)
Cash flows from financing activities:
Proceeds from issuance of notes payable	22,133	30,692
Proceeds from the issuance of preferred stock, net	—	31,915
Distributions to preferred stockholders	(782)	(339)
Proceeds from issuance of common stock	282	29
Principal payments on notes payable	(14,175)	(47,608)
Net cash provided by financing activities	7,458	14,689
Increase/(decrease) in cash and cash equivalents	1,223	(3,454)
Cash and cash equivalents at beginning of period	387	6,346

Cash and cash equivalents at end of period	$1,610	$2,892
Supplemental disclosures of cash flow information: |
Net cash paid for:
Interest	$7,797	$6,603
Income Taxes	$44	$12

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

(a) Basis of Presentation:  Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2007, and December 31, 2006, and the results of our operations for the three month periods ended March 31, 2007 and 2006, and our cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the period ended March 31, 2007 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007.

Management considers the operations of our company to operate in one reportable segment.

(b) Repair and Maintenance:  On September 8, 2006 the FASB posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the previously allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance was effective for our first quarter of 2007 beginning after January 1, 2007, and was applied retrospectively for all financial statements presented.

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected maintenance cost.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received were recorded in maintenance reserves until such time as maintenance costs were reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures exceeded the reserve and, under our capitalization policy, the expenditure extended the original life or improved the functionality of the asset, the incremental expenditure was capitalized.  The maintenance reserves were considered in our impairment analysis. In the analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value.

Commencing in 2007, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred.  Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in policy resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change

We adopted FSP AUG AIR-1 effective January 1, 2007. Accordingly, we retroactively adjusted our Consolidated Financial Statements to reflect this change in policy and have marked previously reported comparative information “As Adjusted” to indicate that upon adoption of the FSP the previously reported financial statements have been adjusted. The effect of adopting this FSP on our previously reported Consolidated Financial Statements is summarized in the tables below (in thousands):

Increase (decrease) in:	Three Months ended March 31, 2006
Statement of Income:
Lease revenue	$15,985
Gain on sale of leased equipment	(66)
Total revenue	15,919
Depreciation expense	173
General and administrative	(79)
Total expenses	94
Earnings from operations	15,825
Income before income taxes	15,825
Income tax expense	5,762
Net income	10,063
Net income attributable to common shareholders	10,063

	January 1, 2006	December 31, 2006
Balance Sheet:
Equipment held for operating lease	(8,994)	(7,614)
Equipment held for sale	(231)	(231)
Total assets	(9,225)	(7,845)
Deferred income taxes	3,579	9,667
Maintenance reserves	(19,092)	(34,433)
Total liabilities	(15,513)	(24,766)
Retained earnings	6,288	16,921
Total shareholders’ equity	6,288	16,921
Total liabilities and shareholders’ equity	(9,225)	(7,845)

c) Income Tax: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which becomes effective for us on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. We did not carry any specified tax reserves at December 31, 2006. Upon adopting FIN 48 we have evaluated income tax uncertainty risk areas and exposures and have determined that no reserves are necessary as of January 1, 2007 or March 31, 2007.

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

3.              Commitments, Contingencies, Guarantees and Indemnities

We have commitments to purchase, during the remainder of 2007 and 2008, 25 engines for a gross purchase price of $218.1 million, for delivery from June 2007 to December 2008. As at March 31, 2007, non-refundable deposits paid related to this purchase commitment were $8.7 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines.  The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines.  Our 2007 and 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.8 million as of March 31, 2007.

Three Months Ending March 31, 2007 (in thousands)

Investment as of December 31, 2006	$9,122

Investment	380
Earnings from joint venture	87
Distribution	(760)
Investment as of March 31, 2007	$8,830

5.              Notes Payable

At March 31, 2007, notes payable consists of loans totaling $473.3 million payable (net of discount of $2.3 million) over periods of eleven months to 14 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At March 31, 2007, we had a $217.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2007, $63.0 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at March 31, 2007, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $217.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2007, we had $199.5 million of WEST term notes and $113.2 million of WEST warehouse notes. The term notes are divided into $174.4 million Series A1 notes and $25.1 million Series B1 notes. The warehouse notes are divided into $99.7 million Series A2 notes and $13.5 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At March 31, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At March 31, 2007, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2007 approximately $0.4 million was available under these warehouse notes.

At March 31, 2007, one-month LIBOR was 5.32%, unchanged from December 31, 2006.

The following is a summary of the aggregate maturities of notes payable on March 31, 2007 (dollars in thousands):

Year Ending December 31,

2007	$17,007
2008	26,253
2009 (includes $154.0 million outstanding on revolving credit facility)	178,645
2010	24,656
2011	29,654
2012 and thereafter	199,384
$475,599

6.              Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 99% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2007, we were a party to interest rate swap agreements with notional outstanding amounts of $291.0 million, remaining terms of between 9 and 60 months and fixed rates of between 3.32% and 5.05%. The fair value of these swaps at March 31, 2007 was negative $0.2 million, and represented the estimated amount we would pay if we terminated the swaps.

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

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. We entered into three derivative instruments, with notional outstanding amounts of $100.0 million, during the quarter ended March 31, 2007, which qualified for hedge accounting in accordance with SFAS 133 during the quarter. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in fair value for derivative not qualifying for hedge accounting is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three months ended March 31, 2007 and 2006 are shown in the following table (dollars in thousands):

	Three Months Ending March 31,
Increase (decrease) to net finance costs	2007	2006
Change in fair value of derivative instruments	$—	$(169)
Cash settlement expense	—	16
Total realized and unrealized (gains) and losses from derivative instruments	$—	$(153)

Based on the estimated forward rate of LIBOR at March 31, 2007, we anticipate that net finance costs will be decreased by approximately $1.0 million for the 12 months ending March 31, 2008 due to the interest rate derivative contracts in place.

7.              Preferred Stock

On February 7, 2006 we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. Total net proceeds of the issuance after direct costs were $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock is traded on the NASDAQ National Market under the symbol WLFCP.

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

Critical Accounting Policies and Estimates

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2006 Form 10-K.

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

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected maintenance cost.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received were recorded in maintenance reserves until such time as maintenance costs were reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures exceeded the reserve and, under our capitalization policy, the expenditure extended the original life or improved the functionality of the asset, the incremental expenditure was capitalized.  The maintenance reserves were considered in our impairment analysis. In the analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value.

Commencing in 2007, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in policy resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change.

Results of Operations

Three months ended March 31, 2007, compared to the three months ended March 31, 2006:

Leasing Related Activities. Lease related revenue for the quarter ended March 31, 2007, decreased 17.6% to $26.7 million from $32.4 million for the comparable period in 2006. This decrease is due to a drop in use fee revenues of $8.7 million resulting from recording of $11.5 million of use fees related to six Varig long term leases terminated in March, 2006. Excluding the impact of use fees related to these Varig leases, lease revenues would have increased 28% from the comparable period in 2006, reflecting an increase in lease rates and the amount of equipment on-lease. At March 31, 2007 and 2006, approximately 97% and 89% of equipment held for lease by book value were on-lease respectively. The aggregate of net book value of leased equipment at March 31, 2007 and 2006, was $628.8 million and $534.5 million, respectively.

During the quarter ended March 31, 2007, we added $34.3 million of equipment and capitalized costs to the lease portfolio and sold one engine and other related equipment generating a net gain of $0.1 million.

During the quarter ended March 31, 2006, we added $29.3 million of equipment and capitalized costs to the lease portfolio and sold one engine and other related equipment generating a net gain of $1.5 million.

Depreciation Expense. Depreciation expense decreased 4.7% to $6.4 million for the quarter ended March 31, 2007 from the comparable period in 2006, mainly due to changes in depreciation estimates related to the valuation of certain highly marketable engines which took effect July, 2006 partially offset by increases in the portfolio. It is our policy to review estimates of useful life and residual values on certain older engine types regularly to better estimate the rate of depreciation over the useful life of these engines.

Net finance costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 23.7% to $8.8 million for the quarter ended March 31, 2007, from the comparable period in 2006, due to increases in interest rates and average debt outstanding for the quarter ended March 31, 2007, from the comparable period in 2006. Interest income increased 35.1% to $0.85 million for the quarter ended

March 31, 2007, from the comparable period in 2006, due to increases in interest rates and deposit balances. Realized and unrealized gains on derivative instruments had no impact on net finance costs in the quarter ended March 31, 2007 as these derivative instruments qualified for hedge accounting, compared to a decrease of $0.2 million for the quarter ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses increased 36.1% to $5.9 million for the quarter ended March 31, 2007, from the comparable period in 2006, mainly due to increased technical services costs related to increased lease activity resulting in higher engine freight, inspection and testing costs as well as higher personnel related costs and to a lesser extent increased legal, accounting and consulting costs.

Income Taxes. Income tax expense for the quarters ended March 31, 2007 and 2006, was $2.5 million and $6.0 million, respectively. The effective tax rates for the quarters ended March 31, 2007 and 2006, were 36.5% and 36.4%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006. This income tax regime allows an exclusion from income for certain qualifying income for the lease of engines overseas. However, in 2007, it has been phased out completely, leaving only grandfathered transactions eligible for the benefit exclusion. Because the company’s portion of grandfathered leases to total foreign leases is rather small, there is a significant reduction in the benefit from the prior year. This has been offset by the application of the statutory rate of 36.4% to the change in earnings for 2006 related to the FSP changes noted below, which resulted in an increase in the effective tax rate from 29.5% to 36.4% for the three months ending March 31, 2006.

With the adoption of FASB Staff position AUG AIR-1 (FSP) effective January 1, 2007 the impact of implementing the FSP on prior year financial statements is to reduce maintenance reserve liability by $34.4 million and increase shareholders’ equity by $16.9 million as of December 31, 2006.  The resulting change to the income statement for the years ended December 31, 2006 and 2005 is as follows:

Increase (decrease)	2006	2005
	(In thousands)
REVENUE
Lease revenue	$32,744	$15,983
Gain on sale of leased equipment	(11,963)	(8,905)
Total Revenue	$20,781	$7,078

EXPENSES
Depreciation expense	$693	$495
Write-down of equipment	2,788	6,700
Other operating expenses	578	724
Total expenses	$4,060	$7,919

Earnings from operations	$16,721	$(842)

Income before income taxes	$16,721	$(842)
Income tax expense	(6,089)	305
Net income	$10,632	$(536)

Net income applicable to common shareholders	$10,632	$(536)

The above amounts differ from the estimated changes that were previously described in the 2006 Form 10-K.  The impact to income before income taxes for 2006 and 2005 was previously estimated and reported in the 2006 Form 10-K as $15,689 and $(3,433) respectively.  The impact to Net Income for 2006 and 2005 was previously estimated and reported as $11,112 and $(2,591) respectively.

The FSP changes have resulted in an increase in capital expenditures and impairment charges related to prior periods.  As at December 31, 2006, the Company recorded a cumulative increase in capital expenditures of $16.3 million and recorded impairment expense totaling $28.8 million in prior periods.

The impact of implementing the FSP was a $0.5 million and $0.3 million increase in capital expenditures for lease equipment for the quarter ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for our 2008 fiscal year.  In February 2007, the FASB issued SFAS No. 159.  “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides entities upon election to measure financial instruments and certain other items at fair value.  We are in the process of assessing the effect SFAS No. 157 and 159 may have on our consolidated financial statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $22.1 million and $30.7 million, in the three-month periods ended March 31, 2007 and 2006, respectively, was derived from this activity. In these same time periods $14.2 million and $47.6 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $11.3 million and $2.6 million in the three-month periods ended March 31, 2007 and 2006, respectively.

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, net proceeds were approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock, is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $34.3 million and $29.3 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and interest expense. Note that cash received from reserves arrangements is restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2007. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 97%, by book value, of our assets were on-lease at March 31, 2007, compared to approximately 89% at March 31, 2006, and the average utilization rate for the three-month period ended March 31, 2007, was 93% compared to 89% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2007, notes payable consists of loans totaling $473.3 million payable over periods of eleven months to 14 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At March 31, 2007, we had a $217.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2007, $63.0 million was available under this facility. The revolving facility ends in June 2008 with the final amount borrowed at June 2008 due in June 2009. The interest rate on this facility at March 31, 2007, was 1-month LIBOR plus 2.25%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $217.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2007, we had $199.5 million of WEST term notes and $113.2 million of WEST warehouse notes. The term notes are divided into $174.4 million Series A1 notes and $25.1 million Series B1 notes. The warehouse notes are divided into $99.7 million Series A2 notes and $13.5 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At March 31, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At March 31, 2007, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2007 approximately $0.4 million was available under these warehouse notes.

At March 31, 2007 and December 31, 2006, we had warehouse and revolving credit facilities totaling approximately $330.6 million. At March 31, 2007, and December 31, 2006, respectively, approximately $63.4 million and $76.0 million was available under these combined facilities. Included in the $63.4 million available at March 31, 2007 is $63.0 million available under the revolving credit facility that ends as of June 30, 2008.

At March 31, 2007, one-month LIBOR was 5.32%, unchanged from December 31, 2006.

Approximately $466.7 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2007.

We have commitments to purchase, during the remainder of 2007 and 2008, 25 engines for a gross purchase price of $218.1 million, for delivery from June 2007 to December 2008.

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

Management of Interest Rate Exposure

At March 31, 2007, $473.1 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $291.0 million, with remaining terms of between 9 and 60 months and fixed rates of between 3.32% and 5.05%.

The cash settlements on these derivative instrument arrangements reduced expense by $0.8 million for the three month period ended March 31, 2007 and reduced expense by $0.3 million for the three month period ended March 31, 2006. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the three month period ended March 31, 2007. The expense was included in realized and unrealized (gains) and losses on derivative instruments in net finance costs for the swaps not effective for hedge accounting for the three month periods ended March 31, 2006 and 2007. For further information see Note 6. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of floating rate debt during the remainder of 2007.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 37% of our common stock as of December 31, 2006. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases which will generate lease revenue of approximately $2.0 million in 2007 and $1.2 million in 2008. These aircraft and engines have a net book value of $10.8 million at December 31, 2006. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments from us and a deferral of five months lease rent totaling $260,000 ($52,000 per month) was granted by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The lease rent deferral has been extended further in 2007 by two months (Jan-Feb) and any further rent deferral requests from Island Air will be considered by the Board of Directors on a month to month basis. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the three months ended March 31, 2007, sales were $30,000.  The book value for the parts consigned to J.T. Power as of March 31, 2007 was $0. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to J.T. Power available spare engines. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned revenue of $18,000 during the three months ended March 31, 2007, under this program.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $473.1 million (99%) of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $1.8 million (in 2006, $2.3 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be reduced by approximately $1.6 million for the year ending December 31, 2007, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three-month period ended March 31, 2007, 73% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of March 31, 2007, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that as of March 31, 2007, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.    Exhibits

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

(b)         Reports on Form 8-K

On April 2, 2007, the Company filed a form 8-K disclosing under Item 7, “Financial Statements, Pro-forma Financial Information and Exhibits” and Item 12, “Results of Operations and Financial Condition,” its Press Release on Earnings for the three and twelve months ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Chief Financial Officer
(Principal Accounting Officer)