Form 10-Q
period 2007-06-30
WILLIS LEASE FINANCE CORP
filed 2007-08-13
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 9, 2007
Common Stock, $0.01 Par Value	8,171,772

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1.                Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2007	As Adjusted December 31, 2006
ASSETS
Cash and cash equivalents	$2,974	$387
Restricted cash	77,425	72,759
Equipment held for operating lease, less accumulated depreciation of $122,326 and $110,410 at June 30, 2007 and December 31, 2006, respectively	643,748	602,278
Equipment held for sale	11,576	9,802
Operating lease related receivable, net of allowances of $67 and $86 at June 30, 2007 and December 31, 2006, respectively	3,849	5,002
Notes receivable	—	12
Investments	10,299	10,602
Assets under derivative instruments	3,368	1,508
Property, equipment & furnishings, less accumulated depreciation of $2,253 and $2,013 at June 30, 2007 and December 31, 2006, respectively	7,048	7,272
Other assets	18,578	20,397
Total assets	$778,865	$730,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,345	$14,755
Liabilities under derivative instruments	—	96
Deferred income taxes	46,232	40,480
Notes payable, net of discount of $2,189 and $2,391 at June 30, 2007 and December 31, 2006, respectively	495,165	465,249
Maintenance reserves	40,315	36,628
Security deposits	5,149	4,848
Unearned lease revenue	6,032	3,961
Total liabilities	605,238	566,017

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	31,915	31,915
Common stock, ($0.01 par value, 22,000,000 shares authorized; 8,142,445 and 8,010,299 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	81	80
Paid-in capital in excess of par	54,969	53,820
Accumulated other comprehensive income/(loss), net of income tax expense/(benefit) of $158 and ($558) at June 30, 2007 and December 31, 2006, respectively	273	(967)
Retained earnings	86,389	79,154
Total shareholders’ equity	173,627	164,002
Total liabilities and shareholders’ equity	$778,865	$730,019

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	As Adjusted 2006	2007	As Adjusted 2006
REVENUE
Lease revenue	$29,604	$22,559	$56,278	$54,925
Gain/(Loss) on sale of leased equipment	1,239	(1,634)	1,300	(158)
Other income	124	2	505	6
Total revenue	30,967	20,927	58,083	54,773

EXPENSES
Depreciation expense	7,946	7,071	14,389	13,832
Write-down of equipment	2,142	—	2,142	—
General and administrative	5,872	4,628	11,769	8,961
Net finance costs:
Interest expense	9,218	7,781	17,999	14,877
Interest income	(909)	(760)	(1,759)	(1,389)
Realized and unrealized (gains) and losses on derivative instruments	—	—	—	(153)
Total net finance costs	8,309	7,021	16,240	13,335
Total expenses	24,269	18,720	44,540	36,128

Earnings from operations	6,698	2,207	13,543	18,645

Earnings from joint venture	205	114	292	226

Income before income taxes	6,903	2,321	13,835	18,871
Income tax expense	(2,509)	(722)	(5,036)	(6,740)
Net income	$4,394	$1,599	$8,799	$12,131

Preferred stock dividends paid and accumulated-Series A	782	782	1,564	1,250

Net income attributable to common shareholders	$3,612	$817	$7,235	$10,881

Basic earnings per common share:	$0.44	$0.09	$0.90	$1.18

Diluted earnings per common share:	$0.42	$0.08	$0.84	$1.13

Average common shares outstanding	8,118	9,223	8,066	9,189
Diluted average common shares outstanding	8,636	9,698	8,589	9,643

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2007 and 2006

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2005 (as adjusted)	$—	9,152	$92	$63,618	$(161)	$64,212	$127,761

Net income (as adjusted)	—	—	—	—	—	12,131	12,131

Unrealized gain from derivative instruments, net of tax expenses of $735	—	—	—	—	1,273	—	1,273

Total comprehensive income							13,404

Preferred stock dividends paid	—	—	—	—	—	(1,121)	(1,121)

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Shares issued under stock compensation plans	—	123	1	626	—	—	627

Stock-based compensation expenses	—	—	—	355	—	—	355

Balances at June 30, 2006 (as adjusted)	$31,915	9,275	$93	$64,599	$1,112	$75,222	$172,941

Balances at December 31, 2006 (as adjusted)	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	8,799	8,799

Unrealized gain from derivative instruments, net of tax expenses of $716	—	—	—	—	1,240	—	1,240

Total comprehensive income						—	10,039

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares issued under stock compensation plans	—	132	1	895	—	—	896

Stock-based compensation expenses	—	—	—	254	—	—	254

Balances at June 30, 2007	$31,915	8,142	$81	$54,969	$273	$86,389	$173,627

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months ended June 30,
	2007	As Adjusted 2006
Cash flows from operating activities:
Net income	$8,799	$12,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,389	13,832
Write-down of equipment	2,142	—
Amortization of deferred costs	1,563	2,053
Amortization of loan discount	202	212
Allowances and provisions	(19)	(77)
Stock-based compensation expenses	254	355
Change in fair value of derivative instruments	—	(169)
(Gain)/Loss on sale of leased equipment	(1,300)	158
Earnings from joint venture	(292)	(226)
Changes in assets and liabilities:
Receivables	1,172	171
Other assets	(376)	(365)
Accounts payable and accrued expenses	(7,737)	(7,104)
Deferred income taxes	5,036	6,714
Restricted cash	(15,875)	(2,920)
Maintenance reserves	5,187	(4,148)
Security deposits	301	(495)
Unearned lease revenue	2,071	463
Net cash provided by operating activities	15,517	20,585
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	7,926	16,009
Proceeds from principal payment of notes receivable	12	131
Distributions from joint venture	1,190	275
Investment in joint venture	(595)	(213)
Purchase of equipment held for operating lease	(61,703)	(82,088)
Restricted cash for investing activities	11,209	—
Purchase of property, equipment and furnishings	(15)	(65)
Net cash used in investing activities	(41,976)	(65,951)
Cash flows from financing activities:
Proceeds from issuance of notes payable	49,568	65,746
Proceeds from the issuance of preferred stock, net	—	31,915
Distributions to preferred stockholders	(1,564)	(1,121)
Debt issuance cost	—	(842)
Proceeds from issuance of common stock	896	627
Principal payments on notes payable	(19,854)	(55,227)
Net cash provided by financing activities	29,046	41,098
Increase/(decrease) in cash and cash equivalents	2,587	(4,268)
Cash and cash equivalents at beginning of period	387	6,346

Cash and cash equivalents at end of period	$2,974	$2,078
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,116	$15,179
Income Taxes	$44	$12

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2007, and December 31, 2006, and the results of our operations for the three and six month periods ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006. The results of operations and cash flows for the period ended June 30, 2007 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007.

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

Commencing in 2007 and applied retroactively, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred.  Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change.

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

Increase (decrease) in:	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Statement of Income:
Lease revenue	$5,019	$21,004
Gain on sale of leased equipment	(4,032)	(4,098)
Total revenue	987	16,906
Depreciation expense	173	346
General and administrative	(54)	(133)
Total expenses	119	213
Earnings from operations	868	16,693
Income before income taxes	868	16,693
Income tax expense	317	6,079
Net income	551	10,614
Net income attributable to common shareholders	551	10,614

	January 1, 2006	December 31, 2006
Balance Sheet:
Equipment held for operating lease	(8,994)	(7,614)
Equipment held for sale	(231)	(231)
Total assets	(9,225)	(7,845)
Deferred income taxes	3,579	9,667
Maintenance reserves	(19,092)	(34,433)
Total liabilities	(15,513)	(24,766)
Retained earnings	6,288	16,921
Total shareholders’ equity	6,288	16,921
Total liabilities and shareholders’ equity	(9,225)	(7,845)

c) Income Tax: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which became effective for us on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. We did not carry any specified tax reserves at December 31, 2006. Upon adopting FIN 48 we have evaluated income tax uncertainty risk areas and exposures and have determined that no reserves are necessary as of January 1, 2007 or June 30, 2007.

2. Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. In evaluating these estimates for the quarter ended June 30, 2007, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase in depreciation expense of $1.2 million in the period. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

We have commitments to purchase, during the remainder of 2007 and 2008, 23 engines for a gross purchase price of $198.5 million, for delivery from July 2007 to November 2008. As at June 30, 2007, non-refundable deposits paid related to this purchase commitment were $8 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines.  The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines.  Our 2007 and 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.8 million as of June 30, 2007.

Six Months Ending June 30, 2007 (in thousands)

Investment as of December 31, 2006	$9,122

Investment	595
Earnings from joint venture	292
Distribution	(1,190)
Investment as of June 30, 2007	$8,819

5.  Long Term Debt

At June 30, 2007, notes payable consists of loans totaling $495.2 million payable (net of discount of $2.2 million) over periods of eight months to 13 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments).  At June 30, 2007, we had revolving and warehouse credit facilities totaling approximately $388.4 million with $94.8 million in funds available to us as discussed below.

At June 30, 2007, we had a $217.0 million revolving credit facility with $163.5 million outstanding. On June 7, 2007, an amendment lowered pricing by 0.5%, extended the maturity date of the facility by one year and increased the accordion feature to $300 million. This facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. The revolving period ends in June 2009 and the final maturity is June 2010. The interest rate on this facility at June 30, 2007 was LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. At June 30, 2007, $53.5 million was available under this facility.

At June 30, 2007, we had $195.2 million of WEST term notes and $130.1 million of WEST warehouse notes. The term notes are divided into $170.5 million Series A1 notes and $24.7 million Series B1 notes. The warehouse notes are divided into $114.7 million Series A2 notes and $15.4 million Series B2 notes. On April 16, 2007, the warehouse notes were increased by an aggregate of $57.9 million to $171.4 million. At June 30, 2007 approximately $41.3 million was available under these warehouse notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At June 30, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At June 30, 2007, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

At June 30, 2007 and 2006, one-month LIBOR was 5.32% and 5.33%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2007 (dollars in thousands):

Year Ending December 31,

2007	$13,482
2008	29,024
2009	27,415
2010 (includes $163.5 million outstanding on revolving credit facility)	190,926
2011	32,423
2012 and thereafter	204,084
$497,354

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 99% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At June 30, 2007, we were a party to interest rate swap agreements with notional outstanding amounts of $291.0 million, remaining terms of between 6 and 57 months and fixed rates of between 3.32% and 5.05%. The fair value of these swaps at June 30, 2007 was positive $3.4 million, and represented the estimated amount we would receive if we terminated the swaps.

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

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in fair value for derivative not qualifying for hedge accounting is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three and six months ended June 30, 2007 and 2006 are shown in the following table (dollars in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
Increase (decrease) to net finance costs	2007	2006	2007	2006
Change in fair value of derivative instruments	$—	—	—	(169)
Cash settlement expense	—	—	—	16
Total realized and unrealized (gains) and losses from derivative instruments	$—	—	—	(153)

Based on the estimated forward rate of LIBOR at June 30, 2007, we anticipate that net finance costs will be decreased by approximately $0.4 million for the 12 months ending June 30, 2008 due to the interest rate derivative contracts in place.

7.  Stock-Based Compensation Plan

Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation (e.g. restricted stock or stock options).  Two types of restricted stock were granted:  10,000 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance.   Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grant, $11.39 per share. The Plan terminates on May 24, 2017.

8.  Preferred Stock

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

Critical Accounting Policies and Estimates

Except as noted below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2006 Form 10-K.

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

Commencing in 2007 and applied retroactively, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change.

Results of Operations

Three months ended June 30, 2007, compared to the three months ended June 30, 2006:

Leasing Related Activities. Lease related revenue for the quarter ended June 30, 2007, increased 31.2% to $29.6 million from $22.6 million for the comparable period in 2006. Lease rents increased by $3.8 million or 21.7% due to an increase in the amount of equipment on lease and a further strengthening in lease rates. Use fee revenues increased $3.2 million or 64.4% due to an increase in equipment on lease and associated lease rents as well as the termination of several long term leases in the period. At June 30, 2007 and 2006, approximately 94% and 92% of equipment held for lease by book value were on-lease respectively. The aggregate of net book value of leased equipment at June 30, 2007 and 2006, was $643.7 million and $571.4 million, respectively.

During the quarter ended June 30, 2007, we added $29.8 million of equipment and capitalized costs to the lease portfolio and sold one engine and other related equipment generating a net gain of $1.2 million.

During the quarter ended June 30, 2006, we added $52.9 million of equipment and capitalized costs to the lease portfolio and sold two engines and other related equipment generating a loss of $1.6 million.

Depreciation Expense. Depreciation expense increased 12.4% to $7.9 million for the quarter ended June 30, 2007 from the comparable period in 2006, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types. It is our policy to review estimates of useful life and residual values on certain older engine types regularly to better estimate the rate of depreciation over the useful life of these engines. This change in depreciation estimate resulted in a $1.2 million increase in depreciation during the three month period ended June 30, 2007.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.1 million for the quarter ended June 30, 2007, due to management’s decision to consign four engines for part out and sale.  Of the four engines, two engines were consigned to third parties in June 2007, with the other two scheduled for part out in July and August.

Net finance costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 18.5% to $9.2 million for the quarter ended June 30, 2007, from the comparable period in 2006, due to increases in interest rates and average debt outstanding for the quarter ended June 30, 2007, from the comparable period in 2006. Interest income increased 19.6% to $0.9 million for the quarter ended June 30, 2007, from the comparable period in 2006, due to increases in interest rates and deposit balances.

General and Administrative Expenses. General and administrative expenses increased 26.9% to $5.9 million for the quarter ended June 30, 2007, from the comparable period in 2006, mainly due to increased technical services costs related to increased lease activity resulting in higher engine freight, inspection and testing costs as well as higher personnel related costs.

Income Taxes. Income tax expense for the quarters ended June 30, 2007 and 2006, was $2.5 million and $0.7 million, respectively. The effective tax rates for the quarters ended June 30, 2007 and 2006, were 36.3% and 31.1%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006. This income tax regime allows an exclusion from income for certain qualifying income for the lease of engines overseas. However, in 2007, it has been phased out completely, leaving only grandfathered transactions eligible for the benefit exclusion. Because the company’s portion of grandfathered leases to total foreign leases is rather small, there is a significant reduction in the benefit from the prior year. This has been offset by the application of the statutory rate of 36.4% to the change in earnings for 2006 related to the FSP changes noted below, which resulted in an increase in the effective tax rate from 27.9% to 31.1% for the three months ending June 30, 2006.

Six months ended June 30, 2007, compared to the six months ended June 30, 2006:

Leasing Related Activities. Lease related revenue for the six months ended June 30, 2007, increased 2.5% to $56.3 million from $54.9 million for the comparable period in 2006 with an increase in lease rents offsetting a drop in use fee revenues. Lease rents increased by $6.8 million or 20.1% due to an increase in the amount of equipment on lease and a further strengthening in lease rates. Use fee revenues decreased $5.5 million or 26.1% from the prior period due to the recording in 2006 of $13.7 million of use fees related to eight long term leases terminated with a single customer in March, April and May of 2006.  For the six months ending June 30, 2007 and 2006, respectively, approximately 94% and 91% of equipment held for lease by book value was on-lease respectively. The aggregate of net book value of leased equipment at June 30, 2007 and 2006, was $643.7 million and $571.4 million, respectively.

During the six months ended June 30, 2007, we added $64.2 million of equipment and capitalized costs to our lease portfolio and sold two engines and other related equipment generating a net gain of $1.3 million.

During the six months ended June 30, 2006, we added $68.9 million of equipment and capitalized costs to our lease portfolio and sold four engines and other related equipment generating a net loss of $0.2 million.

Depreciation Expense. Depreciation expense increased 4.0% to $14.4 million for the six months ended June 30, 2007 from the comparable period in 2006, due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. Beginning April 1, 2007, we changed the depreciation estimate related to certain older engine types in our portfolio.  It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in a $1.2 million increase in depreciation during the six months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses increased 31.3% to $11.8 million for the six months ended June 30, 2007, from the comparable period in 2006, mainly due to higher personnel costs  and increased technical service costs related to increased lease activity resulting in higher freight, inspection and testing costs as well as increased accounting and consulting costs.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 21.0% to $18.0 million for the six months ended June 30, 2007, from the comparable period in 2006, due to increases in interest rates and increased average debt outstanding for the six months ended June 30, 2007, from the comparable period in 2006. Interest income increased 26.6% to $1.8 million for the six months ended June 30, 2007, from the comparable period in 2006, due to an increase in deposit balances. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the six months ended June 30, 2006 and had no impact on finance costs in the six months ended June 30, 2007.

Income Taxes. Income tax expense for the six months ended June 30, 2007 and 2006, was $5.0 million and $6.7 million, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006, was 36.4% and 35.7%, respectively.

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

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $49.6 million and $65.7 million, in the six-month periods ended June 30, 2007 and 2006, respectively, was derived from this activity. In these same time periods $19.9 million and $55.2 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $15.5 million and $20.6 million in the six-month periods ended June 30, 2007 and 2006, respectively.

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

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $61.7 million and $82.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, maintenance reserves and interest expense. Note that cash received from reserves arrangements is restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2007. The lease revenue stream, in the short-term, is at fixed rates while a substantial amount of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 94%, by book value, of our assets were on-lease at June 30, 2007, compared to approximately 92% at June 30, 2006, and the average utilization rate for the six-month period ended June 30, 2007, was 94% compared to 91% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2007, notes payable consists of loans totaling $495.2 million payable over periods of eight months to 13 years with interest rates varying between approximately 6.6% and 11.3% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At June 30, 2007, we had a $217.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2007, $53.5 million was available under this facility. The revolving facility was amended on June 7, 2007 and ends in June 2009 with a final maturity in  June 2010. The interest rate on this facility at June 30, 2007, was 1-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $217.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2007, we had $195.2 million of WEST term notes and $130.1 million of WEST warehouse notes. The term notes are divided into $170.5 million Series A1 notes and $24.7 million Series B1 notes. The warehouse notes are divided into $114.7 million Series A2 notes and $15.4 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At June 30, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25% and 1.50%, respectively. At June 30, 2007, interest on the Series B1 notes and the Series B2 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At June 30, 2007 approximately $41.3 million was available under these warehouse notes. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

At June 30, 2007 and December 31, 2006, we had warehouse and revolving credit facilities totaling approximately $388.4 million and $330.6 million, respectively. At June 30, 2007, and December 31, 2006, respectively, approximately $94.8 million and $76.0 million were available under these combined facilities. Included in the $94.8 million available at June 30, 2007 is $53.5 million available under the revolving credit facility that ends as of June 30, 2009.

At June 30, 2007, one-month LIBOR was 5.32%, unchanged from December 31, 2006.

Approximately $488.8 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and only between 50% to 80% of an aircraft or spare parts purchase under these facilities, so we must have other available funds for the balance of the purchase price of any new equipment to be purchased or it will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at June 30, 2007.

We have commitments to purchase, during the remainder of 2007 and 2008, 23 engines for a gross purchase price of $198.5 million, for delivery from July 2007 to November 2008.

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

Management of Interest Rate Exposure

At June 30, 2007, $495.1 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $291.0 million, with remaining terms of between 6 and 57 months and fixed rates of between 3.32% and 5.05%.

The cash settlements on these derivative instrument arrangements reduced expense by $1.2 million for the six month period ended June 30, 2007 and reduced expense by $0.3 million for the six month period ended June 30, 2006. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the six month period ended June 30, 2007. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of floating rate debt during the remainder of 2007.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 37% of our common stock as of December 31, 2006. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases which will generate lease revenue of approximately $2.0 million in 2007 and $1.2 million in 2008. These aircraft and engines have a net book value of $10.8 million at December 31, 2006. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 ($52,000 per month) which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. The deferred amount will be added to the lease rents charged for two of the aircraft in 2008, upon the expiry of those leases. The rent deferral has been extended through September 2007, totaling $468,000. Any further rent deferral requests from Island Air will be considered by the Board of Directors. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the six months ended June 30, 2007, sales were $34,000.  The book value for the parts consigned to J.T. Power as of June 30, 2007 was $0. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to J.T. Power available spare engines. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned revenue of $51,000 during the six months ended June 30, 2007, and paid $16,000 in commission under this program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $495.1 million (99%) of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.1 million (in 2006, $2.2 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be reduced by approximately $1.8 million for the year ending December 31, 2007, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the six-month period ended June 30, 2007, 84% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of June 30, 2007, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that as of June 30, 2007, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

18

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
10.56

Stock Purchase Agreement dated as of December 8, 2006 between FlightTechnics LLC as the Seller and the Company as the Buyer (incorporated by reference to our report on Form 10-K filed on April 2, 2007).

10.57	2007 Stock Incentive Plan (incorporated by reference to our Proxy statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007.
10.58	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions.
11.1	Statement re Computation of Per Share Earnings
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Form S-1 Registration Statement filed on December 20, 2005).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)