Form 10-Q
period 2007-09-30
WILLIS LEASE FINANCE CORP
filed 2007-11-13
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 9, 2007
Common Stock, $0.01 Par Value	8,431,224

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Item 1. Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2007	As Adjusted December 31, 2006
ASSETS
Cash and cash equivalents	$817	$387
Restricted cash	75,686	72,759
Equipment held for operating lease, less accumulated depreciation of $130,254 and $110,410 at September 30, 2007 and December 31, 2006, respectively	699,735	602,278
Equipment held for sale	9,308	9,802
Operating lease related receivable, net of allowances of $101 and $86 at September 30, 2007 and December 31, 2006, respectively	5,862	5,002
Investments	10,292	10,602
Assets under derivative instruments	187	1,508
Property, equipment & furnishings, less accumulated depreciation of $2,346 and $2,013 at September 30, 2007 and December 31, 2006, respectively	6,876	7,272
Other assets	16,593	20,409
Total assets	$825,356	$730,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,002	$14,755
Liabilities under derivative instruments	2,783	96
Deferred income taxes	46,392	40,480
Notes payable, net of discount of $2,091 and $2,391 at September 30, 2007 and December 31, 2006, respectively	536,452	465,249
Maintenance reserves	44,390	36,628
Security deposits	5,295	4,848
Unearned lease revenue	5,056	3,961
Total liabilities	652,370	566,017

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	31,915	31,915
Common stock, ($0.01 par value, 22,000,000 shares authorized; 8,201,272 and 8,010,299 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	82	80
Paid-in capital in excess of par	55,139	53,820
Accumulated other comprehensive loss, net of income tax benefit of $2,025 and $558 at September 30, 2007 and December 31, 2006, respectively	(3,508)	(967)
Retained earnings	89,358	79,154
Total shareholders’ equity	172,986	164,002
Total liabilities and shareholders’ equity	$825,356	$730,019

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	As Adjusted 2006	2007	As Adjusted 2006
REVENUE
Lease revenue	$29,778	$26,369	$86,056	$81,294
Gain/(Loss) on sale of leased equipment	(37)	3,197	1,263	3,039
Other income	73	42	578	48
Total revenue	29,814	29,608	87,897	84,381

EXPENSES
Depreciation expense	8,267	6,099	22,656	19,931
Write-down of equipment	—	—	2,142	—
General and administrative	5,278	5,229	17,047	14,190
Net finance costs:
Interest expense	9,929	8,166	27,928	23,043
Interest income	(1,037)	(807)	(2,796)	(2,196)
Realized and unrealized gains on derivative instruments	—	—	—	(153)
Loss upon extinguishment of debt	1,459	—	1,459	—
Total net finance costs	10,351	7,359	26,591	20,694
Total expenses	23,896	18,687	68,436	54,815

Earnings from operations	5,918	10,921	19,461	29,566

Earnings from joint venture	163	122	455	348

Income before income taxes	6,081	11,043	19,916	29,914
Income tax expense	(2,330)	(4,269)	(7,366)	(11,009)
Net income	$3,751	$6,774	$12,550	$18,905

Preferred stock dividends paid and accumulated-Series A	782	782	2,346	2,032

Net income attributable to common shareholders	$2,969	$5,992	$10,204	$16,873

Basic earnings per common share:	$0.36	$0.65	$1.26	$1.83

Diluted earnings per common share:	$0.34	$0.62	$1.18	$1.75

Average common shares outstanding	8,174	9,279	8,106	9,219
Diluted average common shares outstanding	8,769	9,693	8,654	9,648

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2007 and 2006

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2005 (as adjusted)	$—	9,152	$92	$63,618	$(161)	$64,212	$127,761

Net income (as adjusted)	—	—	—	—	—	18,905	18,905

Unrealized loss from derivative instruments, net of tax benefit of $327	—	—	—	—	(566)	—	(566)

Total comprehensive income							18,339

Preferred stock dividends paid	—	—	—	—	—	(1,903)	(1,903)

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Shares issued under stock compensation plans	—	131	1	683	—	—	684

Stock-based compensation expenses	—	—	—	480	—	—	480

Balances at September 30, 2006 (as adjusted)	$31,915	9,283	$93	$64,781	$(727)	$81,214	$177,276

Balances at December 31, 2006 (as adjusted)	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	12,550	12,550

Unrealized loss from derivative instruments, net of tax benefit of $1,467	—	—	—	—	(2,541)	—	(2,541)

Total comprehensive income							10,009

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	191	2	1,073	—	—	1,075

Stock-based compensation expenses	—	—	—	246	—	—	246

Balances at September 30, 2007	$31,915	8,201	$82	$55,139	$(3,508)	$89,358	$172,986

See accompanying notes to the unaudited consolidated financial statements

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months ended September 30,
	2007	As Adjusted 2006
Cash flows from operating activities:
Net income	$12,550	$18,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,656	19,931
Write-down of equipment	2,142	—
Amortization of deferred costs	2,277	2,908
Amortization of loan discount	300	319
Allowances and provisions	23	(77)
Stock-based compensation expenses	246	480
Change in fair value of derivative instruments	—	(169)
Gain on sale of leased equipment	(1,263)	(3,039)
Loss on sale of property, equipment and furnishings	33	—
Loss upon extinguishment of debt	1,459	—
Earnings from joint venture	(455)	(348)
Changes in assets and liabilities:
Receivables	(883)	(996)
Other assets	(5,384)	(2,573)
Accounts payable and accrued expenses	(5,425)	(3,016)
Deferred income taxes	7,379	10,966
Restricted cash	(16,558)	(2,572)
Maintenance reserves	7,646	(7,608)
Security deposits	446	307
Unearned lease revenue	1,095	(379)
Net cash provided by operating activities	28,284	33,039
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	10,703	27,912
Proceeds from principal payment of notes receivable	12	161
Distributions from joint venture	1,530	424
Investment in joint venture	(765)	(213)
Purchase of equipment held for operating lease	(122,315)	(118,581)
Restricted cash for investing activities	13,631	—
Purchase of property, equipment and furnishings	(32)	(92)
Net cash used in investing activities	(97,236)	(90,389)
Cash flows from financing activities:
Proceeds from issuance of notes payable	131,645	123,417
Proceeds from the issuance of preferred stock, net	—	31,915
Distributions to preferred stockholders	(2,346)	(1,903)
Debt issuance cost	(250)	(842)
Proceeds from issuance of common stock	1,075	684
Principal payments on notes payable	(60,742)	(101,726)
Net cash provided by financing activities	69,382	51,545
Increase/(decrease) in cash and cash equivalents	430	(5,805)
Cash and cash equivalents at beginning of period	387	6,346

Cash and cash equivalents at end of period	$817	$541
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$27,534	$24,104
Income Taxes	$44	$12

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2007, and December 31, 2006, and the results of our operations for the three and nine month periods ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006. The results of operations and cash flows for the period ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007.

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

Commencing in 2007 and applied retrospectively, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred.  Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change.

We adopted FSP AUG AIR-1 effective January 1, 2007. Accordingly, we retrospectively adjusted our Consolidated Financial Statements to reflect this change in policy and have marked previously reported comparative information “As Adjusted” to indicate that upon adoption of the FSP the previously reported financial statements have been adjusted. The effect of adopting this FSP on our previously reported Consolidated Financial Statements is summarized in the tables below (in thousands):

Increase (decrease) in:	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Statement of Income:
Lease revenue	$8,905	$29,909
Gain on sale of leased equipment	(784)	(4,882)
Total revenue	8,121	25,027
Depreciation expense	173	519
General and administrative	(54)	(187)
Total expenses	119	332
Earnings from operations	8,002	24,695
Income before income taxes	8,002	24,695
Income tax expense	2,914	8,992
Net income	5,088	15,703
Net income attributable to common shareholders	5,088	15,703

	January 1, 2006	December 31, 2006
Balance Sheet:
Equipment held for operating lease	(8,994)	(7,614)
Equipment held for sale	(231)	(231)
Total assets	(9,225)	(7,845)
Deferred income taxes	3,579	9,667
Maintenance reserves	(19,092)	(34,433)
Total liabilities	(15,513)	(24,766)
Retained earnings	6,288	16,921
Total shareholders’ equity	6,288	16,921
Total liabilities and shareholders’ equity	(9,225)	(7,845)

c) Income Tax: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which became effective for us on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. We did not carry any specified tax reserves at December 31, 2006. Upon adopting FIN 48 we have evaluated income tax uncertainty risk areas and exposures and have determined that no reserves are necessary as of January 1, 2007 or September 30, 2007.

2. Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. Beginning April 1, 2007, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase in depreciation expense of $2.8 million year to date. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

We have commitments to purchase, during the remainder of 2007 and 2008, 23 engines for a gross purchase price of $203.4 million, for delivery from October 2007 to December 2008. As at September 30, 2007, non-refundable deposits paid related to this purchase commitment were $4.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines.  The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines.  Our 2007 and 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

We have entered into a new lease for office space in Novato, California that covers approximately 18,000 square feet of office space effective November 1, 2007. The total rent commitment is approximately $3.5 million for a seven year period expiring October 31, 2014.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.8 million as of September 30, 2007.

Nine Months Ending September 30, 2007 (in thousands)

Investment as of December 31, 2006	$9,122

Investment	765
Earnings from joint venture	455
Distribution	(1,530)
Investment as of September 30, 2007	$8,812

5.  Long Term Debt

At September 30, 2007, notes payable consists of loans totaling $536.5 million payable (net of discount of $2.1 million) over periods of five months to 13 years with interest rates varying between approximately 6.3% and 11.1% (excluding the effect of our interest rate derivative instruments).  At September 30, 2007, we had revolving and warehouse credit facilities totaling approximately $388.4 million with $48.9 million in funds available to us as discussed below.

At September 30, 2007, we had a $217.0 million revolving credit facility with $172.5 million outstanding. On June 7, 2007, an amendment lowered pricing by 0.5%, extended the maturity date of the facility by one year and increased the maximum credit available under the facility from $250.0 to $300.0 million. On November 8, 2007, the capacity on this facility was increased further, from $217.0 million to $242.0 million. This facility is used to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. The revolving period ends in June 2009 and the final maturity is June 2010. The interest rate on this facility at September 30, 2007 was LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. At September 30, 2007, $44.5 million was available under this facility.

At September 30, 2007, we had $190.9 million of WEST term notes and $167.0 million of WEST warehouse notes. The term notes are divided into $166.7 million Series A1 notes and $24.2 million Series B1 notes. The warehouse notes are divided into $147.0 million Series A2 notes and $20.0 million Series B2 notes. On April 16, 2007, the warehouse notes were increased by an aggregate of $57.9 million to $171.4 million. At September 30, 2007 approximately $4.4 million was available under these warehouse notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At September 30, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2007, interest on the Series B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2007, interest on the series B2 notes is one-month LIBOR plus a margin of 2.75%. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

We are currently working with our investment banker on the second issuance of WEST, which closed initially in August 2005, which will provide additional long term capital and the establishment of a new warehouse facility that will provide added borrowing capacity to fund future growth. As part of the process, the existing WEST B1 notes were purchased by our investment banker in the period and then re-sold to a different investor. The terms of the notes related to collateral and restricted cash were amended in preparation for the second issuance of WEST. As a result of this transaction, we wrote off approximately $1.5 million of unamortized B1 note debt issuance costs in the period. Despite this change in ownership, the B1 notes interest rate, principal payments and maturity date remain the same.

At September 30, 2007 and 2006, one-month LIBOR was 5.12% and 5.32%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2007 (dollars in thousands):

Year Ending December 31,

2007	$7,155
2008	29,026
2009	27,415
2010 (includes $172.5 million outstanding on revolving credit facility)	199,924
2011	32,422
2012 and thereafter	242,601
$538,543

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as 99% of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2007, we were a party to interest rate swap agreements with notional outstanding amounts of $275.0 million, remaining terms of between three and fifty-four months and fixed rates of between 3.32% and 5.05%. The fair value of these swaps at September 30, 2007 was negative $2.6 million, and represented the estimated amount we would pay if we terminated the swaps.

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

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. Commencing December 1, 2005 we applied hedge accounting and accounted for the change in fair value of our cash flow hedges through other comprehensive income. The fair value of those derivative instruments is measured at each balance sheet date and recorded on the balance sheet as assets or liabilities under derivative instruments. The change in fair value for derivatives not qualifying for hedge accounting is recorded in the income statement as part of realized and unrealized (gains) and losses on derivative instruments in net finance costs. The changes to the components of realized and unrealized (gains) and losses on derivative instruments for each of the three and nine months ended September 30, 2007 and 2006 are shown in the following table (dollars in thousands):

	Three Months Ending September 30,		Nine Months Ending September 30,
Increase (decrease) to net finance costs	2007	2006	2007	2006
Change in fair value of derivative instruments	$—	—	—	(169)
Cash settlement expense	—	—	—	16
Total realized and unrealized gains from derivative instruments	$—	—	—	(153)

Based on the estimated forward rate of LIBOR at September 30, 2007, we anticipate that net finance costs will be increased by approximately $0.1 million for the 12 months ending September 30, 2008 due to the interest rate derivative contracts currently in place.

7.  Stock-Based Compensation Plan

Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted:  10,000 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance.   Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grant, $11.39 per share. The Plan terminates on May 24, 2017.

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

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected maintenance cost.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received were recorded in maintenance reserves until such time as maintenance costs were reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures exceeded the reserve and, under our capitalization policy, the expenditure extended the original life or improved the functionality of the asset, the incremental expenditure was capitalized.  The maintenance reserves were considered in our impairment analysis. In that analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value. Maintenance reserves were included as part of the calculation of gain on sale when an engine was sold.

Commencing in 2007 and applied retrospectively, use fees received are recognized in revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserves until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change.

Results of Operations

Three months ended September 30, 2007, compared to the three months ended September 30, 2006:

Leasing Related Activities. Lease related revenue for the quarter ended September 30, 2007, increased 12.9% to $29.8 million from $26.4 million for the comparable period in 2006. Lease rents increased by $4.5 million or 25.6% due to an increase in the amount of equipment on lease and higher utilization of lease assets. Use fee revenues decreased $1.1 million or 11.9% in the year ago period resulting from the termination of several long term leases. At September 30, 2007 and 2006, approximately 93% and 89% respectively of equipment held for lease by book value were on-lease. The aggregate of net book value of lease equipment at September 30, 2007 and 2006, was $699.7 million and $585.8 million, respectively.

During the quarter ended September 30, 2007, we added $65.3 million of equipment and capitalized costs to the lease portfolio.

During the quarter ended September 30, 2006, we added $33.5 million of equipment and capitalized costs to the lease portfolio and sold four engines and other related equipment generating net gain of $3.2 million.

Depreciation Expense. Depreciation expense increased 35.6% to $8.3 million for the quarter ended September 30, 2007 from the comparable period in 2006, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types. It is our policy to review estimates of useful life and residual values on certain older engine types regularly to estimate better the rate of depreciation over the useful life of these engines. Beginning April 1, 2007 we changed the depreciation estimate related to certain older engine types, which resulted in a $1.6 million increase in depreciation during the three month period ended September 30, 2007.

Net finance costs. Net finance costs include interest expense, interest income and realized and unrealized gains on derivative instruments as well as loss upon extinguishment of debt. Interest expense increased 21.6% to $9.9 million for the quarter ended September 30, 2007, from the comparable period in 2006, due to an increase in average debt outstanding for the quarter ended September 30, 2007, from the comparable period in 2006. Interest income increased 28.5% to $1.0 million for the quarter ended September 30, 2007, from the comparable period in 2006, due to an increase in deposit balances. For the quarter ended September 30, 2007, approximately $1.5 million in deferred loan fees were written off related to the change in ownership of the WEST B1 notes.

General and Administrative Expenses. General and administrative expenses increased 1% to $5.3 million for the quarter ended September 30, 2007, from the comparable period in 2006, mainly due to increased personnel and technical service costs which was partially offset by decreased travel and entertainment and engine maintenance and freight costs.

Income Taxes. Income tax expense for the quarters ended September 30, 2007 and 2006, was $2.3 million and $4.3 million, respectively. The effective tax rates for the quarters ended September 30, 2007 and 2006, were 38.3% and 38.7%, respectively. During the three months ended September 30, 2007, a discrete tax item of $177,000 was recognized which resulted from a change in estimate for the 2007 state effective tax rate. Prior to this adjustment, the effective tax rate for the quarter ended September 30, 2007 was 35.4%. During the three months ended September 30, 2006, a discrete tax item of $510,000 was recognized which resulted from a change in estimate for the 2006 state effective tax rate. Prior to this adjustment, the effective tax rate for the quarter ended September 30, 2006 was 34.0%. The net increase in effective tax rate was due to the decrease in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006.

Nine months ended September 30, 2007, compared to the nine months ended September 30, 2006:

Leasing Related Activities. Lease related revenue for the nine months ended September 30, 2007, increased 5.9% to $86.1 million from $81.3 million for the comparable period in 2006 with an increase in lease rents offsetting a drop in use fee revenues. Lease rents increased by $11.3 million or 22.0% due to an increase in the amount of equipment on lease and strong utilization of lease assets. Use fee revenues decreased $6.5 million or 21.8% from the prior period due to the recording in 2006 of $14.1 million of use fees related to nine long term leases terminated with a single customer in the nine months ended September 30, 2006.  For the nine months ending September 30, 2007 and 2006, approximately 93% and 90% respectively of equipment held for lease by book value was on-lease. The aggregate of net book value of leased equipment at September 30, 2007 and 2006, was $699.7 million and $585.8 million, respectively.

During the nine months ended September 30, 2007, we added $129.4 million of equipment and capitalized costs to our lease portfolio and sold two engines and other related equipment generating a net gain of $1.3 million.

During the nine months ended September 30, 2006, we added $100.4 million of equipment and capitalized costs to our lease portfolio and sold eight engines and other related equipment generating a net gain of $3.0 million.

Depreciation Expense. Depreciation expense increased 13.7% to $22.7 million for the nine months ended September 30, 2007 from the comparable period in 2006, due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. Beginning April 1, 2007, we changed the depreciation estimate related to certain older engine types in our portfolio.  It is our policy to review estimates regularly to reflect more accurately the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in a $2.8 million increase in depreciation during the nine months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses increased 20.1% to $17.0 million for the nine months ended September 30, 2007, from the comparable period in 2006, mainly due to higher personnel costs and increased technical service and engine maintenance and freight costs related to increased lease activity.

Write-down of equipment. Write-down of equipment to their estimated fair value totaled $2.1 million for the nine months ended September 30, 2007, due to management’s decision to consign four engines for part out and sale.

Net Finance Costs. Net finance costs include interest expense, interest income and realized and unrealized gains on derivative instruments as well as loss upon extinguishment of debt. Interest expense increased 21.2% to $27.9 million for the nine months ended September 30, 2007, from the comparable period in 2006, due to increases in interest rates and increased average debt outstanding for the nine months ended September 30, 2007, from the comparable period in 2006. Interest income increased 27.3% to $2.8 million for the nine months ended September 30, 2007, from the comparable period in 2006, due to an increase in deposit balances and increased interest rates. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the nine months ended September 30, 2006 and had no impact on finance costs in the nine months ended September 30, 2007. We are currently working with our investment banker on the second issuance of WEST, which closed initially in August 2005, which will provide additional long term capital and the establishment of a new warehouse facility that will provide added borrowing capacity to fund future growth. As part of the process, the existing WEST B1 notes were purchased by our investment banker in the period and then re-sold to a different investor. As a result of this transaction, we wrote off approximately $1.5 million of unamortized B1 note debt issuance costs in the period. Despite this change in ownership, the B1 notes interest rate, principal payments and maturity date remain the same.

Income Taxes. Income tax expense for the nine months ended September 30, 2007 and 2006 was $7.4 million and $11.0 million, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 37.0% and 36.8%, respectively. The increase in effective tax rate was due to the decrease in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006.

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

The FSP changes have resulted in an increase in capital expenditures and impairment charges related to prior periods.  As at December 31, 2006, we recorded a cumulative increase in capital expenditures of $16.3 million and recorded impairment expense totaling $28.8 million in prior periods.

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

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $131.6 million and $123.4 million, in the nine-month periods ended September 30, 2007 and 2006, respectively, was derived from this activity. In these same time periods $60.7 million and $101.7 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $28.3 million and $33.0 million in the nine-month periods ended September 30, 2007 and 2006, respectively.

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

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $122.3 million and $118.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, use fees and interest expense. Note that cash received from reserves arrangements is restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates continues to narrow in 2007, although this trend has reversed itself recently. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 93%, by book value, of our assets were on-lease at September 30, 2007, compared to approximately 89% at September 30, 2006, and the average utilization rate for the nine-month period ended September 30, 2007, was 93% compared to 90% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2007, notes payable consists of loans totaling $536.5 million payable over periods of five months to 13 years with interest rates varying between approximately 6.3% and 11.1% (excluding the effect of our interest rate derivative instruments). The significant facilities are described below.

At September 30, 2007, we had a $217.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2007, $44.5 million was available under this facility. The revolving facility was amended on June 7, 2007 and ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at September 30, 2007, was 1-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WLFC-AC1 and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $217.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement. On November 8, 2007, the capacity on this facility was increased further, from $217.0 million to $242.0 million.

At September 30, 2007, we had $190.9 million of WEST term notes and $167.0 million of WEST warehouse notes. The term notes are divided into $166.7 million Series A1 notes and $24.2 million Series B1 notes. The warehouse notes are divided into $147.0 million Series A2 notes and $20.0 million Series B2 notes. On April 16, 2007, the warehouse notes were increased by an aggregate of $57.9 million to $171.4 million. At September 30, 2007 approximately $4.4 million was available under these warehouse notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our other affiliates. WEST is consolidated for financial statement presentation purposes. At September 30, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2007, interest on the Series B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2007, interest on the series B2 notes is one-month LIBOR plus a margin of 2.75%. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

We are currently working with our investment banker on the second issuance of WEST, in which the existing warehouse notes are to be converted to term notes and a new warehouse facility established to provide additional borrowing capacity in support of future growth. As part of the process, the existing WEST B1 notes were purchased by our investment banker in the period and then re-sold to a different investor. The terms of the notes related to collateral and restricted cash were amended in preparation for the second issuance of WEST. As a result of this transaction, we wrote off approximately $1.5 million of unamortized B1 note debt issuance costs in the period. Despite this change in ownership, the B1 notes interest rate, principal payments and maturity date remain the same.

At September 30, 2007 and December 31, 2006, we had warehouse and revolving credit facilities totaling approximately $388.4 million and $330.6 million, respectively. At September 30, 2007, and December 31, 2006, respectively, approximately $48.9 million and $76.0 million were available under these combined facilities. Included in the $48.9 million available at September 30, 2007 is $44.5 million available under the revolving credit facility that ends in June, 2009 with a final maturity in June 2010.

At September 30, 2007 and December 31, 2006, one-month LIBOR was 5.12% and 5.32%, respectively.

Approximately $532.3 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 80% of an engine purchase and 50% to 80% of an aircraft or spare parts purchase under these facilities.  We must have other funds available for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2007.

We have commitments to purchase, during the remainder of 2007 and 2008, 23 engines for a gross purchase price of $199.0 million, for delivery from October 2007 to December 2008.

The lease of our office premises in Sausalito expires on December 31, 2007. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in December 2007. We have entered into a new lease for office space in Novato, California that covers approximately 18,000 square feet of office space effective November 1, 2007. The total rent commitment is approximately $3.5 million and expires October 31, 2014.

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

Management of Interest Rate Exposure

At September 30, 2007, $536.6 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $275.0 million, with remaining terms of between three and fifty-four months and fixed rates of between 3.32% and 5.05%.

The cash settlements on these derivative instrument arrangements reduced expense by $1.6 million for each of the nine month periods ended September 30, 2007 and September 30, 2006. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the nine month period ended September 30, 2007. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of floating rate debt during the remainder of 2007.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 37% of our common stock as of December 31, 2006. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases would generate lease revenue of approximately $0.4 million in 2007 and $2.0 million in 2008. These aircraft and engines have a net book value of $9.1 million at September 30, 2007. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 ($52,000 per month) which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. The deferred balance will be repaid in monthly installments by Island Air commencing April 2008. In addition, our leases with Island Air are currently being restructured and will be amended in November 2007. After taking into account the deferred amounts, Island Air remains current on all obligations and no provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the nine months ended September 30, 2007, sales were $50,000.  The book value for the parts consigned to J.T. Power as of September 30, 2007 was $0. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to J.T. Power available spare engines. J.T. Power will pay us a fee equal to a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned revenue of $68,000 during the nine months ended September 30, 2007, and paid $16,000 in commission under this program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $536.6 million (99%) of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.6 million (in 2006, $2.3 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be reduced by approximately $2.0 million for the year ending December 31, 2007, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine-month period ended September 30, 2007, 84% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of September 30, 2007, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that as of September 30, 2007, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2007

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)