Form 10-K
period 2007-12-31
WILLIS LEASE FINANCE CORP
filed 2008-03-31
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-15369

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

773 San Marin Drive, Suite 2215, Novato, CA	94998
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 408-4700

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $61.6 million (based on a closing sale price of $11.62 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 26, 2008 was 8,642,885.

The Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION
2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                                                     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines. Our strategy is to provide leasing services to a diversified group of customers worldwide. In particular, we provide this service to commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”).

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

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2007, we had a total lease portfolio consisting of 144 engines and related equipment, four aircraft, two helicopters and three spare parts packages with 61 lessees in 30 countries and an aggregate net book value of $742.3 million. We also seek, from time to time, to act as leasing agent of engines for other parties.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently leased to Emirates with remaining lease terms of 66 and 68 months. Our investment in the joint venture is $8.8 million.

We are a Delaware corporation, incorporated in 1996. Our executive offices are located at 773 San Marin Drive, Suite 2215, Novato, California 94998. We transact business directly and through our subsidiaries unless otherwise indicated.

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

At the August 2005 closing, WEST agreed to acquire 61 engines from us by acquiring WEST Engine Funding LLC (58 engines) and three engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements.

WEST acquired these engines from us with the net proceeds of the issuance of $228.3 million aggregate principal amount of secured term notes issued by WEST (also called the Series 2005-A1 Floating Rate Notes and Series 2005-B1 Floating Rate Notes) (collectively, the “Asset-Backed Securitization”). We used these funds net of a $3.0 million discount on the Series 2005 A-1 Floating Rate Notes to pay off $203.7 million of our indebtedness, pay transaction expenses of approximately $6.4 million, fund the liquidity facilities for the trust of approximately $9.4 million and received cash of approximately $6.0 million for general corporate purposes. WEST also provides a warehouse financing facility of approximately $171.4 million in aggregate principal amount of secured revolving notes (also called Series 2005-A2 Floating Rate Notes and Series 2005-B2 Floating Rate Notes), which was increased by $57.8 million from $113.6 million on April 16, 2007. The warehouse facility funds are used to acquire additional engines for lease, to maintain engines and pay certain amounts on WEST’s term notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. The warehouse facility funds are used to acquire additional engines for lease, to maintain engines and pay certain amounts on WEST’s term notes.

WEST gives us the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both us and the investors. The Asset-Backed Securitization provides a significant improvement to our capital structure by better matching debt maturity to asset life. It includes a warehouse facility to provide additional borrowing capacity, which offers new capital to fund growth and, more importantly, provides a structure for regular placement of additional term notes in the future as the warehouse matures.

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

ENGINE LEASING

As of December 31, 2007, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Although we have no current plans to enter into finance leases, we may decide to enter into finance leases in the future. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

We describe all of our current leases as triple-net operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards and the required condition of the engine upon return at the end of the lease. During the term of the lease, we generally require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates. We lease our assets under both short and long term leases. Short term leases are generally for periods of less than one year. Under many of our leases the lessee pays use fees designed to cover expected future maintenance costs (often called maintenance reserves) which are reimbursable for certain maintenance expenditures. Under long term leases, at the end of the lease the accumulated use fees are retained by us to fund future maintenance not performed by the lessee as indicated by the remaining use fees. Under short-term leases and certain medium-term leases, we may undertake a portion of the maintenance and regulatory compliance risk. For these leases, the lessee has no claim to the maintenance reserves paid to us throughout the term of the lease. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee which is typically the case with short term leases. Use fees that are reimbursable under longer term leases are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue.

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

At the commencement of a lease, we may collect, in advance, a security deposit normally equal to at least one month’s lease payment. Under the terms of some of our leases, during the term of the lease, the lessees pay amounts to us based on usage of the engine, which are referred to as maintenance reserves or use fees, which are designed to cover the expected future maintenance costs. The security deposit is returned to the lessee after all lease return conditions have been met. For those leases in which the maintenance reserves are reimbursable to the lessee, maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the engine to us, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee.

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

As of December 31, 2007, we had a total lease portfolio of 144 aircraft engines and related equipment, three spare parts packages, four aircraft, two helicopters and various parts and other engine-related equipment with a cost of $877.1 million in our lease portfolio. As of December 31, 2006, we had a total lease portfolio of 131 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with a cost of $714.0 million in our lease portfolio.

As of December 31, 2007, minimum future rentals under noncancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2008	$61,350
2009	38,371
2010	29,013
2011	17,159
2012	10,568
Thereafter	18,246
$174,707

As of December 31, 2007, we had 61 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 30 countries. We do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2007, we owned four DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Hawaii Island Air (Island Air). Island Air leases the aircraft from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.0 million in 2008 and $0.1 million in 2009. These aircraft have a net book value of $8.0 million.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is our President, CEO and Chairman of our Board of Directors and owns approximately 34% of our common stock as of December 31, 2007. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors in 2007 and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. In response to the continuing difficult competitive environment in Hawaii, our leases with Island Air are currently being restructured and amended effective October 2007. After taking into account the deferred amounts, Island Air remains current on all obligations except for $32,000 in overdue rent related to November-December 2007 and $144,000 in overdue rent related to March 2008. No provision has been made for any loss.

As of December 31, 2007, we owned two new Bell 412EP helicopters with a net book value of $16.4 million, which were off-lease at period end. The assets were purchased on December 21, 2007. We intend to place these assets on an operating lease with a helicopter operator in 2008.

Our aircraft and helicopter leases are “triple-net” leases and the lessee is responsible for making the full lease payment and paying any other expenses associated with the use of the aircraft, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. In addition, the lessee is responsible for normal maintenance and repairs, engine and airframe overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. Maintenance reserves are designed to cover the expected maintenance costs. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft and helicopters. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft or helicopters upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft or helicopter is not in operation due to maintenance or grounding.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture at December 31, 2007 is $8.8 million.

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

While our leasing and reselling business is not regulated, the aircraft, helicopters, engines and engine parts that we lease and sell to our customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Presently, whenever necessary, with respect to a particular engine or engine component, we utilize FAA and/or JAA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2007, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 84% of our engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in Euros or other foreign currencies. In 2007 we lease our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2007, 2006 and 2005. No single country other than the United States accounted for more than 10% of our lease rent revenue for any of those periods. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
	(dollars in thousands)
United States	$13,831	16%	$9,441	14%	$10,167	16%
Mexico	5,863	7	4,093	6	4,658	8
Australia/New Zealand	—	—	53	—	—	—
Europe	28,863	34	25,910	37	22,716	36
South America	11,049	13	8,749	13	9,985	16
Asia	20,705	24	12,809	18	9,649	15
Africa	1,212	1	1,094	2	780	1
Middle East	4,561	5	7,081	10	5,164	8
Total	$86,084	100%	$69,230	100%	$63,119	100%

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

On February 7, 2006, we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock, is traded on the NASDAQ National Market under the symbol WLFCP, and is scheduled to be changed by NASDAQ to WLFC-A on April 7, 2008.

EMPLOYEES

As of December 31, 2007, we had 52 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

•                  concerns about security, terrorism, war, public health and political instability;

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

•                  industry capacity, utilization and general market conditions

•                  market prices for aviation equipment.

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

We carry the risk of  maintenance for our lease assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Approximately 44 of our leases comprising 25.3% of the net book value of our on-lease engines at December 31, 2007 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

Our leases make the lessees primarily responsible for maintaining the engines, keeping related records and complying with governmental directives and manufacturer requirements. Over time, certain lessees have experienced and may experience in the future, difficulties in meeting their maintenance and recordkeeping obligations as specified by the terms of our leases.

Our ability to determine the condition of the engines and whether the lessees are properly maintaining our engines is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•                  a grounding of the related engine;

•                  a repossession which would likely cause us to incur additional and potentially substantial expenditures in restoring the engine to an acceptable maintenance condition, which may or not be capitalizable for accounting purposes;

•                  a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine;

•                  loss of lease revenue while we perform refurbishments or repairs and recreate records; and

•                  a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine.

Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. If an engine is damaged during a lease and we are unable to recover from the lessee or insurance, we may incur a loss.

Our operating results vary and comparisons to results for preceding periods may not be meaningful.

Due to a number of factors, including the risks described in this ITEM 1A, our operating results may fluctuate. These fluctuations may also be caused by:

•                  the timing and number of purchases and sales of engines;

•                  the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amount of maintenance reserves may have accumulated;

•                  the termination or announced termination of production of particular aircraft and engine types;

•                  the retirement or announced retirement of particular aircraft models by aircraft operators;

•                  the operating history of any particular engine or engine model;

•                  the length of our operating leases; and

•                  the timing of necessary overhauls of engines.

These risks may reduce our engine utilization rates, lease margins, maintenance reserve revenues, proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and costs of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates, the appraised and resale value of engines and increase the time and costs incurred to lease or sell engines.

We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful and that results of prior periods should not be relied upon as an indication of our future performance.

Our customers face intense competition and some carriers are in troubled financial condition.

The commercial aviation industry deteriorated sharply in 2001 and 2002 as a result of many factors, including the September 11, 2001 terrorist attacks and the related slowdown in economic activity. Since that time, we believe that airline traffic has substantially recovered. We cannot give assurance that delinquencies and defaults on our leases will not increase when the market for engine operating leases experiences its next cyclical downturn.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2007, we had an aggregate of approximately $776,000 in lease rent and $1,216,000 in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy, and a number of such airlines have ceased operations. Carriers often announce aircraft disposal plans which could affect the market for spare aircraft engines and the values of spare engines if they are removed from the aircraft and separately placed in the market. We also lease aircraft and engines to Hawaii Island Air, Inc. (“Island Air”), which operates exclusively in Hawaii, a challenging airline market in which two carriers entered bankruptcy in 2003 and 2004, and currently in the throes of a fare war. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors in 2007 and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. In response to the continuing difficult competitive environment in Hawaii, our leases with Island Air are currently being restructured and amended effective October 2007. After taking into account the deferred amounts, Island Air remains current on all obligations except for $32,000 in overdue rent related to November-December 2007 and $144,000 in overdue rent related to March 2008. No provision has been made for any loss.

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

Civil aviation regulation

Users of engines are subject to general civil aviation authorities, including the FAA and Joint Aviation Authorities in Europe, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine types or series of specific engines that must be implemented for the engine to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine or particular engine parts. Each lessee of an engine generally is responsible for complying with all airworthiness directives. However, if the engine is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

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

Our leasing activities generate significant tax depreciation, which has contributed to our net operating loss carryforward for tax purposes. We also have benefited from the Extraterritorial Income Exclusion which significantly reduced our effective tax rate. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, this benefit was phased out completely as of December 31, 2006 and our effective tax rate has increased and is now representative of the statutory rate. Changes in tax laws or accounting principles that affect our recognition of revenues or expenses could have a material adverse affect on our business.

In addition, our lessees enjoy favorable accounting and tax treatment by using operating leases. Changes in tax laws or accounting principles that make operating leases less attractive to our lessees could have a material adverse affect on demand for our leases and on our business.

Allegations that our aircraft, engines or parts caused bodily injury or property damage expose us to liability claims.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has decreased from approximately 5.32% on December 31, 2006 to approximately 4.60% on December 31, 2007. Despite this year over year reduction at December 31, the yearly average one-month LIBOR rate for 2007 increased to 5.28% from 5.09% in 2006.

We have risks in managing our portfolio of engines to meet customer needs.

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines that we expect will experience obsolescence or declining usefulness in the foreseeable future. The WEST securitization facility limits our sale of certain engines in that facility during any 12 month period to 10% of the “average aggregate adjusted borrowing value” of the engines during any 12 month period, which may inhibit engine sales that we otherwise believe should be pursued. We can give no assurance that we can successfully manage our engine portfolio to reduce these risks.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.

In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine purchases as well as to service our payment obligations to our creditors as they become due despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NUMEROUS FACTORS MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK AND OUR PREFERRED STOCK

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

For the year ended December 31, 2007, 84% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to the engines. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine. Such liens may have priority over our interest as well as our creditors’ interest in the engines, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines. We cannot give assurance that our lessees will comply with their obligations to discharge third party liens on our engines. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess the engines.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our small staff to address the regulations. We complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our assessment of internal controls over financial reporting. We must comply with Section 404b of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2009 when our auditors will audit internal controls for the first time. Such compliance  requires us to incur considerable costs on audit and consulting fees and require significant management time that will adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2007, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,854,559 shares of our common stock, representing approximately 34% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

ITEM 2.               PROPERTIES

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The lease rental commitment is approximately $347,000 for 2008. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitment is approximately $121,000. We also lease office space in Shanghai, China. The lease expires December 31, 2008 and the remaining lease commitment is approximately $50,000.

ITEM 3.               LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2007.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 24, 2008 there were approximately 1,638 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2007 and 2006, as reported by NASDAQ, are set forth below:

	2007		2006
	High	Low	High	Low
First Quarter	$10.60	$10.09	$11.20	$8.02
Second Quarter	11.92	10.20	11.24	8.50
Third Quarter	14.84	11.19	9.91	7.50
Fourth Quarter	16.40	11.18	10.93	9.10

During the years ended December 31, 2007 and 2006 we did not pay cash dividends to our common stockholders. We have not made any dividend payments to our common stockholders since our inception as all available cash has been utilized for the business.  We have no intention of paying dividends on our common stock in the foreseeable future.  In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,363,311	$7.12	1,744,596
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,363,311	$7.12	1,744,596

ITEM 6.               SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial data and operating information. The financial data for 2006 and prior years has been adjusted to reflect changes in accounting related to the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities.  See further discussion in “Critical Accounting Policies and Estimates.” The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	As Adjusted 2006	As Adjusted 2005	As Adjusted 2004 (unaudited)	As Adjusted 2003 (unaudited)
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$86,084	$69,230	$63,119	$58,177	$56,977
Maintenance reserve revenue	28,169	32,744	15,983	13,045	8,756
Gain (Loss) on sale of leased equipment	6,876	3,781	(1,844)	360	1,454
Other income	768	300	366	677	520
Total revenue	$121,897	$106,055	$77,624	$72,259	$67,707

Net income	$17,664	$17,886	$3,641	$3,328	$7,305

Net income attributable to common shareholders	$14,536	$14,941	$3,641	$3,328	$7,305

Basic earnings per common share	$1.79	$1.63	$0.40	$0.37	$0.83
Diluted earnings per common share	$1.66	$1.56	$0.38	$0.36	$0.82
Balance Sheet Data:
Total assets	$868,590	$730,019	$646,452	$574,020	$552,881
Debt (includes capital lease obligation)	$567,108	$465,249	$407,551	$369,840	$362,395
Shareholders’ equity	$174,652	$164,002	$127,761	$123,293	$119,042

Lease Portfolio:
Engines at end of the period	144	131	124	115	119
Spare parts packages at the end of the period	3	3	3	3	4
Aircraft and Helicopters at the end of the period	6	4	5	5	7

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” We have no current plans to enter into finance leases although we may do so in the future. As of December 31, 2007, we had 61 lessees in 30 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2007, our total lease portfolio consisted of 144 engines and related equipment, four aircraft, two helicopters and three spare engine parts packages with an aggregate net book value of $742.3 million. On December 30, 2005, we entered into a joint venture with Oasis International Leasing (USA), Inc., called WOLF. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engine. These engines are the most widely used engines in the world, powering Airbus, Boeing, and McDonnell Douglas aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairmentsand bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2007, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 17 engines having a net book value of $22.4 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by us, upon sale of the equipment, a loss may be realized. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of the engines.  Beginning July 1, 2006, we changed the depreciation estimate related to the residual value of certain engines for which marketability has improved in the prior year. This change in depreciation estimate resulted in a $1.5 million decrease in depreciation during 2006 and on an annual basis will result in a decrease in depreciation expense of $2.6 million per year assuming no change in our portfolio. Beginning April 1, 2007, we changed the depreciation estimate related to certain older engine types in our portfolio. This change in depreciation estimate resulted in a $3.3 million increase in depreciation during 2007 and on an annual basis will result in a increase in depreciation expense of $4.4 million per year assuming no change in our portfolio.

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

Accounting for Planned Major Maintenance Activities. On September 8, 2006 the Financial Accounting Standard Board (FASB) posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the previously allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and  has been applied retrospectively for all financial statements presented.

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected future maintenance costs.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received were recorded as a maintenance reserve liability until such time as maintenance costs were reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures exceeded the maintenance reserve liability and, under our capitalization policy, the expenditure extended the original life or improved the functionality of the asset, the incremental expenditure was capitalized.  The maintenance reserves were considered in our impairment analysis. In that analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value. Maintenance reserves were included as part of the calculation of gain on sale when an engine was sold.

Commencing in 2007 and applied retrospectively, use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change. Income taxes would increase or decrease accordingly depending on the recognized revenue and expenses associated with the adoption of the accounting change.

The impact of implementing the FSP on the financial statements is a reduction in maintenance reserve liability by $34.4 million and an increase in shareholders’ equity by $16.9 million as of December 31, 2006. The analysis of year over year performance below is based on our consolidated financial statements as adjusted for the adoption of the FSP.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Revenue is summarized as follows:

	Year ended December 31,
	2007		As Adjusted 2006
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$86,084	70.6%	$69,230	65.3%
Maintenance reserve revenue	28,169	23.1	32,744	30.9
Gain on sale of leased equipment	6,876	5.7	3,781	3.5
Other income	768	0.6	300	0.3
Total	$121,897	100.0%	$106,055	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2007, increased 24.3% to $86.1 million from $69.2 million for the comparable period in 2006. This increase primarily reflects a growth in the size of the lease asset portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of leased equipment at December 31, 2007 and 2006, was $742.3 million and $602.3 million, respectively, an increase of 23.2%. Lease rent revenues also increased due to stronger utilization of lease assets in 2007 compared to a year ago. At December 31, 2007, and 2006, respectively, approximately 91% and 90% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2007, was 93% compared to 90% in the prior year. During the year ended December 31, 2007, 22 engines and 2 helicopters were added to our lease portfolio at a total cost of $201.1 million (including capitalized costs). During the year ended December 31, 2006, 18 engines were added to our lease portfolio at a total cost of $142.5 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2007, decreased 14.0% to $28.2 million from $32.7 million for the comparable period in 2006. This decrease was primarily due to the recording of $14.1 million in maintenance reserve revenue in 2006 related to nine long term leases terminated with a single customer in that year. This decrease was partially offset by the larger lease asset portfolio and an increased amount of equipment on-lease during 2007.

Gain on Sale of Leased Equipment. During the year ended December 31, 2007, we sold 5 engines and various engine-related equipment from the lease portfolio for a net gain of $6.9 million. During the year ended December 31, 2006, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $3.8 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees, and increased $0.5 million due to an increase in the number of engines on lease.

Depreciation Expense. Depreciation expense increased $4.9 million or 18.6% to $31.1 million for the year ended December 31, 2007, from the comparable period in 2006 due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. Beginning April 1, 2007, we changed the depreciation estimate related to certain older engine types in our portfolio. It is our policy to review estimates regularly to reflect more accurately the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in a $3.3 million increase in depreciation in 2007.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $3.8 million for the year ended December 31, 2007, an increase of $0.4 million from the $3.4 million recorded in the comparable period in 2006. Write-downs on held for use equipment  totaled $1.7 million for the year ended December 31, 2007, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $2.1 million for the year ended December 31, 2007 due to a management decision to consign four engines for part out and sale. Write-downs on held for use equipment to their estimated fair values  totaled $2.8 million for the year ended December 31, 2006, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $0.6 million for the year ended December 31, 2006 due to a management decision to dispose of, rather than repair, two engines.

Net Finance Costs. Net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 20.0% to $37.9 million for the year ended December 31, 2007, from the comparable period in 2006, due to increases in interest rates and average debt outstanding. Interest income for the year ended December 31, 2007, increased to $3.8 million from $3.1 million for the year ended December 31, 2006, due to an increase in deposit balances and increased interest rates. The majority of our interest rates are tied to one-month US dollar LIBOR which decreased from 5.32% at December 31, 2006 to 4.60% at December 31, 2007. Despite this year over year reduction at December 31, the yearly average one-month LIBOR rate for 2007 increased to 5.28% from 5.09% in 2006 due to increases in the rate throughout 2006 and the first three quarters of 2007, before falling in the fourth quarter. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the year ended December 31, 2006 and had no impact on finance costs for the year ended December 31, 2007. During all periods up to December 1, 2005, we accounted for our interest rate swaps as speculative hedges with changes in fair value recorded through the income statement.

We recorded $2.7 million as a loss upon extinguishment of debt in 2007 due to the change in ownership of our WEST Series 2005-B1 Floating Rate Notes and a portion of the existing WEST Series 2005-A1 Floating Rate Notes. We are currently working with our investment banker on the second issuance of WEST which closed initially in August 2005. The second issuance will provide additional long term capital and the establishment of a new warehouse facility provides added borrowing capacity to fund future growth. As part of the process, the existing WEST Series 2005-B1 Floating Rate Notes were purchased by our investment banker in 2007 and then re-sold to a different investor. Also, as a result of this process, $33.1 million of existing WEST Series 2005-A1 Floating Rate Notes were sold by an investor to a different investor. As a result of these transactions, we wrote off approximately $1.5 million and $0.8 million of unamortized WEST Series 2005-B1 Floating Rate Note debt issuance costs and WEST Series 2005-A1 Floating Rate Note debt issuance costs, respectively. The change in ownership of the WEST Series 2005-A1 Floating Rate Notes also resulted in the write off of $0.4 million in unamortized WEST Series 2005-A1 Floating Rate Note purchase discount in 2007.

General and Administrative Expenses. General and administrative expenses increased 7.4% to $23.1 million for the year ended December 31, 2007, from the comparable period in 2006 due mainly to increases in employment related costs ($1.8 million), administration and insurance expense ($0.3 million), consulting fees ($0.1 million), technical services, engine maintenance and freight ($0.1 million) and offset by reductions in travel and entertainment ($0.4 million), and accounting and legal services ($0.6 million).

Income Taxes. Income taxes for the year ended December 31, 2007, increased to $10.1 million from $9.1 million for the comparable period in 2006 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2007, was 37.8% compared to 33.7% for the prior year due to the decrease in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenue is summarized as follows:

	Year ended December 31,
	As Adjusted 2006		As Adjusted 2005
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$69,230	65.3%	$63,119	81.3%
Maintenance reserve revenue	32,744	30.9	15,983	20.6
Gain (Loss) on sale of leased equipment	3,781	3.5	(1,844)	(2.4)
Other income	300	0.3	366	0.5
Total	$106,055	100.0%	$77,624	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2006, increased 9.7% to $69.2 million from $63.1 million for the comparable period in 2005. This increase primarily reflects higher average lease rate factors (the monthly rent on the engines divided by the net book value of the engines), offset by an increased amount of equipment off-lease. The aggregate of net book value of leased equipment at December 31, 2006 and 2005, was $602.3 million and $531.7 million, respectively, an increase of 13.3%. At December 31, 2006, and 2005, respectively, approximately 90% and 91% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2006, was 90% compared to 91% in the prior year. During the year ended December 31, 2006, 18 engines were added to our lease portfolio at a total cost of $142.5 million  (including capitalized costs). During the year ended December 31, 2005, 20 engines were added to our lease portfolio at a total cost of $109.5 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2006, increased 104.9% to $32.7 million from $16.0 million for the comparable period in 2005. This increase was primarily due to the recording of $14.1 million in maintenance reserve revenue in 2006 related to nine long term leases terminated with a single customer in that year.

Gain (Loss) on Sale of Leased Equipment. During the year ended December 31, 2006, we sold 11 engines and various engine-related equipment from the lease portfolio for a net gain of $3.8 million. During the year ended December 31, 2005, we sold 11 engines and various engine-related equipment from the lease portfolio for a net loss of $1.8 million.

Other Income. Our other income consists primarily of management fee income, and decreased $0.1 million due to fewer engines under management contract.

Depreciation Expense. Depreciation expense increased $0.5 million or 1.8% to $26.3 million for the year ended December 31, 2006, from the comparable period in 2005 due primarily to increase in assets on lease, offset by a change in the depreciation estimate related to the residual value of certain engines for which marketability has improved in the last year.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $3.4 million for the year ended December 31, 2006, a decrease of $3.4 million from the $6.8 million  recorded in the comparable period in 2005. Write-downs on held for use equipment to their estimated fair totaled $2.8 million for the year ended December 31, 2006, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $0.6 million due to management’s decision to dispose of, rather than repair, two engines. Write-downs of held for use equipment to their estimated fair values totaled $6.7 million for the year ended December 31, 2005, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write down of $0.1 million for the year ended December 31, 2005 due to management decision to consign an engine for part out and sale.

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

General and Administrative Expenses. General and administrative expenses increased 22.3% to $21.5 million for the year ended December 31, 2006, from the comparable period in 2005 due mainly to increases in employment related costs ($2.3 million), stock-based compensation expense ($0.7 million), technical services, engine maintenance and freight ($0.8 million), travel and entertainment ($0.4 million), and accounting and legal services ($0.4 million) and offset by reductions in both bad debt expense ($0.5 million) and net operating costs for corporate aircraft ($0.4 million).

Income Taxes. Income taxes for the year ended December 31, 2006, increased to $9.1 million from $1.1 million for the comparable period in 2005 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2006, was 33.7% compared to 22.4% for the prior year due to a higher apportionment of income to the State of California and corresponding increase in the effective state income tax rate. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for our 2008 fiscal year.  In February 2007, the FASB issued SFAS No. 159.  “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides entities upon election to measure financial instruments and certain other items at fair value.  The Company presently does not expect the adoption of SFAS No. 157 and SFAS No. 159 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which modifies the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company presently does not expect the adoption of SFAS No. 141R to have an effect on its financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for the fiscal year beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $191.6 million, $171.9 million and $372.9 million, in the years ended December 31, 2007, 2006 and 2005, respectively, was derived from this activity. In these same time periods $90.5 million, $114.6 million and $335.3 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $55.0 million, $42.9 million and $38.8 million in the years ended December 31, 2007, 2006 and 2005, respectively

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $201.7 million, $166.5 million and $98.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On December 12, 2006 we repurchased 1.3 million shares of our own common stock, or 14% of the shares outstanding, at $9.00 per share for a total cost of $11.7 million from FlightTechnics LLC in a private transaction.  The repurchased shares were cancelled.  As a result of this transaction the total number of common shares outstanding was approximately 8.0 million.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed throughout the first three quarters of 2007, although this trend has reversed itself in the fourth quarter of 2007 and the first quarter of 2008. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 91%, by book value, of our assets were on-lease at December 31, 2007, compared to approximately 90% at December 31, 2006, and the average utilization rate for the year ended December 31, 2007, was 93% compared to 90% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2007, notes payable consists of loans totaling $567.1 million (net of discounts of $1.6 million) payable over periods of 2 months to approximately 15 years with interest rates varying between approximately 5.5% and 10.6% (excluding the effect of our interest rate derivative instruments).

The significant facilities are described below.

At December 31, 2007, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2007, $91.5 million was available under this facility. The revolving facility was amended on June 7, 2007 and the revolving period ends in June 2009 with a final maturity in June 2010. On November 7, 2007, the capacity on this facility was increased from $217.0 million to $242.0 million. In December 2007 the capacity was increased further to $289.0 million. The interest rate on this facility at December 31, 2007, was one-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes were increased by $57.8 million to $171.4 million on April 16, 2007. The 2005 series warehouse notes allow for borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The original term of the 2005 series warehouse notes has been extended by 8 months to March 31, 2008, to allow for the conversion of the warehouse facility and to complete the issuance and sale of the Series 2008-A1 and Series 2008-B1 Floating Rate Notes. The sale of $212.4 million of Series 2008-A1 and $20.3 million of Series 2008-B1 notes closed on March 28, 2008.  Interest on the Series A1 notes and the Series B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series A1 term notes expected maturity is March 2021 and the Series B1 term notes expected maturity is March 2023.

Our investment banker is the holder of $20.3 million of the 2008 Series B1 notes and retains the right to sell the notes in the open market in the event that the  notes are not re-sold to other investors prior to April 30, 2008, upon prior consent being provided by us. In the event a sale of the note takes place, we are obligated to pay to our investment banker the difference between the amount paid by them for the 2008 Series B1 notes and that amount realized from the sale of the notes, net of accrued interest. This amount would be recorded as an expense in the period. The assets and liabilities of WEST remain on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST in 2005 were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off in 2005 approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

We are currently working with our investment banker on the second issuance of WEST. The second issuance will provide additional long term capital and the establishment of a new warehouse facility provides added borrowing capacity to fund future growth. As part of the process, the existing WEST Series 2005-B1 Floating Rate Notes were purchased by our investment banker in 2007 and then re-sold to a different investor. Also, as a result of this process, $33.1 million of existing WEST Series 2005-A1 Floating Rate Notes were sold by an investor to a different investor. As a result of these transactions, we recorded $2.7 million as a loss upon extinguishment of debt in 2007, which consists of approximately $1.5 million and $0.8 million of unamortized WEST Series 2005-B1 Floating Rate Note debt issuance costs and WEST Series 2005-A1 Floating Rate Note debt issuance costs, respectively as well as $0.4 million in unamortized WEST Series 2005-A1 Floating Rate Note purchase discount.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series A2 notes and the Series B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series A2 notes mature approximately December 2020 and the Series B2 notes mature approximately December 2022.

At December 31, 2007, $186.5 million of WEST term notes and $163.0 million of WEST warehouse notes were outstanding. The term notes are divided into $162.8 million of Series A1 notes and $23.7 million of Series B1 notes. The warehouse notes are divided into $143.0 million of Series A2 notes and $20.0 of million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25%. At December 31, 2007, interest on the Series B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At December 31, 2007, interest on the series B2 notes is one-month LIBOR plus a margin of 2.75%. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

WEST entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the 2008-A1 term notes, yet to be issued. The facility is provided by our investment bank and the maximum facility size is 4% of the outstanding 2007-A2 Notes and 2008-A1 Notes (once issued). This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 Notes and the 2008-A1 Notes (once issued).  The facility may be drawn on any Payment Date should the cash flow at WEST be insufficient to pay interest on the 2007-A2 Notes, 2008-A1 Notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December, 2007.

On December 21, 2007, we closed on a new credit facility with Export Development Canada (EDC) for a ten year term totaling $13.9 million, in support of the December 21, 2007 purchase of two new Bell 412 EP helicopters that were manufactured in Montreal, Canada. Interest is payable on the floating rate note based on three-month LIBOR plus a margin of 0.83%.

At December 31, 2007, we had warehouse and revolving credit facilities totaling approximately $660.4 million compared to $330.6 million at December 31, 2006. At December 31, 2007, and December 31, 2006, respectively, approximately $300.0 million and $76.0 million was available under these combined facilities.

At December 31, 2007 and 2006, one-month LIBOR was 4.60% and 5.32%, respectively. At December 31, 2007, three-month LIBOR was 4.70%.

Approximately $38.3 million of our debt is repayable during 2008. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at December 31, 2007.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$568,702	$38,323	$260,485	$67,690	$202,204
Interest payments under long — term debt obligations	172,136	36,234	59,519	30,800	45,583
Operating lease obligations	3,789	619	966	1,025	1,179
Purchase obligations	151,460	151,460	—	—	—
Total	$896,087	$226,636	$320,970	$99,515	$248,966

Approximately $547.0 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 80% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at December 31, 2007.

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2007 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

We have paid deposits to secure the  purchase, during 2008, 17 engines for a gross purchase price of $151.5 million, for delivery from February to December 2008. As at December 31, 2007, non-refundable deposits paid related to this purchase commitment were $12.2 million. In October, 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

The lease of our office premises in Sausalito expired on December 31, 2007 and we moved to new offices in Novato, California on March 1, 2008. We have entered into a new lease effective November 1, 2007 for the new offices in Novato, California that covers approximately 18,375  square feet of office space. The total rent commitment is approximately $3.5 million and expires February 28, 2015. The sub-lease of our premises in San Diego expires in October 2008. Our Shanghai, China office lease expires in December 2008.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2008. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2007, $567.1 million (99.7%) of our borrowings were on a variable rate basis at various interest rates tied to one-month and three-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $294.0 million, with remaining terms of between one and 50 months and fixed rates of between 3.45% and 5.05%. The fair value of the swaps at December 31, 2007 and 2006 was negative $7.7 million and positive $1.4 million, respectively, representing a net liability and net asset for us, respectively.

Commencing December 1, 2005 we applied hedge accounting per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivative instruments at fair value as either an asset or liability. Beginning in January 2001, derivative instruments were recorded on our balance sheet as either an asset or liability measured at fair value. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient between 0.8 and 1.25 is achieved. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in interest expense. The cash settlements on these derivative instrument arrangements reduced interest expense by $2.0 million and $2.3 million in 2007 and 2006, respectively.

Prior to December 1, 2005, all changes in the derivatives’ fair values were recognized in earnings (in realized and unrealized gains and losses derivative instruments); after that date hedge accounting was applied. Settlement gains and losses on derivative instruments not accounted for as hedges are recorded in realized and unrealized gains or losses from derivative instruments.

Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the year ended December 31, 2006 and had no impact on finance costs for the year ended December 31, 2007. Realized and unrealized (gains) and losses include both the change in fair value of derivative instruments as well as the cash settlement expense or income due to the derivative instruments for the period for all instruments not receiving hedge accounting treatment.

The components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2007, 2006 and 2005 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2007	2006	2005
Change in fair value of derivative instruments	—	$(169)	$(1,370)
Cash settlement expense	—	16	(219)
Total realized and unrealized (gains) and losses from derivative instruments	—	$(153)	$(1,589)

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 34% of our common stock as of December 31, 2007. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. These aircraft and engines have a net book value of $8.7 million at December 31, 2007. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors in 2007 and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. In response to the continuing difficult competitive environment in Hawaii, our leases with Island Air are currently being restructured and amended effective October 2007. After taking into account the deferred amounts, Island Air remains current on all obligations except for $32,000 in overdue rent related to November-December 2007 and $144,000 in overdue rent related to March 2008. No provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours.  During the six months ended December 31, 2006, sales of consigned parts were $0.1 million. During the year ended December 31, 2007, sales of consigned parts were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2007 was $0. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,400 was earned during the period from inception of the agreement to December 31, 2006. In 2007, we earned revenue of $84,000 and paid $21,000 in commission under this program.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $567.1 million (99.7%) of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.7 million (in 2006, $2.3 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be increased by approximately $1.9 million for the year ending December 31, 2008, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2007, 2006, and 2005, respectively, 84%, 86%, and 84% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of December 31, 2007, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2007, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this assessment our management believes that, as of December 31, 2007, our internal control over financial reporting is effective under those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2007	2006
Audit fees	$750,262	$565,605
Audit-related fees	30,000	—
Tax fees	—	—
All other fees	—	74,500
	$780,262	$640,105

Amounts billed under Audit-related  fees for 2007 are for  professional services rendered in issuing a comfort letter in connection with the WEST 2007 offering memorandum associated with the 2007 series WEST warehouse notes. Amounts billed under All other fees during 2006 related to professional services rendered in support of due diligence relating to potential business expansion.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 31.

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

10.54	Employment Agreement between the Company and Lee G. Beaumont dated February 20, 2007 (incorporated by reference to Exhibit 10.1 of our report on Form 8-K filed on February 21, 2007).
10.55	Employment Agreement between the Company and Bradley S. Forsyth February 20, 2007 (incorporated by reference to Exhibit 10.2 of our report on Form 8-K filed on February 21, 2007).
10.56	Stock Purchase Agreement dated as of December 8, 2006 between FlightTechnics LLC as the Seller and the Company as the Buyer.
10.57	2007 Stock Incentive Plan (incorporated by reference to our Proxy statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007.
10.58	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions.
10.59	Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders.
10.60	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders.
11.1	Statement re Computation of Per Share Earnings
12.1	Statements re Computation of Ratios
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Company
23.1	Consent and Report of KPMG, LLP, Independent Auditors
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)     Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 31, 2008

Willis Lease Finance Corporation

By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 31, 2008	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 31, 2008	Chief Financial Officer	/s/ BRADLEY S. FORSYTH
	and Senior Vice President (Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: March 31, 2008	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 31, 2008	Director	/s/ HANS JORG HUNZIKER
Hans Jorg Hunziker

Date: March 31, 2008	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 31, 2008	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	32

Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	34

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(c) to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Staff Position AUG AIR-1 (FSP), Accounting for Planned Major Maintenance. The FSP was retrospectively applied adjusting all financial statements presented.

As discussed in Note 1(q) to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ KPMG LLP
San Francisco, California
March 31, 2008

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2007	As Adjusted December 31, 2006
ASSETS
Cash and cash equivalents	$7,234	$387
Restricted cash	64,960	72,759
Equipment held for operating lease, less accumulated depreciation of $134,815 and $111,736 at December 31, 2007 and 2006, respectively	742,296	602,278
Equipment held for sale	7,537	9,802
Operating lease related receivable, net of allowances of $62 and $86 at December 31, 2007 and 2006, respectively	5,550	5,002
Notes receivable	—	12
Investments	10,327	10,602
Assets under derivative instruments	12	1,508
Property, equipment & furnishings, less accumulated depreciation of $2,463 and $2,013 at December 31, 2007 and 2006, respectively	6,771	7,272
Other assets	23,903	20,397
Total assets	$868,590	$730,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,825	$14,755
Liabilities under derivative instruments	7,709	96
Deferred income taxes	46,632	40,480
Notes payable net of discount of $1,594 and $2,391 at December 31, 2007 and 2006, respectively	567,108	465,249
Maintenance reserves	49,481	36,628
Security deposits	5,890	4,848
Unearned lease revenue	5,293	3,961
Total liabilities	693,938	566,017

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2007 and December 31, 2006)	31,915	31,915
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,433,224 and 8,010,299 shares issued and outstanding at December 31, 2007 and 2006, respectively)	84	80
Accumulated other comprehensive loss, net of income tax of $3,883 and $558 at December 31, 2007 and December 31, 2006, respectively	(6,749)	(967)
Paid-in capital in excess of par	55,712	53,820
Retained earnings	93,690	79,154
Total shareholders’ equity	174,652	164,002
Total liabilities and shareholders’ equity	$868,590	$730,019

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2007	As Adjusted 2006	As Adjusted 2005
REVENUE
Lease rent revenue	$86,084	$69,230	$63,119
Maintenance reserve revenue	28,169	32,744	15,983
Gain (Loss) on sale of leased equipment	6,876	3,781	(1,844)
Other income	768	300	366
Total revenue	121,897	106,055	77,624

EXPENSES
Depreciation expense	31,136	26,255	25,786
Write-down of equipment	3,822	3,389	6,781
General and administrative	23,094	21,539	17,604
Net finance costs:
Interest expense	37,940	31,610	24,514
Interest income	(3,795)	(3,082)	(1,541)
Net loss on extinguishment of debt	2,667	—	1,375
Realized and unrealized gains on derivative instruments	—	(153)	(1,589)
Total net finance costs	36,812	28,375	22,759
Total expenses	94,864	79,558	72,930

Earnings from operations	27,033	26,497	4,694

Earnings from joint venture	700	466	—

Income before income taxes	27,733	26,963	4,694
Income tax expense	(10,069)	(9,077)	(1,053)
Net income	$17,664	$17,886	$3,641

Preferred stock dividends paid and declared-Series A	3,128	2,945	—

Net income attributable to common shareholders	$14,536	$14,941	$3,641

Basic earnings per common share:	$1.79	$1.63	$0.40

Diluted earnings per common share:	$1.66	$1.56	$0.38

Average common shares outstanding	8,115	9,169	9,075
Diluted average common shares outstanding	8,742	9,606	9,515

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2004 (as adjusted)	—	8,998	90	62,631	—	60,572	123,293

Net income (as adjusted)	—	—	—	—	—	3,641	3,641

Unrealized loss from derivative instruments, net of tax benefit of $93	—	—	—	—	(161)	—	(161)

Total comprehensive income							3,480

Shares issued under stock compensation plans	—	154	2	798	—	—	800

Tax benefit on disqualified dispositions of shares	—	—	—	189	—	—	189

Balances at December 31, 2005 (as adjusted)	—	9,152	92	63,618	(161)	64,213	127,762

Net income (as adjusted)	—	—	—	—	—	17,886	17,886

Unrealized loss from derivative instruments, net of tax benefit of $465	—	—	—	—	(806)	—	(806)

Total comprehensive income							17,080

Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915

Preferred stock dividends paid and declared	—	—	—	—	—	(2,945)	(2,945)

Shares repurchased	—	(1,300)	(13)	(11,687)	—	—	(11,700)

Shares issued under stock compensation plans	—	158	1	963	—	—	964

Stock-based compensation expenses	—	—	—	685	—	—	685

Tax benefit on disqualified dispositions of shares	—	—	—	241	—	—	241

Balances at December 31, 2006 (as adjusted)	31,915	8,010	80	53,820	(967)	79,154	164,002

Net income	—	—	—	—	—	17,664	17,664

Unrealized loss from derivative instruments, net of tax benefit of $3,334	—	—	—	—	(5,782)	—	(5,782)

Total comprehensive income							11,882

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares issued under stock compensation plans	—	423	4	1,115	—	—	1,119

Stock-based compensation expenses	—	—	—	599	—	—	599

Tax benefit on disqualified dispositions of shares	—	—	—	178	—	—	178

Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31
	2007	As Adjusted 2006	As Adjusted 2005
Cash flows from operating activities:
Net income	$17,664	$17,886	$3,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31,136	26,255	25,786
Write-down of equipment	3,822	3,389	6,781
Stock-based compensation expenses	777	926	—
Amortization of deferred costs	3,912	3,746	2,861
Amortization of loan discount	385	423	186
Allowances and provisions	(17)	(385)	300
Changes in the fair value of derivative instruments	—	(169)	(1,370)
(Gain) Loss on sale of leased equipment	(6,876)	(3,781)	1,844
Loss on disposition of property, plant & equipment	33	—	1
Income from joint venture	(700)	(466)	—
Net loss on extinguishment of debt	2,667	—	1,375
Changes in assets and liabilities:
Receivables	(531)	(105)	(3,182)
Other assets	(1,734)	1,871	(4,310)
Accounts payable and accrued expenses	(5,883)	7,323	5,586
Deferred income taxes	9,491	8,777	1,035
Restricted cash	(14,391)	(11,502)	(14,933)
Maintenance reserves	12,736	(11,297)	11,930
Security deposits	1,041	885	1,876
Unearned lease revenue	1,333	(832)	(588)
Net cash provided by operating activities	54,865	42,944	38,819
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	36,471	42,695	33,627
Proceeds from principal payment of notes receivable	12	149	4,625
Distributions from joint venture	975	424	—
Investment in joint venture	—	(213)	(8,865)
Purchase of equipment held for operating lease	(201,702)	(166,504)	(98,932)
Purchase of property, equipment and furnishings	(44)	(113)	(549)
Net cash used in investing activities	(164,288)	(123,562)	(70,094)
Cash flows from financing activities:
Proceeds from issuance of notes payable	191,552	171,907	372,856
Proceeds from issuance of preferred stock	—	31,915	—
Debt issuance cost	(4,972)	(842)	(6,244)
Distribution to preferred stockholders	(3,128)	(2,945)	—
Proceeds from issuance of common stock	1,119	964	800
Decrease in restricted cash	22,190	—	—
Repurchase of common stock	—	(11,700)	—
Principal payments on notes payable	(90,491)	(114,640)	(335,331)
Net cash provided by financing activities	116,270	74,659	32,081
Increase (decrease) in cash and cash equivalents	6,847	(5,959)	806

Cash and cash equivalents at beginning of period	387	6,346	5,540

Cash and cash equivalents at end of period	$7,234	$387	$6,346

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$35,311	$30,744	$21,244
Income taxes	$15	$12	$18

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2007, 2006 and 2005, a liability of $2,184, $0 and $13,242, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

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

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)        Accounting for Planned Major Maintenance Activities

On September 8, 2006 the Financial Accounting Standard Board (FASB) posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the previously allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and  has been applied retrospectively for all financial statements presented.

Under the terms of some of our leases, the lessees pay amounts to us based on usage, which are designed to cover the expected future maintenance costs.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures.  Through 2006, all such fees received were recorded as a maintenance reserve liability until such time as maintenance costs were reimbursed to the lessee or incurred by us after the end of the lease.  If our expenditures exceeded the maintenance reserve liability and, under our capitalization policy, the expenditure extended the original life or improved the functionality of the asset, the incremental expenditure was capitalized.  The maintenance reserves were considered in our impairment analysis. In that analysis, carrying value was determined by deducting maintenance reserves from the asset’s book value. Maintenance reserves were included as part of the calculation of gain on sale when an engine was sold.

Commencing in 2007 and applied retrospectively, use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. The change in accounting policy resulted in a revision of depreciation estimates for some engines. The change in policy also resulted in a revised impairment analysis being performed without maintenance reserves included as part of the calculation of lease assets carrying value. We recognized additional impairment charges in prior periods based on this analysis. Income taxes increase or decrease depending on the recognized revenue and expenses associated with the adoption of the accounting change. Income taxes would increase or decrease accordingly depending on the recognized revenue and expenses associated with the adoption of the accounting change.

The impact of implementing the FSP on the financial statements is a reduction in maintenance reserve liability by $34.4 million and an increase in shareholders’ equity by $16.9 million as of December 31, 2006. The resulting change to the income statement for the years ended December 31, 2006 and December 31,2005 and the balance sheet as of December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(in thousands)
Increase/(decrease) in:
Statement of Income
REVENUE
Maintenance reserve revenue	$32,744	$15,983
Gain on sale of leased equipment	(11,963)	(8,905)
Total revenue	20,781	7,078

EXPENSES
Depreciation expense	693	495
Write-down of equipment	2,789	6,700
General and administrative	578	724
Total expenses	4,060	7,919

Earnings from operations	16,721	(842)

Income before income taxes	16,721	(842)
Income tax expense	(6,089)	306
Net income	10,632	(536)

Net income attributable to common shareholders	$10,632	$(536)

Balance Sheet:
ASSETS
Equipment held for operating lease	$(7,614)	$(8,994)	$(11,438)
Equipment held for sale	(231)	(231)	—
Total assets	(7,845)	(9,225)	(11,438)

LIABILITIES
Deferred income taxes	9,667	3,579	3,884
Maintenance reserves	(34,433)	(19,093)	(22,147)
Total liabilities	(24,766)	(15,514)	(18,263)

SHAREHOLDERS’ EQUITY
Retained Earnings	16,921	6,289	6,825
Total shareholders’ equity	16,921	6,289	6,825

Total liabilities and shareholders’ equity	$(7,845)	$(9,225)	$(11,438)

(d)       Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

We regularly sell equipment from our lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the engine are not included in the sale we include any such amount in our calculation of gain or loss. We also engage in engine exchanges and, where the cash element of the exchange exceeds 25% of the fair value of the transaction, the exchange is treated as a monetary one and the gain or loss on sale is recognized.

Under the terms of some of our leases, the lessees pay amounts to us use fees (also known as maintenance reserves) based on usage of the lease asset, which are designed to cover the expected future maintenance costs.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue. See further discussion regarding the adoption of FSP AUG AIR-1 and the change in accounting for maintenance reserves in “Accounting for Planned Major Maintenance Activities” above.

(e)        Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by us, which improve functionality or extend original useful life, are capitalized and depreciated over the estimated remaining useful life of the equipment. The cost of overhauls of aircraft assets under long term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for  by the lessee or from reimbursable maintenance reserves paid to the Company in accordance with the lease, and are not capitalized.

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

Statement of Financial Accounting Standards No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets. Such reviews resulted in impairment charges for engines and aircraft of $3.8 million, $3.4 million and $6.8 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2007, 2006 and 2005, respectively.

On September 8, 2006 the FASB posted the FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP).  The FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.”  The FSP prohibits the use of the previously allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements.  This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so. Following the adoption of the FSP in 2007, maintenance reserves are excluded from the calculation of asset carrying values for the purposes of impairment analysis. Prior to 2007 for the purposes of impairment analysis, maintenance reserves were deducted from asset net book value to arrive at net carrying value of the asset that was then compared with undiscounted forecast cash flows, including estimated sale proceeds.

(f)           Loan Commitment and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the interest method.

(g)       Maintenance and Repair Costs

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

Use fees received are recognized in maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred.  Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. Major overhauls paid for by us, which improve functionality or extend original useful life, are capitalized and depreciated over the estimated remaining useful life of the equipment.

(h)         Interest Rate Hedging

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

(i)          Income Taxes

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48, became effective for us on January 1, 2007, clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. We did not carry any specified tax reserves at December 31, 2006. Upon adopting FIN 48 we have evaluated income tax uncertainty risk areas and exposures and have determined that no reserves are necessary as of January 1, 2007 or December 31, 2007.

The Company files state income tax returns in various states and federal income tax returns in various countries which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2007 are subject to examination. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

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

(l)          Restricted Cash

We have certain bank accounts that are subject to restrictions in connection with our WEST borrowings. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to us. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments are held in the restricted cash account and are subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. This structure was incorporated into the Indenture in December 2007, which resulted in the redeployment of cash that is now available to fund future engine purchases. Any excess maintenance reserve amounts remain within the restricted cash accounts and are utilized for the purchase of new engines. Engines purchased with these funds are not included as part of the borrowing capacity for WEST. Maintenance reserve accounts are only available to meet the costs of specified engine maintenance or repair provisions and can be reimbursed to the lessee. In the event an engine is sold, accumulated maintenance reserves remaining after the sale may be used for new engine purchases. Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balance of the 2005 Series A1 Notes and in the Junior Restricted Cash Account in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B Notes. A Senior Liquidity Facility was established in December, 2007 which replaced the need to maintain cash reserves for the 2005-A2 Notes and the 2008-A1 Notes (once issued).

(m)     Reclassifications

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

(n)       Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairmentand bad debts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,115	9,169	9,075
Potentially dilutive common shares	627	437	440
Total shares	8,742	9,606	9,515
Potential common stock excluded as anti-dilutive in period	161	636	480

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

(q)       Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, and related interpretations, or SFAS No. 123(R), to account for stock-based compensation using the modified prospective transition method and therefore have not restated our prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Stock Option/Stock Issuance Plan (the “Plan”), and issuances under our 1996 Employee Stock Purchase Plan (the “Purchase Plan”), outstanding as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded approximately $599,000 and $685,000 of stock-based compensation expense, net of estimated forfeitures, during the years ended December 31, 2007 and December 31, 2006, respectively, as a result of our adoption of SFAS No. 123(R). See Note 10 for information on the assumptions we used to calculate the fair value of stock options.

Prior to 2006, we accounted for our two stock based compensation plans (as described in Note 10) using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the year ended December 31, 2005.Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007:  239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance.  Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grants. Approximately $322,000 in stock compensation expense was recorded in 2007 related to the grant of restricted stock in the year. An additional $252,000 in salary expense was recorded in 2007 related to the award of Stock Appreciation Rights to executive management. The stock compensation expense related to the 2007 restricted stock awards that will be recognized in future periods totals $3.2 million. The Plan terminates on May 24, 2017.

(r)         Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.4 million, $1.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(s)         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our 2008 fiscal year.  The Company presently does not expect the adoption of SFAS No. 157 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which modifies the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after Decembe 31, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial  instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of SFAS No. 159 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for the fiscal year beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

(2) Equipment Held for Lease

At December 31, 2007, we had 144 aircraft engines and related equipment with a cost of $836.2 million, three spare parts packages with a cost of $5.1 million, four aircraft with a cost of $19.4 million and two helicopters with a cost of $16.4 million, in our operating lease portfolio. At December 31, 2006, we had 131 aircraft engines and related equipment with a cost of $689.5 million, three spare parts packages with a cost of $5.1 million and four aircraft with a cost of $19.4 million, in our operating lease portfolio.

A majority of our aircraft equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease rent revenue	2007	2006	2005
	(in thousands)
Region
United States	$13,831	$9,441	$10,167
Mexico	5,863	4,093	4,658
Australia/New Zealand	—	53	—
Europe	28,863	25,910	22,716
South America	11,049	8,749	9,985
Asia	20,705	12,809	9,649
Africa	1,212	1,094	780
Middle East	4,561	7,081	5,164
Totals	$86,084	$69,230	$63,119

	Years ended December 31,
Lease rent revenue less applicable depreciation, and interest:	2007	As Adjusted 2006	As Adjusted 2005
	(in thousands)
Region:
United States	$3,741	$2,606	$2,939
Mexico	1,042	649	1,343
Australia/New Zealand	—	53	—
Europe	7,904	7,579	6,370
South America	1,207	2,008	3,233
Asia	7,236	3,348	4,164
Africa	547	486	357
Middle East	1,090	2,391	2,089
Off-lease and other	(4,013)	(5,732)	(3,983)
Totals	$18,754	$13,388	$16,512

Net book value of equipment held for operating lease:	2007	As Adjusted 2006
	(in thousands)
Region
United States	$111,646	$67,747
Mexico	50,771	49,513
Europe	261,258	187,400
South America	84,367	55,448
Asia	132,367	134,970
Africa	4,494	10,093
Middle East	34,461	35,720
Off-lease and other	62,932	61,387
Totals	$742,296	$602,278

As of December 31, 2007 and 2006, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2007 Net Book Value
(in thousands)
Off-lease and other	$65,539
Month-to-month leases	70,240
Leases expiring 2008	252,685
Leases expiring 2009	64,501
Leases expiring 2010	101,741
Leases expiring 2011	70,350
Leases expiring 2012	55,460
Leases expiring thereafter	61,780
$742,296

Lease Term	December 31, 2006 As Adjusted Net Book Value
(in thousands)
Off lease and other	$61,141
Month-to-month leases	42,739
Leases expiring 2007	160,837
Leases expiring 2008	120,617
Leases expiring 2009	38,056
Leases expiring 2010	67,414
Leases expiring 2011	64,609
Leases expiring thereafter	46,865
$602,278

As of December 31, 2007, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2008	$61,350
2009	38,371
2010	29,013
2011	17,159
2012	10,568
Thereafter	18,246
$174,707

(3) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million (2006, $1.48 million) initially represented a 7% interest in the joint venture, for which we account using the cost accounting method.  In 2005, we elected not to make a capital call agreed to by the other investors, Air China International Company and Snecma Services (France). When this $10.9 million capital call was funded in April 2006, our investment in the joint venture was diluted to a 4.6% interest.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.8 million and $9.1 million as of December 31, 2007 and December 31, 2006, respectively.

Year Ending December 31, 2007 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2006	$9,122

Investment	—
Earnings from joint venture	700
Distribution	(975)
Investment in WOLF A340, LLC as of December 31, 2007	$8,847

(4) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 1.75% (2006, 2.25%), secured by engines. The facility has a committed amount of $289.0 million (2006, $217.0 million), which revolves until June 2009 and matures in June 2010.	$197,500	$161,000

WEST Series 2005-A1 term notes payable of $162.8 million (2006, $178.2 million) payable at a floating rate of interest based on LIBOR plus 1.25% and $23.7 million (2006, $25.6 million) Series B1 term notes payable at LIBOR plus 6.00%, secured by engines. The Series A1 term notes expected maturity is July 2018 and the Series B1 term notes expected maturity is July 2020.	186,542	203,811

WEST Series 2005-A2 warehouse notes payable of $143.0 million (2006, $82.4 million) payable at a floating rate of interest based on LIBOR plus 1.25% (2006, 1.50%) and $20.0 million (2006, $11.2 million) Series 2005-B2 warehouse notes payable at LIBOR plus 2.75% (2006, 6.00%), secured by engines. The facility has a committed amount of $171.4 million (2006, $113.6 million). The Series A2 term notes mature approximately July 2018 and the Series B2 term notes mature approximately July 2020.	162,955	93,570

Notes payable at a fixed interest rate of 6.95% secured by aircraft. The notes mature in March 2008 and September 2008.	1,621	2,807

Note payable at a floating rate of LIBOR plus 0.83% maturing in December 2017. Secured by two helicopters.	13,907	—

Note payable at a floating rate of LIBOR plus 1.20% (2006, 1.78%) maturing in October 2011. Secured by an aircraft.	6,177	6,452

Total notes payable before discount	$568,702	$467,640

WEST Series 2005-A1 term notes discount, $3,000 at issuance, net of amortization	(1,594)	(2,391)

Total notes payable	$567,108	$465,249

At December 31, 2007, one-month LIBOR was 4.60%. At December 31, 2006, the one-month LIBOR rate was 5.32%. At December 31, 2007, three-month LIBOR was 4.70%.

The fair value of our long-term debt is estimated based on quoted market prices for the same or similar issues or on the rates offered to us for debt of the same remaining maturities. The fair value of our debt is estimated by us to approximate the book value of the debt at December 31, 2007.

Principal outstanding at December 31, 2007, is repayable as follows:

Year	(in thousands)
2008	$38,323
2009	31,488
2010 (includes $197.5 million outstanding on revolving credit facility)	228,997
2011	36,495
2012	31,195
Thereafter	202,204
$568,702

Certain of the debt instruments above also have covenant requirements such as a minimum tangible net worth and interest coverage. As of December 31, 2007, we were in compliance with all covenant requirements.

At December 31, 2007, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2007, $91.5 million was available under this facility. The revolving facility ends in June 2009 with the final amount borrowed at June 2009 due in June 2010. The interest rate on this facility at December 31, 2006, was one-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of warehouse notes. The warehouse notes were increased by $57.8 million to $171.4 million on April 16, 2007. The 2005 series warehouse notes allow for borrowings during a two-year term, after which it is expected that they will be converted to term notes of WEST. The original term of the 2005 series warehouse notes has been extended by 8 months to March 31, 2008, to allow for the conversion of the warehouse facility and to complete the issuance and sale of the Series 2008-A1 and Series 2008-B1 Floating Rate Notes. The sale of $212.4 million of Series 2008-A1 and $20.3 million of Series 2008-B1 notes closed on March 28, 2008. Interest on the Series A1 notes and the Series B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively. The Series A1 term notes expected maturity is March 2021 and the Series B1 term notes expected maturity is March 2023.

Our investment banker is the holder of the 2008 Series B1 notes and retains the right to sell the notes in the open market in the event that the notes are not re-sold to other investors prior to April 30, 2008, upon prior consent being provided by us. In the event a sale of the notes takes place, we are obligated to pay to our investment banker the difference between the amount paid by them for the 2008 Series B1 notes and that amount realized from the sale of the notes, net of accrued interest. This amount would be recorded as an expense in the period. The assets and liabilities of WEST remain on our balance sheet at historical carrying value. The net proceeds of the term notes issued by WEST in 2005 were used primarily to repay the obligations under our previous warehouse facility, which was terminated. As a result of this transaction we wrote off in 2005 approximately $1.4 million of unamortized capitalized costs associated with the previous facility.

WEST’s ability to make distributions and pay dividends to us is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to us. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments are held in the restricted cash account and are subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and are utilized for the purchase of new engines.

We are currently working with our investment banker on the second issuance of WEST. The second issuance will provide additional long term capital and the establishment of a new warehouse facility provides added borrowing capacity to fund future growth. As part of the process, the existing WEST Series 2005-B1 Floating Rate Notes were purchased by our investment banker in 2007 and then re-sold to a different investor. Also, as a result of this process, $33.1 million of existing WEST Series 2005-A1 Floating Rate Notes were sold by an investor to a different investor. As a result of these transactions, we recorded $2.7 million as a loss upon extinguishment of debt in 2007, which consists of approximately $1.5 million and $0.8 million of unamortized WEST Series 2005-B1 Floating Rate Note debt issuance costs and WEST Series 2005-A1 Floating Rate Note debt issuance costs, respectively as well as $0.4 million in unamortized WEST Series 2005-A1 Floating Rate Note purchase discount.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series A2 notes and the Series B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series A2 notes mature approximately December 2020 and the Series B2 notes mature approximately December 2022.

At December 31, 2007, $186.5 million of WEST term notes and $163.0 million of WEST warehouse notes were outstanding. The term notes are divided into $162.8 million Series A1 notes and $23.7 million Series B1 notes. The warehouse notes are divided into $143.0 million Series A2 notes and $20.0 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2007, interest on the Series A1 notes and Series A2 notes is one-month LIBOR plus a margin of 1.25%. At December 31, 2007, interest on the Series B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At December 31, 2007, interest on the series B2 notes is one-month LIBOR plus a margin of 2.75%. On July 25, 2007, the A2 margin was reduced from 1.50% to 1.25% and the B2 margin was reduced from 6.00% to 2.75%, respectively.

On December 21, 2007, we closed on a new credit facility with Export Development Canada (EDC) for a ten year term totaling $13.9 million, in support of the December 21, 2007 purchase of two new Bell 412 EP helicopters that were manufactured in Montreal, Canada. Interest is payable on the floating rate note based on three-month LIBOR plus a margin of 0.83%.

At December 31, 2007, we had warehouse and revolving credit facilities totaling approximately $660.4 million compared to $330.6 million at December 31, 2006. At December 31, 2007, and December 31, 2006, respectively, approximately $300.0 million and $76.0 million was available under these combined facilities.

(5) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate our exposure to changes in interest rates, in particular LIBOR, as 99.7% of our borrowings are at variable rates. At December 31, 2007, we were a party to interest rate swap agreements with notional outstanding amounts of $294.0 million, remaining terms of between one and 50 months and fixed rates of between 3.45% and 5.05%. The fair value of the swaps at December 31, 2007 and 2006 was negative $7.7 million and positive $1.4 million, respectively, representing a net liability and net asset for us, respectively. These amounts represent the estimated amount we would be required to pay or receive, respectively, if we terminated the swaps.

Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed our method of valuation during the period.

Prior to December 1, 2005 changes in the fair value of derivatives were recorded in earnings. The components of realized and unrealized (gains) and losses on derivative instruments for each of the years ended December 31, 2007, 2006 and 2005 are shown in the following table (dollars in thousands):

	Years ended December 31,
Increase (decrease) to net finance costs	2007	2006	2005
Change in fair value of derivative instruments	—	$(169)	$(1,370)
Cash settlement expense	—	16	(219)
Total realized and unrealized (gains) and losses from derivative instruments	—	$(153)	$(1,589)

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

Based on the implied forward rate for LIBOR at December 31, 2007, we anticipate that interest expense will be increased by approximately $1.9 million for the year ending December 31, 2008 due to the interest-rate derivative contracts in place.

(6) Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)

December 31, 2007
Current	$378	$33	$411
Deferred	8,095	1,369	9,464
Charges in lieu of tax	218	(24)	194
Total 2007	$8,691	$1,378	$10,069

December 31, 2006 (As adjusted)
Current	$45	$9	$54
Deferred	7,801	996	8,797
Charges in lieu of tax	226	—	226
Total 2006	$8,072	$1,005	$9,077

December 31, 2005 (As adjusted)
Current	$—	$18	$18
Deferred	1,354	(508)	846
Charges in lieu of tax	171	18	189
Total 2005	$1,525	$(472)	$1,053

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years ended December 31,
	2007		As Adjusted 2006		As Adjusted 2005
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	9,429	34	9,168	34	1, 595	34
State taxes, net of federal benefit	909	4	801	3	(259)	(6)
Extraterritorial income exclusion	(150)	(1)	(1,167)	(4)	(563)	(12)
Prior year adjustments	(170)	(1)	53	—	180	4
Permanent differences and other	51	—	222	1	100	2
Effective income tax expense	10,069	36	9,077	34	1,053	22

In 2007, 2006, and 2005, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

In 2005, we changed our estimated apportionment of income attributable to California, due to a change in the composition of our revenue, resulting in an income tax benefit of $0.4 million. In addition, in 2006 we released the valuation allowance of $0.1 million relating to California net operating losses expiring in 2006 as management was able to realize the benefit of the loss carry-forward.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2007	As Adjusted 2006
	(in thousands)
Deferred tax assets:
Charitable contribution	$80	$60
Unearned lease revenue	1,985	1,492
State taxes	2,098	1,391
Reserves and allowances	693	81
Other accrual	14,955	12,691
Alternative minimum tax credit	743	343
Net operating loss carry forward	34,708	39,217
Total gross deferred tax assets	53,262	55,275
Less valuation allowances	(—)	(—)
Net deferred tax assets	53,262	55,275

Deferred tax liabilities:
Depreciation on aircraft engines and equipment	(75,252)	(64,972)
Section 481 Adjustment-Maintenance Reserve	(28,524)	(30,224)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(34)	(1,117)
Other deferred tax liabilities	(1,967)	—
Net deferred tax liabilities	(105,777)	(96,313)

Other comprehensive income, deferred tax asset	3,883	558

Net deferred tax liabilities	$(46,632)	$(40,480)

As of December 31, 2007, we had net operating loss carry forwards of approximately $99 million for federal tax purposes and $14 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2026 and the state net operating loss carry forwards will expire at various times from 2012 to 2016. As of December 31, 2007, we also had alternative minimum tax credits of approximately $0.7 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

(7) Risk Management Issues – Risk Concentrations and Interest Rate Risk Management

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits and receivables.

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2007, such swap agreements had notional outstanding amounts of $294.0 million, average remaining terms of between one and 50 months and fixed rates of between 3.45% and 5.05%.  The cash settlements on these derivative instrument arrangements reduced interest expense by $2.0 million in 2007 and $2.3 million in 2006, respectively.

(8) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The lease rental commitment is approximately $3.5 million dollars. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitment is approximately $121,000. We also lease office space in Shanghai, China. The lease expires December 31, 2008 and the remaining lease commitment is approximately $50,000.

We have paid deposits to secure the purchase, during 2008, 17 engines for a gross purchase price of $151.5 million, for delivery from February to December 2008. As at December 31, 2007, non-refundable deposits paid related to this purchase commitment were $12.2 million. In October, 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

(9) Shareholders’ Equity

(a)         Preferred Stock Issuance

On February 7, 2006 we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $32.9 million. Total net proceeds of the issuance after direct costs were $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock is traded on the NASDAQ National Market under the symbol WLFCP, and is scheduled to be changed by NASDAQ to WLFC-A on April 7, 2008.

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

(b)         Common Stock Repurchase

On December 12, 2006 we repurchased 1.3 million shares of our own common stock, or 14% of the shares outstanding, at $9.00 per share for a total cost of $11.7 million from FlightTechnics LLC in a private transaction.  The repurchased shares were cancelled.  As a result of this transaction the total number of common shares outstanding was approximately 8.0 million as of December 31, 2006.

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

A summary of the activity under the plan is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balance as of December 31, 2004	812,259	1,764,720	$6.61
Options granted	(251,763)	251,763	9.26	$5.65
Options exercised	—	(145,129)	5.06
Options canceled	22,683	(22,683)	5.62
Balance as of December 31, 2005	583,179	1,848,671	$7.10
Options granted	(79,562)	79,562	9.63	$3.58
Options exercised	—	(150,553)	5.04
Options canceled	95,558	(95,558)	8.58
Option plan terminated	(599,175)	—	—
Balance as of December 31, 2006	—	1,682,122	$7.32
Options exercised	—	(158,878)	5.97
Options canceled	—	(159,933)	10.43
Balance as of December 31, 2007	—	1,363,311	7.12

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2005	1,350,369	$7.08
At December 31, 2006	1,397,166	$7.17
At December 31, 2007	1,285,561	$6.97

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

Prior to 2006 we accounted for our two stock based compensation plans using the intrinsic value method prescribed by APB  No. 25 and related interpretations, as allowed under SFAS No. 123 and SFAS No. 148. APB No. 25 required compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount the employee must pay to acquire the stock. As a result no compensation expense has been recognized during the year ended December 31, 2005.

Had compensation cost for our two stock-based compensation plans been determined consistent with SFAS No. 148, our net income and earnings per share would have been as follows:

(in thousands expect for per share date)	2005 As Adjusted

Net income as reported	$3,641
Deduct: Total stock-based employees compensation expense determined under fair value based method for all awards, net of related tax effect	(604)
Pro forma net income	$3,037

Basic earnings per common share as reported	$0.40
Basic earnings per common share pro forma	$0.33

Diluted earnings per common share as reported	$0.38
Diluted earnings per common share pro forma	$0.32

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

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during 2007:

	1996 Stock Option/ Stock Issuance Plan	Employee Stock Purchase Plan
Expected dividend yield	—%	—%
Risk-free interest rate	4.47% - 4.88%	5.11% - 5.18%
Expected volatility	49.3 - 55.09	37.55% - 37.29%
Expected life (in years)	6.05	1.08 - 1.58

In 2007, the stock compensation cost recognized was approximately $599,000. As of January 1, 2007 the forfeiture rate used to calculate the option valuation changed to 3.41%, down from 8.78% used in the prior year. The related tax benefit during 2006 was approximately $241,000. Unrecognized stock-based compensation expense was approximately $1.1 million as of December 31, 2006, relating to a total of approximately 0.3 million unvested stock options under our Plan. We expect to recognize 80% this stock-based compensation expense over a weighted average period of approximately two years.

Stock Option/Stock Issuance Plan:  Prior to December 31, 2005, options issued under our Plan had vesting terms of four years, with certain exceptions. Beginning in 2006, all options granted under the Plan vest in equal installments over a period of four years. All options issued under the Plan expire ten years from the date of grant. The following is a summary of stock option activity in 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,682,122	$7.32	—	—
Granted	—	—	—	—
Exercised	(158,878)	5.97	—	—
Forfeited	(51,000)	9.29	—	—
Expirations	(108,933)	10.96	—	—
Outstanding at December 31, 2007	1,363,311	$7.12	4.1	$7,653,940
Vested and expected to vest at December 31, 2007	1,358,644	$7.11	4.0	$7,640,023
Exercisable at December 31, 2007	1,285,561	$6.97	3.8	$7,416,860

During 2006 there was an option grant modification which accelerated the vesting of one employee’s option grants.  The total incremental compensation cost resulting from this modification was approximately $26,200, of which $11,600 was expensed in 2006 and the remainder of which was expensed in 2007.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $1.30 to $4.50	46,281	2.94	$4.07	46,281	$4.07
From $4.68 to $4.68	141,213	4.35	4.68	141,213	4.68
From $4.92 to $4.92	7,775	5.41	4.92	7,775	4.92
From $5.01 to $5.01	232,806	5.17	5.01	232,806	5.01
From $5.07 to $5.07	30,000	5.60	5.07	30,000	5.07
From $5.40 to $5.40	250,350	3.78	5.40	250,350	5.40
From $5.50 to $5.50	161,670	2.78	5.50	161,670	5.50
From $5.51 to $9.20	168,888	6.46	8.56	103,138	8.18
From $10.00 to $10.00	196,000	3.16	10.00	196,000	10.00
From $10.28 to $15.56	128,328	1.92	14.39	116,328	14.71
From $1.30 to $15.56	1,363,311	4.05	$7.12	1,285,561	$6.97

In 2007, 158,878 options were exercised with a total intrinsic value at exercise date of approximately $813,000.  We issue new shares through our transfer agent upon stock option exercise.

2007 Stock Incentive Plan:  Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted:  239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance.   Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grants. Approximately $322,000 in stock compensation expense was recorded in 2007 related to the grant of restricted stock in the year. An additional $252,000 in salary expense was recorded in 2007 related to the award of Stock Appreciation Rights to executive management. The stock compensation expense related to the 2007 restricted stock awards that will be recognized in future periods totals $3.2 million. The Plan terminates on May 24, 2017.

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan, as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2007 and 2006, 10,769 and 7,848 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase.

The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $3.05, $2.87 and $2.99 for 2007, 2006 and 2005, respectively. In 2007, the related stock compensation expense recognized for these shares was approximately $29,000.

(11) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2007, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $15,500 (or $25,000 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $208,000 in 2007, $206,000 in 2006 and $172,000 in 2005.

(12) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data).

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$27,116	$30,967	$29,814	$34,000	$121,897
Net income	4,405	4,394	3,751	5,114	17,664

Net income attributable to common shareholders	3,623	3,612	2,969	4,332	14,536

Basic earnings per common share	0.45	0.44	0.36	0.54	1.79

Diluted earnings per common share	0.42	0.42	0.34	0.48	1.66

Average common shares outstanding	8,014	8,118	8,174	8,176	8,115
Diluted average common shares outstanding	8,541	8,636	8,769	9,007	8,742

Fiscal 2006 As Adjusted	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$33,846	$20,927	$29,608	$21,674	$106,055
Net income (loss)	10,531	1,599	6,774	(1,018)	17,886

Net income (loss) attributable to common shareholders	10,063	817	5,992	(1,931)	14,941

Basic earnings (loss) per common share	1.10	0.09	0.65	(0.21)	1.63

Diluted earnings (loss) per common share	1.05	0.08	0.62	(0.19)	1.56

Average common shares outstanding	9,154	9,223	9,279	9,019	9,169
Diluted average common shares outstanding	9,622	9,697	9,693	9,499	9,606

Fiscal 2005 As Adjusted	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$16,709	$17,567	$17,629	$25,719	$77,624
Net income (loss)	1,419	716	(75)	1,581	3,641

Basic earnings (loss) per common share	0.16	0.08	(0.01)	0.17	0.40

Diluted earnings (loss) per common share	0.15	0.08	(0.01)	0.16	0.38

Average common shares outstanding	9,006	9,047	9,097	9,147	9,075
Diluted average common shares outstanding	9,401	9,471	9,097	9,601	9,515

(13) Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 34% of our common stock as of December 31, 2007. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, under non-cancelable leases which will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009 and have a net book value of $8.7 million. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors in 2007 and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. In response to the continuing difficult competitive environment in Hawaii, our leases with Island Air are currently being restructured and amended effective October 2007. After taking into account the deferred amounts, Island Air remains current on all obligations except for $32,000 in overdue rent related to November-December 2007 and $144,000 in overdue rent related to March 2008. No provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. During the six months ended December 31, 2006, sales of consigned parts were $0.1 million. During the year ended December 31, 2007, sales of consigned parts were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2007 was $0. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,400 was earned during the period from inception of the agreement to December 31, 2006. In 2007, we earned revenue of $84,000 and paid $21,000 in commission under this program.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Willis Lease Finance Corporation:

Under date of March 31, 2008, we reported on the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Company’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II in the Company’s annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(c) to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Staff Position AUG AIR-1 (FSP), Accounting for Planned Major Maintenance. The FSP was retrospectively applied adjusting all financial statements presented.

As discussed in Note 1(q) to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ KPMG LLP
San Francisco, California
March 31, 2008

Schedule II
Valuation Accounts

Willis Lease Finance Corporation
Valuation Accounts
(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2005
Accounts receivable, allowance for doubtful accounts	$400	$300	$—	$(238)	$462
December 31, 2006
Accounts receivable, allowance for doubtful accounts	462	—	—	(376)	86
December 31, 2007
Accounts receivable, allowance for doubtful accounts	86	—	—	(24)	62