Form 10-Q
period 2008-03-31
WILLIS LEASE FINANCE CORP
filed 2008-05-13
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 8, 2008
Common Stock, $0.01 Par Value	8,666,304

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,330	$7,234
Restricted cash	58,567	64,960
Equipment held for operating lease, less accumulated depreciation of $138,361 and $134,815 at March 31, 2008 and December 31, 2007, respectively	765,969	742,296
Equipment held for sale	14,971	7,537
Operating lease related receivable, net of allowances of $72 and $62 at March 31, 2008 and December 31, 2007, respectively	6,485	5,550
Investments	10,359	10,327
Assets under derivative instruments	—	12
Property, equipment & furnishings, less accumulated depreciation of $2,341 and $2,463 at March 31, 2008 and December 31, 2007, respectively	6,785	6,771
Other assets	35,129	23,903
Total assets	$900,595	$868,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,034	$11,825
Liabilities under derivative instruments	15,174	7,709
Deferred income taxes	46,945	46,632
Notes payable, net of discount of $4,404 and $1,594 at March 31, 2008 and December 31, 2007, respectively	585,309	567,108
Maintenance reserves	52,305	49,481
Security deposits	6,148	5,890
Unearned lease revenue	3,815	5,293
Total liabilities	725,730	693,938

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	31,915	31,915
Common stock, ($0.01 par value, 20,000,000 shares authorized; 8,642,885 and 8,433,224 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	86	84
Accumulated other comprehensive loss, net of income tax of $6,629 and $3,892 at March 31, 2008 and December 31, 2007, respectively	(11,490)	(6,749)
Paid-in capital in excess of par	56,341	55,712
Retained earnings	98,013	93,690
Total shareholders’ equity	174,865	174,652
Total liabilities and shareholders’ equity	$900,595	$868,590

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE
Lease rent revenue	$24,822	$19,396
Maintenance reserve revenue	6,287	7,278
Gain on sale of leased equipment	—	61
Other income	1,134	381
Total revenue	32,243	27,116

EXPENSES
Depreciation expense	8,640	6,443
General and administrative	6,278	5,897
Net finance costs:
Interest expense	9,777	8,781
Interest income	(624)	(850)
Total net finance costs	9,153	7,931
Total expenses	24,071	20,271

Earnings from operations	8,172	6,845

Earnings from joint venture	182	87

Income before income taxes	8,354	6,932
Income tax expense	(3,249)	(2,527)
Net income	$5,105	$4,405

Preferred stock dividends paid and declared-Series A	782	782

Net income attributable to common shareholders	$4,323	$3,623

Basic earnings per common share:	$0.53	$0.45

Diluted earnings per common share:	$0.49	$0.42

Average common shares outstanding	8,190	8,014
Diluted average common shares outstanding	8,785	8,541

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months Ended March 31, 2008 and 2007

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2006 (as adjusted)	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	4,405	4,405

Unrealized loss from derivative instruments, net of tax benefit of $597	—	—	—	—	(1,034)	—	(1,034)

Total comprehensive income							3,371

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares issued under stock compensation plans	—	45	1	281	—	—	282

Stock-based compensation expenses	—	—	—	141	—	—	141

Balances at March 31, 2007	$31,915	8,055	$81	$54,242	$(2,001)	$82,777	$167,014

Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	5,105	5,105

Unrealized loss from derivative instruments, net of tax benefit of $2,737	—	—	—	—	(4,741)	—	(4,741)

Total comprehensive income							364

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares issued under stock compensation plans	—	210	2	170	—	—	172

Stock-based compensation expenses	—	—	—	459	—	—	459

Balances at March 31, 2008	$31,915	8,643	$86	$56,341	$(11,490)	$98,013	$174,865

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,105	$4,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,640	6,443
Amortization of deferred costs	819	793
Amortization of loan discount	78	102
Allowances and provisions	10	(11)
Stock-based compensation expenses	459	141
Gain on sale of leased equipment	—	(61)
Gain on sale of property, equipment and furnishings	(19)	—
Earnings from joint venture	(182)	(87)
Changes in assets and liabilities:
Receivables	(945)	661
Other assets	(1,394)	713
Accounts payable and accrued expenses	(1,736)	(1,610)
Deferred income taxes	3,048	2,527
Restricted cash	(4,796)	(7,536)
Maintenance reserves	2,824	4,024
Security deposits	258	620
Unearned lease revenue	(1,478)	995
Net cash provided by operating activities	10,691	12,119
Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	553	2,270
Restricted cash for investing activities	11,189	14,100
Proceeds from principal payment of notes receivable	—	12
Distributions from joint venture	150	380
Purchase of equipment held for operating lease	(41,928)	(35,110)
Purchase of property, equipment and furnishings	(134)	(6)
Net cash used in investing activities	(30,170)	(18,354)
Cash flows from financing activities:
Proceeds from issuance of notes payable	262,886	22,133
Distributions to preferred stockholders	(782)	(782)
Debt issuance cost	(2,938)	—
Proceeds from issuance of common stock	172	282
Principal payments on notes payable	(244,763)	(14,175)
Net cash provided by financing activities	14,575	7,458
(Decrease)/increase in cash and cash equivalents	(4,904)	1,223
Cash and cash equivalents at beginning of period	7,234	387

Cash and cash equivalents at end of period	$2,330	$1,610
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$10,023	$7,797
Income Taxes	$568	$44

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(a) Basis of Presentation:  Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2008, and December 31, 2007, and the results of our operations for the three month periods ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows for the period ended March 31, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008.

Management considers the operations of our company to operate in one reportable segment.

(b) Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2008, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. We have applied SFAS 157 to our recording of derivative instruments at fair value as either an asset or liability, and have deferred adoption for non-recurring fair value measurements, principally impairment of equipment.

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the fair value of our notional interest rate swaps of $289.0 million based on Level 3 inputs as defined by SFAS 157. We rely on market to market valuations prepared by a third party derivative valuation firm. We have interest rate swap agreements which have a cumulative liability fair value of $15.2 million and $7.7 million as of March 31, 2008 and December 31, 2007, respectively. The change in fair value (net of income tax benefit of $2.7 million) of $4.7 million, net of $520,000 realized through the income statement as interest expense, was recorded in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income as an unrealized loss from derivative instruments.

In February 2007, the FASB issued Financial Accounting Standards (FAS) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of Measurement FASB Statement No. 115 (“SFAS 159”). Under this pronouncement, companies may elect to measure many financials instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in FAS No. 13, Accounting for Leases), as among those items not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. Effective January 1, 2008, we adopted SFAS 159 and did not elect fair value measurement for any financial instruments or other items.

2. Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. Beginning April 1, 2007, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase in depreciation expense of $1.1 million for the quarter ended March 31, 2008. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The lease rental commitment is approximately $3.5 million dollars. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitment is approximately $84,000. We also lease office space in Shanghai, China. The lease expires December 31, 2008 and the remaining lease commitment is approximately $38,000.

We have paid deposits to secure the purchase, during the remainder of 2008 and 2009, of 20 engines and 3 helicopters for a gross purchase price of $194.1 million, for delivery from April 2008 to June 2009. As at March 31, 2008, non-refundable deposits paid related to this purchase commitment were $19.2 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2008 purchase orders have been accepted by CFM and are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.9 million as of March 31, 2008.

Three months Ending March 31, 2008 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2007	$8,847

Investment	—
Earnings from joint venture	182
Distribution	(150)
Investment in WOLF A340, LLC as of March 31, 2008	$8,879

5.  Long Term Debt

At March 31, 2008, notes payable consists of loans totaling $585.3 million payable (net of discount of $4.4 million) over periods of five months to 15 years with interest rates varying between approximately 3.4% and 8.7% (excluding the effect of our interest rate derivative instruments).  At March 31, 2008, we had revolving and warehouse credit facilities totaling approximately $489.0 million with $334.5 million in funds available to us. Our significant debt transactions are discussed below.

At March 31, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2008, $134.5 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. In November 2007, the capacity on this facility was increased from $217.0 million to $242.0 million and in December 2007 was increased further to $289.0 million. The maximum credit available under the facility is $300.0 million. The interest rate on this facility at March 31, 2008 was LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2008, we had $414.9 million of WEST term notes and $0 million of WEST warehouse notes outstanding. The term notes are divided into $159.0 million Series 2005-A1 notes, $212.4 million Series 2008-A1 notes, $23.2 million Series 2005-B1 notes and $20.3 million Series 2008-B1 notes. At March 31, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%.

The sale of $212.4 million of Series 2008-A1 notes and $20.3 million of Series 2008-B1 notes closed on March 28, 2008. At the closing, WEST agreed to acquire 11 engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements. We used these funds net of a $2.9 million discount on the Series 2008-A1 notes to pay off the balance remaining of the Series 2005-A2 and B2 notes of $164.1 million, pay off $62.0 million of our indebtedness related to the transfer of 11 engines from us to WEST, pay transaction expenses of approximately $3.2 million and received cash of approximately $0.5 million for general corporate purposes. Interest on the Series 2008-A1 and B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes expected maturity is March 2021 and the Series 2008-B1 term notes expected maturity is March 2023.

Our investment banker is the holder of $20.3 million of the Series 2008-B1 notes and retains the right to sell the notes in the open market in the event that the notes are not re-sold to other investors prior to May 30, 2008, upon prior consent being provided by us. In the event a sale of the note takes place, we are obligated to pay to our investment banker the difference between the amount paid by them for the Series 2008-B1 notes and that amount realized from the sale of the notes, net of accrued interest. This amount would be recorded as a loan discount and would be amortized over the 15 year term of the B1 notes. Any amounts received by our investment banker in excess of par would be recorded as a purchase premium. Alternatively, we retain the right to repurchase the notes from our investment banker at face value.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2008, $200.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At March 31, 2008 and 2007, one-month LIBOR was 2.70% and 5.32%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2008 (dollars in thousands):

Year Ending December 31,

2008	$28,132
2009	36,642
2010 (includes $154.5 million outstanding on revolving credit facility)	191,152
2011	41,649
2012	36,350
2013 and thereafter	255,788
$589,713

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as virtually all of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2008, we were a party to interest rate swap agreements with notional outstanding amounts of $289.0 million, remaining terms of between ten and forty-seven months and fixed rates of between 4.52% and 5.05%. The fair value of these swaps at March 31, 2008 was negative $15.2 million, and represented the estimated amount we would pay if we terminated the swaps.

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

Based on the estimated forward rate of LIBOR at March 31, 2008, we anticipate that net finance costs will be increased by approximately $8.4 million for the 12 months ending March 31, 2009 due to the interest rate derivative contracts currently in place.

7.  Stock-Based Compensation Plan

Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007:  239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. In the first quarter of 2008, 179,190 shares of restricted stock were granted that will vest over 4 years. Our accounting policy is to recognize the grant date fair value net of expected forfeitures of such awards as an expense on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grants. Approximately $358,000 in stock compensation expense was recorded in the three months ended March 31, 2008 related to the grant of restricted stock in 2007 and 2008. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized in future periods totals $4.9 million. The Plan terminates on May 24, 2017.

In the three months ended March 31, 2008, 22,046 options were exercised with a total intrinsic value at exercise date of approximately $159,000. There are 1,341,265 stock options remaining which have an intrinsic value of $7,535,824.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2007 Form 10-K.

Results of Operations

Three months ended March 31, 2008, compared to the three months ended March 31, 2007:

Lease Rent Revenue. Lease rent revenue for the quarter ended March 31, 2008 increased 28.0% to $24.8 million from $19.4 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease as well as higher utilization of lease assets. The aggregate of net book value of lease equipment at March 31, 2008 and 2007, was $766.0 million and $628.8 million, respectively, an increase of 21.8%. The average utilization for the quarter ended March 31, 2008 was 96% compared to 93% in the prior year. At March 31, 2008 and 2007, approximately 95% and 97% respectively of equipment held for lease by book value were on-lease.

During the quarter ended March 31, 2008, we added $36.3 million of equipment and capitalized costs to the lease portfolio. During the quarter ended March 31, 2007, we added $34.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended March 31, 2008, decreased 13.6% to $6.3 million from $7.3 million for the comparable period in 2007. This decrease was primarily due to the termination of only one long term lease in the quarter ended March 31, 2008 compared with the termination of six long term leases in the year ago period.

Gain on Sale of Leased Equipment. During the quarter ended March 31, 2008, no engines were sold out of the lease portfolio. During the quarter ended March 31, 2007, we sold one engine and other related equipment generating a net gain of $0.1 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the quarter ended March 31, 2008, we settled a claim for $975,000 to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 34.1% to $8.6 million for the quarter ended March 31, 2008 from the comparable period in 2007, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types. It is our policy to review estimates of useful life and residual values on certain older engine types regularly to estimate better the rate of depreciation over the useful life of these engines. Beginning April 1, 2007 we changed the depreciation estimate related to certain older engine types, which resulted in a $1.1 million increase in depreciation during the three month period ended March 31, 2008. The net effect of this change in depreciation estimate, is a reduction in net income of $0.7 million or $0.08 in diluted earnings per share for the three month period ended March 31, 2008.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 11.3% to $9.8 million for the quarter ended March 31, 2008, from the comparable period in 2007, due to an increase in average debt outstanding for the quarter ended March 31, 2008, from the comparable period in 2007, which was partially offset by a decrease in interest rates. Interest income decreased 26.6% to $0.6 million for the quarter ended March 31, 2008, from the comparable period in 2007, due to a decrease in restricted cash balances and interest rates.

General and Administrative Expenses. General and administrative expenses increased 6.5% to $6.3 million for the quarter ended March 31, 2008, from the comparable period in 2007, mainly due to increased personnel related costs which were partially offset by lower technical services costs.

Income Taxes. Income tax expense for the quarters ended March 31, 2008 and 2007, was $3.2 million and $2.5 million, respectively. The effective tax rate for the quarters ended March 31, 2008 and 2007, was 36.5%. The effective tax rate for the quarter ended March 31, 2008 excludes discrete items booked in the period including an adjustment for tax uncertainties described below. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pretax income in 2008 compared to 2007. In accordance with FIN 48, we have evaluated income tax uncertainty risk areas and exposures and have determined that a reserve of $176,000 is necessary as of March 31, 2008.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”
(“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
(“SFAS 133”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. We are currently evaluating the impact that the adoption of SFAS 161 will have on our financial statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $262.9 million and $22.1 million, in the three-month periods ended March 31, 2008 and 2007, respectively, was derived from this activity. In these same time periods $244.8 million and $14.2 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $10.7 million and $12.1 million in the three-month periods ended March 31, 2008 and 2007, respectively. Cash flow from the release of restricted cash provided $11.2 million and $14.1 million in the three month-periods ended March 31, 2008 and 2007, respectively, which is available to fund future equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $41.9 million and $35.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. While we have experienced increased lease rates, these have been offset by increases in interest rates such that the spread between lease rates and interest rates has narrowed throughout the first three quarters of 2007, although this trend has reversed itself in the fourth quarter of 2007 and the first quarter of 2008. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 95%, by book value, of our assets were on-lease at March 31, 2008, compared to approximately 97% at March 31, 2007, and the average utilization rate for the three-month period ended March 31, 2008, was 96% compared to 93% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2008, notes payable consists of loans totaling $585.3 million payable over periods of five months to 15 years with interest rates varying between approximately 3.4% and 8.7% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At March 31, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2008, $134.5 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. In November 2007, the capacity on this facility was increased from $217.0 million to $242.0 million and in December 2007 was increased further to $289.0 million. The maximum credit available under the facility is $300.0 million. The interest rate on this facility at March 31, 2008 was one-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2008, we had $414.9 million of WEST term notes and $0 million of WEST warehouse notes outstanding. The term notes are divided into $159.0 million Series 2005-A1 notes, $212.4 million Series 2008-A1 notes, $23.2 million Series 2005-B1 notes and $20.3 million Series 2008-B1 notes. At March 31, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%.

The sale of $212.4 million of Series 2008-A1 notes and $20.3 million of Series 2008-B1 notes closed on March 28, 2008. At the closing, WEST agreed to acquire 11 engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements. We used these funds net of a $2.9 million discount on the Series 2008-A1 notes to pay off the balance remaining of the Series 2005-A2 and B2 notes of $164.1 million, pay off $62.0 million of our indebtedness related to the transfer of 11 engines from us to WEST, pay transaction expenses of approximately $3.2 million and received cash of approximately $0.5 million for general corporate purposes. Interest on the Series 2008-A1 and B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes expected maturity is March 2021 and the Series 2008-B1 term notes expected maturity is March 2023.

Our investment banker is the holder of $20.3 million of the Series 2008-B1 notes and retains the right to sell the notes in the open market in the event that the notes are not re-sold to other investors prior to May 30, 2008, upon prior consent being provided by us. In the event a sale of the note takes place, we are obligated to pay to our investment banker the difference between the amount paid by them for the Series 2008-B1 notes and that amount realized from the sale of the notes, net of accrued interest. This amount would be recorded as a loan discount and would be amortized over the 15 year term of the B1 notes. Any amounts received by our investment banker in excess of par would be recorded as a purchase premium. Alternatively, we retain the right to repurchase the notes from our investment banker at face value.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2008 $200.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At March 31, 2008 and December 31, 2007, we had warehouse and revolving credit facilities totaling approximately $489.0 million and $660.4 million, respectively. At March 31, 2008, and December 31, 2007, respectively, approximately $334.5 million and $300.0 million were available under these combined facilities. Included in the $334.5 million available at March 31, 2008 is $134.5 million available under the revolving credit facility that ends in June 2009, with a final maturity in June 2010.

At March 31, 2008 and December 31, 2007, one-month LIBOR was 2.70% and 4.60%, respectively.

Approximately $569.4 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 70% to 83% of an engine purchase and 50% to 85% of an aircraft or spare parts purchase under these facilities.  We must have other funds available for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2008.

Approximately $28.1 million of our debt is repayable during the next year. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at March 31, 2008.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$589,713	$28,132	$227,794	$77,999	$255,788
Interest payments under long - term debt obligations	114,897	25,880	43,853	26,686	18,478
Operating lease obligations	3,640	470	966	1,025	1,179
Purchase obligations	194,079	163,179	30,900	—	—
Total	$902,329	$217,661	$303,513	$105,710	$275,445

We have commitments to purchase, during the remainder of 2008 and 2009, 20 engines and 3 helicopters for a gross purchase price of $194.1 million, for delivery from April 2008 to June 2009. As at March 31, 2008, non-refundable deposits paid related to this purchase commitment were $19.2 million

 We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2008. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At March 31, 2008, $575.5 million and $13.6 million of our borrowings are on a variable rate basis tied to one-month LIBOR and three-month LIBOR, respectively. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $289.0 million, with remaining terms of between ten and forty-seven months and fixed rates of between 4.52% and 5.05%.

The cash settlements on these derivative instrument arrangements increased expense by $0.5 million for the three month period ended March 31, 2008 and reduced expense by $0.8 million for the three month period ended March 31, 2007. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the three month period ended March 31, 2008. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of floating rate debt during the remainder of 2008.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 34% of our common stock as of December 31, 2007. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. These aircraft and engines have a net book value of $8.7 million at December 31, 2007. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by the Board of Directors. The deferral was accounted for as a reduction in lease revenue in the period. Further rent deferrals have been approved by the Board of Directors in 2007 and have been extended through September 2007, totaling $816,000. As in 2006, all 2007 deferrals have been accounted for as a reduction in lease revenue in the period. In response to the continuing difficult competitive environment in Hawaii, our leases with Island Air are currently being restructured and amended effective October 2007. After taking into account the deferred amounts, Island Air remains current on all obligations except for $32,000 in overdue rent related to November-December 2007 and $80,000 in overdue rent related to April 2008. No provision has been made for any loss.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2008, sales of consigned parts under these agreements were $8,500. The book value for the parts consigned to J.T. Power as of March 31, 2008 was $4.3 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue and paid no commissions during the three months ended March 31, 2008 under this program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $589.1 million (99.9%) of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.0 million (in 2007, $2.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be increased by approximately $6.8 million for the year ending December 31, 2008, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three-month period ended March 31, 2008, 82% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of March 31, 2008, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that as of March 31, 2008, our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.57	2007 Stock Incentive Plan (incorporated by reference to our Proxy statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).
10.58

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions (incorporated by reference to Exhibit 10.58 to our report on Form 10-Q filed on August 13, 2007).

10.59

Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to our report on Form 10-K filed on March 31, 2008).

10.60

Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 to our report on Form 10-K filed on March 31, 2008).

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

Date: May 13, 2008

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)