Form 10-Q
period 2008-06-30
WILLIS LEASE FINANCE CORP
filed 2008-08-12
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 11, 2008
Common Stock, $0.01 Par Value	8,690,242

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,576	$7,234
Restricted cash	64,198	64,960
Equipment held for operating lease, less accumulated depreciation of $140,724 and $134,815 at June 30, 2008 and December 31, 2007, respectively	786,791	744,827
Equipment held for sale	9,079	5,006
Operating lease related receivable, net of allowances of $77 and $62 at June 30, 2008 and December 31, 2007, respectively	6,895	5,550
Investments	10,458	10,327
Assets under derivative instruments	467	12
Property, equipment & furnishings, less accumulated depreciation of $2,499 and $2,463 at June 30, 2008 and December 31, 2007, respectively	7,424	6,771
Other assets	33,692	23,903
Total assets	$920,580	$868,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,286	$11,825
Liabilities under derivative instruments	7,029	7,709
Deferred income taxes	53,578	46,632
Notes payable, net of discount of $4,240 and $1,594 at June 30, 2008 and December 31, 2007, respectively	598,968	567,108
Maintenance reserves	52,811	49,481
Security deposits	6,407	5,890
Unearned lease revenue	4,131	5,293
Total liabilities	734,210	693,938

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,682,496 and 8,433,224 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	87	84
Accumulated other comprehensive loss, net of income tax of $3,470 and $3,892 at June 30, 2008 and December 31, 2007, respectively	(6,030)	(6,749)
Paid-in capital in excess of par	56,745	55,712
Retained earnings	103,653	93,690
Total shareholders’ equity	186,370	174,652
Total liabilities and shareholders’ equity	$920,580	$868,590

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Lease rent revenue	$26,216	$21,354	$51,038	$40,750
Maintenance reserve revenue	9,515	8,250	15,802	15,528
Gain on sale of leased equipment	1,261	1,239	1,261	1,300
Other income	248	124	1,382	505
Total revenue	37,240	30,967	69,483	58,083

EXPENSES
Depreciation expense	9,085	7,946	17,725	14,389
Write-down of equipment	1,811	2,142	1,811	2,142
General and administrative	7,275	5,872	13,553	11,769
Net finance costs:
Interest expense	9,584	9,218	19,361	17,999
Interest income	(439)	(909)	(1,063)	(1,759)
Total net finance costs	9,145	8,309	18,298	16,240
Total expenses	27,316	24,269	51,387	44,540

Earnings from operations	9,924	6,698	18,096	13,543

Earnings from joint venture	200	205	382	292

Income before income taxes	10,124	6,903	18,478	13,835
Income tax expense	(3,702)	(2,509)	(6,951)	(5,036)
Net income	$6,422	$4,394	$11,527	$8,799

Preferred stock dividends paid and accumulated-Series A	782	782	1,564	1,564

Net income attributable to common shareholders	$5,640	$3,612	$9,963	$7,235

Basic earnings per common share:	$0.69	$0.44	$1.21	$0.90

Diluted earnings per common share:	$0.64	$0.42	$1.14	$0.84

Average common shares outstanding	8,225	8,118	8,208	8,066
Diluted average common shares outstanding	8,754	8,636	8,764	8,589

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six months Ended June 30, 2008 and 2007

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2006	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	8,799	8,799

Unrealized gain from derivative instruments, net of tax expenses of $716	—	—	—	—	1,240	—	1,240

Total comprehensive income							10,039

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares issued under stock compensation plans	—	132	1	895	—	—	896

Stock-based compensation expenses	—	—	—	254	—	—	254

Balances at June 30, 2007	$31,915	8,142	$81	$54,969	$273	$86,389	$173,627

Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	11,527	11,527

Unrealized gain from derivative instruments, net of tax expenses of $415	—	—	—	—	719	—	719

Total comprehensive income							12,246

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares issued under stock compensation plans	—	249	3	278	—	—	281

Stock-based compensation expense				714			714

Tax benefit on disqualified dispositions of shares	—	—	—	41	—	—	41

Balances at June 30, 2008	$31,915	8,682	$87	$56,745	$(6,030)	$103,653	$186,370

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,527	$8,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,725	14,389
Write-down of equipment	1,811	2,142
Amortization of deferred costs	2,211	1,563
Amortization of loan discount	242	202
Allowances and provisions	15	(19)
Stock-based compensation expenses	714	254
Gain on sale of leased equipment	(1,261)	(1,300)
Earnings from joint venture	(382)	(292)
Changes in assets and liabilities:
Receivables	(1,359)	1,172
Other assets	(2,828)	(376)
Accounts payable and accrued expenses	(4,173)	(7,737)
Deferred income taxes	6,537	5,036
Restricted cash	(9,778)	(15,875)
Maintenance reserves	3,331	5,187
Security deposits	517	301
Unearned lease revenue	(1,163)	2,071
Net cash provided by operating activities	23,686	15,517

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	19,990	7,926
Restricted cash for investing activities	10,539	11,209
Proceeds from principal payment of notes receivable	—	12
Distributions from joint venture	250	595
Purchase of equipment held for operating lease	(86,473)	(61,703)
Purchase of property, equipment and furnishings	(936)	(15)
Net cash used in investing activities	(56,630)	(41,976)

Cash flows from financing activities:
Proceeds from issuance of notes payable	322,852	49,568
Distributions to preferred stockholders	(1,564)	(1,564)
Debt issuance cost	(3,090)	—
Proceeds from shares issued under stock compensation plans	322	896
Principal payments on notes payable	(291,234)	(19,854)
Net cash provided by financing activities	27,286	29,046
(Decrease)/increase in cash and cash equivalents	(5,658)	2,587
Cash and cash equivalents at beginning of period	7,234	387

Cash and cash equivalents at end of period	$1,576	$2,974
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,763	$17,116
Income Taxes	$722	$44

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2008, and December 31, 2007, and the results of our operations for the three and six month periods ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for the period ended June 30, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008.

Management considers the operations of our company to operate in one reportable segment. Certain reclassifications have been made to the prior year presentation to conform to current year presentation.

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

We measure the fair value of our notional interest rate swaps of $304.0 million based on Level 3 inputs as defined by SFAS 157. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk attaching to the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative liability net fair value of $6.6 million and $7.7 million as of June 30, 2008 and December 31, 2007, respectively. The change in fair value (net of income tax expense of $0.4 million) of $0.7 million, net of $2.1 million realized through the income statement as interest expense, was recorded in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income as an unrealized gain from derivative instruments for the six months ended June 30, 2008.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. Beginning April 1, 2007 and again on April 1, 2008, we adjusted the depreciation for certain older engine types within the portfolio. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. For the quarter ending June 30, 2008, we recorded a write-down of $1.0 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and recorded a further $0.8 million related to 4 aircraft and 2 engines for which we believe contractual return conditions are likely not to be met by the lessee.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The remaining lease rental commitment is approximately $3.4 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 3,100 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2008, and the remaining lease commitment is approximately $48,000. We also lease office space in Shanghai, China. The lease expires December 31, 2008 and the remaining lease commitment is approximately $25,000.

We have paid deposits to secure the purchase, during the remainder of 2008 and 2009, of 31 engines and 3 helicopters for a gross purchase price of $293.1 million, for delivery from July 2008 to December 2009. As of June 30, 2008, non-refundable deposits paid related to this purchase commitment were $18.0 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2008 and 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million as of June 30, 2008.

Six months Ending June 30, 2008 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2007	$8,847
Earnings from joint venture	382
Distribution	(250)
Investment in WOLF A340, LLC as of June 30, 2008	$8,979

5.  Long Term Debt

At June 30, 2008, notes payable consists of loans totaling $599.0 million (net of discount of $4.2 million), payable over periods of two months to 15 years with interest rates varying between approximately 3.7% and 8.5% (excluding the effect of our interest rate derivative instruments).  At June 30, 2008, we had revolving and warehouse credit facilities totaling approximately $489.0 million with $298.5 million in funds available to us. Our significant debt instruments are discussed below.

At June 30, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2008, $129.5 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at June 30, 2008 was LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2008, we had $386.2 million of WEST term notes and $31.0 million of WEST warehouse notes outstanding. The term notes are divided into $155.1 million Series 2005-A1 notes, $22.8 million Series 2005-B1 notes and $208.3 million Series 2008-A1 notes. At June 30, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At June 30, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%.

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

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor within the next two years, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At June 30, 2008, $169.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

Following the sale of two Bell 412 EP helicopters on May 8, 2008, we repaid the Export Development Canada credit facility in the amount of $13.6 million.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At June 30, 2008 and 2007, one-month LIBOR was 2.46% and 5.32%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2008 (dollars in thousands):

Year Ending December 31,

2008	$17,445
2009	33,900
2010 (includes $159.5 million outstanding on revolving credit facility and $20 million for senior term loan)	213,409
2011	38,906
2012	33,607
2013 and thereafter	265,942
$603,209

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as virtually all of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At June 30, 2008, we were a party to interest rate swap agreements with notional outstanding amounts of $304.0 million, remaining terms of between seven and forty-four months and fixed rates of between 3.46% and 5.05%. The net fair value of these swaps at June 30, 2008 was negative $6.6 million, and represented the estimated amount we would pay if we terminated the swaps.

The company estimates the fair value of derivative instruments using a discounted cash flow technique. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed its method of valuation during the period.

Based on the estimated forward rate of LIBOR at June 30, 2008, we anticipate that net finance costs will be increased by approximately $5.3 million for the 12 months ending June 30, 2009 due to the interest rate derivative contracts currently in place.

7.  Stock-Based Compensation Plan

Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007:  239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. In the first quarter of 2008, 179,190 shares of restricted stock were granted that will vest over 4 years. In the second quarter of 2008, 16,192 shares of restricted stock were granted that will vest on the first anniversary date from date of issuance. Our accounting policy is to recognize the grant date fair value net of expected forfeitures of such awards as an expense on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grants. Approximately $714,000 in stock compensation expense was recorded in the six months ended June 30, 2008. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized in future periods total $4.7 million. The Plan terminates on May 24, 2017.

In the six months ended June 30, 2008, 45,465 options under the 1996 Stock Options/Stock Issuance Plan were exercised with a total intrinsic value at exercise date of approximately $342,000. There are 1,317,846 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $5.1 million.

8.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Mr. Willis is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of June 30, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by our Board of Directors. Further rent deferrals were approved by the Board of Directors in 2007 through September 2007, totaling $816,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. After taking into account the deferred amounts, Island Air remains current on all obligations. Our leases with Island Air are currently being restructured and amended. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter. After this write down, the aircraft and engines on lease to Island Air have a net book value of $6.9 million at June 30, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2008, sales of consigned parts under these agreements were $0.9 million. The book value for the parts consigned to J.T. Power as of June 30, 2008 was $3.7 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned revenue of $33,000 during the six months ended June 30, 2008 and paid no commissions under this program.

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

Results of Operations

Three months ended June 30, 2008, compared to the three months ended June 30, 2007:

Lease Rent Revenue. Lease rent revenue for the quarter ended June 30, 2008 increased 22.8% to $26.2 million from $21.4 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at June 30, 2008 and 2007, was $786.8 million and $647.6 million, respectively, an increase of 21.5%. The average utilization for the quarter ended June 30, 2008 was 96%, the same rate for the comparable period in the prior year. At June 30, 2008 and 2007, approximately 96% and 94% respectively of equipment held for lease by book value were on-lease.

During the quarter ended June 30, 2008, we added $44.1 million of equipment and capitalized costs to the lease portfolio. During the quarter ended June 30, 2007, we added $29.8 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended June 30, 2008, increased 15.3% to $9.5 million from $8.3 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease.

Gain on Sale of Leased Equipment. During the quarter ended June 30, 2008, we sold two helicopters and other related equipment generating a net gain of $1.3 million. During the quarter ended June 30, 2007, we sold one engine and other related equipment generating a net gain of $1.2 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the quarter ended June 30, 2008, we received fees related to the brokering of an engine for lease on behalf of an airline.

Depreciation Expense. Depreciation expense increased 14.3% to $9.1 million for the quarter ended June 30, 2008 from the comparable period in 2007, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $1.8 million for the quarter ended June 30, 2008 compared to $2.1 million in the year ago period. In the quarter, management decided to consign seven engines for part out and sale. Of the seven engines, the net book value for two engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of $1.0 million in the quarter. We also recorded a write-down of $0.8 million in the quarter ended June 30, 2008 for aircraft and engines that are leased to Island Air, a related party, after reviewing the current maintenance status and condition of these leased assets. During the quarter ended June 30, 2007, we recorded a write-down of equipment of $2.1 million due to management’s decision to consign four engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 23.9% to $7.3 million for the quarter ended June 30, 2008, from the comparable period in 2007, mainly due to increased personnel related costs and selling expenses as well as increased legal and accounting fees.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 4.0% to $9.6 million for the quarter ended June 30, 2008, from the comparable period in 2007, due to an increase in average debt outstanding for the quarter ended June 30, 2008, from the comparable period in 2007, which was partially offset by a decrease in interest rates. Notes payable balance at June 30, 2008 and 2007, was $599.0 million and $495.2 million, respectively, an increase of 21.0%. At June 30, 2008 and 2007, one-month LIBOR was 2.46% and 5.32%, respectively. Interest income decreased 51.7% to $0.4 million for the quarter ended June 30, 2008, from the comparable period in 2007, due to a decrease in restricted cash balances and interest rates.

Income Taxes. Income tax expense for the quarters ended June 30, 2008 and 2007, was $3.7 million and $2.5 million, respectively. The effective tax rate for the quarters ended June 30, 2008 and 2007, was 36.6% and 36.3%, respectively.

Six months ended June 30, 2008, compared to the six months ended June 30, 2007:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2008 increased 25.2% to $51.0 million from $40.8 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease as well as higher utilization of lease assets. The aggregate of net book value of lease equipment at June 30, 2008 and 2007, was $786.8 million and $647.6 million, respectively, an increase of 21.5%. The average utilization for the six months ended June 30, 2008 was 96% compared to 94% in the prior year. At June 30, 2008 and 2007, approximately 96% and 94% respectively of equipment held for lease by book value were on-lease.

During the six months ended June 30, 2008, we added $80.4 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2007, we added $64.2 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2008, increased 1.8% to $15.8 million from $15.5 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease. This increase was partially offset by the termination of 6 long term leases in the six months ended June 30, 2008 compared with the termination of 9 long term leases in the year ago period.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2008, we sold two helicopters and other related equipment generating a net gain of $1.3 million. During the six months ended June 30, 2007, we sold two engines and other related equipment generating a net gain of $1.3 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income for the six months ended June 30, 2008 increased 174% or $0.9 million to $1.4 million from $0.5 million for the comparable period in 2007. The increase was due to the settlement of a claim in the first quarter of 2008 for $975,000 to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 23.2% to $17.7 million for the six months ended June 30, 2008 from the comparable period in 2007, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $1.8 million for the six months ended June 30, 2008 compared to $2.1 million in the year ago period. In the second quarter of 2008, management decided to consign seven engines for part out and sale. Of the seven engines, the net book value for two engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of $1.0 million. We also recorded a write-down of $0.8 million in the second quarter of 2008 for aircraft and engines that are leased to Island Air, a related party, after reviewing the current maintenance status and condition of these leased assets. During the six months ended June 30, 2007, we recorded a write-down of equipment of $2.1 million due to management’s decision in the second quarter of 2007 to consign four engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 15.2% to $13.6 million for the six months ended June 30, 2008, from the comparable period in 2007, mainly due to increased personnel related costs and selling expenses which were partially offset by lower technical services costs.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 7.6% to $19.4 million for the six months ended June 30, 2008, from the comparable period in 2007, due to an increase in average debt outstanding for the six months ended June 30, 2008, from the comparable period in 2007, which was partially offset by a decrease in interest rates. Notes payable balance at June 30, 2008 and 2007, was $599.0 million and $495.2 million, respectively, an increase of 21.0%. At June 30, 2008 and 2007, one-month LIBOR was 2.46% and 5.32%, respectively. Interest income decreased 39.6% to $1.1 million for the six months ended June 30, 2008, from the comparable period in 2007, due to a decrease in restricted cash balances and interest rates.

Income Taxes. Income tax expense for the six months ended June 30, 2008 and 2007, was $7.0 million and $5.0 million, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 37.6% and 36.4%, respectively. The change in effective tax rate was due primarily to a decrease in the estimated amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pretax income in 2008 compared to 2007.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”(“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. We are currently evaluating the impact that the adoption of SFAS 161 will have on our financial statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $322.9 million and $49.6 million, in the six-month periods ended June 30, 2008 and 2007, respectively, was derived from this activity. In these same time periods $291.2 million and $19.9 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $23.7 million and $15.5 million in the six-month periods ended June 30, 2008 and 2007, respectively. Cash flow from the release of restricted cash provided $10.5 million and $11.2 million in the six month-periods ended June 30, 2008 and 2007, respectively, which is available to fund future equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $86.5 million and $61.7 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 96%, by book value, of our assets were on-lease at June 30, 2008, compared to approximately 94% at June 30, 2007, and the average utilization rate for the six-month period ended June 30, 2008, was 96% compared to 94% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2008, notes payable consists of loans totaling $599.0 million payable over periods of two months to 15 years with interest rates varying between approximately 3.7% and 8.5% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At June 30, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2008, $129.5 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at June 30, 2008 was LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2008, we had $386.2 million of WEST term notes and $31.0 million of WEST warehouse notes outstanding. The term notes are divided into $155.1 million Series 2005-A1 notes, $22.8 million Series 2005-B1 notes and $208.3 million Series 2008-A1 notes. At June 30, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At June 30, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%.

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

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor within the next two years, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At June 30, 2008, $169.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

Following the sale of two Bell 412 EP helicopters on May 8, 2008, we repaid the Export Development Canada credit facility in the amount of $13.6 million.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At June 30, 2008 and December 31, 2007, we had warehouse and revolving credit facilities totaling approximately $489.0 million and $660.4 million, respectively. At June 30, 2008, and December 31, 2007, respectively, approximately $298.5 million and $300.0 million were available under these combined facilities. Included in the $298.5 million available at June 30, 2008 is $129.5 million available under the revolving credit facility that ends in June 2009, with a final maturity in June 2010.

At June 30, 2008 and December 31, 2007, one-month LIBOR was 2.46% and 4.60%, respectively.

Approximately $596.7 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 70% to 83% of an engine purchase and 50% to 85% of an aircraft or spare parts purchase under these facilities.  We must have other funds available for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at June 30, 2008.

Approximately $34.4 million of our debt is repayable during the next year. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at June 30, 2008.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$603,209	$34,393	$247,318	$72,360	$249,138
Interest payments under long - term debt obligations	125,593	24,656	37,223	23,353	40,361
Operating lease obligations	3,460	541	975	1,036	908
Purchase obligations	293,101	235,764	57,337	—	—
Total	$1,025,363	$295,354	$342,853	$96,749	$290,407

We have commitments to purchase, during the remainder of 2008 and 2009, 31 engines and 3 helicopters for a gross purchase price of $293.1 million, for delivery from July 2008 to December 2009. As at June 30, 2008, non-refundable deposits paid related to this purchase commitment were $18.0 million.

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

Management of Interest Rate Exposure

At June 30, 2008, $602.7 million of our borrowings are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $304.0 million, with remaining terms of between seven and forty-four months and fixed rates of between 3.46% and 5.05%.

The net cash settlements on these derivative instrument arrangements increased expense by $2.1 million for the six month period ended June 30, 2008 and reduced expense by $1.2 million for the six month period ended June 30, 2007. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the six month period ended June 30, 2008. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. We plan to hedge additional amounts of floating rate debt during the remainder of 2008.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Mr. Willis is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of June 30, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by our Board of Directors. Further rent deferrals were approved by the Board of Directors in 2007 through September 2007, totaling $816,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. After taking into account the deferred amounts, Island Air remains current on all obligations. Our leases with Island Air are currently being restructured and amended. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter. After this write down, the aircraft and engines on lease to Island Air have a net book value of $6.9 million at June 30, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2008, sales of consigned parts under these agreements were $0.9 million. The book value for the parts consigned to J.T. Power as of June 30, 2008 was $3.7 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned revenue of $33,000 during the six months ended June 30, 2008 and paid no commissions under this program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. Approximately $602.7 million or virtually all of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.0 million (in 2007, $2.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for 1-month LIBOR, we expect interest expenses will be increased by approximately $5.2 million for the year ending December 31, 2008, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the six-month period ended June 30, 2008, 80% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer  (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Controls

Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: August 12, 2008

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)