Form 10-Q
period 2008-09-30
WILLIS LEASE FINANCE CORP
filed 2008-11-13
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 11, 2008
Common Stock, $0.01 Par Value	8,796,730

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,508	$7,234
Restricted cash	105,828	64,960
Equipment held for operating lease, less accumulated depreciation of $133,041 and $134,815 at September 30, 2008 and December 31, 2007, respectively	766,379	744,827
Equipment held for sale	20,561	5,006
Operating lease related receivable, net of allowances of $97 and $62 at September 30, 2008 and December 31, 2007, respectively	8,679	5,550
Investments	10,451	10,327
Assets under derivative instruments	377	12
Property, equipment & furnishings, less accumulated depreciation of $2,666 and $2,463 at September 30, 2008 and December 31, 2007, respectively	7,895	6,771
Equipment purchase deposits	13,221	12,180
Other assets	15,406	11,723
Total assets	$950,305	$868,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,623	$11,825
Liabilities under derivative instruments	8,078	7,709
Deferred income taxes	58,696	46,632
Notes payable, net of discount of $4,061 and $1,594 at September 30, 2008 and December 31, 2007, respectively	612,155	567,108
Maintenance reserves	50,246	49,481
Security deposits	5,332	5,890
Unearned lease revenue	4,575	5,293
Total liabilities	753,705	693,938

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2008 and December 31,2007, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,816,511 and 8,433,224 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	88	84
Accumulated other comprehensive loss, net of income tax of $3,887 and $3,892 at September 30, 2008 and December 31, 2007, respectively	(6,752)	(6,749)
Paid-in capital in excess of par	57,752	55,712
Retained earnings	113,597	93,690
Total shareholders’ equity	196,600	174,652
Total liabilities and shareholders’ equity	$950,305	$868,590

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE
Lease rent revenue	$26,003	$21,930	$77,041	$62,680
Maintenance reserve revenue	8,281	7,848	24,083	23,376
Gain on sale of leased equipment	11,557	(37)	12,818	1,263
Other income	53	73	1,435	578
Total revenue	45,894	29,814	115,377	87,897

EXPENSES
Depreciation expense	10,082	8,267	27,807	22,656
Write-down of equipment	862	—	2,673	2,142
General and administrative	9,210	5,278	22,763	17,047
Net finance costs:
Interest expense	9,628	9,929	28,989	27,928
Interest income	(413)	(1,037)	(1,476)	(2,796)
Loss upon extinguishment of debt	—	1,459	—	1,459
Total net finance costs	9,215	10,351	27,513	26,591
Total expenses	29,369	23,896	80,756	68,436

Earnings from operations	16,525	5,918	34,621	19,461

Earnings from joint venture	183	163	565	455

Income before income taxes	16,708	6,081	35,186	19,916
Income tax expense	(5,983)	(2,330)	(12,933)	(7,366)
Net income	$10,725	$3,751	$22,253	$12,550

Preferred stock dividends paid and accumulated-Series A	782	782	2,346	2,346

Net income attributable to common shareholders	$9,943	$2,969	$19,907	$10,204

Basic earnings per common share:	$1.20	$0.36	$2.42	$1.26

Diluted earnings per common share:	$1.13	$0.34	$2.27	$1.18

Average common shares outstanding	8,253	8,149	8,223	8,094
Diluted average common shares outstanding	8,785	8,753	8,764	8,636

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine months Ended September 30, 2008 and 2007

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2006	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	12,550	12,550

Unrealized loss from derivative instruments, net of tax benefit of $1,467	—	—	—	—	(2,541)	—	(2,541)

Total comprehensive income							10,009

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	191	2	1,073	—	—	1,075

Stock-based compensation expenses	—	—	—	246	—	—	246

Balances at September 30, 2007	$31,915	8,201	$82	$55,139	$(3,508)	$89,358	$172,986

Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	22,253	22,253

Unrealized loss from derivative instruments, net of tax benefit of $1	—	—	—	—	(3)	—	(3)

Total comprehensive income							22,250

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	383	4	624	—	—	628

Stock-based compensation expense	—	—	—	1,197	—	—	1,197

Tax benefit on disqualified dispositions of shares	—	—	—	219	—	—	219

Balances at September 30, 2008	$31,915	8,816	$88	$57,752	$(6,752)	$113,597	$196,600

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$22,253	$12,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27,807	22,656
Write-down of equipment	2,673	2,142
Amortization of deferred costs	3,624	2,277
Amortization of loan discount	421	300
Allowances and provisions	35	23
Stock-based compensation expenses	1,197	246
Gain on sale of leased equipment	(12,818)	(1,263)
Loss on sale of property, equipment and furnishings	—	33
Loss upon extinguishment of debt	—	1,459
Earnings from joint venture	(565)	(455)
Changes in assets and liabilities:
Receivables	(3,163)	(883)
Other assets	(2,643)	6,238
Equipment purchase deposits	95	(11,622)
Accounts payable and accrued expenses	(206)	(5,425)
Deferred income taxes	12,064	7,379
Restricted cash	(12,349)	(16,558)
Maintenance reserves	765	7,646
Security deposits	(558)	446
Unearned lease revenue	(718)	1,095
Net cash provided by operating activities	37,914	28,284

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	85,830	10,703
Restricted cash for investing activities	(28,519)	13,631
Proceeds from principal payment of notes receivable	—	12
Distributions from joint venture	440	765
Purchase of equipment held for operating lease	(139,723)	(122,315)
Purchase of property, equipment and furnishings	(1,571)	(32)
Net cash used in investing activities	(83,543)	(97,236)

Cash flows from financing activities:
Proceeds from issuance of notes payable	334,387	131,645
Excess tax benefits from stock-based compensation	219	0
Distributions to preferred stockholders	(2,346)	(2,346)
Debt issuance cost	(3,224)	(250)
Proceeds from shares issued under stock compensation plans	628	1,075
Principal payments on notes payable	(289,761)	(60,742)
Net cash provided by financing activities	39,903	69,382
(Decrease)/increase in cash and cash equivalents	(5,726)	430
Cash and cash equivalents at beginning of period	7,234	387

Cash and cash equivalents at end of period	$1,508	$817
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$23,612	$27,534
Income Taxes	$844	$44

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2008, and December 31, 2007, and the results of our operations for the three and nine month periods ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007. The results of operations and cash flows for the period ended September 30, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008.

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

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure the fair value of our notional interest rate swaps of $329.0 million based on Level 3 inputs as defined by SFAS 157. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk attaching to the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative liability net fair value of $7.7 million as of September 30, 2008 and December 31, 2007. There was no change in the fair value of the portfolio of swaps in the nine months ended September 30, 2008. However, $3.8 million was realized through the income statement as interest expense and we paid $3.8 million to settle swap contracts as they come due in the nine months ended September 30, 2008.

In February 2007, the FASB issued Financial Accounting Standards (FAS) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in FAS No. 13, Accounting for Leases), as among those items not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. Effective January 1, 2008, we adopted SFAS 159 and did not elect fair value measurement for any financial instruments or other items.

(c) Revenue Recognition: Management Fee Revenue and Gain on Sale of Engine Portfolios

In the quarter ended September 30, 2008, the Company sold a portfolio of ten engines to an investor group for $63 million. After the date of sale, the Company retains responsibility to manage the engines sold to the investor group. Because the arrangement has multiple deliverables, the Company evaluated the arrangement under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with SAB 104 for each unit.

One requirement of EITF 00-21 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of engines) is delivered. Assessing fair value evidence requires judgment. In determining fair value, the Company has reviewed information from management agreements entered into by other parties on a standalone basis, compared it to the management agreement entered into during the quarter and determined that the fees charged on a standalone basis were comparable to the fees charged when the Company entered into the management agreement concurrent with the sale of the portfolio of engines. Accordingly it was able to determine that the fees charged for its management services were comparable to those charged by other asset managers for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services.

Based on the conclusion that the sale of engines and the management services can be accounted for separately, the Company recognized a $11.1 million gain on sale of the ten engine portfolio in the quarter ended September 30, 2008. The gain recorded was the difference between the sales price and the net book value of the engines sold.

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are based upon a percentage of net lease rents of the investor group’s engine portfolio calculated on an accrual basis.

2.  Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate its estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. In 2008, we adjusted the depreciation for certain older engine types within the portfolio on April 1 and on July 1. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. For the quarter ending September 30, 2008, we recorded a write-down of $0.9 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment. There was no write-down of equipment recorded in the quarter ending September 30, 2007. For the nine months ending September 30, 2008 and September 30, 2007, we recorded a write-down of $2.7 million and $2.1 million, respectively.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The remaining lease rental commitment is approximately $3.3 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 6,500 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2010, and the remaining lease commitment is approximately $336,000. We also lease office space in Shanghai, China. The lease expires December 31, 2008 and the remaining lease commitment is approximately $13,000.

We have paid deposits to secure the purchase, during the remainder of 2008 and 2009, of 25 engines and 3 helicopters for a gross purchase price of $268.2 million, for delivery from October 2008 to December 2009. As of September 30, 2008, non-refundable deposits paid related to this purchase commitment were $13.2 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2008 and 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million as of September 30, 2008.

Nine months Ending September 30, 2008 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2007	8,847
Earnings from joint venture	565
Distribution	(440)
Investment in WOLF A340, LLC as of September 30, 2008	$8,972

5.  Long Term Debt

At September 30, 2008, notes payable consists of loans totaling $612.2 million (net of discount of $4.1 million), payable over periods of 21 months to 15 years with interest rates varying between approximately 5.1% and 9.9% (excluding the effect of our interest rate derivative instruments).  At September 30, 2008, we had revolving and warehouse credit facilities totaling approximately $489.0 million with $277.6 million in funds available to us. Our significant debt instruments are discussed below.

At September 30, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2008, $124.6 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at September 30, 2008 was LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2008, we had $377.8 million of WEST term notes and $47.0 million of WEST warehouse notes outstanding. The term notes are divided into $151.3 million Series 2005-A1 notes, $22.3 million Series 2005-B1 notes and $204.2 million Series 2008-A1 notes. At September 30, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%.

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

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor within the next two years, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2008, $153.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

Following the sale of two Bell 412 EP helicopters on May 8, 2008, we repaid the Export Development Canada credit facility in the amount of $13.6 million.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At September 30, 2008 and 2007, one-month LIBOR was 3.93% and 5.12%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2008 (dollars in thousands):

Year Ending September 30,

2008	$8,576
2009	34,216
2010 (includes $164.4 million outstanding on revolving credit facility and $20 million for senior term loan)	218,638
2011	39,190
2012	33,607
2013 and thereafter	281,989
$616,216

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as virtually all of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2008, we were a party to interest rate swap agreements with notional outstanding amounts of $329.0 million, remaining terms of between four and sixty months and fixed rates of between 3.46% and 5.05%. The net fair value of these swaps at September 30, 2008 was a net liability of $7.7 million, and represented the estimated amount we would pay if we terminated the swaps.

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

Based on the estimated forward rate of LIBOR at September 30, 2008, we anticipate that net finance costs will be increased by approximately $4.7 million for the 12 months ending September 30, 2009 due to the interest rate derivative contracts currently in place.

7.  Stock-Based Compensation Plan

Our 2007 Stock Incentive Plan (the Plan) was adopted on May 24, 2007. Under this Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007:  239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. In the first quarter of 2008, 179,190 shares of restricted stock were granted that will vest over 4 years. In the second quarter of 2008, 16,192 shares of restricted stock were granted that will vest on the first anniversary date from date of issuance. In the third quarter of 2008, 64,774 shares of restricted stock were granted that will vest over 4 years and 1,284 shares of restricted stock were granted that will vest on the first anniversary date from date of issuance. Our accounting policy is to recognize the grant date fair value net of expected forfeitures of such awards as an expense on a straight-line basis over the vesting period. The fair value of the awards equaled the stock price at the date of grants. Approximately $1.2 million in stock compensation expense was recorded in the nine months ended September 30, 2008. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized in future periods total $4.8 million. The Plan terminates on May 24, 2017.

In the nine months ended September 30, 2008, 105,676 options under the 1996 Stock Options/Stock Issuance Plan were exercised with a total intrinsic value at exercise date of approximately $0.8 million. There are 1,205,607 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $5.3 million.

8.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Mr. Willis is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of September 30, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by our Board of Directors. Further rent deferrals were approved by the Board of Directors in 2007 through September 2007, totaling $816,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. After taking into account the deferred amounts, Island Air remains current on all obligations except for $144,000 in overdue rent related to September 2008. Our leases with Island Air are currently being restructured and amended. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at September 30, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2008, sales of consigned parts under these agreements were $2.4 million. The book value for the parts consigned to J.T. Power as of September 30, 2008 was $2.7 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned revenue of $39,000 during the nine months ended September 30, 2008 and paid no commissions under this program.

Item 1A.  Risk Factors

The risk described below updates the risk factors in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our inability to obtain sufficient capital would constrain our ability to grow our portfolio and to increase our revenues.

The recent, well publicized, worldwide disruptions in the credit and financial markets increase the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to continue our recent growth trend. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, the market disruptions may adversely affect our ability to raise equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

Results of Operations

Three months ended September 30, 2008, compared to the three months ended September 30, 2007:

Lease Rent Revenue. Lease rent revenue for the quarter ended September 30, 2008 increased 18.6% to $26.0 million from $21.9 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at September 30, 2008 and 2007, was $766.4 million and $703.0 million, respectively, an increase of 9.0%. Prior to the sale of ten engines on September 24, 2008, the aggregate of net book value of lease equipment was $818.3 million, an increase of 16.4% from the prior year. The average utilization for the quarter ended September 30, 2008 and 2007 was 91% and 92%, respectively. At September 30, 2008 and 2007, approximately 88% and 93% respectively of equipment held for lease by book value were on-lease.

During the quarter ended September 30, 2008, we added $56.7 million of equipment and capitalized costs to the lease portfolio. During the quarter ended September 30, 2007, we added $65.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended September 30, 2008, increased 5.5% to $8.3 million from $7.8 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease.

Gain on Sale of Leased Equipment. During the quarter ended September 30, 2008, we sold eleven engines and other related equipment generating a net gain of $11.6 million. The sale of ten engines on September 24, 2008 was accompanied by the establishment of a service management agreement with the purchaser, in which the Company will provide ongoing management services for a fee. There were no sales of leased equipment in the quarter ended September 30, 2007.

Other Income. Our other income consists primarily of management fee income and lease administration fees. There was little change in other income for the quarter ended September 30, 2008 from the comparable period in 2007.

Depreciation Expense. Depreciation expense increased 21.9% to $10.1 million for the quarter ended September 30, 2008 from the comparable period in 2007, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $0.9 million for the quarter ended September 30, 2008. There were no equipment write-downs in the comparable period in 2007. In the quarter, management decided to consign two engines for part out and sale. The net book value of the engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of $0.9 million in the quarter.

General and Administrative Expenses. General and administrative expenses increased 74.5% to $9.2 million for the quarter ended September 30, 2008, from the comparable period in 2007, mainly due to increased personnel related costs, technical service expenses and selling expenses as well as increased legal and accounting fees.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense decreased 3.0% to $9.6 million for the quarter ended September 30, 2008, from the comparable period in 2007, due to a decrease in interest rates for the quarter ended September 30, 2008, from the comparable period in 2007, which was partially offset by an increase in average debt outstanding. Notes payable balance at September 30, 2008 and 2007, was $612.2 million and $536.5 million, respectively, an increase of 14.1%. At September 30, 2008 and 2007, one-month LIBOR was 3.93% and 5.12%, respectively. Interest income decreased 60.3% to $0.4 million for the quarter ended September 30, 2008, from the comparable period in 2007, due to a decrease in interest rates and average quarterly restricted cash balances. The restricted cash balance increased at quarter end on September 24, 2008 upon the sale of ten engines, with $41.2 million of the sale proceeds set aside as restricted cash to be used for future engine purchases. Prior to this transaction, the restricted cash balance was $64.6 million compared to $75.7 million at September 30, 2007.

Income Taxes. Income tax expense for the quarters ended September 30, 2008 and 2007 was $6.0 million and $2.3 million, respectively. The effective tax rate for the quarters ended September 30, 2008 and 2007 was 35.8% and 38.3%, respectively. The change in effective tax rate was due primarily to a decrease in the blended state tax rate in 2008 compared to 2007.

Nine months ended September 30, 2008, compared to the nine months ended September 30, 2007:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2008 increased 22.9% to $77.0 million from $62.7 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease as well as higher utilization of lease assets. The aggregate of net book value of lease equipment at September 30, 2008 and 2007, was $766.4 million and $703.0 million, respectively, an increase of 9.0%. Prior to the sale of ten engines on September 24, 2008, the aggregate of net book value of lease equipment was $818.3 million, an increase of 16.4% from the prior year. The average utilization for the nine months ended September 30, 2008 was 94% compared to 93% in the prior year. At September 30, 2008 and 2007, approximately 88% and 93% respectively of equipment held for lease by book value were on-lease.

During the nine months ended September 30, 2008, we added $137.1 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2007, we added $129.4 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2008, increased 3.0% to $24.1 million from $23.4 million for the comparable period in 2007. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2008, we sold eleven engines, two helicopters and other related equipment generating a net gain of $12.8 million. The sale of ten engines on September 24, 2008 was accompanied by the establishment of a service management agreement with the purchaser, in which the Company will provide ongoing management services for a fee. During the nine months ended September 30, 2007, we sold two engines and other related equipment generating a net gain of $1.3 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income for the nine months ended September 30, 2008 increased 149% or $0.8 million to $1.4 million from $0.6 million for the comparable period in 2007. The increase was due to the settlement of a claim in the first quarter of 2008 for $1.0 million to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 22.7% to $27.8 million for the nine months ended September 30, 2008 from the comparable period in 2007, due to increased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.7 million for the nine months ended September 30, 2008 compared to $2.1 million in the year ago period. In the second quarter of 2008, management decided to consign seven engines for part out and sale. Of the seven engines, the net book value for two engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of $1.0 million. We also recorded a write-down of $0.8 million in the second quarter of 2008 for aircraft and engines that are leased to Island Air, a related party, after reviewing the current maintenance status and condition of these leased assets. In the third quarter, management decided to consign two engines for part out and sale. The net book value of the engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of $0.9 million in the quarter. During the nine months ended September 30, 2007, we recorded a write-down of equipment of $2.1 million due to management’s decision in the second quarter of 2007 to consign four engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 33.5% to $22.8 million for the nine months ended September 30, 2008, from the comparable period in 2007, mainly due to increased personnel related costs, technical service expenses and selling expenses as well as increased legal and accounting fees.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 3.8% to $29.0 million for the nine months ended September 30, 2008, from the comparable period in 2007, due to an increase in average debt outstanding for the nine months ended September 30, 2008, from the comparable period in 2007, which was partially offset by a decrease in interest rates. Notes payable balance at September 30, 2008 and 2007, was $612.2 million and $536.5 million, respectively, an increase of 14.1%. At September 30, 2008 and 2007, one-month LIBOR was 3.93% and 5.12%, respectively. Interest income decreased 47.2% to $1.5 million for the nine months ended September 30, 2008, from the comparable period in 2007, due to a decrease in interest rates and average restricted cash balances. The restricted cash balance increased at quarter end on September 24, 2008 upon the sale of ten engines, with $41.2 million of the sale proceeds set aside as restricted cash to be used for future engine purchases. Prior to this transaction, the restricted cash balance was $64.6 million compared to $75.7 million at September 30, 2007.

Income Taxes. Income tax expense for the nine months ended September 30, 2008 and 2007 was $12.9 million and $7.4 million, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 36.8% and 37.0%, respectively. The change in effective tax rate was due primarily to a decrease in the blended state tax rate in 2008 compared to 2007.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company presently does not expect the adoption of SFAS No. 162 to have an effect on its financial statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $334.4 million and $131.6 million, in the nine-month periods ended September 30, 2008 and 2007, respectively, was derived from this activity. In these same time periods $289.8 million and $60.7 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $37.9 million and $28.3 million in the nine-month periods ended September 30, 2008 and 2007, respectively. Cash received in the nine months ended September 30, 2008 related to the sale of WEST engines is restricted from general use and is only available for future equipment purchases. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at September 30, 2008 and have reduced cash flows from investing activities by $28.5 million in the nine months ended September 30, 2008. At September 30, 2008, $42.8 million of restricted cash is available to fund future equipment purchases. Cash flow from the release of restricted cash provided $13.6 million in the nine month-period ended September 30, 2007, which was made available to fund equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $139.7 million and $122.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 88%, by book value, of our assets were on-lease at September 30, 2008, compared to approximately 93% at September 30, 2007, and the average utilization rate for the nine-month period ended September 30, 2008, was 94% compared to 93% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2008, notes payable consists of loans totaling $612.2 million payable over periods of 21 months to 15 years with interest rates varying between approximately 5.1% and 9.9% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At September 30, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2008, $124.6 million was available under this facility. The revolving facility was amended on June 7, 2007, and the revolving period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at September 30, 2008 was LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2008, we had $377.8 million of WEST term notes and $47.0 million of WEST warehouse notes outstanding. The term notes are divided into $151.3 million Series 2005-A1 notes, $22.3 million Series 2005-B1 notes and $204.2 million Series 2008-A1 notes. At September 30, 2008, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%.

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

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor within the next two years, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2008, $153.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

Following the sale of two Bell 412 EP helicopters on May 8, 2008, we repaid the Export Development Canada credit facility in the amount of $13.6 million.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At September 30, 2008 and December 31, 2007, we had warehouse and revolving credit facilities totaling approximately $489.0 million and $660.4 million, respectively. At September 30, 2008, and December 31, 2007, respectively, approximately $277.6 million and $300.0 million were available under these combined facilities. Included in the $277.6 million available at September 30, 2008 is $124.6 million available under the revolving credit facility that ends in June 2009, with a final maturity in June 2010.

At September 30, 2008 and December 31, 2007, one-month LIBOR was 3.93% and 4.60%, respectively.

Approximately $609.2 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, we can typically borrow 70% to 83% of an engine purchase and 50% to 85% of an aircraft or spare parts purchase under these facilities.  We must have other funds available for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2008.

Approximately $34.2 million of our debt is repayable during the next year. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at September 30, 2008.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$616,216	$34,236	$252,887	$72,310	$256,783
Interest payments under long - term debt obligations	175,522	33,854	51,277	32,360	58,031
Operating lease obligations	3,619	642	1,159	1,043	775
Purchase obligations	268,180	209,730	58,450	—	—
Total	$1,063,537	$278,462	$363,773	$105,713	$315,589

We have commitments to purchase, during the remainder of 2008 and 2009, 25 engines and 3 helicopters for a gross purchase price of $268.2 million, for delivery from October 2008 to December 2009. As at September 30, 2008, non-refundable deposits paid related to this purchase commitment were $13.2 million.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds, such as could result if off-lease rates increase or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2008, all of our borrowings of $612.2 million are on a variable rate basis tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $329.0 million, with remaining terms of between four and sixty months and fixed rates of between 3.46% and 5.05%.

The net cash settlements on these derivative instrument arrangements increased expense by $3.8 million for the nine month period ended September 30, 2008 and reduced expense by $1.6 million for the nine month period ended September 30, 2007. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the nine month period ended September 30, 2008. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counter-parties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy. We plan to hedge additional amounts of floating rate debt during the remainder of 2008.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Mr. Willis is the President, CEO and Chairman of our Board of Directors and owns approximately 33% of our common stock as of September 30, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, under non-cancelable leases and scheduled payments in accordance with the leases will generate lease revenue of approximately $1.2 million in 2008 and $0.3 million in 2009. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments by a deferral of 5 months lease rent totaling $260,000 which was approved by our Board of Directors. Further rent deferrals were approved by the Board of Directors in 2007 through September 2007, totaling $816,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. After taking into account the deferred amounts, Island Air remains current on all obligations except for $144,000 in overdue rent related to September 2008. Our leases with Island Air are currently being restructured and amended. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter. After this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at September 30, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2008, sales of consigned parts under these agreements were $2.4 million. The book value for the parts consigned to J.T. Power as of September 30, 2008 was $2.7 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, LLC, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned revenue of $39,000 during the nine months ended September 30, 2008 and paid no commissions under this program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All of our outstanding debt, approximately $612.2 million, is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.9 million (in 2007, $2.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against getting squeezed by longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expenses will be increased by approximately $4.7 million for the year ending December 31, 2008, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine-month period ended September 30, 2008, 79% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2008

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)