Form 10-K
period 2008-12-31
WILLIS LEASE FINANCE CORP
filed 2009-03-31
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $61.8 million (based on a closing sale price of $10.68 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 25, 2009 was 9,068,166.

The Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION
2008 FORM 10-K ANNUAL REPORT

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

Commercial aircraft operators need engines in addition to those installed in the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10 and 15% of the total number of installed engines. Today it is estimated that there are nearly 47,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,700 and 7,100 spare engines in the market, including both owned and leased spare engines.

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2008, we had a total lease portfolio consisting of 160 engines and related equipment, four aircraft and three spare parts packages with 64 lessees in 35 countries and an aggregate net book value of $829.7 million. We also act as a manager of engines for other parties for which we are paid management fees. As of December 31, 2008, we managed a total lease portfolio of 11 engines and related equipment for other parties. We also seek, from time to time, to act as leasing agent of engines for other parties.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently leased to Emirates with remaining lease terms of 54 and 56 months. Our investment in the joint venture is $9.0 million.

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

THE WEST SECURITIZATION

Willis Engine Securitization Trust, or “WEST,” is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST in 2005 to acquire and finance engines owned by another of our wholly-owned subsidiaries, WEST Engine Funding LLC (formerly Willis Engine Funding LLC). In August 2005 and again in March 2008, WEST issued and sold notes to finance its acquisition of engines. WEST’s obligations under these notes are serviced by revenues from the lease and disposition of its engines, and are secured by all its assets, including all its interests in its engines, its subsidiaries, restricted cash accounts, engine maintenance reserve accounts, all proceeds from the sale or disposition of engines, and all insurance proceeds. We have not guaranteed any obligations of WEST and none of our assets secure such obligations.

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

MARKET OVERVIEW FOR SPARE ENGINES

Historically, commercial aircraft operators owned rather than leased their engines. As engines become more powerful and technically sophisticated, they also become more expensive to acquire and maintain. In part due to cash constraints on commercial aircraft operators and the costs associated with engine ownership, commercial aircraft operators have become more cost-conscious and now utilize operating leases for a portion of their engines and are therefore better able to manage their finances in this capital-intensive business. Engine leasing is a specialized business that has evolved into a discrete sector of the commercial aviation market. Participants in this sector need access to capital, as well as specialized technical knowledge, in order to compete successfully.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 19,000 aircraft as of 2007 and projects this will grow to approximately 36,000 aircraft by 2027. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than capital leases or ownership of spare engines. Some believe that currently as many as 25% to 30% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2008, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Although we have no current plans to enter into finance leases, we may decide to enter into finance leases in the future. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2008, we had a total lease portfolio of 160 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with a cost of $968.4 million in our lease portfolio. As of December 31, 2007, we had a total lease portfolio of 144 aircraft engines and related equipment, three spare parts packages, four aircraft, two helicopters and various parts and other engine-related equipment with a cost of $880.3 million in our lease portfolio.

As of December 31, 2008, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2009	$64,252
2010	43,384
2011	30,404
2012	21,607
2013	12,777
Thereafter	28,133
$200,557

As of December 31, 2008, we had 64 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 35 countries. We do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2008, we owned four DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Hawaii Island Air (Island Air).  The leases are expected to generate lease rent revenue of approximately $1.7 million in 2009 and $1.4 million in 2010. These aircraft have a net book value of $5.5 million.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is our President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of December 31, 2008. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectibility of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectibility becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $288,000 in overdue rent related to February and March 2009. Our leases with Island Air have been restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 – April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at December 31, 2008.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture at December 31, 2008 is $9.0 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2008, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 81% of our engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in Euros or other foreign currencies. In 2008, we leased our equipment to lessees domiciled in nine geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2008, 2007 and 2006. Other than the United States in each of 2006-2008 and China in 2008, no single country accounted for more than 10% of our lease rent revenue for any of those periods. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
	(dollars in thousands)
United States	$20,933	20%	$13,831	16%	$9,441	14%
Mexico	6,876	7	5,863	7	4,093	6
Canada	825	1	—	—	—	—
Australia/New Zealand	—	—	—	—	53	—
Europe	31,692	31	28,863	34	25,910	37
South America	14,701	14	11,049	13	8,749	13
Asia	22,860	22	20,705	24	12,809	18
Africa	574	1	1,212	1	1,094	2
Middle East	3,960	4	4,561	5	7,081	10
Total	$102,421	100%	$86,084	100%	$69,230	100%

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

EMPLOYEES

As of December 31, 2008, we had 55 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Approximately 40 of our leases comprising 21.9% of the net book value of our on-lease engines at December 31, 2008 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 as a result of many factors, including the September 11, 2001 terrorist attacks and the related slowdown in economic activity. Since that time, airline traffic has substantially recovered. However, in 2008, the airline industry recovery was negatively impacted by the spike in fuel prices and the deepening worldwide recession, partly caused by the recent turmoil in the credit and financial markets. We cannot give assurance that delinquencies and defaults on our leases will not increase during cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2008, we had an aggregate of approximately $2.5 million in lease rent and $1.5 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy, and a number of such airlines have ceased operations. Carriers often announce aircraft disposal plans which could affect the market for spare aircraft engines and the values of spare engines if they are removed from the aircraft and separately placed in the market. We also lease aircraft and engines to Hawaii Island Air, Inc. (“Island Air”), which operates exclusively in Hawaii, a challenging airline market in which two carriers entered bankruptcy in 2003 and 2004, and currently in the throes of a fare war. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectibility of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectibility becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $288,000 in overdue rent related February and March 2009. Our leases with Island Air are currently being restructured and amended effective January

2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 – April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at December 31, 2008.

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

The recent, well publicized, worldwide disruptions in the credit and financial markets increase the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to continue our recent growth trend. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, the market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has decreased from approximately 4.60% on December 31, 2007 to approximately 0.44% on December 31, 2008.

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

For the year ended December 31, 2008, 80% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

Substantially all of our assets are pledged to secure our obligations to creditors.  Our revolving credit banks have a lien on all of our assets, including our equity in WEST.  Due to WEST’s bankruptcy remote structure, that equity is subject to the prior payments of WEST’s debt and other obligations.  Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST upon its liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST’s creditors.  Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.

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

As of December 31, 2008, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,940,064 shares of our common stock, representing approximately 32% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

ITEM 2.                    PROPERTIES

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The lease rental commitment is approximately $0.5 million for 2009. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 6,500 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2010, and the remaining lease commitment is approximately $306,000. We also lease office space in Shanghai, China. The lease expires December 31, 2009 and the remaining lease commitment is approximately $65,000.

ITEM 3.                    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2008.

PART II

ITEM 5.                    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 23, 2009 there were approximately 1,326 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2008 and 2007, as reported by NASDAQ, are set forth below:

	2008		2007
	High	Low	High	Low
First Quarter	$14.11	$11.96	$10.60	$10.09
Second Quarter	13.59	10.00	11.92	10.20
Third Quarter	12.88	8.85	14.84	11.19
Fourth Quarter	13.37	8.13	16.40	11.18

During the years ended December 31, 2008 and 2007 we did not pay cash dividends to our common stockholders. We have not made any dividend payments to our common stockholders since our inception as all available cash has been utilized for the business.  We have no intention of paying dividends on our common stock in the foreseeable future.  In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option/Stock Issuance Plan*	1,204,407	$7.01	—
2007 Stock Incentive Plan	—	n/a	1,203,181
Total	1,204,407	$7.01	1,203,181

* Plan expired

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

	Years Ended December 31,
	2008	2007	2006	2005	2004 (unaudited)
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$102,421	$86,084	$69,230	$63,119	$58,177
Maintenance reserve revenue	33,716	28,169	32,744	15,983	13,045
Gain (Loss) on sale of leased equipment	12,333	6,876	3,781	(1,844)	360
Other income	3,823	768	300	366	677
Total revenue	$152,293	$121,897	$106,055	$77,624	$72,259

Net income	$26,601	$17,664	$17,886	$3,641	$3,328

Net income attributable to common shareholders	$23,473	$14,536	$14,941	$3,641	$3,328

Basic earnings per common share	$2.85	$1.79	$1.63	$0.40	$0.37
Diluted earnings per common share	$2.68	$1.66	$1.56	$0.38	$0.36
Balance Sheet Data:
Total assets	$983,309	$868,590	$730,019	$646,452	$574,020
Debt (includes capital lease obligation)	$641,125	$567,108	$465,249	$407,551	$369,840
Shareholders’ equity	$192,207	$174,652	$164,002	$127,761	$123,293

Lease Portfolio:
Engines at end of the period	160	144	131	124	115
Spare parts packages at the end of the period	3	3	3	3	3
Aircraft and Helicopters at the end of the period	4	6	4	5	5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A. of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” We have no current plans to enter into finance leases although we may do so in the future. As of December 31, 2008, we had 64 lessees in 35 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2008, our total lease portfolio consisted of 160 engines and related equipment, four aircraft and three spare engine parts packages with an aggregate net book value of $829.7 million. As of December 31, 2008, we also managed 11 engines and related equipment on behalf of other parties. On December 30, 2005, we entered into a joint venture with Oasis International Leasing (USA), Inc., called WOLF. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2008, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 23 engines having a net book value of $44.2 million are depreciated using this policy. If useful lives or residual values are lower than those estimated by us, upon sale of the equipment, a loss may be realized. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of the engines.  Beginning April 1, 2008 and again on July 1, 2008, we changed the depreciation estimate related to certain older engine types in our portfolio. This change in depreciation estimate resulted in a $3.8 million increase in depreciation during 2008 and on an annual basis will result in an increase in depreciation expense of $6.8 million per year assuming no change in our portfolio. The net effect of these changes in depreciation estimates is a reduction in 2008 net income of $2.4 million or $0.28 in diluted earnings per share over what net income would have otherwise been had these changes in depreciation estimates not been made.

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

Accounting for Maintenance Expenditures and Maintenance Reserves. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenue is summarized as follows:

	Year ended December 31,
	2008		2007
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$102,421	67.3%	$86,084	70.6%
Maintenance reserve revenue	33,716	22.1	28,169	23.1
Gain on sale of leased equipment	12,333	8.1	6,876	5.7
Other income	3,823	2.5	768	0.6
Total	$152,293	100.0%	$121,897	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2008, increased 19.0% to $102.4 million from $86.1 million for the comparable period in 2007. This increase primarily reflects a growth in the size of the lease asset portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of leased equipment at December 31, 2008 and 2007, was $829.7 million and $744.8 million, respectively, an increase of 11.4%. The ten engine sale to an investor group in September 2008 resulted in a reduction in portfolio net book value of $52 million, with the Company also recognizing nine months of lease rent revenue in 2008. At December 31, 2008, and 2007, respectively, approximately 92% and 91% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2008 was 93%, the same as a year ago. During the year ended December 31, 2008, 43 engines were added to our lease portfolio at a total cost of $229.1 million (including capitalized costs). During the year ended December 31, 2007, 22 engines and 2 helicopters were added to our lease portfolio at a total cost of $201.1 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2008, increased 19.7% to $33.7 million from $28.2 million for the comparable period in 2007. This increase was primarily due to the larger lease asset portfolio and an increased amount of equipment on-lease during 2008.

Gain on Sale of Leased Equipment. During the year ended December 31, 2008, we sold 13 engines, 2 helicopters and various engine-related equipment from the lease portfolio for a net gain of $12.3 million. In the quarter ended September 30, 2008, the Company sold a portfolio of ten engines having a net book value of $52 million to an investor group for $63 million, contributing $11 million to gain on sale for the year ended 2008. During the year ended December 31, 2007, we sold 5 engines and various engine-related equipment from the lease portfolio for a net gain of $6.9 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees, and increased $3.1 million from the prior year. The increase was due to the settlement of a claim in the first quarter of 2008 for $1.0 million to resolve a litigation arising from a lessee default as well as the recording of a gain of $2.2 million related to an insurance casualty loss in the fourth quarter.

Depreciation Expense. Depreciation expense increased $6.3 million or 20.2% to $37.4 million for the year ended December 31, 2008, from the comparable period in 2007 due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. Beginning April 1, 2008 and again on July 1, 2008, we changed the depreciation estimate related to certain older engine types in our portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in a $3.8 million increase in depreciation in 2008. The net effect of these changes in depreciation estimates is a reduction in 2008 net income of $2.4 million or $0.28 in diluted earnings per share over what net income would have otherwise been had these changes in depreciation estimates not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $6.1 million for the year ended December 31, 2008, an increase of $2.3 million from the $3.8 million recorded in the comparable period in 2007. Write-downs on held for use equipment totaled $2.5 million for the year ended December 31, 2008, due to the adjustment of carrying values for certain impaired engines and aircraft within the portfolio to reflect estimated market values. There was an additional write-down of $3.6 million for the year ended December 31, 2008 due to a management decision to consign six engines for part out and sale. Write-downs on held for use equipment to their estimated fair values totaled $1.7 million for the year ended December 31, 2007, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $2.1 million for the year ended December 31, 2007 due to a management decision to consign four engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 33.2% to $30.8 million for the year ended December 31, 2008, from the comparable period in 2007 due mainly to increases in employment related costs ($1.3 million), engine thrust rental fees, maintenance and freight ($1.3 million), stock-based compensation ($1.1 million), servicing fees for regional engine portfolio ($1.0 million), corporate travel and entertainment ($0.9 million), accounting and legal services ($0.8 million) and employee severance costs ($0.7 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense increased 1.8% to $38.6 million for the year ended December 31, 2008, from the comparable period in 2007, due to an increase in average debt outstanding, which was partially offset by decreased interest rates. Interest income for the year ended December 31, 2008, decreased to $1.9 million from $3.8 million for the year ended December 31, 2007, due to a decrease in deposit balances and decreased interest rates. Virtually of our debt is tied to one-month US dollar LIBOR which decreased from 4.60% at December 31, 2007 to 0.44% at December 31, 2008.

We recorded $2.7 million as a loss upon extinguishment of debt in 2007 due to the change in ownership of our WEST Series 2005-B1 Floating Rate Notes and a portion of the existing WEST Series 2005-A1 Floating Rate Notes. As part of the second issuance of WEST, the existing WEST Series 2005-B1 Floating Rate Notes were purchased by our investment banker in 2007 and then re-sold to a different investor. Also, as a result of this process, $33.1 million of existing WEST Series 2005-A1 Floating Rate Notes were sold by an investor to a different investor. As a result of these transactions, we wrote off approximately $1.5 million and $0.8 million of unamortized WEST Series 2005-B1 Floating Rate Note debt issuance costs and WEST Series 2005-A1 Floating Rate Note debt issuance costs, respectively. The change in ownership of the WEST Series 2005-A1 Floating Rate Notes also resulted in the write off of $0.4 million in unamortized WEST Series 2005-A1 Floating Rate Note purchase discount in 2007.

Income Taxes. Income taxes for the year ended December 31, 2008, increased to $15.4 million from $10.1 million for the comparable period in 2007 reflecting increased pre-tax income. The overall effective tax rate for the year ended December 31, 2008, was 36.7% compared to 36.4% for the prior year. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Revenue is summarized as follows:

	Year ended December 31,
	2007		2006
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$86,084	70.6%	$69,230	65.3%
Maintenance reserve revenue	28,169	23.1	32,744	30.9
Gain on sale of leased equipment	6,876	5.7	3,781	3.5
Other income	768	0.6	300	0.3
Total	$121,897	100.0%	$106,055	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2007, increased 24.3% to $86.1 million from $69.2 million for the comparable period in 2006. This increase primarily reflects a growth in the size of the lease asset portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of leased equipment at December 31, 2007 and 2006, was $744.8 million and $604.1 million, respectively, an increase of 23.3%. Lease rent revenues also increased due to stronger utilization of lease assets in 2007 compared to a year ago. At December 31, 2007, and 2006, respectively, approximately 91% and 90% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2007, was 93% compared to 90% in the prior year. During the year ended December 31, 2007, 22 engines and 2 helicopters were added to our lease portfolio at a total cost of $201.1 million (including capitalized costs). During the year ended December 31, 2006, 18 engines were added to our lease portfolio at a total cost of $142.5 million (including capitalized costs).

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

Depreciation Expense. Depreciation expense increased $4.9 million or 18.6% to $31.1 million for the year ended December 31, 2007, from the comparable period in 2006 due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. Beginning April 1, 2007, we changed the depreciation estimate related to certain older engine types in our portfolio. It is our policy to review estimates regularly to reflect more accurately the cost of equipment over the useful life of these engines. This change in depreciation estimate resulted in a $3.3 million increase in depreciation in 2007. The net effect of this change in depreciation estimate is a reduction in 2007 net income of $2.1 million or $0.24 in diluted earnings per share over what net income would have otherwise been had this change in depreciation estimate not been made.

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

Net Finance Costs. Net finance costs include interest expense, interest income, net (gain)/loss on debt extinguishment and realized and unrealized (gains) and losses on derivative instruments. Interest expense increased 20.0% to $37.9 million for the year ended December 31, 2007, from the comparable period in 2006, due to increases in interest rates and average debt outstanding. Interest income for the year ended December 31, 2007, increased to $3.8 million from $3.1 million for the year ended December 31,

2006, due to an increase in deposit balances and increased interest rates. Virtually all of our debt is tied to one-month US dollar LIBOR which decreased from 5.32% at December 31, 2006 to 4.60% at December 31, 2007. Despite this year over year reduction at December 31, the yearly average one-month LIBOR rate for 2007 increased to 5.28% from 5.09% in 2006 due to increases in the rate throughout 2006 and the first three quarters of 2007, before falling in the fourth quarter. Realized and unrealized gains on derivative instruments decreased net finance costs by $0.2 million for the year ended December 31, 2006 and had no impact on finance costs for the year ended December 31, 2007.

We recorded $2.7 million as a loss upon extinguishment of debt in 2007 due to the change in ownership of our WEST Series 2005-B1 Floating Rate Notes and a portion of the existing WEST Series 2005-A1 Floating Rate Notes. The WEST Series 2005-B1 Floating Rate Notes were purchased by our investment banker in 2007 and then re-sold to a different investor. Also, as a result of the second issuance of WEST in 2007, $33.1 million of existing WEST Series 2005-A1 Floating Rate Notes were sold by an investor to a different investor. As a result of these transactions, we wrote off approximately $1.5 million and $0.8 million of unamortized WEST Series 2005-B1 Floating Rate Note debt issuance costs and WEST Series 2005-A1 Floating Rate Note debt issuance costs, respectively. The change in ownership of the WEST Series 2005-A1 Floating Rate Notes also resulted in the write off of $0.4 million in unamortized WEST Series 2005-A1 Floating Rate Note purchase discount in 2007.

Income Taxes. Income taxes for the year ended December 31, 2007, increased to $10.1 million from $9.1 million for the comparable period in 2006 reflecting increased pre-tax income and a higher effective tax rate. The overall effective tax rate for the year ended December 31, 2007, was 36.4% compared to 34.0% for the prior year due to the decrease in the amount of benefit obtained under the Extraterritorial Income Exclusion as a percentage of pre-tax income in 2007 compared to 2006. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $394.7 million, $191.6 million and $171.9 million, in the years ended December 31, 2008, 2007 and 2006, respectively, was derived from this activity. In these same time periods $321.3 million, $90.5 million and $114.6 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $51.6 million, $54.9 million and $56.8 million in the years ended December 31, 2008, 2007 and 2006, respectively

On February 7, 2006, we completed our public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment date was March 15, 2006. The payment of dividends, including with respect to the Series A Preferred Stock, is at the discretion of our board of directors. The Series A Preferred Stock is traded on the NASDAQ National Market.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $233.7 million, $201.7 million and $166.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 12, 2006 we repurchased 1.3 million shares of our own common stock, or 14% of the shares outstanding, at $9.00 per share for a total cost of $11.7 million from FlightTechnics LLC in a private transaction.  The repurchased shares were cancelled.  As a result of this transaction the total number of common shares outstanding was approximately 8.0 million.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 92%, by book value, of our assets were on-lease at December 31, 2008 compared to approximately 91% at December 31, 2007. The average utilization rate for the year ended December 31, 2008 was 93%, the same as a year ago. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2008, notes payable consists of loans totaling $641.1 million (net of discounts of $3.9 million) payable over periods of 18 months to approximately 15 years with interest rates varying between approximately 1.6% and 8.0% (excluding the effect of our interest rate derivative instruments).

The significant facilities are described below.

At December 31, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2008, $101.3 million was available under this facility. The revolving facility ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at December 31, 2008 was one-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of 2005 Series warehouse notes. The 2005 Series warehouse notes were increased by $57.8 million to $171.4 million on April 16, 2007 and were then converted to term notes of WEST on March 28, 2008 with the sale of $212.4 million of Series 2008-A1 notes and $20.3 million of Series 2008-B1 notes. At the closing, WEST agreed to acquire 11 engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements. We used these funds net of a $2.9 million discount on the Series 2008-A1 notes to pay off the balance remaining of the Series 2005-A2 and B2 notes of $164.1 million, pay off $62.0 million of our indebtedness related to the transfer of 11 engines from us to WEST, pay transaction expenses of approximately $3.2 million and received cash of approximately $0.5 million for general corporate purposes. Interest on the Series 2008-A1 and B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes expected maturity is March 2021 and the Series 2008-B1 term notes expected maturity is March 2023.

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one-month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor within the next two years, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. At December 31, 2008, $140.4 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and the Series 2007-B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

At December 31, 2008, $369.4 million of WEST term notes and $59.6 million of WEST warehouse notes were outstanding. The term notes are divided into $147.4 million Series 2005-A1 notes, $200.1 million Series 2008-A1 notes and $21.8 million Series 2005-B1 notes. The warehouse notes are divided into $52.0 million Series A2 notes and $7.6 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2008, interest on the Series 2005-A1 notes and Series 2007-A2 notes is one-month LIBOR plus a margin of 1.25%. At December 31, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. At December 31, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At December 31, 2008, interest on the Series 2007-B2 notes is one-month LIBOR plus a margin of 2.75%.

WEST entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The facility is provided by our investment bank and the maximum facility size is 4% of the outstanding Series 2007-A2 Notes and Series 2008-A1 Notes This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 Notes and the Series 2008-A1 Notes. The facility may be drawn on any Payment Date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 Notes, Series 2008-A1 Notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December, 2007.

On December 21, 2007, we closed on a new credit facility with Export Development Canada (EDC) for a ten year term totaling $13.9 million, in support of the December 21, 2007 purchase of two new Bell 412 EP helicopters that were manufactured in Montreal, Canada. Interest is payable on the floating rate note based on three-month LIBOR plus a margin of 0.83%. Following the sale of the two Bell 412 EP helicopters on May 8, 2008, we repaid the EDC credit facility totaling $13.6 million, which represented the remaining principal amount owing at that time.

At December 31, 2008, we had warehouse and revolving credit facilities totaling approximately $489.0 million compared to $660.4 million at December 31, 2007. At December 31, 2008, and December 31, 2007, respectively, approximately $241.7 million and $300.0 million was available under these combined facilities. The decrease in availability in 2008 was due to the drawdown of funds from the facilities to support engine purchases.

At December 31, 2008 and 2007, one-month LIBOR was 0.44% and 4.60%, respectively.

Approximately $34.2 million of our debt is repayable during 2009. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at December 31, 2008.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$645,012	$34,216	$286,931	$80,384	$243,481
Interest payments under long — term debt obligations	60,861	13,867	18,167	12,017	16,810
Operating lease obligations	3,526	704	1,130	1,051	641
Purchase obligations	141,783	141,783	—	—	—
Total	$851,182	$190,570	$306,228	$93,452	$260,932

Approximately $636.7 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 80% to 83% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at December 31, 2008.

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2008 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

We have paid deposits to secure the purchase during 2009 of 12 engines and 3 helicopters for a gross purchase price of $141.8 million, for delivery from March to December 2009. As at December 31, 2008, non-refundable deposits paid related to this purchase commitment were $13.2 million. In October, 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540.0 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase.

The lease of our office premises in Sausalito expired on December 31, 2007 and we moved to new offices in Novato, California on March 1, 2008. We have entered into a new lease effective November 1, 2007 for the new offices in Novato, California that covers approximately 18,375 square feet of office space. The total remaining rent commitment is approximately $3.2 million and expires February 28, 2015. The sub-lease of our premises in San Diego expires in October 2010. Our Shanghai, China office lease expires in December 2009.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2009. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2008, all but $1.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $383.0 million, with remaining terms of between one and 72 months and fixed rates of between 2.10% and 5.05%. The fair value of the swaps at December 31, 2008 and 2007 was negative $20.5 million and negative $7.7 million, respectively, representing a net liability for us.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $5.2 million in 2008 and reduced interest expense by $2.0 million in 2007. This incremental cost in 2008 and incremental benefit in 2007 for the swaps effective for hedge accounting was included in interest expense for the respective periods.

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of December 31, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, which are expected to generate lease rent revenue of approximately $1.9 million in 2009 and $1.6 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectibility of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectibility becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $288,000 in overdue rent related to February and March 2009. Our leases with Island Air are currently being restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 – April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at December 31, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. During the six months ended December 31, 2006, sales of consigned parts were $0.1 million. During the year ended December 31, 2007, sales of consigned parts were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2007 was $0. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2008, sales of consigned parts were $2.6 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,400 was earned during the period from inception of the agreement to December 31, 2006. In 2007, we earned revenue of $84,000 and paid $21,000 in commission under this program. In 2008, we earned revenue of $33,500 and paid $0 in commission under this program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $1.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.6 million (in 2007, $2.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $12.1 million for the year ending December 31, 2009, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2008, 2007, and 2006, respectively, 80%, 84%, and 86% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 36.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this assessment our management believes that, as of December 31, 2008, our internal control over financial reporting is effective under those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2008	2007
Audit fees	$573,612	$750,262
Audit-related fees	31,300	30,000
Tax fees	—	—
All other fees	—	—
	$604,912	$780,262

Amounts billed under Audit-related fees for 2008 are for professional services rendered in issuing a comfort letter in connection with the WEST 2008 offering memorandum associated with the 2008 series WEST term notes.  Amounts billed under Audit-related fees for 2007 are for professional services rendered in issuing a comfort letter in connection with the WEST 2007 offering memorandum associated with the 2007 series WEST warehouse notes.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 36.

(a) (2) Financial Statement Schedules

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 62.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.

(a)          (3), (b) and (c):  Exhibits:  The response to this portion of Item 15 is submitted below.

EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998.
3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, and (2) Amendment to Bylaws, dated December 16, 2008.
4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).
4.2

Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Reedemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock.
4.4

Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent.
4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent.
4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”).
4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock.
10.1

Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-5126-LA filed on June 21, 1996).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).
10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).
10.4

Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000).
10.6	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.8

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 31, 2005).

10.9

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to Form 10-K filed on March 31, 2005).

10.10	Amendment No. 2 to Loan and Aircraft Security Agreement dated as of February 14, 2007 between Fleet Capital Corporation and Willis Lease Finance Corporation.
10.11	Amendment No. 3 to Loan and Aircraft Security Agreement dated as of August 28, 2008 between Fleet Capital Corporation and Willis Lease Finance Corporation.
10.12

Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 29, 2005).

10.13

Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to Form 10-Q filed on November 29, 2005).

10.14

Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 31, 2008).

10.15	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization

Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 on Form 10-K filed on March 31, 2008).
10.16	Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders.
10.17	Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders.
10.18*	Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.
10.19

Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to Form 10-Q filed on November 29, 2005).

10.20

Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to Form 10-Q filed on November 29, 2005).

10.21	Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.
10.22	Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.
10.23	Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.
10.24	Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas.
10.25	General Supplement 2008-1 dated as of March 28, 2008.
10.26	General Supplement 2009-1 dated as of March 20, 2009.
10.27

Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 of our report in Form 10-Q filed on November 29, 2005).

10.28

Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 of our report in Form 10-Q filed on November 29, 2005).

10.29

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.30*

Second Amended and Restated Credit Agreement, dated as of June 30, 2006 among Willis Lease Finance Corporation, and Certain Banking Institutions named therein with National City Bank and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.52 of our report in Form 10-Q filed on August 14, 2006).

10.31	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2006.
10.32

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions (incorporated by reference to Exhibit 10.58 of our report on Form 10-K filed on March 31, 2008).

11.1	Statement re Computation of Per Share Earnings
12.1	Statements re Computation of Ratios
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Registrant
23.1	Consent and Report of KPMG LLP
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)     Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 30, 2009

Willis Lease Finance Corporation

By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 30, 2009	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 30, 2009	Chief Financial Officer	/s/ BRADLEY S. FORSYTH
	and Senior Vice President (Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: March 30, 2009	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 30, 2009	Director	/s/ HANS JORG HUNZIKER
Hans Jorg Hunziker

Date: March 30, 2009	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 30, 2009	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Date: March 30, 2009	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	38

Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	39

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	40

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 30, 2009

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$8,618	$7,234
Restricted cash	69,194	64,960
Equipment held for operating lease, less accumulated depreciation of $138,607 and $135,517 at December 31, 2008 and 2007, respectively	829,739	744,827
Equipment held for sale	21,191	5,006
Operating lease related receivable, net of allowances of $339 and $62 at December 31, 2008 and 2007, respectively	8,607	5,550
Investments	10,434	10,327
Assets under derivative instruments	276	12
Property, equipment & furnishings, less accumulated depreciation of $2,651 and $2,463 at December 31, 2008 and 2007, respectively	7,751	6,771
Equipment purchase deposits	13,530	12,180
Other assets	13,969	11,723
Total assets	$983,309	$868,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,732	$11,825
Liabilities under derivative instruments	20,810	7,709
Deferred income taxes	56,118	46,632
Notes payable, net of discount of $3,887 and $1,594 at December 31, 2008 and 2007, respectively	641,125	567,108
Maintenance reserves	49,158	49,481
Security deposits	5,179	5,890
Unearned lease revenue	5,980	5,293
Total liabilities	791,102	693,938

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2008 and 2007, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,077,905 and 8,433,224 shares issued and outstanding at December 31, 2008 and 2007, respectively)	91	84
Paid-in capital in excess of par	57,939	55,712
Retained Earnings	117,163	93,690
Accumulated other comprehensive loss, net of income tax benefit of $8,569 and $3,883 at December 31, 2008 and 2007, respectively	(14,901)	(6,749)
Total shareholders’ equity	192,207	174,652
Total liabilities and shareholders’ equity	$983,309	$868,590

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
REVENUE
Lease rent revenue	$102,421	$86,084	$69,230
Maintenance reserve revenue	33,716	28,169	32,744
Gain on sale of leased equipment	12,333	6,876	3,781
Other income	3,823	768	300
Total revenue	152,293	121,897	106,055

EXPENSES
Depreciation expense	37,438	31,136	26,255
Write-down of equipment	6,142	3,822	3,389
General and administrative	30,758	23,094	21,539
Net finance costs:
Interest expense	38,640	37,940	31,610
Interest income	(1,887)	(3,795)	(3,082)
Net loss on extinguishment of debt	—	2,667	—
Realized and unrealized gains on derivative instruments	—	—	(153)
Total net finance costs	36,753	36,812	28,375
Total expenses	111,091	94,864	79,558

Earnings from operations	41,202	27,033	26,497

Earnings from joint venture	797	700	466

Income before income taxes	41,999	27,733	26,963
Income tax expense	(15,398)	(10,069)	(9,077)
Net income	$26,601	$17,664	$17,886

Preferred stock dividends paid and declared-Series A	3,128	3,128	2,945

Net income attributable to common shareholders	$23,473	$14,536	$14,941

Basic earnings per common share:	$2.85	$1.79	$1.63

Diluted earnings per common share:	$2.68	$1.66	$1.56

Average common shares outstanding	8,242	8,115	9,169
Diluted average common shares outstanding	8,760	8,742	9,606

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2005	—	9,152	$92	$63,618	$(161)	$64,213	$127,762
Net income	—	—	—	—	—	17,886	17,886
Unrealized loss from derivative instruments, net of tax benefit of $465	—	—	—	—	(806)	—	(806)
Total comprehensive income							17,080
Issuance of 3,475 shares of Series A preferred stock, net of expenses	31,915	—	—	—	—	—	31,915
Preferred stock dividends paid and declared	—	—	—	—	—	(2,945)	(2,945)
Shares repurchased	—	(1,300)	(13)	(11,687)	—	—	(11,700)
Shares issued under stock compensation plans	—	158	1	963	—	—	964
Stock-based compensation expenses	—	—	—	685	—	—	685
Tax benefit on disqualified dispositions of shares	—	—	—	241	—	—	241
Balances at December 31, 2006	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002
Net income	—	—	—	—	—	17,664	17,664
Unrealized loss from derivative instruments, net of tax benefit of $3,334	—	—	—	—	(5,782)	—	(5,782)
Total comprehensive income							11,882
Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)
Shares issued under stock compensation plans	—	423	4	1,115	—	—	1,119
Stock-based compensation expenses	—	—	—	599	—	—	599
Tax benefit on disqualified dispositions of shares	—	—	—	178	—	—	178
Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652
Net income	—	—	—	—	—	26,601	26,601
Unrealized loss from derivative instruments, net of tax benefit of $4,698	—	—	—	—	(8,152)	—	(8,152)
Total comprehensive income							18,449
Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)
Shares issued under stock compensation plans	—	645	7	626	—	—	633
Stock-based compensation expenses	—	—	—	1,693	—	—	1,693
Tax on disqualified dispositions of shares	—	—	—	(92)	—	—	(92)
Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$26,601	$17,664	$17,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,438	31,136	26,255
Write-down of equipment	6,142	3,822	3,389
Stock-based compensation expenses	1,693	599	685
Amortization of deferred costs	4,831	3,912	3,746
Amortization of loan discount	595	385	423
Allowances and provisions	278	(17)	(385)
Changes in the fair value of derivative instruments	—	—	(169)
Gain on sale of leased equipment	(12,333)	(6,876)	(3,781)
Gain on insurance settlement	(2,211)	—	—
Loss on disposition of property, plant & equipment	—	33	—
Income from joint venture	(797)	(700)	(466)
Net loss on extinguishment of debt	—	2,667	—
Changes in assets and liabilities:
Receivables	(3,335)	(531)	(105)
Other assets	(3,421)	(1,734)	1,871
Accounts payable and accrued expenses	611	(5,883)	7,323
Deferred income taxes	14,172	9,491	8,777
Restricted cash	(18,349)	(14,207)	2,598
Maintenance reserves	(323)	12,736	(11,297)
Security deposits	(711)	1,041	885
Unearned lease revenue	687	1,333	(832)
Net cash provided by operating activities	51,568	54,871	56,803

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	99,493	36,471	42,695
Restricted cash for investing activities	14,116	(184)	(14,100)
Proceeds from insurance settlement	3,500	—	—
Proceeds from principal payment of notes receivable	—	12	149
Distributions from joint venture	690	975	211
Purchase of equipment held for operating lease	(233,748)	(201,702)	(166,504)
Purchase of property, equipment and furnishings	(1,593)	(44)	(113)
Net cash used in investing activities	(117,542)	(164,472)	(137,662)

Cash flows from financing activities:
Proceeds from issuance of notes payable	394,682	191,552	171,907
Proceeds from issuance of preferred stock	—	—	31,915
Debt issuance cost	(3,477)	(4,972)	(842)
Distribution to preferred stockholders	(3,128)	(3,128)	(2,945)
Proceeds from issuance of common stock	633	1,119	964
Excess tax benefit (cost) from stock-based compensation	(92)	178	241
Decrease in restricted cash	—	22,190	—
Repurchase of common stock	—	—	(11,700)
Principal payments on notes payable	(321,260)	(90,491)	(114,640)
Net cash provided by financing activities	67,358	116,448	74,900
Increase (decrease) in cash and cash equivalents	1,384	6,847	(5,959)
Cash and cash equivalents at beginning of period	7,234	387	6,346

Cash and cash equivalents at end of period	$8,618	$7,234	$387
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$30,994	$35,311	$30,744
Income Taxes	$2,269	$15	$12

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2008, 2007 and 2006, a liability of $587, $2,184 and $0, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

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

WLFC (Ireland) Limited is a wholly-owned subsidiary of Willis and was formed in 1998 to facilitate certain of Willis’ international leasing activities.

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

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WEST Engine Funding (Ireland) Limited and WLFC (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)        Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease revenue straight-line over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

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

In the year ended December 31, 2008, the Company sold a portfolio of ten engines to an investor group for $63 million. After the date of sale, the Company retains responsibility to manage the engines sold to the investor group. Because the arrangement has multiple deliverables, the Company evaluated the arrangement under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with SAB 104 for each unit.

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

Based on the conclusion that the sale of engines and the management services can be accounted for separately, the Company recognized a $11.1 million gain on sale of the ten engine portfolio in the year ended December 31, 2008. The gain recorded was the difference between the sales price and the net book value of the engines sold.

The Company recognizes revenue from management fees under equipment management agreements as earned on a monthly basis. Management fees are based upon a percentage of net lease rents of the investor group’s engine portfolio calculated on an accrual basis.

Under the terms of some of our leases, the lessees pay use fees (also known as maintenance reserves) to us based on usage of the leased asset, which are designed to cover expected future maintenance costs.  Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2008, we had an aggregate of approximately $2.5 million in lease rent and $1.5 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

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

Statement of Financial Accounting Standards No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating an impairment is possible. Such reviews resulted in impairment charges for engines and aircraft of $6.1 million, $3.8 million and $3.4 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2008, 2007 and 2006, respectively.

(e)        Debt Issuance Costs and Related Fees

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

(g)         Interest Rate Hedging

We have entered into various derivative instruments to mitigate our exposure on our variable rate borrowings. The derivative instruments are fixed-rate interest swaps, where SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to record derivative instruments at fair value as either an asset or liability.

While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are cash flow hedges. The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges are recorded in earnings in the current period.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. We did not carry any specified tax reserves as of December 31, 2006 and December 31, 2007. Since adoption, we have evaluated income tax uncertainty risk areas and exposures and have reserved $176,000 as of December 31, 2008.

The Company files income tax returns in various states and countries which may have different statutes of limitations. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

(i)          Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

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

Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balance of the Series 2005-A1 Notes and in the Junior Restricted Cash Account in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B Notes. A Senior Liquidity Facility was established in December, 2007 which replaced the need to maintain cash reserves for the Series 2005-A2 Notes and the Series 2008-A1 Notes.

(l)          Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments and bad debts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the accounting policies on revenue recognition, maintenance reserves and expenditures, useful life of equipment, asset residual values, asset impairment and allowance for doubtful accounts are critical to the results of operations.

If the useful lives or residual values are lower than those estimated by us, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

(m)     Per share information

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

	2008	2007	2006
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,242	8,115	9,169
Potentially dilutive common shares	518	627	437
Total shares	8,760	8,742	9,606
Potential common stock excluded as anti-dilutive in period	111	227	636

(n)       Investments

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

(o)       Stock Based Compensation

We recognize compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 243,964 shares vesting over 4 years, 313,045 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. 33,043 shares of restricted stock awards granted in 2007 and 2008 were cancelled during 2008 and the shares will revert to the share reserve and be available for issuance at a later date, in accordance with the Plan.  Our accounting policy is to recognize the expense of such awards on a straight-line basis over the vesting period. The fair value of the restricted stock awards equaled the stock price at the date of grants.

Approximately $1.7 million in stock compensation expense was recorded in 2008, of which $1.6 million was related to restricted stock grants in 2007 and 2008. Approximately $0.6 million in stock compensation expense was recorded in 2007, of which $0.3 million was related to restricted stock grants. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized in future periods total $6.9 million. The Plan terminates on May 24, 2017.

(p)       Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $2.0 million, $1.4 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(q) Fair Value Measurements:

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

We measure the fair value of our notional interest rate swaps of $383.0 million based on Level 3 inputs as defined by SFAS 157. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties to the derivative contracts. In 2008, $5.2 million was realized through the income statement as an increase in interest expense. In 2007, $2.0 million was realized through the income statement as a reduction in interest expense.

The following table shows the fair value activity for the year.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Derivatives (in thousands)
Beginning balance, January 1, 2008	$(7,697)
Total gains or losses (realized/unrealized)
Included in earnings	(5,197)
Included in other comprehensive income	(12,837)
Purchases, issuances and settlements	5,197
Ending balance, December 31, 2008	$(20,534)

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

(r)           Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which modifies the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after December 31, 2008.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”(“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. The Company presently does not expect the adoption of SFAS 161 to have an effect on its financial statements.

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

(2) Equipment Held for Lease

At December 31, 2008, we had 160 aircraft engines and related equipment with a cost of $944.5 million, three spare parts packages with a cost of $5.1 million and four aircraft with a cost of $18.8 million, in our operating lease portfolio. At December 31, 2007, we had 144 aircraft engines and related equipment with a cost of $839.4 million, three spare parts packages with a cost of $5.1 million, four aircraft with a cost of $19.4 million and two helicopters with a cost of $16.4 million, in our operating lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in nine geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years ended December 31,
Lease rent revenue	2008	2007	2006
	(in thousands)
Region
United States	$20,933	$13,831	$9,441
Mexico	6,876	5,863	4,093
Canada	825	—	—
Australia/New Zealand	—	—	53
Europe	31,692	28,863	25,910
South America	14,701	11,049	8,749
Asia	22,860	20,705	12,809
Africa	574	1,212	1,094
Middle East	3,960	4,561	7,081
Totals	$102,421	$86,084	$69,230

	Years ended December 31,
Lease rent revenue less applicable depreciation, and interest:	2008	2007	2006
	(in thousands)
Region:
United States	$9,271	$3,741	$2,606
Mexico	2,195	1,042	649
Canada	420	—	—
Australia/New Zealand	—	—	53
Europe	12,555	7,904	7,579
South America	4,750	1,207	2,008
Asia	10,085	7,236	3,348
Africa	302	547	486
Middle East	1,571	1,090	2,391
Off-lease and other	(4,363)	(4,013)	(5,732)
Totals	$36,786	$18,754	$13,388

Net book value of equipment held for operating lease:	2008	2007	2006
	(in thousands)
Region
United States	$144,696	$100,641	$67,747
Mexico	38,920	50,771	49,513
Canada	9,713	—	—
Europe	225,055	255,706	187,400
South America	134,430	84,367	55,448
Asia	161,605	146,318	134,970
Africa	—	4,494	10,093
Middle East	46,023	34,461	35,720
Off-lease and other	69,297	68,069	63,210
Totals	$829,739	$744,827	$604,101

As of December 31, 2008 and 2007, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2008 Net Book Value
(in thousands)
Off-lease and other	$69,297
Month-to-month leases	129,540
Leases expiring 2009	242,812
Leases expiring 2010	106,456
Leases expiring 2011	65,798
Leases expiring 2012	70,325
Leases expiring 2013	61,860
Leases expiring thereafter	83,651
$829,739

Lease Term	December 31, 2007 Net Book Value
(in thousands)
Off-lease and other	$68,069
Month-to-month leases	70,240
Leases expiring 2008	252,686
Leases expiring 2009	64,501
Leases expiring 2010	101,741
Leases expiring 2011	70,350
Leases expiring 2012	55,460
Leases expiring thereafter	61,780
$744,827

As of December 31, 2008, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2009	$64,252
2010	43,384
2011	30,404
2012	21,607
2013	12,777
Thereafter	28,133
$200,557

(3) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million (2007, $1.48 million) represents a 4.6% interest in the joint venture.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million and $8.8 million as of December 31, 2008 and December 31, 2007, respectively.

Year Ending December 31, 2008 and 2007 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2006	$9,122

Investment	—
Earnings from joint venture	700
Distribution	(975)
Investment in WOLF A340, LLC as of December 31, 2007	$8,847

Investment	—
Earnings from joint venture	797
Distribution	(690)
Investment in WOLF A340, LLC as of December 31, 2008	$8,954

(4) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2008	2007
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 1.75%, secured by engines. The facility has a committed amount of $289.0 million, which revolves until June 2009 and matures in June 2010.	$187,668	$197,500

WEST Series 2005-A1 term notes payable of $147.4 million (2007, $162.8 million) payable at a floating rate of interest based on LIBOR plus 1.25% and $21.8 million (2007, $23.7 million) Series B1 term notes payable at LIBOR plus 6.00%, secured by engines.	169,272	186,542

WEST Series 2008-A1 term notes payable of $200.1 million (2007, $0 million) payable at a floating rate of interest based on LIBOR plus 1.50%, secured by engines.	200,132	—

WEST Series 2005-A2 warehouse notes payable of $0 million (2007, $143.0 million) payable at a floating rate of interest based on LIBOR plus 1.25% and $0 million (2007, $20.0 million) Series 2005-B2 warehouse notes payable at LIBOR plus 2.75%, secured by engines.	—	162,955

WEST Series 2007-A2 warehouse notes payable of $52.0 million (2007, $0 million) payable at a floating rate of interest based on LIBOR plus 1.25% and $7.6 million (2007, $0 million) Series 2007-B2 warehouse notes payable at LIBOR plus 2.75%, secured by engines.	59,617	—

Note payable at a floating rate of LIBOR plus 3.50% maturing in July 2010. Secured by Series 2008-B1 notes ($20.3 million).	20,000	—

Note payable at a fixed interest rate of 8.00%, unsecured, maturing in December 2013.	1,500	—

Notes payable at a fixed interest rate of 6.95% secured by aircraft, matured in March 2008 and September 2008.	—	1,621

Note payable at a floating rate of LIBOR plus 0.83%, repaid in May, 2008.	—	13,907

Note payable at a floating rate of LIBOR plus 1.20%, maturing in October 2011. Secured by an aircraft.	5,894	6,177

Note payable at a floating rate of LIBOR plus 1.50%, maturing in October 2011. Secured by an aircraft.	929	—

Total notes payable before discount	$645,012	$568,702

WEST Series 2005-A1 term notes discount, $3,000 at issuance, and WEST Series 2008-A1 term notes discount, $2,888 at issuance, net of amortization	(3,887)	(1,594)

Total notes payable	$641,125	$567,108

At December 31, 2008, one-month LIBOR was 0.44%. At December 31, 2007, the one-month LIBOR rate was 4.60%.

Principal outstanding at December 31, 2008, is repayable as follows:

Year	(in thousands)
2009	$34,216
2010 (includes $187.7 million outstanding on revolving credit facility)	241,906
2011	45,025
2012	39,442
2013	40,942
Thereafter	243,481
$645,012

Certain of the debt instruments above also have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the company was in full compliance with all covenant requirements at December 31, 2008.

At December 31, 2008, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of December 31, 2008, $101.3 million was available under this facility. The revolving facility ends in June 2009 with the final amount borrowed at June 2009 due in June 2010. The interest rate on this facility at December 31, 2008 was one-month LIBOR plus 1.75%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of 2005 Series warehouse notes. The 2005 Series warehouse notes were increased by $57.8 million to $171.4 million on April 16, 2007 and were then converted to term notes of WEST on March 28, 2008 with the sale of $212.4 million of Series 2008-A1 notes and $20.3 million of Series 2008-B1 notes. At the closing, WEST agreed to acquire 11 engines from us directly. As a result of the transfer of engines from us to WEST, we no longer have access to these engines and they are managed to repay the note holders of WEST and for us as the equity holder of WEST. These transactions did not change the book value of the engines in the consolidated financial statements. We used these funds net of a $2.9 million discount on the Series 2008-A1 notes to pay off the balance remaining of the Series 2005-A2 and B2 notes of $164.1 million, pay off $62.0 million of our indebtedness related to the transfer of 11 engines from us to WEST, pay transaction expenses of approximately $3.2 million and received cash of approximately $0.5 million for general corporate purposes. Interest on the Series 2008-A1 and B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes expected maturity is March 2021 and the Series 2008-B1 term notes expected maturity is March 2023.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. At December 31, 2008, $140.4 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and the Series 2007-B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

At December 31, 2008, $369.4 million of WEST term notes and $59.6 million of WEST warehouse notes were outstanding. The term notes are divided into $147.4 million Series 2005-A1 notes, $200.1 million Series 2008-A1 notes and $21.8 million Series 2005-B1 notes. The warehouse notes are divided into $52.0 million Series A2 notes and $7.6 million Series B2 notes. The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. At December 31, 2008, interest on the Series 2005-A1 notes and Series 2007-A2 notes is one-month LIBOR plus a margin of 1.25%. At December 31, 2008, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. At December 31, 2008, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At December 31, 2008, interest on the Series 2007-B2 notes is one-month LIBOR plus a margin of 2.75%.

WEST entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The facility is provided by our investment bank and the maximum facility size is 4% of the outstanding Series 2007-A2 Notes and Series 2008-A1 Notes This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 Notes and the Series 2008-A1 Notes. The facility may be drawn on any Payment Date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 Notes, Series 2008-A1 Notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December, 2007.

On December 21, 2007, we closed on a new credit facility with Export Development Canada (EDC) for a ten year term totaling $13.9 million, in support of the December 21, 2007 purchase of two new Bell 412 EP helicopters that were manufactured in Montreal, Canada. Interest is payable on the floating rate note based on three-month LIBOR plus a margin of 0.83%. Following the sale of the two Bell 412 EP helicopters on May 8, 2008, we repaid the EDC credit facility totaling $13.6 million, which represented the remaining principal amount owing at that time.

At December 31, 2008, we had warehouse and revolving credit facilities totaling approximately $489.0 million compared to $660.4 million at December 31, 2007. At December 31, 2008, and December 31, 2007, respectively, approximately $241.7 million and $300.0 million was available under these combined facilities.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the company was in full compliance with all covenant requirements at December 31, 2008.

(5) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate our exposure to changes in interest rates, in particular LIBOR, as all but $1.5 million of our borrowings are at variable rates. At December 31, 2008, we were a party to interest rate swap agreements with notional outstanding amounts of $383.0 million, remaining terms of between one and 72 months and fixed rates of between 2.10% and 5.05%. At December 31, 2007, we were a party to interest rate swap agreements with notional outstanding amounts of $294.0 million, remaining terms of between one and 50 months and fixed rates of between 3.45% and 5.05%. The fair value of the swaps at December 31, 2008 and 2007 was negative $20.5 million and negative $7.7 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period and has not changed our method of valuation during the period.

We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income to all derivative instruments, except for three hedges with notional outstanding amounts totaling $45.0 million that were entered into, but which did not qualify for hedge accounting in accordance with SFAS No. 133 during the quarter ended March 31, 2006 during which period we recorded $153,000 of unrealized gain from derivative instruments in the consolidated statement of income for 2006. There were no disqualifications in 2007 and 2008.

Based on the implied forward rate for LIBOR at December 31, 2008, we anticipate that interest expense will be increased by approximately $12.1 million for the year ending December 31, 2009 due to the interest-rate derivative contracts in place.

(6) Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)

December 31, 2008
Current	$264	$831	$1,095
Deferred	13,347	825	14,172
Charges in lieu of tax	118	13	131
Total 2008	$13,729	$1,669	$15,398

December 31, 2007
Current	$378	$33	$411
Deferred	8,095	1,369	9,464
Charges in lieu of tax	218	(24)	194
Total 2007	$8,691	$1,378	$10,069

December 31, 2006
Current	$45	$9	$54
Deferred	7,801	996	8,797
Charges in lieu of tax	226	—	226
Total 2006	$8,072	$1,005	$9,077

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years ended December 31,
	2008		2007		2006
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	14,280	34.0	9,429	34.0	9,168	34.0
State taxes, net of federal benefit	1,004	2.4	909	3.3	801	3.0
Extraterritorial income exclusion	(169)	(0.4)	(150)	(0.5)	(1,167)	(4.0)
Prior year adjustments	27	0.1	(170)	(0.6)	53	—
Permanent differences and other	256	0.6	51	0.2	222	1.0
Effective income tax expense	15,398	36.7	10,069	36.4	9,077	34.0

In 2008, 2007, and 2006, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Charitable contribution	$6	$80
Unearned lease revenue	2,188	1,985
State taxes	2,387	2,098
Reserves and allowances	1,205	693
Other accrual	2,057	2,360
Alternative minimum tax credit	1,007	743
Net operating loss carry forward	30,384	34,708
Total deferred tax assets	39,234	42,667

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(78,963)	(62,657)
Section 481 Adjustment-Maintenance Reserve	(20,658)	(28,524)
Deferred tax (liability)/asset related to unrealized (gain)/loss on derivative instruments	(—)	(34)
Other deferred tax liabilities	(4,300)	(1,967)
Net deferred tax liabilities	(103,921)	(93,182)

Other comprehensive income, deferred tax asset	8,569	3,883

Net deferred tax liabilities	$(56,118)	$(46,632)

As of December 31, 2008, we had net operating loss carry forwards of approximately $85.6 million for federal tax purposes and $14.6 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2019 to 2026 and the state net operating loss carry forwards will expire at various times from 2014 to 2018. As of December 31, 2008, we also had alternative minimum tax credits of approximately $0.9 million for federal income tax purposes which have no expiration date and which should be available to offset future alternative minimum tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

(7) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2008 was estimated to have a fair value of approximately $585.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

(8) Risk Management — Risk Concentrations and Interest Rate Risk

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

We place our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limit the amount of credit exposure to any one party. We opt for security of principal as opposed to yield. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the relatively few lessees which have this provision in the lease.  We enter into interest rate swap agreements with three counterparties that are investment grade financial institutions.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2008, such swap agreements had notional outstanding amounts of $383.0 million, average remaining terms of between one and 72 months and fixed rates of between 2.10% and 5.05%.  In 2008, $5.2 million was realized through the income statement as an increase in interest expense. In 2007 and 2006, $2.0 million and $2.3 million was realized through the income statement as a reduction in interest expense, respectively.

(9) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $3.2 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2010, and the remaining lease commitment is approximately $306,000. We also lease office space in Shanghai, China. The lease expires December 31, 2009 and the remaining lease commitment is approximately $65,000.

We have paid deposits to secure the purchase during 2009 of 12 engines and 3 helicopters for a gross purchase price of $141.8 million, for delivery from March to December 2009. As at December 31, 2008, non-refundable deposits paid related to this purchase commitment were $13.2 million. In October, 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540.0 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase.

(10) Shareholders’ Equity

(a)       Preferred Stock

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

(11) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2008, 2007 and 2006, included in the accompanying consolidated statements of income were as follows:

	2008	2007	2006
	(in thousands)
2007 Stock Incentive Plan	$1,570	$322	$—
1996 Stock Option/Stock Issuance Plan	74	248	656
Employee Stock Purchase Plan	49	29	29
Total Stock Compensation Expense	$1,693	$599	$685

The significant stock compensation plans are described below.

2007 Stock Incentive Plan:  Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 243,964 shares vesting over 4 years, 313,045 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. 33,043 shares of restricted stock awards granted in 2007 and 2008 were cancelled during 2008 and the shares will revert to the share reserve and be available for issuance at a later date, in accordance with the Plan.  Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The fair value of the restricted stock awards equaled the stock price at the date of grants. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized over the average remaining vesting period of 3.5 years totals $6.9 million. At December 31, 2008, the intrinsic value of unvested restricted stock awards is $6.7 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Weighted
	Average Grant
	Number	Date Fair	Aggregate
	Outstanding	Value	Value
Balance as of December 31, 2006	—	—	—
Shares granted	255,404	$15.07	$3,849,555
Shares cancelled	—	—	—
Shares vested	—	—	—
Balance as of December 31, 2007	255,404	$15.07	$3,849,555
Shares granted	574,458	$10.00	$5,745,935
Shares cancelled	(33,043)	$13.29	$(439,195)
Shares vested	(75,443)	$14.51	$(1,094,434)
Balance as of December 31, 2008	721,376	$11.18	$8,061,861

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2008 and 2007, 14,045 and 10,769 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $2.77, $3.05 and $2.87 for 2008, 2007 and 2006, respectively.

1996 Stock Option/Stock Issuance Plan:  We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. In 2008, 106,876 options were exercised with a total intrinsic value at exercise date of approximately $794,000.  We issue new shares through our transfer agent upon stock option exercise.

A summary of the activity under the 1996 Plan for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Options Outstanding
	Options Available for Grant	Options	Weighted Average Exercise Price
Balance as of December 31, 2006	—	1,682,122	$7.32
Options exercised	—	(158,878)	$5.97
Options canceled	—	(159,933)	$10.43
Balance as of December 31, 2007	—	1,363,311	$7.12
Options exercised	—	(106,876)	$4.90
Options canceled	—	(52,028)	$14.00
Balance as of December 31, 2008	—	1,204,407	$7.01

The following is a summary of stock option activity under the 1996 Plan in 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,363,311	$7.12	—	—
Granted	—	—	—	—
Exercised	(106,876)	4.90	—	—
Forfeited	—	—	—	—
Expirations	(52,028)	14.00	—	—
Outstanding at December 31, 2008	1,204,407	$7.01	3.30	$3,270,437
Vested and expected to vest at December 31, 2008	1,203,497	$7.01	3.29	$3,270,350
Exercisable at December 31, 2008	1,162,907	$6.92	3.17	$3,266,842

A summary of the outstanding, exercisable options and their weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
At December 31, 2006	1,397,166	$7.17
At December 31, 2007	1,285,561	$6.97
At December 31, 2008	1,162,907	$6.92

The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $3.69 to $4.50	14,931	2.06	$4.35	14,931	$4.35
From $4.68 to $4.68	133,459	3.35	4.68	133,459	4.68
From $4.92 to $4.92	7,775	4.41	4.92	7,775	4.92
From $5.01 to $5.01	214,954	4.17	5.01	214,954	5.01
From $5.07 to $5.07	30,000	4.60	5.07	30,000	5.07
From $5.40 to $5.40	242,850	2.78	5.40	242,850	5.40
From $5.50 to $5.50	141,296	1.78	5.50	141,296	5.50
From $6.50 to $8.70	22,842	5.39	8.06	20,342	7.98
From $9.20 to $9.20	124,000	6.59	9.20	93,000	9.20
From $10.00 to $15.56	272,300	2.05	11.30	264,300	11.31
From $3.69 to $15.56	1,204,407	3.30	$7.01	1,162,907	$6.92

(12) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2008, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $15,500 (or $20,500 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $238,000 in 2008, $208,000 in 2007 and $206,000 in 2006.

(13) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data).

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$32,243	$37,240	$45,894	$36,916	$152,293
Net income	5,105	6,422	10,725	4,349	26,601

Net income attributable to common shareholders	4,323	5,640	9,943	3,567	23,473

Basic earnings per common share	0.53	0.69	1.20	0.43	2.85

Diluted earnings per common share	0.49	0.64	1.14	0.41	2.68

Average common shares outstanding	8,190	8,225	8,253	8,300	8,242
Diluted average common shares outstanding	8,785	8,735	8,757	8,787	8,760

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$27,116	$30,967	$29,814	$34,000	$121,897
Net income	4,405	4,394	3,751	5,114	17,664

Net income attributable to common shareholders	3,623	3,612	2,969	4,332	14,536

Basic earnings per common share	0.45	0.44	0.36	0.54	1.79

Diluted earnings per common share	0.42	0.42	0.34	0.48	1.66

Average common shares outstanding	8,014	8,118	8,174	8,176	8,115
Diluted average common shares outstanding	8,541	8,636	8,769	9,007	8,742

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$33,846	$20,927	$29,608	$21,674	$106,055
Net income (loss)	10,531	1,599	6,774	(1,018)	17,886

Net income (loss) attributable to common shareholders	10,063	817	5,992	(1,931)	14,941

Basic earnings (loss) per common share	1.10	0.09	0.65	(0.21)	1.63

Diluted earnings (loss) per common share	1.05	0.08	0.62	(0.19)	1.56

Average common shares outstanding	9,154	9,223	9,279	9,019	9,169
Diluted average common shares outstanding	9,622	9,697	9,693	9,499	9,606

(14) Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of December 31, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, which are expected to generate lease rent revenue of approximately $1.9 million in 2009 and $1.6 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectibility of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectibility becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $288,000 in overdue rent related to February and March 2009. Our leases with Island Air are currently being restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 — April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company.  Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at December 31, 2008.

We entered into a Consignment Agreement dated May 26, 2006, with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. During the six months ended December 31, 2006, sales of consigned parts were $0.1 million. During the year ended December 31, 2007, sales of consigned parts were $0.1 million.  The book value for the parts consigned to J.T. Power as of December 31, 2007 was $0. On January 22, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2008, sales of consigned parts were $2.6 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  Revenue of $32,400 was earned during the period from inception of the agreement to December 31, 2006. In 2007, we earned revenue of $84,000 and paid $21,000 in commission under this program. In 2008, we earned revenue of $33,500 and paid $0 in commission under this program.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I - CONDENSED BALANCE SHEET

Parent Company Information

December 31, 2008 and 2007

(In thousands, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$8,491	$7,103
Equipment held for operating lease, less accumulated depreciation	257,889	311,055
Equipment held for sale	10,744	5,006
Operating lease related receivable, net of allowances	3,207	2,647
Investments	10,434	10,327
Investment in subsidiary	103,588	69,211
Due from affiliate, net	4,559	720
Assets under derivative instruments	276	—
Property, equipment & furnishings, less accumulated depreciation	7,751	6,771
Deferred income taxes	—	1,390
Equipment purchase deposits	13,530	12,180
Other assets	4,762	4,415
Total assets	$425,231	$430,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,829	$7,484
Liabilities under derivative instruments	6,190	2,766
Deferred income taxes	2,665	—
Notes payable, net of discount	196,723	219,204
Maintenance reserves	16,835	22,154
Security deposits	1,578	2,114
Unearned lease revenue	2,204	2,451
Total liabilities	233,024	256,173

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2008 and 2007, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,077,905 and 8,433,224 shares issued and outstanding at December 31, 2008 and 2007, respectively)	91	84
Paid-in capital in excess of par	57,939	55,712
Retained Earnings	117,163	93,690
Accumulated other comprehensive loss, net of income tax benefit	(14,901)	(6,749)
Total shareholders’ equity	192,207	174,652
Total liabilities and shareholders’ equity	$425,231	$430,825

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I - CONDENSED STATEMENT OF INCOME

Parent Company Information

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
REVENUE
Lease rent revenue	$34,221	$34,902	$28,448
Maintenance reserve revenue	8,716	8,962	11,043
Gain on sale of leased equipment	5,587	5,670	1,853
Other income	11,649	8,541	6,072
Total revenue	60,173	58,075	47,416

EXPENSES
Depreciation expense	15,533	15,570	12,578
Write-down of equipment	2,694	2,807	2,176
General and administrative	27,133	21,260	18,872
Net finance costs:
Interest expense	11,944	13,539	11,012
Interest income	(117)	(121)	(120)
Realized and unrealized gains on derivative instruments	—	—	(88)
Total net finance costs	11,827	13,418	10,804
Total expenses	57,187	53,055	44,430

Earnings from operations	2,986	5,020	2,986

Earnings from joint venture	797	700	466

Income before income taxes	3,783	5,720	3,452
Income tax expense	(1,555)	(2,070)	(995)

Earnings from investment in affiliate	24,373	14,014	15,429

Net income	$26,601	$17,664	$17,886

Preferred stock dividends paid and declared-Series A	3,128	3,128	2,945

Net income attributable to common shareholders	$23,473	$14,536	$14,941

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I - CONDENSED STATEMENT OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$26,601	$17,664	$17,886
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary	(24,373)	(14,014)	(15,429)
Depreciation expense	15,533	15,570	12,578
Write-down of equipment	2,694	2,807	2,176
Stock-based compensation expenses	1,693	599	685
Amortization of deferred costs	2,260	2,254	2,442
Allowances and provisions	23	5	(439)
Changes in the fair value of derivative instruments	—	—	(174)
Gain on sale of leased equipment	(5,587)	(5,670)	(1,853)
Loss on disposition of property, plant & equipment	—	33	—
Income from joint venture	(797)	(700)	(466)
Changes in assets and liabilities:
Receivables	(582)	(777)	639
Other assets	(1,880)	(1,566)	2,301
Accounts payable and accrued expenses	3,313	(2,732)	179
Due to/from subsidiary	(905)	948	(861)
Deferred income taxes	329	1,501	871
Maintenance reserves	(5,318)	5,892	832
Security deposits	(536)	429	426
Unearned lease revenue	(247)	246	(325)
Net cash provided by operating activities	12,221	22,489	21,468

Cash flows from investing activities:
Increase in investment in subsidary, net	(24,356)	(20,439)	—
Distribtuion received from subsidiary, net	45,006	29,052	—
Proceeds from sale of equipment held for operating lease (net of selling expenses)	53,947	30,721	23,294
Proceeds from principal payment of notes receivable	—	12	149
Distributions from joint venture	690	975	211
Purchase of equipment held for operating lease	(58,909)	(102,252)	(82,953)
Purchase of property, equipment and furnishings	(1,593)	(44)	(113)
Net cash provided by (used in) investing activities	14,785	(61,975)	(59,412)

Cash flows from financing activities:
Proceeds from issuance of notes payable	104,178	91,406	112,293
Proceeds from issuance of preferred stock	—	—	31,915
Debt issuance cost	(548)	(797)	(842)
Distribution to preferred stockholders	(3,128)	(3,128)	(2,945)
Proceeds from issuance of common stock	633	1,119	964
Excess tax benefit (cost) from stock-based compensation	(92)	178	241
Repurchase of common stock	—	—	(11,700)
Principal payments on notes payable	(126,661)	(42,461)	(97,371)
Net cash provided by (used in) financing activities	(25,618)	46,317	32,555
Increase (decrease) in cash and cash equivalents	1,388	6,831	(5,389)
Cash and cash equivalents at beginning of period	7,103	272	5,661

Cash and cash equivalents at end of period	$8,491	$7,103	$272
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$7,164	$9,712	$11,038
Income Taxes	$2,256	$15	$12

Supplemental disclosures of non-cash investing activities:
During the year ended December 31, 2008, there was a non-cash transfer of equipment to the WEST subsidiary of $38.7 million.

Schedule II

Valuation Accounts

Willis Lease Finance Corporation
Valuation Accounts
(in thousands)

	Balance at Beginning of period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2006
Accounts receivable, allowance for doubtful accounts	$462	—	—	$(376)	$86
December 31, 2007
Accounts receivable, allowance for doubtful accounts	86	—	—	(24)	62
December 31, 2008
Accounts receivable, allowance for doubtful accounts	62	277	—	—	339