Form 10-Q
period 2009-03-31
WILLIS LEASE FINANCE CORP
filed 2009-05-13
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 7, 2009
Common Stock, $0.01 Par Value	9,093,744

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$19,592	$8,618
Restricted cash	70,467	69,194
Equipment held for operating lease, less accumulated depreciation of $147,326 and $138,607 at March 31, 2009 and December 31, 2008, respectively	853,196	829,739
Equipment held for sale	9,455	21,191
Operating lease related receivable, net of allowances of $375 and $339 at March 31, 2009 and December 31, 2008, respectively	9,593	8,607
Investments	10,423	10,434
Assets under derivative instruments	608	276
Property, equipment & furnishings, less accumulated depreciation of $2,814 and $2,651 at March 31, 2009 and December 31, 2008, respectively	7,605	7,751
Equipment purchase deposits	6,647	13,530
Other assets	13,811	13,969
Total assets	$1,001,397	$983,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,167	$12,732
Liabilities under derivative instruments	19,152	20,810
Deferred income taxes	57,651	56,118
Notes payable, net of discount of $3,716 and $3,887 at March 31, 2009 and December 31, 2008, respectively	647,804	641,125
Maintenance reserves	51,285	49,158
Security deposits	5,510	5,179
Unearned lease revenue	4,697	5,980
Total liabilities	801,266	791,102

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,068,166 and 9,077,905 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	91	91
Paid-in capital in excess of par	58,362	57,939
Retained earnings	123,403	117,163
Accumulated other comprehensive loss, net of income tax benefit of $7,843 and $8,569 at March 31, 2009 and December 31, 2008, respectively	(13,640)	(14,901)
Total shareholders’ equity	200,131	192,207
Total liabilities and shareholders’ equity	$1,001,397	$983,309

 See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE
Lease rent revenue	$25,895	$24,822
Maintenance reserve revenue	7,776	6,287
Gain on sale of equipment	363	—
Other income	545	1,134
Total revenue	34,579	32,243

EXPENSES
Depreciation expense	10,352	8,640
Write-down of equipment	753	—
General and administrative	7,251	6,278
Net finance costs:
Interest expense	8,310	9,777
Interest income	(150)	(624)
Total net finance costs	8,160	9,153
Total expenses	26,516	24,071

Earnings from operations	8,063	8,172

Earnings from joint venture	215	182

Income before income taxes	8,278	8,354
Income tax expense	(1,256)	(3,249)
Net income	$7,022	$5,105

Preferred stock dividends paid and declared-Series A	782	782

Net income attributable to common shareholders	$6,240	$4,323

Basic earnings per common share:	$0.75	$0.53

Diluted earnings per common share:	$0.72	$0.49

Average common shares outstanding	8,306	8,190
Diluted average common shares outstanding	8,675	8,753

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months Ended March 31, 2009 and 2008

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	5,105	5,105

Unrealized loss from derivative instruments, net of tax benefit of $2,737	—	—	—	—	(4,741)	—	(4,741)

Total comprehensive income							364

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares issued under stock compensation plans	—	210	2	170	—	—	172

Stock-based compensation expenses	—	—	—	459	—	—	459

Balances at March 31, 2008	$31,915	8,643	$86	$56,341	$(11,490)	$98,013	$174,865

Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	7,022	7,022

Unrealized income from derivative instruments, net of tax expense of $729	—	—	—	—	1,261	—	1,261

Total comprehensive income							8,283

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares redeemed under stock compensation plans	—	(10)	—	63	—	—	63

Stock-based compensation expenses	—	—	—	575	—	—	575

Tax on disqualified dispositions of shares	—	—	—	(215)	—	—	(215)

Balances at March 31, 2009	$31,915	9,068	$91	$58,362	$(13,640)	$123,403	$200,131

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,022	$5,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,352	8,640
Write-down of equipment	753	—
Amortization of deferred costs	1,098	819
Amortization of loan discount	171	78
Allowances and provisions	36	10
Stock-based compensation expenses	575	459
Gain on sale of equipment	(363)	—
Gain on sale of equipment deposits	(400)	—
Gain on sale of property, equipment and furnishings	—	(19)
Earnings from joint venture	(215)	(182)
Changes in assets and liabilities:
Receivables	(1,021)	(945)
Other assets	(942)	(1,394)
Equipment purchase deposits	300	—
Accounts payable and accrued expenses	1,436	(1,736)
Deferred income taxes	806	3,048
Restricted cash	1,712	(4,796)
Maintenance reserves	2,127	2,824
Security deposits	331	258
Unearned lease revenue	(1,283)	(1,478)
Net cash provided by operating activities	22,495	10,691

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	12,097	553
Proceeds from sale of equipment deposits (net of selling expenses)	6,580	—
Restricted cash for investing activities	(2,985)	11,189
Distributions from joint venture	225	150
Purchase of equipment held for operating lease	(32,996)	(41,928)
Purchase of property, equipment and furnishings	(16)	(134)
Net cash used in investing activities	(17,095)	(30,170)

Cash flows from financing activities:
Proceeds from issuance of notes payable	24,060	262,886
Debt issuance cost	—	(2,938)
Distributions to preferred stockholders	(782)	(782)
Proceeds from shares issued under stock compensation plans	63	172
Excess tax cost from stock-based compensation	(215)	—
Principal payments on notes payable	(17,552)	(244,763)
Net cash provided by financing activities	5,574	14,575
Increase/(decrease) in cash and cash equivalents	10,974	(4,904)
Cash and cash equivalents at beginning of period	8,618	7,234

Cash and cash equivalents at end of period	$19,592	$2,330
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,160	$10,023
Income Taxes	$13	$568

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a) Basis of Presentation:  Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2009, and December 31, 2008, and the results of our operations for the three months ended March 31, 2009 and 2008, and our cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the period ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009.

Management considers the operations of our company to operate in one reportable segment.

(b) Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities and have applied SFAS 157 to our recording of derivative instruments at fair value as either an asset or liability. Effective January 1, 2009, we adopted SFAS 157 for non-recurring fair value measurements, principally impairment of equipment.

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure the fair value of our notional interest rate swaps of $414.0 million based on Level 3 inputs as defined by SFAS 157. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative liability net fair value of $18.5 million and $20.5 million as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and March 31, 2008, $3.3 million and $0.5 million, respectively, was realized through the income statement as an increase in interest expense.

The following table shows the fair value activity for the three months ended March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Derivatives (in thousands)
Beginning balance, January 1, 2009	$(20,534)
Total gains or losses (realized/unrealized)
Included in earnings	(3,332)
Included in other comprehensive income	1,990
Purchases, issuances and settlements	3,332
Ending balance, March 31, 2009	$(18,544)

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,  long-lived assets held and used with a carrying amount of $10.1 million were written down to their fair value of $9.3 million, resulting in an impairment charge of $0.8 million, which was included in earnings for the quarter ended March 31, 2009. At March 31, 2009, the company used Level 2 inputs to measure the fair value of two engines that are involved in a pending sales transaction with a third party. The asset write-down was calculated based upon a comparison of the negotiated selling price for the engines with the asset net book values.

2.  Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. In 2008, we adjusted the depreciation for certain older engine types within the portfolio on April 1 and on July 1, with the result being an increase in depreciation expense of $1.7 million for the quarter ended March 31, 2009. The net effect of this change in depreciation estimate is a reduction in net income of $1.1 million or $0.13 in diluted earnings per share for the quarter ended March 31, 2009. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

SFAS No. 144, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. For the quarter ending March 31, 2009, we recorded a write-down of $0.8 million related to two engines in which the net book value exceeded the expected net proceeds to be received from sale. There was no write-down of equipment recorded in the quarter ending March 31, 2008.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $3.0 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2010 and the remaining lease commitment is approximately $264,000. We also lease office space in Shanghai, China. The lease expires December 31, 2009 and the remaining lease commitment is approximately $49,000.

We have paid deposits to secure the purchase, during the remainder of 2009, of 9 engines for a gross purchase price of $92.0 million, for delivery from April to December 2009. As of March 31, 2009, non-refundable deposits paid related to this purchase commitment were $6.6 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540.0 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase.

4.  Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company — Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million represents a 4.6% interest in the joint venture.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $8.9 million as of March 31, 2009.

Three months Ending March 31, 2009 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2008	8,954
Earnings from joint venture	215
Distribution	(225)
Investment in WOLF A340, LLC as of March 31, 2009	$8,944

5.  Long Term Debt

At March 31, 2009, notes payable consists of loans totaling $647.8 million (net of discount of $3.7 million), payable over periods of 15 months to 14 years with interest rates varying between approximately 1.7% and 8.0% (excluding the effect of our interest rate derivative instruments).  At March 31, 2009, we had revolving and warehouse credit facilities totaling approximately $489.0 million with $226.7 million in funds available to us. Our significant debt instruments are discussed below.

At March 31, 2009, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2009, $92.0 million was available under this facility. The revolving facility period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at March 31, 2009 was one-month LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2009, we had $361.0 million of WEST term notes and $65.3 million of WEST warehouse notes outstanding. The term notes are divided into $143.6 million Series 2005-A1 notes, $21.4 million Series 2005-B1 notes and $196.0 million Series 2008-A1 notes. At March 31, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2009, $134.7 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the company was in full compliance with all covenant requirements at March 31, 2009.

At March 31, 2009 and 2008, one-month LIBOR was 0.50% and 2.70%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2009 (dollars in thousands):

Year Ending December 31,

2009 (9 months remaining)	$25,664
2010 (includes $197.0 million outstanding on revolving credit facility and $20.0 million for senior term loan)	251,238
2011	45,586
2012	40,002
2013	41,502
2014 and thereafter	247,528
$651,520

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $1.5 million of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2009, we were a party to interest rate swap agreements with notional outstanding amounts of $414.0 million, remaining terms of between sixteen and seventy-two months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at March 31, 2009 was negative $18.5 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

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

Based on the implied forward rate for LIBOR at March 31, 2009, we anticipate that net finance costs will be increased by approximately $12.9 million for the 12 months ending March 31, 2010 due to the interest rate derivative contracts currently in place.

On January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. The standard supplements the required disclosures provided under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with additional qualitative and quantitative information. We use derivatives for risk management purposes as outlined above. As a matter of policy, we do not use derivatives for speculative purposes.

The following table provides information about the fair value of our derivatives, by contract type.

Fair Values of Derivative Instruments

(In thousands)

	Derivatives
		Fair Value
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	March 31, 2009	December 31, 2008

Interest rate contracts	Assets under derivative instruments	$608	$276
Interest rate contracts	Liabilities under derivative instruments	$19,152	$20,810

Earnings effects of derivatives on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2009 and 2008.

The Effect of Derivative Instruments on the Statements of Income
for the Quarters Ended March 31, 2009 and 2008

(In thousands)

Derivatives in Statement 133 Cash	Location of Loss Recognized in Income	Amount of Loss Recognized in Income on Derivatives
Flow Hedging Relationships	on Derivatives	2009	2008

Interest rate contracts	Interest expense	$3,332	$520
Total		$3,332	$520

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2009 and 2008.

The Effect of Derivative Instruments on Cash Flow Hedging

for the Quarters Ended March 31, 2009 and 2008

(In thousands)

Derivatives in Statement 133 Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	2009	2008	Income (Effective Portion)	2009	2008

Interest rate contracts	$1,990	$(7,478)	Interest expense	$(3,332)	$(520)
Total	$1,990	$(7,478)	Total	$(3,332)	$(520)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges is recorded in earnings in the current period. However, these are highly effective hedges and no significant ineffectiveness occurred in either period presented.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with credit ratings “A” or higher. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company.  As of March 31, 2009, the Company has one hedging agreement under which the counterparty would owe $0.6 million upon termination due to its failure to perform under the applicable agreement.  The credit risk of this payment is mitigated through the Company's contractual right of offset against amounts owed under other hedging agreements by the Company to the applicable counterparty.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 829,889 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 243,964 shares vesting over 4 years, 313,045 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. There have been no grants of restricted stock in 2009. The fair value of the restricted stock awards equaled the stock price at the date of grants. 33,043 shares of restricted stock awards granted in 2007 and 2008 were cancelled during 2008 and the shares will revert to the share reserve and be available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.6 million in stock compensation expense was recorded in the three months ended March 31, 2009. The stock compensation expense related to the 2007 and 2008 restricted stock awards that will be recognized over the average remaining vesting period of 3.6 years totals $6.4 million. At March 31, 2009, the intrinsic value of unvested restricted stock awards is $7.2 million. The Plan terminates on May 24, 2017.

In the three months ended March 31, 2009, no options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 1,204,407 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $4.6 million.

8.  Income Taxes

Income tax expense for the quarters ended March 31, 2009 and 2008 was $1.3 million and $3.2 million, respectively. The effective tax rate for the quarters ended March 31, 2009 and 2008 was 36.4% and 36.5%, respectively. The effective tax rate for the quarters ended March 31, 2009 and 2008 excluded discrete items booked in the periods as outlined below. For the quarter ended March 31, 2009, an adjustment of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted California state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the quarter ended

March 31, 2009. For the quarter ended March 31, 2008, an adjustment of $176,000 was recorded for tax uncertainties related to FIN 48 in which we evaluated tax uncertainty risk areas and exposures and determined that a reserve was necessary as of March 31, 2008. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of March 31, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, which are expected to generate lease rent revenue of approximately $1.9 million in 2009 and $1.6 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of deferred amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $368,000 in overdue rent related to February, March and April 2009. Our leases with Island Air are currently being restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 — April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $5.5 million at March 31, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2009, sales of consigned parts were $0.1 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the three months ended March 31, 2009, there were no sales of consigned parts related to this engine. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue and paid no commissions during the three months ended March 31, 2009 under this program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2008 Form 10-K.

Results of Operations

Three months ended March 31, 2009, compared to the three months ended March 31, 2008:

Lease Rent Revenue. Lease rent revenue for the quarter ended March 31, 2009 increased 4.3% to $25.9 million from $24.8 million for the comparable period in 2008. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease, which was partially offset by lower average portfolio utilization in the current period. The aggregate of net book value of lease equipment at March 31, 2009 and 2008 was $853.2 million and $772.2 million, respectively, an increase of 10.5%. The average utilization for the quarter ended March 31, 2009 and 2008 was 92% and 96%, respectively. At March 31, 2009 and 2008, approximately 89% and 95% respectively of equipment held for lease by book value were on-lease.

During the quarter ended March 31, 2009, we added $35.0 million of equipment and capitalized costs to the lease portfolio. During the quarter ended March 31, 2008, we added $36.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended March 31, 2009, increased 23.7% to $7.8 million from $6.3 million for the comparable period in 2008. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease.

Gain on Sale of Equipment. During the quarter ended March 31, 2009, we sold two engines and other related equipment generating a net gain of $0.4 million. There were no sales of leased equipment in the quarter ended March 31, 2008.

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the quarter ended March 31, 2009, we sold three helicopter 2009 delivery positions and generated $0.4 million other income in the period, after selling expenses. During the quarter ended March 31, 2008, we settled a claim for $1.0 million to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 19.8% to $10.4 million for the quarter ended March 31, 2009 from the comparable period in 2008, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $0.8 million for the quarter ended March 31, 2009 due to a management decision to sell two engines. The net book value of the engines exceeded the sale prices for the pending sale transactions, resulting in the recording of a write-down of the assets at period end. There were no equipment write-downs in the comparable period in 2008.

General and Administrative Expenses. General and administrative expenses increased 15.5% to $7.3 million for the quarter ended March 31, 2009, from the comparable period in 2008, mainly due to increases in engine maintenance and freight costs, engine thrust rental fees, corporate travel expenses and service fees for regional engines.

Net finance costs. Net finance costs include interest expense and interest income. Interest expense decreased 15.0% to $8.3 million for the quarter ended March 31, 2009, from the comparable period in 2008, due to a decrease in interest rates for the quarter ended March 31, 2009, from the comparable period in 2008, which was partially offset by an increase in average debt outstanding. Notes payable balance at March 31, 2009 and 2008, was $647.8 million and $585.3 million, respectively, an increase of 10.7%. At March 31, 2009 and 2008, one-month LIBOR was 0.50% and 2.70%, respectively. Despite an increase in average quarterly cash balances from the comparable period in 2008, interest income decreased 76.0% to $0.2 million for the quarter ended March 31, 2009 due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

Income Taxes. Income tax expense for the quarters ended March 31, 2009 and 2008 was $1.3 million and $3.2 million, respectively. The effective tax rate for the quarters ended March 31, 2009 and 2008 was 36.4% and 36.5%, respectively. The effective tax rate for the quarters ended March 31, 2009 and 2008 excluded discrete items booked in the periods as outlined below. For the quarter ended March 31, 2009, an adjustment of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted California state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the quarter ended March 31, 2009. For the quarter ended March 31, 2008, an adjustment of $176,000 was recorded for tax uncertainties related to FIN 48 in which we evaluated tax uncertainty risk areas and exposures and determined that a reserve was necessary as of March 31, 2008. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

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

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $24.1 million and $262.9 million, in the three-month periods ended March 31, 2009 and 2008, respectively, was derived from this activity. In these same time periods $17.6 million and $244.8 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $22.5 million and $10.7 million in the three-month periods ended March 31, 2009 and 2008, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at March 31, 2009 and have reduced cash flows from investing activities by $3.0 million for the three-month period ended March 31, 2009. At March 31, 2009, $3.1 million is available to fund future equipment purchases. Cash flow from the release of restricted cash provided $11.2 million in the three-month period ended March 31, 2008, which was made available to fund equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $33.0 million and $41.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89%, by book value, of our assets were on-lease at March 31, 2009, compared to approximately 95% at March 31, 2008, and the average utilization rate for the quarter ended March 31, 2009, was 92% compared to 96% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2009, notes payable consists of loans totaling $647.8 million payable over periods of 15 months to 14 years with interest rates varying between approximately 1.7% and 8.0% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At March 31, 2009, we had a $289.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2009, $92.0 million was available under this facility. The revolving facility period ends in June 2009 with a final maturity in June 2010. The interest rate on this facility at March 31, 2009 was LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $289.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2009, we had $361.0 million of WEST term notes and $65.3 million of WEST warehouse notes outstanding. The term notes are divided into $143.6 million Series 2005-A1 notes, $21.4 million Series 2005-B1 notes and $196.0 million Series 2008-A1 notes. At March 31, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2009, $134.7 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At March 31, 2009 and December 31, 2008, we had warehouse and revolving credit facilities totaling approximately $489.0 million. At March 31, 2009, and December 31, 2008, respectively, approximately $226.7 million and $241.7 million were available under these combined facilities. Included in the $226.7 million available at March 31, 2009 is $92.0 million available under the revolving credit facility that ends in June 2009, with a final maturity in June 2010. We have entered into discussions with our commercial banks and have begun the process of renewing our revolving credit facility. If the facility is not renewed prior to June 30, 2009, we will no longer have access to the undrawn funds available within this facility. The outstanding amount at June 30, 2009 would be repaid in monthly installments from July 2009 through June 2010, totaling in aggregate approximately 3% of the outstanding amount at June 30, 2009, with the remaining balance due at June 30, 2010. Our intent is to work with our commercial banks to renew this facility in 2009. If the revolving credit facility is not renewed prior to June 30, 2009, we will rely on internally generated funds and remaining availability within the WEST warehouse facility to fund future equipment purchases. If we are unable to renew this facility prior to June 2010, our ability to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital and availability within our WEST warehouse facility.

At March 31, 2009 and 2008, one-month LIBOR was 0.50% and 2.70%, respectively.

Approximately $643.3 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2009.

Approximately $34.2 million of our debt is repayable during the next year. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at March 31, 2009.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$651,520	$34,221	$298,267	$81,505	$237,527
Interest payments under long - term debt obligations	66,441	14,435	17,316	12,588	22,102
Operating lease obligations	3,351	692	1,095	1,059	505
Purchase obligations	91,960	91,960	—	—	—
Total	$813,272	$141,308	$316,678	$95,152	$260,134

We have commitments to purchase, during the remainder of 2009, 9 engines for a gross purchase price of $92.0 million, for delivery from April to December 2009. These asset purchases will be funded by internally generated funds and availability under our revolving credit and WEST warehouse facilities. As at March 31, 2009, non-refundable deposits paid related to this purchase commitment were $6.6 million.

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

Management of Interest Rate Exposure

At March 31, 2009, all but $1.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR . Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $414.0 million, with remaining terms of between sixteen and seventy-two months and fixed rates of between 2.10% and 5.05%.

The realized amount on these derivative instrument arrangements increased expense by $3.3 million and $0.5 million for the quarter ended March 31, 2009 and March 31, 2008, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy. We plan to hedge additional amounts of floating rate debt during the remainder of 2009.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of March 31, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, which are expected to generate lease rent revenue of approximately $1.9 million in 2009 and $1.6 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $368,000 in overdue rent related to February, March and April 2009. Our leases with Island Air are currently being restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 — April 2012. During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $5.5 million at March 31, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2009, sales of consigned parts were $0.1 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the three months ended March 31, 2009, there were no sales of consigned parts related to this engine. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue and paid no commissions during the three months ended March 31, 2009 under this program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $1.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.4 million (in 2008, $3.0 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $13.4 million for the year ending December 31, 2009, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2009, 75% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.  Exhibits

(a)  Exhibits

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, and (2) Amendment to Bylaws, dated December 16, 2008 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).
4.2

Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

4.4

Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5

Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to our report on Form 10-K filed on March 31, 2009)

4.6

Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

4.7

Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

4.8

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

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

10.10

Amendment No. 2 to Loan and Aircraft Security Agreement dated as of February 14, 2007 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.11	Amendment No. 3 to Loan and Aircraft Security Agreement dated as of August 28, 2008 between Fleet Capital

Corporation and Willis Lease Finance Corporation (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
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

10.15	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 on Form 10-K filed on March 31, 2008).
10.16

Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.17

Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.18*

Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

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

10.21

Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.22

Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.23

Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.24

Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.25	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
10.26	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
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

10.31	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2006 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.32

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions (incorporated by reference to Exhibit 10.58 of our report on Form 10-K filed on March 31, 2008).

11.1	Statement re Computation of Per Share Earnings
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2009

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)