Form 10-Q
period 2009-06-30
WILLIS LEASE FINANCE CORP
filed 2009-08-12
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 10, 2009
Common Stock, $0.01 Par Value	9,173,866

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$39,067	$8,618
Restricted cash	81,482	69,194
Equipment held for operating lease, less accumulated depreciation of $147,529 and $138,607 at June 30, 2009 and December 31, 2008, respectively	894,992	829,739
Equipment held for sale	11,238	21,191
Operating lease related receivable, net of allowances of $374 and $339 at June 30, 2009 and December 31, 2008, respectively	9,535	8,010
Investments	10,474	10,434
Assets under derivative instruments	7,480	276
Property, equipment & furnishings, less accumulated depreciation of $2,976 and $2,651 at June 30, 2009 and December 31, 2008, respectively	7,471	7,751
Equipment purchase deposits	5,625	13,474
Other assets	17,370	14,025
Total assets	$1,084,734	$982,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,002	$12,732
Liabilities under derivative instruments	16,023	20,810
Deferred income taxes	63,672	56,118
Notes payable, net of discount of $3,531 and $3,887 at June 30, 2009 and December 31, 2008, respectively	711,445	641,125
Maintenance reserves	58,316	49,158
Security deposits	5,992	5,179
Unearned lease revenue	3,400	5,383
Total liabilities	872,850	790,505

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,159,386 and 9,077,905 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	92	91
Paid-in capital in excess of par	59,535	57,939
Retained earnings	127,640	117,163
Accumulated other comprehensive loss, net of income tax benefit of $4,182 and $8,569 at June 30, 2009 and December 31, 2008, respectively	(7,298)	(14,901)
Total shareholders’ equity	211,884	192,207
Total liabilities and shareholders’ equity	$1,084,734	$982,712

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Lease rent revenue	$25,283	$26,216	$51,178	$51,038
Maintenance reserve revenue	7,558	9,515	15,334	15,802
Gain on sale of leased equipment	395	1,261	758	1,261
Other income	154	248	699	1,382
Total revenue	33,390	37,240	67,969	69,483

EXPENSES
Depreciation expense	9,997	9,085	20,349	17,725
Write-down of equipment	175	1,811	928	1,811
General and administrative	7,708	7,275	14,959	13,553
Net finance costs:
Interest expense	8,807	9,584	17,117	19,361
Interest income	(54)	(439)	(204)	(1,063)
Gain upon extinguishment of debt	(895)	—	(895)	—
Total net finance costs	7,858	9,145	16,018	18,298
Total expenses	25,738	27,316	52,254	51,387

Earnings from operations	7,652	9,924	15,715	18,096

Earnings from joint venture	240	200	455	382

Income before income taxes	7,892	10,124	16,170	18,478
Income tax expense	(2,873)	(3,702)	(4,129)	(6,951)
Net income	$5,019	$6,422	$12,041	$11,527

Preferred stock dividends paid and declared-Series A	782	782	1,564	1,564

Net income attributable to common shareholders	$4,237	$5,640	$10,477	$9,963

Basic earnings per common share:	$0.51	$0.69	$1.26	$1.21

Diluted earnings per common share:	$0.47	$0.65	$1.18	$1.14

Average common shares outstanding	8,342	8,225	8,324	8,208
Diluted average common shares outstanding	8,926	8,735	8,852	8,745

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six months Ended June 30, 2009 and 2008

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	11,527	11,527

Unrealized gain from derivative instruments, net of tax expense of $416	—	—	—	—	719	—	719

Total comprehensive income							12,246

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares issued under stock compensation plans	—	249	3	278	—	—	281

Stock-based compensation expenses	—	—	—	714	—	—	714

Tax benefit on disqualified dispositions of shares	—	—	—	41	—	—	41

Balances at June 30, 2008	$31,915	8,682	$87	$56,745	$(6,030)	$103,653	$186,370

Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	12,041	12,041

Unrealized gain from derivative instruments, net of tax expense of $4,388	—	—	—	—	7,603	—	7,603

Total comprehensive income							19,644

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares issued under stock compensation plans	—	81	1	486	—	—	487

Stock-based compensation expenses	—	—	—	1,164	—	—	1,164

Tax on disqualified dispositions of shares	—	—	—	(54)	—	—	(54)

Balances at June 30, 2009	$31,915	9,159	$92	$59,535	$(7,298)	$127,640	$211,884

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,041	$11,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,349	17,725
Write-down of equipment	928	1,811
Amortization of deferred costs	2,247	2,211
Amortization of loan discount	355	242
Allowances and provisions	35	15
Stock-based compensation expenses	1,164	714
Gain on sale of leased equipment	(758)	(1,261)
Gain on sale of equipment deposits	(400)	—
Gain upon extinguishment of debt	(895)	—
Earnings from joint venture	(455)	(382)
Changes in assets and liabilities:
Receivables	(1,560)	(1,087)
Other assets	(5,291)	(2,828)
Accounts payable and accrued expenses	(1,089)	(4,173)
Deferred income taxes	3,165	6,537
Restricted cash	6,993	(9,778)
Maintenance reserves	9,158	3,331
Security deposits	812	517
Unearned lease revenue	(1,982)	(1,435)
Net cash provided by operating activities	44,817	23,686

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	22,692	19,990
Proceeds from sale of equipment deposits (net of selling expenses)	6,580	—
Restricted cash for investing activities	(19,281)	10,539
Distributions from joint venture	415	250
Purchase of equipment held for operating lease	(94,458)	(86,473)
Purchase of property, equipment and furnishings	(44)	(936)
Net cash used in investing activities	(84,096)	(56,630)

Cash flows from financing activities:
Proceeds from issuance of notes payable	103,560	322,852
Debt issuance cost	—	(3,090)
Distributions to preferred stockholders	(1,564)	(1,564)
Proceeds from shares issued under stock compensation plans	487	281
Excess tax cost from stock-based compensation	(54)	41
Principal payments on notes payable	(32,701)	(291,234)
Net cash provided by financing activities	69,728	27,286
Increase/(decrease) in cash and cash equivalents	30,449	(5,658)
Cash and cash equivalents at beginning of period	8,618	7,234

Cash and cash equivalents at end of period	$39,067	$1,576
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$8,318	$17,763
Income Taxes	$178	$722

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2009, and December 31, 2008, and the results of our operations for the three and six month periods ended June 30, 2009 and 2008, and our cash flows for the six months ended June 30, 2009 and 2008. The results of operations and cash flows for the period ended June 30, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009.

In the prior year’s comparative balance sheet, Operating lease related receivable and Unearned lease revenue were changed to reflect current year presentation.

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

We measure the fair value of our notional interest rate swaps of $533.0 million based on Level 3 inputs as defined by SFAS 157. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative liability net fair value of $8.5 million and $20.5 million as of June 30, 2009 and December 31, 2008, respectively. For the six months ended June 30, 2009 and June 30, 2008, $7.1 million and $2.1 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows the fair value activity for the six months ended June 30, 2009 and 2008.

	Derivatives (in thousands)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	2009	2008
Beginning balance, January 1	$(20,534)	$(7,697)
Total gains or losses (realized/unrealized)
Included in earnings	(7,088)	(2,074)
Included in other comprehensive income	11,991	1,135
Purchases, issuances and settlements	7,088	2,074
Ending balance, June 30	$(8,543)	$(6,562)

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets held and used with a carrying amount of $11.7 million were written down to their fair value of $10.8 million, resulting in an impairment charge of $0.9 million, which was included in earnings for the six months ended June 30, 2009. At June 30, 2009, the company used Level 2 inputs to measure the fair value of two engines that were involved in a consignment transaction with third parties. The asset write-down was calculated based upon a comparison of the asset net book values with the net proceeds expected from part sales arising from consignment of the engines.

(c) Subsequent Events: In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The statement provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.

We have reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of August 12, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited Consolidated Financial Statements.

2.  Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. In 2008, we adjusted the depreciation for certain older engine types within the portfolio on April 1 and on July 1, with the result being an increase in depreciation expense of $1.7 million for the quarter ended June 30, 2009. The net effect of this change in depreciation estimate is a reduction in net income of $1.1 million or $0.12 in diluted earnings per share for the quarter ended June 30, 2009. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

SFAS No. 144, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. For the quarter ending June 30, 2009, we recorded a write-down of $0.2 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment. For the quarter ending June 30, 2008, we recorded a write-down of $1.0 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and recorded a further $0.8 million related to four aircraft and two engines due to the maintenance status and condition of the leased assets. For the six months ending June 30, 2009, we recorded a write-down of $0.2 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and a further $0.7 million related to two engines in which the net book value exceeded the net proceeds from sale. For the six months ending June 30, 2008, we recorded a write-down of $1.0 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and recorded a further $0.8 million related to four aircraft and two engines due to the maintenance status and condition of the leased assets.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.9 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2010 and the remaining lease commitment is approximately $226,000. We also lease office space in Shanghai, China. The lease expires December 31, 2009 and the remaining lease commitment is approximately $32,400.

We have paid deposits to secure the purchase, during the remainder of 2009, of 8 engines for a gross purchase price of $80.1 million, for delivery from August to December 2009. As of June 30, 2009, non-refundable deposits paid related to this purchase commitment were $5.6 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase up to $540.0 million of new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over the next five years, with options to acquire up to an additional 30 engines. Our 2009 purchase orders have been accepted by CFM and are included in our commitments to purchase. No purchase commitments have been made for 2010 at this time.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.0 million as of June 30, 2009.

Six months Ending June 30, 2009 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2008	$8,954
Earnings from joint venture	455
Distribution	(415)
Investment in WOLF A340, LLC as of June 30, 2009	$8,994

5.  Long Term Debt

At June 30, 2009, notes payable consists of loans totaling $711.4 million (net of discount of $3.5 million), payable over periods of 12 months to 14 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments).  At June 30, 2009, we had warehouse credit facilities totaling approximately $200.0 million with $118.0 million in funds available to us. Our significant debt instruments are discussed below.

At June 30, 2009, we had a $254.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2009, no funds were available under this facility. The revolving facility period ended on June 30, 2009 with a final maturity on June 30, 2010. The $254.5 million outstanding amount at June 30, 2009 will be repaid in monthly installments from July 2009 through June 2010, totaling in aggregate approximately 5% of the outstanding amount at June 30, 2009, with the remaining balance due at June 30, 2010. We have entered into discussions with our commercial banks and have begun the process of renewing our revolving credit facility. Our intent is to work with our banks to renew this facility in 2009. The interest rate on this facility at June 30, 2009 was one-month LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $254.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2009, we had $350.5 million of WEST term notes and $82.0 million of WEST warehouse notes outstanding. The term notes are divided into $137.6 million Series 2005-A1 notes, $20.9 million Series 2005-B1 notes and $192.0 million Series 2008-A1 notes. At June 30, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At June 30, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

We recorded $0.9 million as a gain upon extinguishment of debt in the six months ended June 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. The gain on extinguishment of debt included the write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At June 30, 2009, $118.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the company was in full compliance with all covenant requirements at June 30, 2009.

At June 30, 2009 and 2008, one-month LIBOR was 0.31% and 2.46%, respectively.

The following is a summary of the aggregate maturities of notes payable on June 30, 2009 (dollars in thousands):

Year Ending December 31,

2009	$23,444
2010 (includes $248.1 million outstanding on revolving credit facility and $20.0 million for senior term loan)	302,059
2011	46,980
2012	41,397
2013	42,897
2014 and thereafter	258,199
$714,976

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $1.5 million of our borrowings are at variable rates. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At June 30, 2009, we were a party to interest rate swap agreements with notional outstanding amounts of $533.0 million, remaining terms of between thirteen and sixty-nine months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at June 30, 2009 was negative $8.5 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

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

Based on the implied forward rate for LIBOR at June 30, 2009, we anticipate that net finance costs will be increased by approximately $15.8 million for the 12 months ending June 30, 2010 due to the interest rate derivative contracts currently in place.

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

Fair Values of Derivative Instruments

(In thousands)

	Derivatives
		Fair Value
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	June 30, 2009	December 31, 2008

Interest rate contracts	Assets Under Derivative Instruments	$7,480	$276
Interest rate contracts	Liabilities Under Derivative Instruments	$16,023	$20,810

Earnings effects of derivatives on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the six months ended June 30, 2009 and 2008.

The Effect of Derivative Instruments on the Statements of Income
for the Six Months Ended June 30, 2009 and 2008

(In thousands)

Derivatives in Statement 133 Cash	Location of Loss Recognized on Derivatives in Income	Amount of Loss Recognized on Derivatives in Income Statement
Flow Heding Relationships	Statement	2009	2008

Interest rate contracts	Interest expense	$7,088	$2,074
Total		$7,088	$2,074

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the six months ended June 30, 2009 and 2008.

The Effect of Derivative Instruments on Cash Flow Hedging

for the Six Months Ended June, 2009 and 2008

(In thousands)

Derivatives in Statement 133	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Heding Relationships	2009	2008	Income (Effective Portion)	2009	2008

Interest rate contracts	$11,991	$1,135	Interest Expense	$(7,088)	$(2,074)
Total	$11,991	$1,135	Total	$(7,088)	$(2,074)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company.  As of June 30, 2009, the Company has four hedging agreements under which the counterparties would owe $7.5 million upon termination due to their failure to perform under the applicable agreements.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 848,082 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. There were 18,220 shares of restricted stock granted thus far in 2009 which will vest on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.2 million in stock compensation expense was recorded in the six months ended June 30, 2009. The stock compensation expense related to the 2007-09 restricted stock awards that will be recognized over the average remaining vesting period of 3.3 years totals $6.0 million. At June 30, 2009, the intrinsic value of unvested restricted stock awards is $8.9 million. The Plan terminates on May 24, 2017.

In the six months ended June 30, 2009, 73,000 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 1,071,107 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $7.0 million.

8.  Income Taxes

Income tax expense for the six months ended June 30, 2009 and 2008 was $4.1 million and $7.0 million, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 36.4% and 36.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 excluded discrete items booked in the periods as outlined below. For the six months ended June 30, 2009, an adjustment of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the six months ended June 30, 2009.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective January 1, 2007. For the six months ended June 30, 2008, an adjustment of $176,000 was recorded for tax uncertainties related to FIN 48 in which we evaluated tax uncertainty risk areas and exposures and determined that a reserve was necessary as of June 30, 2008.

Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of June 30, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, which are expected to generate lease rent revenue of approximately $1.6 million in 2009 and $1.3 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $682,000 in overdue rent related to February - June 2009, which does not include offsetting credits totaling $242,682 for landing gear expenditures that have not been invoiced to us by Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines.  As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $5.0 million at June 30, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2009, sales of consigned parts were $0.1 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the six months ended June 30, 2009, sales of consigned parts were $0.6 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the six months ended June 30, 2009, there were no sales of consigned parts related to this engine. On July 22, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.6 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue and paid no commissions during the six months ended June 30, 2009 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2009 was estimated to have a fair value of approximately $670.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2008:

Lease Rent Revenue. Lease rent revenue for the quarter ended June 30, 2009 decreased 3.6% to $25.3 million from $26.2 million for the comparable period in 2008. This decrease primarily reflects lower average portfolio utilization in the current period and the holdback of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis. The aggregate of net book value of lease equipment at June 30, 2009 and 2008 was $895.0 million and $786.8 million, respectively, an increase of 13.8%. Of the $108.2 million year over year increase in the net book value of lease equipment, $36.8 million represents engine purchases completed in the last week of June 2009, which had minimal impact on lease rent revenue for the quarter. Excluding these purchases, the book value of lease equipment increased 9.1% compared to the year ago period. The average utilization for the quarter ended June 30, 2009 and 2008 was 92% and 96%, respectively. At June 30, 2009 and 2008, approximately 92% and 96%, respectively, of equipment held for lease by book value were on-lease.

During the quarter ended June 30, 2009, we added $61.0 million of equipment and capitalized costs to the lease portfolio. During the quarter ended June 30, 2008, we added $44.1 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended June 30, 2009 decreased 20.6% to $7.6 million from $9.5 million for the comparable period in 2008. This decrease was due to the maturity of a lower number of long term leases in the current period, with two long term leases terminating in the quarter ended June 30, 2009 compared with the termination of five long term leases in the year ago period.

Gain on Sale of Equipment. During the quarter ended June 30, 2009, we sold two engines and other related equipment generating a net gain of $0.4 million. During the quarter ended June 30, 2008, we sold two helicopters and other related equipment generating a net gain of $1.3 million

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the quarter ended June 30, 2008, we received fees related to the brokering of an engine for lease on behalf of an airline.

Depreciation Expense. Depreciation expense increased 10.0% to $10.0 million for the quarter ended June 30, 2009 from the comparable period in 2008, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $0.2 million for the quarter ended June 30, 2009 compared to $1.8 million in the year ago period. Write-down of equipment to their estimated fair values totaled $0.2 million for the quarter ended June 30, 2009 due to a management decision to consign two engines. The net book value of the engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of the assets at period end. During the quarter ended June 30, 2008, we recorded a write-down of equipment of $1.0 million due to management’s decision to consign two engines for part out and sale and a further write-down of $0.8 million for aircraft and engines that are leased to Island Air, a related party, after reviewing the current maintenance status and condition of these leased assets.

General and Administrative Expenses. General and administrative expenses increased 6.0% to $7.7 million for the quarter ended June 30, 2009, from the comparable period in 2008, mainly due to increases in engine thrust rental fees ($0.3 million) and stock based compensation ($0.3 million), which was partially offset by reductions in legal and insurance costs ($0.2 million).

Net finance costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 8.1% to $8.8 million for the quarter ended June 30, 2009, from the comparable period in 2008, due to a decrease in interest rates for the quarter ended June 30, 2009, from the comparable period in 2008, which was partially offset by an increase in average debt outstanding. Notes payable balance at June 30, 2009 and 2008, was $711.4 million and $599.0 million, respectively, an increase of 18.8%. At June 30, 2009 and 2008, one-month LIBOR was 0.31% and 2.46%, respectively. Despite an increase in average cash balances from the comparable period in 2008, interest income decreased 87.7% to $0.1 million for the quarter ended June 30, 2009 due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

We recorded $0.9 million as a gain upon extinguishment of debt in the quarter ended June 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. The gain on extinguishment of debt included the write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes.

Income Taxes. Income tax expense for the quarters ended June 30, 2009 and 2008 was $2.9 million and $3.7 million, respectively. The effective tax rate for the quarters ended June 30, 2009 and 2008 was 36.4% and 36.6%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Six months ended June 30, 2009, compared to the six months ended June 30, 2008:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2009 increased 0.3% to $51.2 million from $51.0 million for the comparable period in 2008. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease despite overall lower average portfolio utilization in the current period. The holdback of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis also impacted revenues in the current period. The aggregate of net book value of lease equipment at June 30, 2009 and 2008 was $895.0 million and $786.8 million, respectively, an increase of 13.8%. Of the $108.2 million year over year increase in the net book value of lease equipment, $36.8 million represents engine purchases completed in the last week of June 2009, which had minimal impact on lease rent revenue for the quarter. Excluding these purchases, the book value of lease equipment increased 9.1% compared to the year ago period. The average utilization for the six months ended June 30, 2009 and 2008 was 92% and 96%, respectively. At June 30, 2009 and 2008, approximately 92% and 96%, respectively, of equipment held for lease by book value were on-lease.

During the six months ended June 30, 2009, we added $95.9 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2008, we added $80.4 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2009, decreased 3.0% to $15.3 million from $15.8 million for the comparable period in 2008. This decrease was due to the maturity of a lower number of long term leases in the current period, with three long term leases terminating in the six months ended June 30, 2009 compared with the termination of six long term leases in the year ago period.

Gain on Sale of Equipment. During the six months ended June 30, 2009, we sold four engines and other related equipment generating a net gain of $0.8 million. During the six months ended June 30, 2008, we sold two helicopters and other related equipment generating a net gain of $1.3 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the six months ended June 30, 2009, we sold three helicopter 2009 delivery positions and generated $0.4 million other income in the period, after selling expenses. During the six months ended June 30, 2008, we settled a claim for $1.0 million to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 14.8% to $20.4 million for the six months ended June 30, 2009 from the comparable period in 2008, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $0.9 million for the six months ended June 30, 2009 compared to $1.8 million in the year ago period. Write-down of equipment to their estimated fair values totaled $0.9 million for the six months ended June 30, 2009 due to a management decision to sell two engines and to consign two engines. The net book value of the engines exceeded the expected net proceeds to be received through outright sale or part sales arising from consignment, resulting in a write-down of the assets in the period. During the six months ended June 30, 2008, we recorded a write-down of equipment of $1.0 million due to management’s decision to consign two engines for part out and sale and a further write-down of $0.8 million for aircraft and engines that are leased to Island Air, a related party, after reviewing the maintenance status and condition of these leased assets.

General and Administrative Expenses. General and administrative expenses increased 10.4% to $15.0 million for the six months ended June 30, 2009, from the comparable period in 2008, mainly due to increases in engine thrust rental fees ($0.6 million), stock based compensation ($0.4 million), engine freight ($0.2 million), and service fees for regional engines ($0.2 million).

Net finance costs. Net finance costs include interest expense and interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 11.6% to $17.1 million for the six months ended June 30, 2009, from the comparable period in 2008, due to a decrease in interest rates for the six months ended June 30, 2009, from the comparable period in 2008, which was partially offset by an increase in average debt outstanding. Notes payable balance at June 30, 2009 and 2008, was $711.4 million and $599.0 million, respectively, an increase of 18.8%. At June 30, 2009 and 2008, one-month LIBOR was 0.31% and 2.46%, respectively. Despite an increase in average cash balances for the six months ended June 30, 2009 from the comparable period in 2008, interest income decreased 80.8% to $0.2 million for the six months ended June 30, 2009 due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

We recorded $0.9 million as a gain upon extinguishment of debt in the six months ended June 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. After write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes, a gain on extinguishment of debt of $0.9 million was recorded in the period.

Income Taxes. Income tax expense for the six months ended June 30, 2009 and 2008 was $4.1 million and $7.0 million, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 36.4% and 36.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 excluded discrete items booked in the periods as outlined below. For the six months ended June 30, 2009, an adjustment of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the six months ended June 30, 2009. For the six months ended June 30, 2008, an adjustment of $176,000 was recorded for tax uncertainties related to FIN 48 in which we evaluated tax uncertainty risk areas and exposures and determined that a reserve was necessary as of June 30, 2008. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The statement provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of August 12, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $103.6 million and $322.9 million, in the six-month periods ended June 30, 2009 and 2008, respectively, was derived from this activity. In these same time periods $32.7 million and $291.2 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $44.8 million and $23.7 million in the six-month periods ended June 30, 2009 and 2008, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at June 30, 2009 and have reduced cash flows from investing activities by $19.3 million for the six-month period ended June 30, 2009. At June 30, 2009, $19.4 million is available to fund future equipment purchases. Cash flow from the release of restricted cash provided $10.5 million in the six-month period ended June 30, 2008, which was made available to fund equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $94.5 million and $86.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 92%, by book value, of our assets were on-lease at June 30, 2009, compared to approximately 96% at June 30, 2008, and the average utilization rate for the six-month period ended June 30, 2009, was 92% compared to 96% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2009, notes payable consists of loans totaling $711.4 million payable over periods of 12 months to 14 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At June 30, 2009, we had a $254.5 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of June 30, 2009, no funds were available under this facility. The revolving facility period ended on June 30, 2009 with a final maturity in June 2010. The interest rate on this facility at June 30, 2009 was one-month LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $254.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At June 30, 2009, we had $350.5 million of WEST term notes and $82.0 million of WEST warehouse notes outstanding. The term notes are divided into $137.6 million Series 2005-A1 notes, $20.9 million Series 2005-B1 notes and $192.0 million Series 2008-A1 notes. At June 30, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At June 30, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

We recorded $0.9 million as a gain upon extinguishment of debt in the six months ended June 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. The gain on extinguishment of debt included the write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At June 30, 2009, $118.0 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At June 30, 2009 and December 31, 2008, we had warehouse and revolving credit facilities totaling approximately $200.0 million and $489.0 million, respectively. At June 30, 2009 and December 31, 2008, approximately $118.0 million and $241.7 million, respectively, were available under these combined facilities. Because the revolving credit facility termed out as at June 30, 2009, we no longer have access to the undrawn funds from this facility totaling $34.5 million. The $254.5 million outstanding amount at June 30, 2009 will be repaid in monthly installments from July 2009 through June 2010, totaling in aggregate approximately 5% of the outstanding amount at June 30, 2009, with the remaining balance due at June 30, 2010. We have entered into discussions with our commercial banks and have begun the process of renewing our revolving credit facility. Our intent is to work with our banks to renew this facility in 2009. Until the revolving credit facility is renewed, we will rely on internally generated funds and remaining availability within the WEST warehouse facility to fund future equipment purchases. If we are unable to renew this facility prior to June 2010, our ability to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital and availability within our WEST warehouse facility.

At June 30, 2009 and 2008, one-month LIBOR was 0.31% and 2.46%, respectively.

Approximately $707.0 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at June 30, 2009.

Approximately $308.5 million of our debt is repayable during the next year, which includes $254.5 million owed under our revolving credit facility. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at June 30, 2009.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$714,976	$308,496	$84,685	$84,295	$237,500
Interest payments under long - term debt obligations	61,547	14,419	14,757	11,661	20,710
Operating lease obligations	3,179	683	1,062	1,066	368
Purchase obligations	80,120	80,120	—	—	—
Total	$859,822	$403,718	$100,504	$97,022	$258,578

We have commitments to purchase, during the remainder of 2009, 8 engines and related equipment for a gross purchase price of $80.1 million, for delivery from August to December 2009. These asset purchases will be funded by internally generated funds and availability under our WEST warehouse facility. As at June 30, 2009, non-refundable deposits paid related to this purchase commitment were $5.6 million. No purchase commitments have been made for 2010 at this time.

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

Management of Interest Rate Exposure

At June 30, 2009, all but $1.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR . Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $533.0 million, with remaining terms of between thirteen and sixty-nine months and fixed rates of between 2.10% and 5.05%.

The realized amount on these derivative instrument arrangements increased expense by $7.1 million and $2.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock as of June 30, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us, which are expected to generate lease rent revenue of approximately $1.6 million in 2009 and $1.3 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $682,000 in overdue rent related to February - June 2009, which does not include offsetting credits totaling $242,682 for landing gear expenditures that have not been invoiced to us by Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines.  As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $5.0 million at June 30, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2009, sales of consigned parts were $0.1 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the six months ended June 30, 2009, sales of consigned parts were $0.6 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the six months ended June 30, 2009, there were no sales of consigned parts related to this engine. On July 22, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.6 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue and paid no commissions during the six months ended June 30, 2009 under this program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $1.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $1.8 million (in 2008, $3.0 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $15.8 million for the year ending December 31, 2009, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the six months ended June 30, 2009, 77% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2009

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)