Form 10-Q
period 2009-09-30
WILLIS LEASE FINANCE CORP
filed 2009-11-12
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 9, 2009
Common Stock, $0.01 Par Value	9,175,221

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$36,063	$8,618
Restricted cash	69,485	69,194
Equipment held for operating lease, less accumulated depreciation of $151,902 and $138,607 at September 30, 2009 and December 31, 2008, respectively	920,976	829,739
Equipment held for sale	18,823	21,191
Operating lease related receivable, net of allowances of $419 and $339 at September 30, 2009 and December 31, 2008, respectively	8,375	8,010
Investments	10,549	10,434
Assets under derivative instruments	2,526	276
Property, equipment & furnishings, less accumulated depreciation of $3,139 and $2,651 at September 30, 2009 and December 31, 2008, respectively	7,317	7,751
Equipment purchase deposits	5,146	13,474
Other assets	13,521	14,025
Total assets	$1,092,781	$982,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,463	$12,732
Liabilities under derivative instruments	17,473	20,810
Deferred income taxes	62,892	56,118
Notes payable, net of discount of $3,369 and $3,887 at September 30, 2009 and December 31, 2008, respectively	713,569	641,125
Maintenance reserves	52,001	49,158
Security deposits	5,145	5,179
Unearned lease revenue	3,135	5,383
Total liabilities	875,678	790,505

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,192,468 and 9,077,905 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	92	91
Paid-in capital in excess of par	60,298	57,939
Retained earnings	136,157	117,163
Accumulated other comprehensive loss, net of income tax benefit of $6,526 and $8,569 at September 30, 2009 and December 31, 2008, respectively	(11,359)	(14,901)
Total shareholders’ equity	217,103	192,207
Total liabilities and shareholders’ equity	$1,092,781	$982,712

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE
Lease rent revenue	$25,806	$26,003	$76,984	$77,041
Maintenance reserve revenue	17,729	8,281	33,063	24,083
Gain (Loss) on sale of leased equipment	(23)	11,557	735	12,818
Other income	130	53	829	1,435
Total revenue	43,642	45,894	111,611	115,377

EXPENSES
Depreciation expense	11,994	10,082	32,343	27,807
Write-down of equipment	2,093	862	3,021	2,673
General and administrative	9,622	9,210	24,581	22,763
Net finance costs:
Interest expense	9,213	9,628	26,330	28,989
Interest income	(42)	(413)	(246)	(1,476)
Gain upon extinguishment of debt	—	—	(895)	—
Total net finance costs	9,171	9,215	25,189	27,513
Total expenses	32,880	29,369	85,134	80,756

Earnings from operations	10,762	16,525	26,477	34,621

Earnings from joint venture	235	183	690	565

Income before income taxes	10,997	16,708	27,167	35,186
Income tax expense	(1,698)	(5,983)	(5,827)	(12,933)
Net income	$9,299	$10,725	$21,340	$22,253

Preferred stock dividends paid and declared-Series A	782	782	2,346	2,346

Net income attributable to common shareholders	$8,517	$9,943	$18,994	$19,907

Basic earnings per common share:	$1.02	$1.20	$2.28	$2.42

Diluted earnings per common share:	$0.94	$1.14	$2.13	$2.28

Average common shares outstanding	8,391	8,253	8,347	8,223
Diluted average common shares outstanding	9,051	8,757	8,934	8,749

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2009 and 2008

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	22,253	22,253

Unrealized loss from derivative instruments, net of tax benefit of $1	—	—	—	—	(3)	—	(3)

Total comprehensive income							22,250

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	383	4	624	—	—	628

Stock-based compensation expenses	—	—	—	1,197	—	—	1,197
Tax benefit on disqualified dispositions of shares	—	—	—	219	—	—	219

Balances at September 30, 2008	$31,915	8,816	$88	$57,752	$(6,752)	$113,597	$196,600

Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	21,340	21,340

Unrealized income from derivative instruments, net of tax expense of $2,045	—	—	—	—	3,542	—	3,542

Total comprehensive income							24,882

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	114	1	652	—	—	653

Stock-based compensation expenses	—	—	—	1,749	—	—	1,749

Tax on disqualified dispositions of shares	—	—	—	(42)	—	—	(42)

Balances at September 30, 2009	$31,915	9,192	$92	$60,298	$(11,359)	$136,157	$217,103

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$21,340	$22,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	32,343	27,807
Write-down of equipment	3,021	2,673
Amortization of deferred costs	3,256	3,624
Amortization of loan discount	517	421
Allowances and provisions	351	35
Stock-based compensation expenses	1,749	1,197
Gain on sale of leased equipment	(735)	(12,818)
Gain on sale of leased equipment deposits	(400)	—
Gain upon extinguishment of debt	(895)	—
Earnings from joint venture	(690)	(565)
Changes in assets and liabilities:
Receivables	(716)	(3,163)
Other assets	(2,451)	(2,558)
Accounts payable and accrued expenses	6,001	(206)
Deferred income taxes	4,729	12,064
Restricted cash	2,755	(12,349)
Maintenance reserves	2,843	765
Security deposits	(34)	(558)
Unearned lease revenue	(2,248)	(718)
Net cash provided by operating activities	70,736	37,904

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	23,512	85,830
Proceeds from sale of equipment deposits (net of selling expense)	6,580	—
Restricted cash for investing activities	(3,047)	(28,519)
Distributions from joint venture	575	440
Purchase of equipment held for operating lease	(141,944)	(139,713)
Purchase of property, equipment and furnishings	(53)	(1,571)
Net cash used in investing activities	(114,377)	(83,533)

Cash flows from financing activities:
Proceeds from issuance of notes payable	123,019	334,387
Debt issuance cost	—	(3,224)
Distributions to preferred stockholders	(2,346)	(2,346)
Proceeds from shares issued under stock compensation plans	653	628
Excess tax benefits (cost) from stock-based compensation	(42)	219
Principal payments on notes payable	(50,198)	(289,761)
Net cash provided by financing activities	71,086	39,903
Increase/(decrease) in cash and cash equivalents	27,445	(5,726)
Cash and cash equivalents at beginning of period	8,618	7,234

Cash and cash equivalents at end of period	$36,063	$1,508
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$12,174	$23,612
Income Taxes	$259	$844

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2009, and December 31, 2008, and the results of our operations for the three and nine month periods ended September 30, 2009 and 2008, and our cash flows for the nine months ended September 30, 2009 and 2008. The results of operations and cash flows for the period ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009.

In the prior year’s comparative balance sheet, Operating lease related receivable and Unearned lease revenue were changed to reflect current year presentation.

Management considers the operations of our company to operate in one reportable segment.

(b) Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. FASB ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of FASB ASC 820 with respect to our financial assets and liabilities and have applied FASB ASC 820 to our recording of derivative instruments at fair value as either an asset or liability. Effective January 1, 2009, we adopted FASB ASC 820 for non-recurring fair value measurements, principally impairment of equipment.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure the fair value of our notional interest rate swaps of $533.0 million based on Level 3 inputs. The company estimates the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative liability net fair value of $14.9 million and $20.5 million as of September 30, 2009 and December 31, 2008, respectively. For the nine months ended September 30, 2009 and September 30, 2008, $11.6 million and $3.8 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows the fair value activity for the nine months ended September 30, 2009 and 2008.

	Derivatives (in thousands)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	2009	2008
Beginning balance, January 1	$(20,534)	$(7,697)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	5,587	(4)
Purchases, issuances and settlements	—	—
Ending balance, September 30	$(14,947)	$(7,701)

During the nine months ended September 30, 2009 and 2008, all hedges were effective and no change in fair value was recorded in earnings.

Long-lived assets held and used with a carrying amount of $7.5 million were written down to their fair value of $5.4 million, resulting in an impairment charge of $2.1 million, which was included in earnings for the quarter ended September 30, 2009. For the nine months ended September 30, 2009, long-lived assets held and used with a carrying amount of $19.2 million were written down to their fair value of $16.2 million, resulting in an impairment charge of $3.0 million. At September 30, 2009, the company used Level 2 inputs to measure the fair value of four engines that were involved in a consignment transaction with third parties. The asset write-down was calculated based upon a comparison of the asset net book values with the net proceeds expected from part sales arising from consignment of the engines.

(c) Subsequent Events: We have reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 11, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited Consolidated Financial Statements.

2.  Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. On April 1 and July 1, 2008 and again on July 1, 2009, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase in depreciation expense of $2.2 million for the quarter ended September 30, 2009. The net effect of this change in depreciation estimate is a reduction in net income of $1.5 million or $0.09 in diluted earnings per share for the quarter ended September 30, 2009. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. For the quarter ending September 30, 2009, we recorded a write-down of $2.1 million related to four engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment. For the quarter ending September 30, 2008, we recorded a write-down of $0.9 million related to two engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment. For the nine months ending September 30, 2009, we recorded a write-down of $2.3 million related to six engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and a further $0.7 million related to two engines in which the net book value exceeded the net proceeds from sale. For the nine months ending September 30, 2008, we recorded a write-down of $1.9 million related to four engines in which the net book value exceeded the expected net proceeds to be received through part sales arising from consignment and recorded a further $0.8 million related to four aircraft and two engines due to the maintenance status and condition of the leased assets.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.8 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2010 and the remaining lease commitment is approximately $186,900. We also lease office space in Shanghai, China. The lease expires December 31, 2009 and the remaining lease commitment is approximately $16,200.

We have paid deposits to secure the purchase, during the remainder of 2009 and 2010, of seven engines for a gross purchase price of $73.1 million, for delivery from November 2009 to December 2010. As of September 30, 2009, non-refundable deposits paid related to this purchase commitment were $5.1 million.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.1 million as of September 30, 2009.

Nine Months Ending September 30, 2009 (in thousands)
Investment in WOLF A340, LLC as of December 31, 2008	$8,954
Earnings from joint venture	690
Distribution	(575)
Investment in WOLF A340, LLC as of September 30, 2009	$9,069

5.  Long Term Debt

At September 30, 2009, notes payable consists of loans totaling $713.6 million (net of discount of $3.4 million), payable over periods of 9 months to 14 years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments).  At September 30, 2009, we had warehouse credit facilities totaling approximately $200.0 million with $98.6 million in funds available to us. Our significant debt instruments are discussed below.

At September 30, 2009, we had a $245.5 million revolving credit facility established to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2009, no funds were available under this facility. The revolving facility period ended on June 30, 2009 with a final maturity on June 30, 2010. The $254.5 million outstanding amount at June 30, 2009 will be repaid in monthly installments from July 2009 through June 2010, totaling in aggregate approximately 8% of the outstanding amount at June 30, 2009, with the remaining balance due at June 30, 2010. We have entered into discussions with our commercial banks and have begun the process of renewing our revolving credit facility. Our intent is to work with our banks to renew this facility in 2009. The interest rate on this facility at September 30, 2009 was one-month LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee as of September 30, 2009 is $245.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2009, we had $342.2 million of WEST term notes and $101.4 million of WEST warehouse notes outstanding. The term notes are divided into $133.9 million Series 2005-A1 notes, $20.4 million Series 2005-B1 notes and $187.9 million Series 2008-A1 notes. At September 30, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

We recorded $0.9 million as a gain upon extinguishment of debt in the nine months ended September 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. The gain on extinguishment of debt included the write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes.

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one-month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes; and, in the event the Series 2008-B1 notes are placed with an investor, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2009, $98.6 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the company was in full compliance with all covenant requirements at September 30, 2009.

At September 30, 2009 and 2008, one-month LIBOR was 0.25% and 3.93%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2009 (dollars in thousands):

Year Ending December 31,
2009	$12,399
2010 (includes $241.6 million outstanding on revolving credit facility and $20.0 million for senior term loan)	295,607
2011	48,885
2012	43,302
2013	44,802
2014 and thereafter	271,943
$716,938

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $1.5 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2009, we were a party to interest rate swap agreements with notional outstanding amounts of $533.0 million, remaining terms of between ten and sixty-six months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at September 30, 2009 was negative $14.9 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

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

Based on the implied forward rate for LIBOR at September 30, 2009, we anticipate that net finance costs will be increased by approximately $12.9 million for the 12 months ending September 30, 2010 due to the interest rate derivative contracts currently in place.

The following table provides information about the fair value of our derivatives, by contract type.

Fair Values of Derivative Instruments

(In thousands)

	Derivatives
		Fair Value
Derivatives designated as hedging instruments under FASB ASC 815	Balance Sheet Location	September 30, 2009	December 31, 2008
Interest rate contracts	Assets under derivative instruments	$2,526	$276
Interest rate contracts	Liabilities under derivative instruments	$17,473	$20,810

Earnings effects of derivatives on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and nine months ended September 30, 2009 and 2008.

The Effect of Derivative Instruments on the Statements of Income
(In thousands)

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in FASB ASC 815	Location of Loss Recognized on	Three Months Ended September 30,
Cash Flow Hedging Relationships	Derivatives in the Statements of Income	2009	2008
Interest rate contracts	Interest expense	$4,551	$1,724
Total		$4,551	$1,724

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in FASB ASC 815	Location of Loss Recognized on	Nine Months Ended September 30,
Cash Flow Hedging Relationships	Derivatives in the Statements of Income	2009	2008
Interest rate contracts	Interest expense	$11,639	$3,798
Total		$11,639	$3,798

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine months ended September 30, 2009 and 2008.

The Effect of Derivative Instruments on Cash Flow Hedging

 (In thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in FASB ASC 815	Three Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into	Three Months Ended September 30,
Cash Flow Hedging Relationships	2009	2008	Income (Effective Portion)	2009	2008
Interest rate contracts	$6,404	$1,139	Interest expense	$(4,551)	$(1,724)
Total	$6,404	$1,139	Total	$(4,551)	$(1,724)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in FASB ASC 815	Nine Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into	Nine Months Ended September 30,
Cash Flow Hedging Relationships	2009	2008	Income (Effective Portion)	2009	2008
Interest rate contracts	$5,587	$(4)	Interest expense	$(11,639)	$(3,798)
Total	$5,587	$(4)	Total	$(11,639)	$(3,798)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company.  As of September 30, 2009, the Company has three hedging agreements under which the counterparties would owe $2.5 million upon termination due to their failure to perform under the applicable agreements.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 858,082 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted thus far in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.7 million in stock compensation expense was recorded in the nine months ended September 30, 2009. The stock compensation expense related to the 2007-09 restricted stock awards that will be recognized over the average remaining vesting period of 3.1 years totals $5.6 million. At September 30, 2009, the intrinsic value of unvested restricted stock awards is $9.2 million. The Plan terminates on May 24, 2017.

In the nine months ended September 30, 2009, 91,602 options under the 1996 Stock Options/Stock Issuance Plan were exercised and 60,997 options were cancelled. There are 1,051,710 stock options vested and expected to vest under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $7.4 million.

8.  Income Taxes

Income tax expense for the three months ended September 30, 2009 and 2008 was $1.7 million and $6.0 million, respectively. The effective tax rate before discrete items for the quarters ended September 30, 2009 and 2008 was 31.7% and 36.0%, respectively. For the three months ended September 30, 2009, an adjustment of $1.8 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the three months ended September 30, 2009.

Income tax expense for the nine months ended September 30, 2009 and 2008 was $5.8 million and $12.9 million, respectively. The effective tax rate for the each of the nine month periods ended September 30, 2009 and 2008 was 34.5% and 36.8%, respectively. The effective tax rate for the nine months ended September 30, 2009 excluded discrete items booked in the period as outlined below. For the nine months ended September 30, 2009, an adjustment of $2.1 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted effective state income tax rate. For the nine months ended September 30, 2009, an adjustment of $1.5 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate related to these two adjustments resulted in a reduction in the long term deferred tax liability of $3.6 million, with the full amount offset against our tax provision in the nine months ended September 30, 2009.

Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock as of September 30, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.1 million in overdue rent related to February - September 2009, which does not include offsetting credits totaling $242,682 for landing gear expenditures that have not been invoiced to us by Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.4 million at September 30, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2009, sales of consigned parts were $45,000. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the nine months ended September 30, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the nine months ended September 30, 2009, sales of consigned parts were $94,900. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the nine months ended September 30, 2009, there were no sales of consigned parts related to this engine. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the nine months ended September 30, 2009 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of September 30, 2009 was estimated to have a fair value of approximately $667.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Results of Operations

Three months ended September 30, 2009, compared to the three months ended September 30, 2008:

Lease Rent Revenue. Lease rent revenue for the quarter ended September 30, 2009 decreased 0.8% to $25.8 million from $26.0 million for the comparable period in 2008. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis. The aggregate of net book value of lease equipment at September 30, 2009 and 2008 was $921.0 million and $766.4 million, respectively, an increase of 20.2%. Of the $154.6 million year over year increase in the net book value of lease equipment, $39.9 million represents engine purchases completed in the last week of September 2009, which had minimal impact on lease rent revenue for the quarter. Excluding these purchases, the book value of lease equipment increased 15.0% compared to the year ago period. The average utilization for the quarter ended September 30, 2009 and 2008 was 89% and 91%, respectively. Approximately 88% of equipment held for lease, by book value, was on-lease at September 30, 2009 and 2008.

During the quarter ended September 30, 2009, we added $43.4 million of equipment and capitalized costs to the lease portfolio. During the quarter ended September 30, 2008, we added $56.7 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the quarter ended September 30, 2009 increased 114% to $17.7 million from $8.3 million for the comparable period in 2008. This increase was due to the maturity of a higher number of long term leases in the current period, with six long term leases terminating in the quarter ended September 30, 2009 compared with the termination of four long term leases in the year ago period.

Gain on Sale of Equipment. Other than part sales sold through consignment vendors, there were no sales of leased equipment in the quarter ended September 30, 2009. During the quarter ended September 30, 2008, we sold eleven engines and other related equipment generating a net gain of $11.6 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. There was little change in other income for the quarter ended September 30, 2009 from the comparable period in 2008.

Depreciation Expense. Depreciation expense increased 19.0% to $12.0 million for the quarter ended September 30, 2009 from the comparable period in 2008, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.1 million for the quarter ended September 30, 2009 compared to $0.9 million in the year ago period. Write-down of equipment to their estimated fair values totaled $2.1 million for the quarter ended September 30, 2009 due to a management decision to consign five engines. The net book value of four of the engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of the assets at period end. During the quarter ended September 30, 2008, we recorded a write-down of equipment of $0.9 million due to management’s decision to consign two engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 4.5% to $9.6 million for the quarter ended September 30, 2009, from the comparable period in 2008, mainly due to increases in engine thrust rental fees ($0.3 million), engine maintenance ($0.3 million), bad debt expense ($0.3 million) and personnel related costs ($0.2 million), which was partially offset by a reduction in selling expenses ($0.6 million).

Net finance costs. Net finance costs include interest expense and interest income. Interest expense decreased 4.3% to $9.2 million for the quarter ended September 30, 2009, from the comparable period in 2008, due to a decrease in interest rates for the quarter ended September 30, 2009, from the comparable period in 2008, which was partially offset by an increase in average debt outstanding. Notes payable balance at September 30, 2009 and 2008, was $713.6 million and $612.2 million, respectively, an increase of 16.6%. At September 30, 2009 and 2008, one-month LIBOR was 0.25% and 3.93%, respectively. Despite an increase in average cash balances from the comparable period in 2008, interest income decreased 90.0% to $0.04 million for the quarter ended September 30, 2009 due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

Income Taxes. Income tax expense for the quarters ended September 30, 2009 and 2008 was $1.7 million and $6.0 million, respectively. The effective tax rate before discrete items for the quarters ended September 30, 2009 and 2008 was 31.7% and 36.0%, respectively. For the three months ended September 30, 2009, an adjustment of $1.8 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the three months ended September 30, 2009. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Nine months ended September 30, 2009, compared to the nine months ended September 30, 2008:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2009 decreased 0.1% to $76.98 million from $77.04 million for the comparable period in 2008. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis.  The aggregate of net book value of lease equipment at September 30, 2009 and 2008 was $921.0 million and $766.4 million, respectively, an increase of 20.2%. Of the $154.6 million year over year increase in the net book value of lease equipment, $39.9 million represents engine purchases completed in the last week of September 2009, which had minimal impact on lease rent revenue for the quarter. Excluding these purchases, the book value of lease equipment increased 15% compared to the year ago period. The average utilization for the nine months ended September 30, 2009 and 2008 was 91% and 94%, respectively. At September 30, 2009 and 2008, approximately 88% of equipment held for lease by book value was on-lease.

During the nine months ended September 30, 2009, we added $139.3 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2008, we added $137.1 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2009, increased 37.3% to $33.1 million from $24.1 million for the comparable period in 2008. This increase was due to the growth in the size of the lease portfolio which translated into a higher amount of equipment on lease as well as the maturity of several long term leases in the current period, with nine long term leases terminating in the nine months ended September 30, 2009 compared with the termination of ten long term leases in the year ago period.

Gain on Sale of Equipment. During the nine months ended September 30, 2009, we sold four engines and other related equipment generating a net gain of $0.7 million. During the nine months ended September 30, 2008, we sold eleven engines, two helicopters and other related equipment generating a net gain of $12.8 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income for the nine months ended September 30, 2009 decreased 42% or $0.6 million to $0.8 million from $1.4 million for the comparable period in 2008. During the nine months ended September 30, 2009, we sold three helicopter 2009 delivery positions and generated $0.4 million other income in the period, after selling expenses. During the nine months ended September 30, 2008, we settled a claim for $1.0 million to resolve a litigation arising from a lessee default.

Depreciation Expense. Depreciation expense increased 16.3% to $32.3 million for the nine months ended September 30, 2009 from the comparable period in 2008, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $3.0 million for the nine months ended September 30, 2009 compared to $2.7 million in the year ago period. Write-down of equipment to their estimated fair values totaled $3.0 million for the nine months ended September 30, 2009 due to a management decision to sell two engines and to consign six engines. The net book value of the engines exceeded the expected net proceeds to be received through outright sale or part sales arising from consignment, resulting in a write-down of the assets in the period. During the nine months ended September 30, 2008, we recorded a write-down of equipment of $1.9 million due to management’s decision to consign four engines for part out and sale and a further write-down of $0.8 million for aircraft and engines that are leased to Island Air, a related party, after reviewing the maintenance status and condition of these leased assets.

General and Administrative Expenses. General and administrative expenses increased 8.0% to $24.6 million for the nine months ended September 30, 2009, from the comparable period in 2008, mainly due to increases in engine thrust rental fees ($0.9 million), stock based compensation ($0.5 million), engine maintenance and freight ($0.5 million) and bad debt expense ($0.3 million), which was partially offset by a reduction in legal and accounting fees ($0.4 million) and selling expenses ($0.2 million).

Net finance costs. Net finance costs include interest expense and interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 9.2% to $26.3 million for the nine months ended September 30, 2009, from the comparable period in 2008, due to a decrease in interest rates for the nine months ended September 30, 2009, from the comparable period in 2008, which was partially offset by an increase in average debt outstanding. Notes payable balance at September 30, 2009 and 2008, was $713.6 million and $612.2 million, respectively, an increase of 16.6%. At September 30, 2009 and 2008, one-month LIBOR was 0.25% and 3.93%, respectively. Despite an increase in average cash balances for the nine months ended September 30, 2009 from the comparable period in 2008, interest income decreased 83% to $0.2 million for the nine months ended September 30, 2009 due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

We recorded $0.9 million as a gain upon extinguishment of debt in the nine months ended September 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. After write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes, a gain on extinguishment of debt of $0.9 million was recorded in the period.

Income Taxes. Income tax expense for the nine months ended September 30, 2009 and 2008 was $5.8 million and $12.9 million, respectively. The effective tax rate before discrete items for each of the nine month periods ended September 30, 2009 and 2008 was 34.5% and 36.8%, respectively. The effective tax rate for the nine months ended September 30, 2009 excluded discrete items booked in the period as outlined below. For the nine months ended September 30, 2009, an adjustment of $2.1 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted effective state income tax rate. For the nine months ended September 30, 2009, an adjustment of $1.5 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $3.6 million, with the full amount offset against our tax provision in the nine months ended September 30, 2009. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, formerly SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162. This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009 and will be applied prospectively.

In June 2009, the FASB issued an amendment to FASB ASC 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers and Servicing of Financial Assets — an amendment of FASB Statement No. 140. FASB ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FASB ASC 860 to have an impact on our unaudited Consolidated Financial Statements.

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FASB ASC 810 to have an impact on our unaudited Consolidated Financial Statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 will require the companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is assessing the potential impact of the adoption of ASU 2009-13 on our Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $123.0 million and $334.4 million, in the nine-month periods ended September 30, 2009 and 2008, respectively, was derived from this activity. In these same time periods $50.2 million and $289.8 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $70.7 million and $37.9 million in the nine-month periods ended September 30, 2009 and 2008, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at September 30, 2009 and have reduced cash flows from investing activities by $3.0 million for the nine-month period ended September 30, 2009. At September 30, 2009, $3.2 million is available to fund future equipment purchases. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at September 30, 2008 and have reduced cash flows from investing activities by $28.5 million for the nine-month period ended September 30, 2008.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $141.9 million and $139.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 88%, by book value, of our assets were on-lease at September 30, 2009 and September 30, 2008 and the average utilization rate for the nine-month period ended September 30, 2009, was 91% compared to 94% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2009, notes payable consists of loans totaling $713.6 million payable over periods of 9 months to 14 years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below.

At September 30, 2009, we had a $245.5 million revolving credit facility established to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of September 30, 2009, no funds were available under this facility. The revolving facility period ended on June 30, 2009 with a final maturity in June 2010. The interest rate on this facility at September 30, 2009 was one-month LIBOR plus 1.75%. Under the revolving credit facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement.  The maximum guarantee is $245.5 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2009, we had $342.2 million of WEST term notes and $101.4 million of WEST warehouse notes outstanding. The term notes are divided into $133.9 million Series 2005-A1 notes, $20.4 million Series 2005-B1 notes and $187.9 million Series 2008-A1 notes. At September 30, 2009, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2009, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2009, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

We recorded $0.9 million as a gain upon extinguishment of debt in the nine months ended September 30, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. The gain on extinguishment of debt included the write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes.

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker will continue to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2009, $98.6 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At September 30, 2009 and December 31, 2008, we had warehouse and revolving credit facilities totaling approximately $200.0 million and $489.0 million, respectively. At September 30, 2009 and December 31, 2008, approximately $98.6 million and $241.7 million, respectively, were available under these combined facilities. Because the revolving credit facility termed out as at June 30, 2009, we no longer have access to the undrawn funds from this facility totaling $34.5 million. The $254.5 million outstanding amount at June 30, 2009 will be repaid in monthly installments from July 2009 through June 2010, totaling in aggregate approximately 8% of the outstanding amount at June 30, 2009, with the remaining balance due at June 30, 2010. We have entered into discussions with our commercial banks and have begun the process of renewing our revolving credit facility. Our intent is to work with our banks to renew this facility in 2009. Until the revolving credit facility is renewed, we will rely on internally generated funds and remaining availability within the WEST warehouse facility to fund future equipment purchases. This may reduce our ability to grow our asset base consistent with historical trends and our future growth will be limited to that which can be funded from internally generated capital and availability within our WEST warehouse facility.

At September 30, 2009 and 2008, one-month LIBOR was 0.25% and 3.93%, respectively.

Approximately $709.1 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2009.

Approximately $299.5 million of our debt is repayable during the next year, which includes $245.5 million owed under our revolving credit facility. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at September 30, 2009.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$716,938	$299,502	$89,866	$88,104	$239,466
Interest payments under long - term debt obligations	50,397	12,371	14,043	10,705	13,278
Operating lease obligations	3,004	673	1,027	1,074	230
Purchase obligations	73,080	29,180	43,900
Total	$843,419	$341,726	$148,836	$99,883	$252,974

We have commitments to purchase, during the remainder of 2009 and 2010, seven engines and related equipment for a gross purchase price of $73.1 million, for delivery from November 2009 to December 2010. These asset purchases will be funded by internally generated funds and availability under our WEST warehouse facility. As at September 30, 2009, non-refundable deposits paid related to this purchase commitment were $5.1 million. No purchase commitments have been made for 2010 at this time.

Assuming we renew our revolving credit facility as planned, we believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2009, all but $1.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR . Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $533.0 million, with remaining terms of between ten and sixty-six months and fixed rates of between 2.10% and 5.05%.

The realized amount on these derivative instrument arrangements increased expense by $11.6 million and $3.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock as of September 30, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.1 million in overdue rent related to February - September 2009, which does not include offsetting credits totaling $242,682 for landing gear expenditures that have not been invoiced to us by Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us. We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.4 million at September 30, 2009.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2009, sales of consigned parts were $45,000. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the nine months ended September 30, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the nine months ended September 30, 2009, sales of consigned parts were $94,900. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the nine months ended September 30, 2009, there were no sales of consigned parts related to this engine. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the nine months ended September 30, 2009 under this program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $1.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $1.8 million (in 2008, $2.9 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $16.2 million for the year ending December 31, 2009, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine months ended September 30, 2009, 75% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000).
10.6	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
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

10.33	Employment Offer Letter to Jesse V. Crews dated July 15, 2009.
11.1	Statement re Computation of Per Share Earnings
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 11, 2009

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)