Form 10-Q/A
period 2009-03-31
WILLIS LEASE FINANCE CORP
filed 2010-01-15
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Willis Lease Finance Corporation filed its Quarterly Report on Form 10-Q for the quarter ended March  31, 2009 with the Securities and Exchange Commission on May 12, 2009 (the “Original Filing”). Amendment No. 1 on Form 10-Q/A is hereby filed to amend the language in the Certifications filed as Exhibits 31.1 and 31.2 which was unintentionally omitted from the Original Filing.  Except as described above, there were no other changes made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2010

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)