Form 10-Q/A
period 2009-03-31
WILLIS LEASE FINANCE CORP
filed 2010-02-18
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Willis Lease Finance Corporation. filed its Quarterly Report on Form 10-Q for the quarter ended March  31, 2009 with the Securities and Exchange Commission on May 12, 2009 (the “Original Filing”). Amendment No. 2 on Form 10-Q/A is hereby filed to amend the language in the Certifications filed as Exhibits 31.1 and 31.2 which was unintentionally omitted from the Original Filing.  Except as described above, there were no other changes made to the Original Filing.

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

11.1	Statement re Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 of our report on Form 10-Q filed on May 12, 2009).
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2010

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth

Bradley S. Forsyth
Senior Vice President Chief Financial Officer
(Principal Accounting Officer)