Form 10-K
period 2009-12-31
WILLIS LEASE FINANCE CORP
filed 2010-03-16
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-15369

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

773 San Marin Drive, Suite 2215, Novato, CA	94998
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 408-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock	NASDAQ
Series A Preferred Stock	NASDAQ
Series I Preferred Stock	NASDAQ

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during

the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $77.7 million (based on a closing sale price of $13.12 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2010 was 9,176,755.

The Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

WILLIS LEASE FINANCE CORPORATION
2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                 BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for its shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2009, we had a total lease portfolio consisting of 169 engines and related equipment, four aircraft and three spare parts packages with 58 lessees in 33 countries and an aggregate net book value of $976.8 million.   As of December 31, 2009, we managed a total lease portfolio of 11 engines and related equipment for other parties. We also seek, from time to time, to act as leasing agent of engines for other parties and we also own a relatively small portfolio of aircraft that we lease.

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide.  Commercial aircraft operators need engines in addition to those installed in the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10 and 15% of the total number of installed engines. Today it is estimated that there are nearly 47,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,700 and 7,100 spare engines in the market, including both owned and leased spare engines.

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.

The Company acquires engines for its leasing portfolio in a number of ways.  It enters into sale and lease back transactions with operators of aircraft and providers of engine maintenance cost per hour services.  We also purchase both new and used engines, on a speculative basis (i.e. without a lease attached from manufacturers or other parties which own such engines).

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently leased to Emirates with remaining lease terms of 42 and 44 months. Our investment in the joint venture is $9.2 million.

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

INDUSTRY BACKGROUND - THE DEMAND FOR LEASED AIRCRAFT ENGINES

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 19,000 aircraft as of 2008 and projects this will grow to approximately 36,000 aircraft by 2028. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2009, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Although we have no current plans to enter into finance leases, we may decide to enter into finance leases in the future. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

We describe all of our current leases as “triple-net” operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards and the required condition of the engine upon return at the end of the lease. During the term of the lease, we generally require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates.

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

Upon termination of a lease, we will lease, sell or part out the related engines. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

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

As of December 31, 2009, we had a total lease portfolio of 169 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with a cost of $1,137.5 million in our lease portfolio. As of December 31, 2008, we had a total lease portfolio of 160 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with a cost of $968.4 million in our lease portfolio.

As of December 31, 2009, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2010	$66,512
2011	45,819
2012	33,021
2013	23,973
2014	18,232
Thereafter	32,408
$219,965

As of December 31, 2009, we had 58 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 33 countries. Although our exposure to two large customers has increased during 2009, we continue to believe the loss of any one customer will not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2009, we owned four DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Hawaii Island Air (“Island Air”). These aircraft have a net book value of $3.9 million.

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Island Air from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is our President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock as of December 31, 2009. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.5 million in overdue rent related to February - December 2009. We hold letters of credit for $368,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.1 million at December 31, 2009. Island Air is returning one airframe to us which will reduce our asset exposure.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture at December 31, 2009 is $9.2 million.

OUR COMPETITIVE ADVANTAGES

We are uniquely positioned in the market and remain competitive, in part, due to the following advantages:

•                  We have an entrepreneurial culture and our size and independent ownership structure gives us a unique ability to move faster than our competition.  We were founded in 1985 as a startup venture by our Chief Executive Officer, Charles F. Willis, IV, and we continue to foster an entrepreneurial attitude among our executives and employees.  Unlike most other aircraft engine leasing companies, we are not tied to a particular manufacturer and are not part of a larger corporate entity.  As a result, we can react more nimbly to customer demands and changes in the industry.

•                  Our independent ownership allows us to meet our customer needs without regard to any potentially conflicting affiliate demands to use their engines or services.  Many of the aircraft engine leasing companies with which we compete are owned in whole or part by aircraft engine manufacturers.  As a result, these leasing companies are inherently motivated to sell to customers the aircraft equipment that is manufactured by their owners, regardless of whether that equipment best meets the needs of their customers.  As an independent public company we have the ability to work with customers to correctly identify their needs and provide them with the engines, equipment and services that are best suited to those needs.

•                  We have significant technical expertise and experience.  Our management as well as our marketing and sales teams all have extensive experience in leasing aircraft engines and equipment.  Our technical group makes up approximately half of our total company staff levels. As a result, we possess a deep knowledge of the technical details of commercial aircraft engines and maintenance issues associated with these engines that enables us to provide our customers with comprehensive and up to date information on the various engine types available for lease.

•                  We have extensive industry contacts/relationships—worldwide.  We have developed long-standing relationships with aircraft operators, equipment manufacturers  and aircraft maintenance organizations around the world.  Our extensive network of relationships enables us to quickly identify new leasing opportunities, procure engines and equipment and facilitate the repair of equipment owned by us and equipment leased by our customers.

•                  We have a trusted reputation for quality engines and engine records.  We have been an independent lessor of aircraft engines and engine equipment since 1985.  Since that time we have focused on providing customers with high quality engines and engine records.  As a result of our commitment to these high standards, a significant portion of our customer base consists of customers who have leased engines from us previously.

•                  We have a diverse portfolio by customer, geography and engine type.  As of December 31, 2009, we had a total lease portfolio consisting of 169 engines and related equipment, four aircraft and three spare parts packages with 58 lessees in 33 countries and an aggregate net book value of $976.8 million.

•                  We have a diverse product offering (by engine type and types of leases).  We lease a variety of noise-compliant, Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.   We offer short and long-term leases, sale/leaseback transactions and engine pooling arrangements where members of the pool have quick access to available spare engines from us or other pool members, which are typically structured as short-term leases.

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

We compete primarily with aircraft engine manufacturers as well as with other aircraft engine lessors.  It is common for commercial aircraft operators and MRO’s to utilize several leasing companies to meet their aircraft engine needs and to minimize reliance on a single leasing company.

Our competitors compete with us in many ways, including pricing, technical expertise, lease flexibility, engine availability, supply reliability, customer service and the quality and condition of engines. Some of our competitors have greater financial resources than we do, or are affiliates of larger companies. We emphasize the quality of our portfolio of aircraft engines, supply reliability and high level of customer service to our aircraft equipment lessees. We focus on ensuring adequate aircraft engine availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed an engine pooling arrangement that allows pool members quick access to available spare aircraft engines.

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

GOVERNMENT REGULATION

Our customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the European Aviation Safety Agency (“EASA”) in Europe, regulate aircraft operated in those countries. Such regulations also indirectly affect our business operations. All aircraft operated in the United States must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

While our leasing and reselling business is not regulated, the aircraft, engines and engine parts that we lease and sell to our customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2009, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 78% of our engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2009, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2009, 2008 and 2007. Other than the United States in each of 2007-2009, China in each of 2008-2009 and Brazil and Switzerland in 2009, no single country accounted for more than 10% of our lease rent revenue for any of those periods. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
	(dollars in thousands)
United States	$21,944	21%	$20,933	20%	$13,831	16%
Mexico	5,548	6	6,876	7	5,863	7
Canada	1,264	1	825	1	—	—
Europe	31,057	30	31,692	31	28,863	34
South America	16,575	16	14,701	14	11,049	13
Asia	19,164	19	22,860	22	20,705	24
Africa	480	1	574	1	1,212	1
Middle East	6,358	6	3,960	4	4,561	5
Total	$102,390	100%	$102,421	100%	$86,084	100%

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

EMPLOYEES

As of December 31, 2009, we had 61 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

•                  industry capacity, utilization and general market conditions; and

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

When a lessee defaults we typically seek to terminate the lease and repossess the engine. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine. As a result, the relevant engine may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine, and costs associated with necessary maintenance and recordkeeping to make the engine available for lease or sale. During this time, we will realize no revenue from the leased engine, and we will continue to be obligated to pay our debt financing for the engine. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. 39 of our leases comprising approximately 21.2% of the net book value of our on-lease engines at December 31, 2009 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

Our ability to determine the condition of the engines and whether the lessees are properly maintaining our engines is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•                   a grounding of the related engine;

•                   a repossession which would likely cause us to incur additional and potentially substantial expenditures in restoring the engine to an acceptable maintenance condition;

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity.  However, after a period of recovery, the airline industry was negatively impacted in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. We cannot give assurance that delinquencies and defaults on our leases will not increase during cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2009, we had an aggregate of approximately $2.7 million in lease rent and $1.4 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy, and a number of such airlines have ceased operations. Carriers often announce aircraft disposal plans which could affect the market for spare aircraft engines and the values of spare engines if they are removed from the aircraft and separately placed in the market. On January 5, 2010, Mesa Airlines filed for protection under Chapter 11 of the bankruptcy code.  At the time of their filing, Mesa leased six engines from us with a total net book value of

$10.5 million as of December 31, 2009. We expect that Mesa will return certain engines to us and continue to lease certain others.  Under the terms of our leases, Mesa is not required to pay maintenance reserves on a current basis unless they have had net losses for three consecutive quarters.  Mesa had not had three consecutive loss quarters prior to its filing. At December 31, 2009, Mesa had no unpaid balance due.

We also lease aircraft and engines to Hawaii Island Air, Inc. (“Island Air”), which operates exclusively in Hawaii, a challenging airline market in which two carriers entered bankruptcy in 2003 and 2004, and one reentered bankruptcy and liquidated in 2008. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.5 million in overdue rent related to February - December 2009. We hold letters of credit for $368,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.1 million at December 31, 2009. Island Air is returning one airframe to us which will reduce our asset exposure.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has decreased from approximately 0.44% on December 31, 2008 to approximately 0.23% on December 31, 2009.

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

For the year ended December 31, 2009, 79% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our small staff to address the regulations. We complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our assessment of internal controls over financial reporting. We complied with Section 404b of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2009 when our auditors have audited internal controls for the first time. Such compliance  requires us to incur considerable costs on audit and consulting fees and require significant management time that will adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2009, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,811,904 shares of our common stock, representing approximately 31% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

We are the servicer and administrative agent with respect to engines in the WEST facility. We receive annual fees of 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST on its engines. We may be removed as servicer and administrative agent by the affirmative vote of a requisite number of holders of WEST facility notes upon the occurrence of certain specified events, including the following events, subject to WEST following certain specified procedures and providing us certain cure rights as set forth in the servicing agreement:

•                  We fail to perform the requisite services set forth in the servicing agreement or administrative agent agreement;

•                  We fail to provide adequate insurance or otherwise materially and adversely affects the rights of WEST;

•                  We cease to be engaged in the aircraft engine leasing business;

•                  We become subject to an insolvency or bankruptcy proceeding, either voluntarily or involuntarily;

•                  We fail to maintain the following financial covenants set forth in the servicing agreement:

•                  Maintain a ratio of total indebtedness to tangible net worth ratio of less than 5.0-to-1.0; and

•                  Maintain a ratio of earnings before interest, taxes to interest (excluding any extraordinary gains or losses and pre-WEST engine financing costs) of at least 1.2-to-1.0 on a rolling-four -quarter-basis;

•                  We undergo one of certain change of control transactions set forth in the servicing agreement; and

•                  We default in the payment of other indebtedness of $10.0 million or more or indebtedness in such amount shall have been accelerated as a result of an event of default under the applicable agreements.

As of December 31, 2009, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.                    PROPERTIES

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The lease rental commitment is approximately $0.5 million for 2010. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 6,500 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2010, and the remaining lease commitment is approximately $143,000. We also lease office space in Shanghai, China. The lease expires December 31, 2010 and the remaining lease commitment is approximately $65,000.

ITEM 3.                    LEGAL PROCEEDINGS

Our Irish subsidiaries, WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited, were sued in connection with the Italian liquidation proceedings of Volare Airlines.  The actions allege that our subsidiaries received preferential payments in the aggregate amount of 7.0 million euro on account of our engine leases to Volare in 2003 and within one year prior to Volare’s ceasing operations.  We believe any loss, as a result of the proceedings, is neither probable nor estimable at December 31, 2009, and we intend to defend this claim vigorously.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2009.

PART II

ITEM 5.                    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 10, 2010 there were approximately 1,330 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2009 and 2008, as reported by NASDAQ, are set forth below:

	2009		2008
	High	Low	High	Low
First Quarter	$10.58	$7.25	$14.11	$11.96
Second Quarter	15.39	9.92	13.59	10.00
Third Quarter	14.98	10.50	12.88	8.85
Fourth Quarter	15.20	11.03	13.37	8.13

During the years ended December 31, 2009 and 2008 we did not pay cash dividends to our common stockholders. We have not made any dividend payments to our common stockholders since our inception as all available cash has been utilized for the business.  We have no intention of paying dividends on our common stock in the foreseeable future.  In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option/Stock Issuance Plan*	1,019,788	$6.68	—
2007 Stock Incentive Plan	—	n/a	1,174,961
Total	1,019,788	$6.68	1,174,961

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 858,082 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2009. Of this amount, 33,043 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 1,174,961 shares which were available as of December 31, 2009 for future issuance under the 2007 Incentive Plan.

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. The repurchased shares are to be subsequently retired.  As of December 31, 2009, the total number of common shares outstanding was approximately 9.2 million.

Common stock repurchases, under our authorized plan, in the fourth quarter of fiscal year 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
12/08/09—12/31/09 (Initial plan period)	3	$13.54	3	$29,960
Total	3	$13.54	3	$29,960

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$102,390	$102,421	$86,084	$69,230	$63,119
Maintenance reserve revenue	46,049	33,716	28,169	32,744	15,983
Gain (Loss) on sale of leased equipment	1,043	12,846	7,389	3,781	(1,844)
Other income	958	3,823	768	300	366
Total revenue	$150,440	$152,806	$122,410	$106,055	$77,624

Net income	$22,367	$26,601	$17,664	$17,886	$3,641

Net income attributable to common shareholders	$19,239	$23,473	$14,536	$14,941	$3,641

Basic earnings per common share	$2.30	$2.85	$1.79	$1.63	$0.40
Diluted earnings per common share	$2.14	$2.68	$1.66	$1.56	$0.38
Balance Sheet Data:
Total assets	$1,097,702	$982,712	$868,590	$730,019	$646,452
Debt (includes capital lease obligation)	$726,235	$641,125	$567,108	$465,249	$407,551
Shareholders’ equity	$220,793	$192,207	$174,652	$164,002	$127,761

Lease Portfolio:
Engines at the end of the period	169	160	144	131	124
Spare parts packages at the end of the period	3	3	3	3	3
Aircraft and Helicopters at the end of the period	4	4	6	4	5

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” We have no current plans to enter into finance leases although we may do so in the future. As of December 31, 2009, we had 58 lessees in 33 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2009, our total lease portfolio consisted of 169 engines and related equipment, four aircraft and three spare engine parts packages with an aggregate net book value of $976.8 million. As of December 31, 2009, we also managed 11 engines and related equipment on behalf of other parties. On December 30, 2005, we entered into a joint venture called WOLF with Oasis International Leasing (USA), Inc., which is now known as Waha Capital PJSC. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease or finance lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2009, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 26 engines having a net book value of $81.3 million are depreciated using this policy. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of the engines.  On April 1 and July 1, 2008 and again on July 1, 2009, we adjusted the depreciation for certain older engine types within the portfolio. The 2009 change in depreciation estimate resulted in a $4.5 million increase in depreciation in 2009 and on an annual basis will result in an increase in depreciation expense of $9.0 million per year assuming no change in our portfolio. The net effect of the 2009 change in depreciation estimate is a reduction in 2009 net income of $2.9 million or $0.32 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

Sales Related Activities. For equipment sold out of our lease portfolio, we recognize the gain or loss associated with the sale as revenue. Gain consists of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale.

Asset Valuation. In August of 2001, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“FASB ASC 360”), formerly Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, we write the asset down to its fair value. We determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. If the undiscounted forecasted cash flows and fair value of our long-lived assets decrease in the future we may incur impairment charges.

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

YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenue is summarized as follows:

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$102,390	68.1%	$102,421	67.0%
Maintenance reserve revenue	46,049	30.6	33,716	22.1
Gain on sale of leased equipment	1,043	0.7	12,846	8.4
Other income	958	0.6	3,823	2.5
Total	$150,440	100.0%	$152,806	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2009, decreased 0.03% to $102.39 million from $102.42 million for the comparable period in 2008. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis, partially offset by portfolio growth. The aggregate of net book value of equipment held for lease at December 31, 2009 and 2008, was $976.8 million and $829.7 million, respectively, an increase of 17.7%. The ten engine sale to an investor group in September 2008 resulted in a reduction in portfolio net book value of $51.9 million, with the Company also recognizing nine months of lease rent revenue in 2008. At December 31, 2009, and 2008, respectively, approximately 87% and 92% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2009 was 90% compared to 93% in the prior year. During the year ended December 31, 2009, 21 engines were added to our lease portfolio at a total cost of $212.5 million (including capitalized costs). During the year ended December 31, 2008, 43 engines were added to our lease portfolio at a total cost of $229.1 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2009, increased 36.6% to $46.0 million from $33.7 million for the comparable period in 2008. Thirteen long term leases terminated in 2009 compared with the termination of fourteen long term leases in the year ago period. Higher balances of maintenance reserves had accumulated for the long term leases that terminated in 2009 compared to those that terminated in the year ago period, resulting in the increase in maintenance reserve revenue in the current year.

Gain on Sale of Leased Equipment. During the year ended December 31, 2009, we sold 5 engines and various engine-related equipment from the lease portfolio for a net gain of $1.0 million. During the year ended December 31, 2008, we sold 13 engines, 2 helicopters and various engine-related equipment from the lease portfolio for a net gain of $12.8 million. The gain on sale in 2008 included the sale in the quarter ended September 30, 2008 of a portfolio of ten engines having a net book value of $51.9 million to an investor group for $63.0 million, contributing $11.1 million to gain on sale.

Other Income. Our other income consists primarily of management fee income and lease administration fees, and decreased $2.9 million from the prior year. The decrease was due to the inclusion in 2008 of the settlement of a claim for $1.0 million to resolve a litigation arising from a lessee default in the first quarter as well as the recording of a gain of $2.2 million related to an insurance casualty loss in the fourth quarter.

Depreciation Expense. Depreciation expense increased $6.7 million or 17.8% to $44.1 million for the year ended December 31, 2009, from the comparable period in 2008 due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. On April 1 and July 1, 2008 and again on July 1, 2009, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2009 change in depreciation estimate resulted in a $4.5 million increase in depreciation in 2009. The net effect of the 2009 change in depreciation estimate is a reduction in 2009 net income of $2.9 million or $0.32 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $6.1 million for the year ended December 31, 2009, a decrease of $0.6 million from the $6.7 million recorded in the comparable period in 2008. A write-down of $3.0 million was recorded for the year ended December 31, 2009 due to a management decision to sell two engines and consign seven engines for part out and sale. Further write-downs of $3.1 million were recorded in the year ended December 31, 2009 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $2.5 million for the year ended December 31, 2008, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $3.6 million for the year ended December 31, 2008 due to a management decision to consign six engines for part out and sale. Further write-downs of $0.6 million were recorded in the year ended December 31, 2008 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses decreased 1.2% to $26.8 million for the year ended December 31, 2009, from the comparable period in 2008 due mainly to decreases in employee severance costs ($0.7 million), employment related costs ($0.3 million) and accounting and legal services ($0.2 million), which was offset partially by increases in stock-based compensation ($0.7 million), bad debt expense ($0.2 million) and servicing fees for regional engine portfolio ($0.2 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 94.6% to $7.1 million for the year ended December 31, 2009, from the comparable period in 2008 due mainly to increases in engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($1.4 million), engine maintenance costs due to higher repair activity ($1.0 million), engine operating lease costs ($0.5 million) and outsourced technical support services expenses due to higher lease transaction activity ($0.3 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 6.8% to $36.0 million for the year ended December 31, 2009, from the comparable period in 2008, due to decreased interest rates, which was partially offset by an increase in average debt outstanding. Virtually all of our debt is tied to one-month US dollar LIBOR which decreased from an average of 2.54% for the year ended December 31, 2008 to an average of 0.33% for the year ended December 31, 2009 (average of month-end rates). At December 31, 2009 and 2008, one-month LIBOR was 0.23% and 0.44%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2009, such swap agreements had notional outstanding amounts of $528.0 million, average remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%.  In 2009 and 2008, $16.2 and $5.2 million was realized through the income statement as an increase in interest expense, respectively.

Interest income for the year ended December 31, 2009, decreased to $0.3 million from $1.9 million for the year ended December 31, 2008, due to a decrease in interest rates and a shift in deposit funds to US treasury securities. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss.

We recorded $0.9 million as a gain upon extinguishment of debt in the year ended December 31, 2009 when we purchased $3.0 million original principal amount, representing $2.1 million principal outstanding as of May 15, 2009, of WEST’s Series 2005-A1 notes for a purchase price of $1.2 million. After write-off of unamortized debt issuance costs and purchase discount of $0.06 million related to the notes, a gain on extinguishment of debt of $0.9 million was recorded in the period.

Income Taxes. Income taxes for the year ended December 31, 2009, decreased to $10.0 million from $15.4 million for the comparable period in 2008 reflecting decreased pre-tax income and the impact of discrete items booked in 2009. The overall effective tax rate, less discrete items, for the year ended December 31, 2009, was 35.6% compared to 36.7% for the prior year. For the year ended December 31, 2009, the Company’s effective tax rate was reduced by $2.3 million related to a change in California state tax law during 2009 regarding state apportionment of income, which is effective 2011, and due to a change in the method used by the Company to allocate revenue to US states. These changes resulted in a reduction in the long term deferred tax liability. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible in the financial statements, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenue is summarized as follows:

	Years Ended December 31,
	2008		2007
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$102,421	67.0%	$86,084	70.3%
Maintenance reserve revenue	33,716	22.1	28,169	23.0
Gain on sale of leased equipment	12,846	8.4	7,389	6.1
Other income	3,823	2.5	768	0.6
Total	$152,806	100.0%	$122,410	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2008, increased 19.0% to $102.4 million from $86.1 million for the comparable period in 2007. This increase primarily reflects a growth in the size of the lease asset portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of leased equipment at December 31, 2008 and 2007, was $829.7 million and $744.8 million, respectively, an increase of 11.4%. The ten engine sale to an investor group in September 2008 resulted in a reduction in portfolio net book value of $52 million, with the Company also recognizing nine months of lease rent revenue in 2008. At December 31, 2008, and 2007, respectively, approximately 92% and 91% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2008 was 93%, the same as the prior year. During the year ended December 31, 2008, 43 engines were added to our lease portfolio at a total cost of $229.1 million (including capitalized costs). During the year ended December 31, 2007, 22 engines and 2 helicopters were added to our lease portfolio at a total cost of $201.1 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2008, increased 19.7% to $33.7 million from $28.2 million for the comparable period in 2007. This increase was primarily due to the larger lease asset portfolio and an increased amount of equipment on-lease during 2008.

Gain on Sale of Leased Equipment. During the year ended December 31, 2008, we sold 13 engines, 2 helicopters and various engine-related equipment from the lease portfolio for a net gain of $12.8 million. In the quarter ended September 30, 2008, the Company sold a portfolio of ten engines having a net book value of $51.9 million to an investor group for $63.0 million, contributing $11.1 million to gain on sale for the year ended 2008. During the year ended December 31, 2007, we sold 5 engines and various engine-related equipment from the lease portfolio for a net gain of $7.4 million.

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

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $6.7 million for the year ended December 31, 2008, an increase of $2.4 million from the $4.3 million recorded in the comparable period in 2007. Write-downs on held for use equipment totaled $2.5 million for the year ended December 31, 2008, due to the adjustment of carrying values for certain impaired engines and aircraft within the portfolio to reflect estimated market values. There was an additional write-down of $3.6 million for the year ended December 31, 2008 due to a management decision to consign six engines for part out and sale. Further write-downs of $0.6 million were recorded in the year ended December 31, 2008 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $1.7 million for the year ended December 31, 2007, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. There was an additional write-down of $2.1 million for the year ended December 31, 2007 due to a management decision to consign four engines for part out and sale. Further write-downs of $0.5 million were recorded in the year ended December 31, 2007 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed

General and Administrative Expenses. General and administrative expenses increased $6.5 million or 31.7% to $27.1 million for the year ended December 31, 2008, from the comparable period in 2007 due mainly to increases in employment related costs ($1.3 million), stock-based compensation ($1.1 million), servicing fees for regional engine portfolio ($1.0 million), corporate travel and entertainment ($0.9 million), accounting and legal services ($0.8 million) and employee severance costs ($0.7 million).

Technical Expense. Technical expenses increased $1.1 million or 44.4% to $3.7 million for the year ended December 31, 2008, from the comparable period in 2007 due mainly to increases in engine maintenance costs due to higher repair activity ($0.8 million) and engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.4 million), partially offset by a decrease in outsourced technical support services expenses ($0.2 million).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FASB ASC 810 to have an impact on our Consolidated Financial Statements.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our Consolidated Financial Statements.

During 2009, the FASB issued several ASU’s — ASU No. 2009-05 through ASU No. 2009-15. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $397.6 million, $394.7 million and $191.6 million, in the years ended December 31, 2009, 2008 and 2007, respectively, was derived from this activity. In these same time periods $312.3 million, $321.3 million and $90.5 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $87.6 million, $51.6 million and $54.9 million in the years ended December 31, 2009, 2008 and 2007, respectively

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $205.1 million, $233.7 million and $201.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Note that cash received from reserves arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 87%, by book value, of our assets were on-lease at December 31, 2009 compared to approximately 92% at December 31, 2008. The average utilization rate for the year ended December 31, 2009 was 90% compared to 93% a year ago. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2009, notes payable consists of loans totaling $726.2 million (net of discounts of $3.2 million) payable over periods of 6 months to approximately 14 years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments).

The significant facilities are described below.

At December 31, 2009, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of December 31, 2009, $17.5 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at December 31, 2009 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

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

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one-month LIBOR plus 3.50%. Our investment banker continues to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor prior to July 1, 2010, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes. We would be required to fund any difference between the amount owing under the $20.0 million senior term loan and the amount of proceeds received from the sale of the Series 2008-B1 notes. Any payment would be funded by the use of unrestricted cash reserves, from cash flows from ongoing operations and additional financing capacity if required. Any amounts received from the sale of the Series 2008-B1 notes at less than par would be recorded as a loan discount and would be amortized over the remaining 13 year term of the B1 notes. Any amounts received in excess of par would be recorded as a purchase premium and amortized over the remaining 13 year term. We are also currently discussing extending the term of this loan with our investment banker, which would allow more time for the marketing of the Series 2008-B1 notes.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. At December 31, 2009, $54.6 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term through December 13, 2010, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and the Series 2007-B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

At December 31, 2009, $333.8 million of WEST term notes and $145.4 million of WEST warehouse notes were outstanding. The term notes are divided into $130.1 million Series 2005-A1 notes, $183.8 million Series 2008-A1 notes and $20.0 million Series 2005-B1 notes. The warehouse notes are divided into $127.0 million Series A2 notes and $18.4 million Series B2 notes. The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

WEST entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The facility is provided by our investment bank and the maximum facility size is 4% of the outstanding Series 2007-A2 notes and Series 2008-A1 notes. This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 notes and the Series 2008-A1 notes. The facility may be drawn on any payment date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 notes, Series 2008-A1 notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December 2007.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our  revolving credit facility.

At December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million compared to $489.0 million at December 31, 2008. At December 31, 2009, and December 31, 2008, respectively, approximately $72.1 million and $241.7 million were available under these combined facilities. The decrease in availability in 2009 was due to the reduction in the size of the revolving credit facility from $289.0 million to $240.0 million upon the renewal of the facility on November 20, 2009 as well as the drawdown of funds from the facilities to support engine purchases.

At December 31, 2009 and 2008, one-month LIBOR was 0.23% and 0.44%, respectively.

Approximately $54.0 million of our debt is repayable during 2010 which includes the $20.0 million senior term loan owed to our investment banker. Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2009.

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$729,446	$54,007	$323,305	$96,722	$255,412
Interest payments under long-term debt obligations	72,813	17,430	30,563	11,248	13,572
Operating lease obligations	2,889	695	1,020	1,082	92
Purchase obligations	38,900	38,900	—	—	—
Total	$844,048	$111,032	$354,888	$109,052	$269,076

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2009 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

Approximately $721.7 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 80% to 83% of an engine purchase and between 50% and 85% of an aircraft or spare parts purchase. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at December 31, 2009.

We have paid deposits to secure the purchase during 2010 of four engines for a gross purchase price of $38.9 million, for delivery in 2010. As at December 31, 2009, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2009 purchase orders with CFM for four engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our 2010 commitments to purchase.

We entered into a new lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. The total remaining rent commitment is approximately $2.7 million and expires February 28, 2015. The sub-lease of our premises in San Diego, California expires in October 2010. Our Shanghai, China office lease expires in December 2010.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2010. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2009, all but $1.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $528.0 million, with remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%. The fair value of the swaps at December 31, 2009 and 2008 was negative $7.9 million and negative $20.5 million, respectively, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $16.2 million and $5.2 million in 2009 and 2008, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods.

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock as of December 31, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.5 million in overdue rent related to February - December 2009. We hold letters of credit for $368,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.1 million at December 31, 2009. Island Air is returning one airframe to us which will reduce our asset exposure.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2009, sales of consigned parts were $0.05 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the year ended December 31, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the year ended December 31, 2009, sales of consigned parts were $0.1 million. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the year ended December 31, 2009, sales of consigned parts were $0.01 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with

J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the year ended December 31, 2009 under this program.

The Company has entered into an Independent Contractor Agreement dated September 9, 2009 with Hans Jorg Hunziker, a member of our Board of Directors.  Under this Agreement, Mr. Hunziker will provide services in connection with the identification and qualification of potential investors in our equity securities.  The board has determined that, notwithstanding this limited assignment, Mr. Hunziker remains an independent director.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $1.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.0 million (in 2008, $2.6 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $15.2 million for the year ending December 31, 2010, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2009, 2008, and 2007, respectively, 79%, 80%, and 84% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 39.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2009, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 40.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2009	2008
Audit fees	$646,721	$573,612
Audit-related fees	—	31,300
Tax fees	—	—
All other fees	—	—
	$646,721	$604,912

Amounts billed under Audit-related fees for 2008 are for professional services rendered in issuing a comfort letter in connection with the WEST 2008 offering memorandum associated with the 2008 series WEST term notes.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 39.

(a) (2) Financial Statement Schedules

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 65.

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 2, 2001).
10.6	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.8	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to Form 10-Q filed on November 12, 2009).
10.9

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 31, 2005).

10.10

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to Form 10-K filed on March 31, 2005).

10.11

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

10.13

Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 29, 2005).

10.14

Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to Form 10-Q filed on November 29, 2005).

10.15

Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 31, 2008).

10.16

Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 on Form 10-K filed on March 31, 2008).

10.17

Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.18

Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.19*

Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to our report on Form 10-K filed on March 31, 2009).

10.20

Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to Form 10-Q filed on November 29, 2005).

10.21

Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to Form 10-Q filed on November 29, 2005).

10.22

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

10.26	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
10.27	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to our report on Form 10-K filed on March 31, 2009).
10.28

Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 of our report in Form 10-Q filed on November 29, 2005).

10.29

Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 of our report in Form 10-Q filed on November 29, 2005).

10.30

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 on Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.31*	Credit Agreement, dated as of November 18, 2009 among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein.
11.1	Statement re Computation of Per Share Earnings
12.1	Statements re Computation of Ratios
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)	Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 15, 2010

Willis Lease Finance Corporation

By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 15, 2010	Chief Executive Officer and Director (Principal Executive Officer)	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Date: March 15, 2010	Chief Financial Officer and Senior Vice President (Principal Finance and Accounting Officer)	/s/ BRADLEY S. FORSYTH
Bradley S. Forsyth

Date: March 15, 2010	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 15, 2010	Director	/s/ HANS JORG HUNZIKER
Hans Jorg Hunziker

Date: March 15, 2010	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 15, 2010	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Date: March 15, 2010	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	41

Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2008 and December 31, 2007	42

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, December 31, 2008 and December 31, 2007	43

Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007	44

Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and II. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

/s/ KPMG LLP
San Francisco, California
March 15, 2010

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$2,056	$8,618
Restricted cash	59,630	69,194
Equipment held for operating lease, less accumulated depreciation of $160,702 and $138,607 at December 31, 2009 and 2008, respectively	976,822	829,739
Equipment held for sale	14,263	21,191
Operating lease related receivable, net of allowances of $467 and $339 at December 31, 2009 and 2008, respectively	5,783	8,010
Notes receivable	943	—
Investments	10,701	10,434
Assets under derivative instruments	3,689	276
Property, equipment & furnishings, less accumulated depreciation of $3,305 and $2,651 at December 31, 2009 and 2008, respectively	7,296	7,751
Equipment purchase deposits	2,082	13,474
Other assets	14,437	14,025
Total assets	$1,097,702	$982,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,352	$12,732
Liabilities under derivative instruments	11,584	20,810
Deferred income taxes	69,118	56,118
Notes payable, net of discount of $3,211 and $3,887 at December 31, 2009 and 2008, respectively	726,235	641,125
Maintenance reserves	46,752	49,158
Security deposits	5,481	5,179
Unearned lease revenue	3,387	5,383
Total liabilities	876,909	790,505

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,181,620 and 9,077,905 shares issued and outstanding at December 31, 2009 and 2008, respectively)	92	91
Paid-in capital in excess of par	60,671	57,939
Retained earnings	136,402	117,163
Accumulated other comprehensive loss, net of income tax benefit of $4,845 and $8,571 at December 31, 2009 and 2008, respectively	(8,287)	(14,901)
Total shareholders’ equity	220,793	192,207
Total liabilities and shareholders’ equity	$1,097,702	$982,712

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
REVENUE
Lease rent revenue	$102,390	$102,421	$86,084
Maintenance reserve revenue	46,049	33,716	28,169
Gain on sale of leased equipment	1,043	12,846	7,389
Other income	958	3,823	768
Total revenue	150,440	152,806	122,410

EXPENSES
Depreciation expense	44,091	37,438	31,136
Write-down of equipment	6,133	6,655	4,335
General and administrative	26,765	27,085	20,551
Technical expense	7,149	3,673	2,543
Net finance costs:
Interest expense	36,013	38,640	37,940
Interest income	(280)	(1,887)	(3,795)
Net (gain)/loss on debt extinguishment	(876)	—	2,667
Total net finance costs	34,857	36,753	36,812
Total expenses	118,995	111,604	95,377

Earnings from operations	31,445	41,202	27,033

Earnings from joint venture	942	797	700

Income before income taxes	32,387	41,999	27,733
Income tax expense	(10,020)	(15,398)	(10,069)
Net income	$22,367	$26,601	$17,664

Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$19,239	$23,473	$14,536

Basic earnings per common share:	$2.30	$2.85	$1.79

Diluted earnings per common share:	$2.14	$2.68	$1.66

Average common shares outstanding	8,364	8,242	8,115
Diluted average common shares outstanding	8,983	8,760	8,742

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2006	$31,915	8,010	$80	$53,820	$(967)	$79,154	$164,002

Net income	—	—	—	—	—	17,664	17,664

Unrealized loss from derivative instruments, net of tax benefit of $3,327	—	—	—	—	(5,782)	—	(5,782)

Total comprehensive income							11,882

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares issued under stock compensation plans	—	423	4	1,115	—	—	1,119

Stock-based compensation expense	—	—	—	599	—	—	599

Tax benefit on disqualified dispositions of shares	—	—	—	178	—	—	178

Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	26,601	26,601

Unrealized loss from derivative instruments, net of tax benefit of $4,685	—	—	—	—	(8,152)	—	(8,152)

Total comprehensive income							18,449

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares issued under stock compensation plans	—	645	7	626	—	—	633

Stock-based compensation expense	—	—	—	1,693	—	—	1,693

Tax on disqualified dispositions of shares	—	—	—	(92)	—	—	(92)

Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	22,367	22,367

Unrealized gain from derivative instruments, net of tax loss of $3,726	—	—	—	—	6,614	—	6,614

Total comprehensive income							28,981

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(3)	—	(40)	—	—	(40)

Shares issued under stock compensation plans	—	107	1	816	—	—	817

Stock-based compensation expense	—	—	—	2,435	—	—	2,435

Tax on disqualified dispositions of shares	—	—	—	(479)	—	—	(479)

Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,367	$26,601	$17,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,091	37,438	31,136
Write-down of equipment	6,133	6,655	4,335
Stock-based compensation expenses	2,435	1,693	599
Amortization of deferred costs	4,521	4,831	3,912
Amortization of loan discount	676	595	385
Amortization of interest rate derivative cost	258	—	—
Allowances and provisions	570	278	(17)
Gain on sale of leased equipment	(1,043)	(12,846)	(7,389)
Gain on sale of leased equipment deposits	(400)	—	—
Gain on insurance settlement	—	(2,211)	—
Settlement of interest rate derivative	(2,557)	—	—
Loss on disposition of property, plant & equipment	—	—	33
Income from joint venture	(942)	(797)	(700)
Net (gain)/loss on debt extinguishment	(876)	—	2,667
Changes in assets and liabilities:
Receivables	1,657	(2,738)	(531)
Notes receivable	(943)	—	12
Other assets	(430)	(3,421)	(1,734)
Accounts payable and accrued expenses	(2,511)	611	(5,883)
Deferred income taxes	9,273	14,172	9,491
Restricted cash	9,395	(18,349)	(14,207)
Maintenance reserves	(2,406)	(323)	12,736
Security deposits	302	(711)	1,041
Unearned lease revenue	(1,996)	90	1,333
Net cash provided by operating activities	87,574	51,568	54,883

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	25,493	99,493	36,471
Proceeds from sale of equipment deposits (net of selling expenses)	6,580	—	—
Restricted cash for investing activities	169	14,116	(184)
Proceeds from insurance settlement	—	3,500	—
Distributions from joint venture	675	690	975
Purchase of equipment held for operating lease	(205,132)	(233,748)	(201,702)
Purchase of property, equipment and furnishings	(199)	(1,593)	(44)
Net cash used in investing activities	(172,414)	(117,542)	(164,484)

Cash flows from financing activities:
Proceeds from issuance of notes payable	397,630	394,682	191,552
Debt issuance cost	(4,201)	(3,477)	(4,972)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	817	633	1,119
Excess tax benefit (cost) from stock-based compensation	(479)	(92)	178
Decrease in restricted cash	—	—	22,190
Repurchase of common stock	(40)	—	—
Principal payments on notes payable	(312,321)	(321,260)	(90,491)
Net cash provided by financing activities	78,278	67,358	116,448
(Decrease)/increase in cash and cash equivalents	(6,562)	1,384	6,847
Cash and cash equivalents at beginning of period	8,618	7,234	387

Cash and cash equivalents at end of period	$2,056	$8,618	$7,234
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$16,496	$30,994	$35,311
Income Taxes	$544	$2,269	$15

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2009, 2008 and 2007, a liability of $0, $587 and $2,184, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

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

WLFC (Ireland) Limited and WLFC Funding (Ireland) Limited are wholly-owned subsidiaries of Willis and were formed in 1998 and 2001, respectively, to facilitate certain of Willis’ international leasing activities.

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

In the prior years’ comparative income statement, Gain on sale of leased equipment and Write-down of equipment were changed to reflect current year presentation, with write-down of consignment inventory recorded as an increase in Write-down of equipment rather than a decrease in Gain on sale of leased equipment. In the prior years’ comparative income statement, General and administrative expense and Technical expense were changed to reflect current year presentation, with Technical expense disclosed as a separate expense line item due to its materiality.

Management considers the continuing operations of our company to operate in one reportable segment.

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WEST Engine Funding (Ireland) Limited, WLFC (Ireland) Limited and WLFC Funding (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)        Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease revenue straight-line over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

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

In the year ended December 31, 2008, the Company sold a portfolio of ten engines to an investor group for $63.0 million. After the date of sale, the Company retains responsibility to manage the engines sold to the investor group. Because the arrangement has multiple deliverables, the Company evaluated the arrangement under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit.

One requirement of FASB ASC 605-25 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of engines) is delivered. Assessing fair value evidence requires judgment. In determining fair value, the Company has reviewed information from management agreements entered into by other parties on a standalone basis, compared it to the management agreement entered into during the quarter and determined that the fees charged on a standalone basis were comparable to the fees charged when the Company entered into the management agreement concurrent with the sale of the portfolio of engines. Accordingly it was able to determine that the fees charged for its management services were comparable to those charged by other asset managers for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2009, we had an aggregate of approximately $2.7 million in lease rent and $1.4 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

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

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating an impairment is possible. Such reviews resulted in impairment charges for engines and aircraft of $3.0 million, $6.1 million and $3.8 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2009, 2008 and 2007, respectively.

(e)        Debt Issuance Costs and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the effective interest method.

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

(g)         Interest Rate Hedging

We have entered into various derivative instruments to mitigate our exposure on our variable rate borrowings. The derivative instruments are fixed-rate interest swaps and are recorded at fair value as either an asset or liability.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not carry any specified tax reserves as of December 31, 2007. Since adoption, we evaluated income tax uncertainty risk areas and exposures and reserved $176,000 as of December 31, 2008. We did not carry any specified tax reserves as of December 31, 2009.

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

Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balance of the Series 2005-A1 notes and in the Junior Restricted Cash Account in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B notes. A Senior Liquidity Facility was established in December 2007 which replaced the need to maintain cash reserves for the Series 2005-A2 notes and the Series 2008-A1 notes.

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

	Years Ended December 31,
	2009	2008	2007
		(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,364	8,242	8,115
Potentially dilutive common shares	619	518	627
Total shares	8,983	8,760	8,742
Potential common stock excluded as anti-dilutive in period	39	111	219

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

(p)       Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.6 million, $2.0 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(q)  Fair Value Measurements:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. Fair value measurements are categorized according to a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

As of December 31, 2009, we measure the fair value of our interest rate swaps of $528.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2009, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a cumulative liability net fair value of $7.9 million and $20.5 million as of December 31, 2009 and December 31, 2008, respectively. In 2009 and 2008, $16.2 million and $5.2 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2009 and 2008:

	Assets and Liabilities at Fair Value (in thousands)
	Total	Level 1	Level 2	Level 3
Balance at December 31, 2008
Derivatives	$(20,534)	$—	$—	$(20,534)
Total	$(20,534)	$—	$—	$(20,534)

	Total	Level 1	Level 2	Level 3
Balance at December 31, 2009
Derivatives	$(7,895)	$—	$(7,895)	$—
Total	$(7,895)	$—	$(7,895)	$—

The following table shows the fair value activity, measured by Level 3 inputs, as of December 31, 2009 and 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	(in thousands)
Beginning balance, January 1, 2008	$(7,697)
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(12,837)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2008	$(20,534)
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	20,534
Ending balance, December 31, 2009	$—

In 2009 and 2008, all hedges were effective and no change in fair value was recorded in earnings.

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. At December 31, 2009, the Company used Level 2 inputs to measure the fair value of long-lived assets held and used. These assets, with a carrying amount of $19.2 million, were written down to their fair value of $16.2 million, resulting in an impairment charge of $3.0 million, which was included in earnings in 2009. In 2008, long-lived assets held and used with a carrying amount of $23.5 million were written down to their fair value of $17.4 million, resulting in an impairment charge of $6.1 million. At December 31, 2009, the Company used Level 2 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $3.1 million and $0.6 million was recorded in 2009 and 2008, respectively, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

(r)         Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FASB ASC 810 to have an impact on our Consolidated Financial Statements.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our Consolidated Financial Statements.

During 2009, the FASB issued several ASU’s — ASU No. 2009-05 through ASU No. 2009-15. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

(s)         Subsequent Events

We have evaluated subsequent events through the date that the financial statements were issued. On January 5, 2010, Mesa Airlines filed for protection under Chapter 11 of the bankruptcy code.  At the time of their filing, Mesa leased six engines from us with a total net book value of $10.5 million as of December 31, 2009. We expect that Mesa will return certain engines to us and continue to lease certain others.  Under the terms of our leases, Mesa is not required to pay maintenance reserves on a current basis unless they have had net losses for three consecutive quarters.  Mesa had not had three consecutive loss quarters prior to its filing. At December 31, 2009, Mesa had no unpaid balance due.

(2) Equipment Held for Lease

At December 31, 2009, we had 169 aircraft engines and related equipment with a cost of $1,113.6 million, three spare parts packages with a cost of $5.1 million and four aircraft with a cost of $18.8 million, in our operating lease portfolio. At December 31, 2008, we had 160 aircraft engines and related equipment with a cost of $944.5 million, three spare parts packages with a cost of $5.1 million and four aircraft with a cost of $18.8 million, in our operating lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2009	2008	2007
		(in thousands)
Region
United States	$21,944	$20,933	$13,831
Mexico	5,548	6,876	5,863
Canada	1,264	825	—
Europe	31,057	31,692	28,863
South America	16,575	14,701	11,049
Asia	19,164	22,860	20,705
Africa	480	574	1,212
Middle East	6,358	3,960	4,561
Totals	$102,390	$102,421	$86,084

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest:	2009	2008	2007
	(in thousands)
Region
United States	$12,059	$9,271	$3,741
Mexico	3,203	2,195	1,042
Canada	831	420	—
Europe	15,916	12,555	7,904
South America	6,806	4,750	1,207
Asia	8,778	10,085	7,236
Africa	316	302	547
Middle East	3,824	1,571	1,090
Off-lease and other	(8,198)	(4,363)	(4,013)
Totals	$43,535	$36,786	$18,754

	Years Ended December 31,
Net book value of equipment held for operating lease:	2009	2008	2007
	(in thousands)
Region
United States	$187,598	$144,696	$100,641
Mexico	46,557	38,920	50,771
Canada	9,416	9,713	—
Europe	245,683	225,055	255,706
South America	143,608	134,430	84,367
Asia	143,979	161,605	146,318
Africa	4,118	—	4,494
Middle East	63,043	46,023	34,461
Off-lease and other	132,820	69,297	68,069
Totals	$976,822	$829,739	$744,827

As of December 31, 2009 and 2008, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2009 Net Book Value
(in thousands)
Off-lease and other	$132,820
Month-to-month leases	95,956
Leases expiring 2010	312,558
Leases expiring 2011	124,515
Leases expiring 2012	65,999
Leases expiring 2013	69,447
Leases expiring 2014	38,721
Leases expiring thereafter	136,806
$976,822

Lease Term	December 31, 2008 Net Book Value
(in thousands)
Off-lease and other	$69,297
Month-to-month leases	129,540
Leases expiring 2009	242,812
Leases expiring 2010	106,456
Leases expiring 2011	65,798
Leases expiring 2012	70,325
Leases expiring 2013	61,860
Leases expiring thereafter	83,651
$829,739

As of December 31, 2009, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2010	$66,512
2011	45,819
2012	33,021
2013	23,973
2014	18,232
Thereafter	32,408
$219,965

(3) Notes Receivable

At December 31, 2009, we had Notes Receivable of $0.9 million relating to three months of lease rents owing from two lessees for six leased engines. The notes are payable over a period of two years at varying rates of interest between 8.0% and 8.5% per annum. The final payment is due December 2011.

(4) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million (2008, $1.48 million) represents a 4.6% interest in the joint venture.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.2 million and $9.0 million as of December 31, 2009 and December 31, 2008, respectively.

Years Ended December 31, 2009 and 2008	(in thousands)
Investment in WOLF A340, LLC as of December 31, 2007	$8,847
Investment	—
Earnings from joint venture	797
Distribution	(690)
Investment in WOLF A340, LLC as of December 31, 2008	$8,954
Investment	—
Earnings from joint venture	942
Distribution	(675)
Investment in WOLF A340, LLC as of December 31, 2009	$9,221

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 3.50%, secured by engines. The facility has a committed amount of $240.0 million, which revolves until the maturity date of November 2012.	$222,500	$—

Credit facility at a floating rate of interest of LIBOR plus 1.75%, secured by engines. The facility had a committed amount of $289.0 million and was repaid in November 2009.	—	187,668

WEST Series 2005-A1 term notes payable of $130.1 million (2008, $147.4 million) payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in July 2018; and $20.0 million (2008, $21.8 million) Series 2005-B1 term notes payable at LIBOR plus 6.00%, maturing in July 2020. Secured by engines.	150,022	169,272

WEST Series 2008-A1 term notes payable, a floating rate of interest based on LIBOR plus 1.50%, maturing in March 2021. Secured by engines.	183,795	200,132

WEST Series 2007-A2 warehouse notes payable of $127.0 million (2008, $52.0 million) payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in December 2020; and $18.4 million (2008, $7.6 million) Series 2007-B2 warehouse notes payable at LIBOR plus 2.75%, maturing in December 2022. Secured by engines.	145,415	59,617

Note payable at a floating rate of LIBOR plus 3.50%, maturing in July 2010. Secured by Series 2008-B1 notes ($17.9 million).	20,000	20,000

Note payable at a fixed interest rate of 8.00%, unsecured, maturing in December 2013.	1,500	1,500

Note payable at a floating rate of LIBOR plus 1.20%, maturing in October 2011. Secured by an aircraft.	5,601	5,894

Note payable at a floating rate of LIBOR plus 1.50%, maturing in October 2011. Secured by an aircraft.	613	929

Total notes payable before discount	$729,446	$645,012

WEST Series 2005-A1 term notes discount, $3,000 at issuance, and WEST Series 2008-A1 term notes discount, $2,888 at issuance, net of amortization	(3,211)	(3,887)

Total notes payable	$726,235	$641,125

At December 31, 2009, one-month LIBOR was 0.23%. At December 31, 2008, the one-month LIBOR rate was 0.44%.

Principal outstanding at December 31, 2009, is repayable as follows:

Year	(in thousands)
2010	$54,007
2011	53,194
2012 (includes $222.5 million outstanding on revolving credit facility)	270,111
2013	49,111
2014	47,611
Thereafter	255,412
$729,446

Certain of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2009.

At December 31, 2009, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of December 31, 2009, $17.5 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at December 31, 2009 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

On August 9, 2005, we closed the Asset-Backed Securitization through a newly created, bankruptcy remote, Delaware Statutory Trust, Willis Engine Securitization Trust (“WEST”). WEST issued and sold $228.3 million of term notes and approximately $113.6 million of 2005 Series warehouse notes. The 2005 Series warehouse notes were increased by $57.8 million to $171.4 million on April 16, 2007 and were then converted to term notes of WEST on March 28, 2008 with the sale of $212.4 million of Series 2008-A1 notes and $20.3 million of Series 2008-B1 notes. We used these funds net of a $2.9 million discount on the Series 2008-A1 notes to pay off the balance remaining of the Series 2005-A2 and B2 notes of $164.1 million, pay off $62.0 million of our indebtedness related to the transfer of 11 engines from WLFC to WEST, pay transaction expenses of approximately $3.2 million and received cash of approximately $0.5 million for general corporate purposes. Interest on the Series 2008-A1 and B1 notes is one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes expected maturity is March 2021 and the Series 2008-B1 term notes expected maturity is March 2023.

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan is for a term of two years with maturity on July 1, 2010 and is structured as a bullet loan with no amortization with all amounts due at maturity. The interest rate for the term loan is one month LIBOR plus 3.50%. Our investment banker continues to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor prior to July 1, 2010, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes. We would be required to fund any difference between the amount owing under the $20.0 million senior term loan and the amount of proceeds received from the sale of the Series 2008-B1 notes. Any payment would be funded by the use of unrestricted cash reserves, from cash flows from ongoing operations and additional financing capacity if required. Any amounts received from the sale of the Series 2008-B1 notes at less than par would be recorded as a loan discount and would be amortized over the remaining 13 year term of the B1 notes. Any amounts received in excess of par would be recorded as a purchase premium and amortized over the remaining 13 year term. We are also currently discussing extending the term of this loan with our investment banker, which would allow more time for the marketing of the Series 2008-B1 notes.

WEST’s ability to make distributions and pay dividends to WLFC is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to WLFC. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments are held in the restricted cash account and are subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and are utilized for the purchase of new engines.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 Floating Rate Notes and $25.0 million of Series 2007-B2 Floating Rate Notes. At December 31, 2009, $54.6 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

At December 31, 2009, $333.8 million of WEST term notes and $145.4 million of WEST warehouse notes were outstanding. The term notes are divided into $130.1 million Series 2005-A1 notes, $183.8 million Series 2008-A1 notes and $20.0 million Series 2005-B1 notes. The warehouse notes are divided into $127.0 million Series A2 notes and $18.4 million Series B2 notes. The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

WEST entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The facility is provided by our investment bank and the maximum facility size is 4% of the outstanding Series 2007-A2 notes and Series 2008-A1 notes. This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 notes and the Series 2008-A1 notes. The facility may be drawn on any payment date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 notes, Series 2008-A1 notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December 2007.

At December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million compared to $489.0 million at December 31, 2008. At December 31, 2009, and December 31, 2008, respectively, approximately $72.1 million and $241.7 million were available under these combined facilities.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our  revolving credit facility.

(6) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $1.5 million of our borrowings at December 31, 2009 are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At December 31, 2009, we were a party to interest rate swap agreements with notional outstanding amounts of $528.0 million, remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%. At December 31, 2008, we were a party to interest rate swap agreements with notional outstanding amounts of $383.0 million, remaining terms of between one and 72 months and fixed rates of between 2.10% and 5.05%. The net fair value of the swaps at December 31, 2009 and 2008 was negative $7.9 million and negative $20.5 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of December 31, 2009, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at December 31, 2009, we anticipate that net finance costs will be increased by approximately $15.2 million for the year ending December 31, 2010 due to the interest rate derivative contracts currently in place.

We terminated three swaps with a notional value of $105.0 million on November 18, 2009. The originally specified hedged forecasted transactions remain probable to occur as the debt remains in place. The effective portion of the loss on these hedges at the termination date was $2.6 million and will be reclassified into earnings over the original term of the swaps.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivative instruments, by contract type:

	Derivatives
		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	December 31, 2009	December 31, 2008
		(in thousands)
Interest rate contracts	Assets under derivative instruments	$3,689	$276
Interest rate contracts	Liabilities under derivative instruments	$11,584	$20,810

Earnings Effects of Derivatives Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2009, 2008 and 2007:

		Amount of Loss (Gain) Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2009	2008	2007
			(in thousands)
Interest rate contracts	Interest expense (income)	$16,227	$5,197	$(2,050)
Total		$16,227	$5,197	$(2,050)

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2009, 2008 and 2007:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Loss (Gain) Reclassified from Accumulated OCI	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging	Years Ended December 31,			into Income	Years Ended December 31,
Relationships	2009	2008	2007	(Effective Portion)	2009	2008	2007
	(in thousands)				(in thousands)
Interest rate contracts	$10,340	$(12,837)	$(9,109)	Interest expense (income)	$16,227	$5,197	$(2,050)
Total	$10,340	$(12,837)	$(9,109)	Total	$16,227	$5,197	$(2,050)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company.  As of December 31, 2009, the Company has four hedging agreements under which the counterparties would owe $3.7 million upon termination due to their failure to perform under the applicable agreements.

(7) Income Taxes

The components of income tax expense for the years ended December 31, 2009, 2008 and 2007, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2009
Current	$(111)	$618	$507
Deferred	13,047	(3,774)	9,273
Charges in lieu of tax	219	21	240
Total 2009	$13,155	$(3,135)	$10,020

December 31, 2008
Current	$264	$831	$1,095
Deferred	13,347	825	14,172
Charges in lieu of tax	118	13	131
Total 2008	$13,729	$1,669	$15,398

December 31, 2007
Current	$378	$33	$411
Deferred	8,122	1,369	9,491
Charges in lieu of tax	191	(24)	167
Total 2007	$8,691	$1,378	$10,069

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2009		2008		2007
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	11,012	34.0	14,280	34.0	9,429	34.0
State taxes, net of federal benefit	250	0.8	1,004	2.4	909	3.3
State income tax apportionment adjustment	(2,319)	(7.2)	—	—	—	—
Extraterritorial income exclusion	(92)	(0.3)	(169)	(0.4)	(150)	(0.5)
Prior year adjustments	—	—	27	0.1	(170)	(0.6)
Permanent differences and other	1,169	3.6	256	0.6	51	0.2
Effective income tax expense	10,020	30.9	15,398	36.7	10,069	36.4

In 2009, 2008, and 2007, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

For the year ended December 31, 2009, the Company’s effective tax rate was reduced by $2.3 million related to a change in California state tax law during 2009 regarding state apportionment of income, which is effective 2011, and due to a change in the method used by the Company to allocate revenue to US states. These changes resulted in a reduction in the long term deferred tax liability. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible for tax purposes, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Charitable contribution	$5	$6
Unearned lease revenue	1,240	2,188
State taxes	2,496	2,387
Reserves and allowances	1,209	1,205
Other accrual	2,673	2,055
Alternative minimum tax credit	1,064	1,007
Net operating loss carry forward	30,082	30,384
Total deferred tax assets	38,769	39,232

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(95,753)	(78,963)
Section 481 Adjustment-Maintenance Reserve	(12,576)	(20,658)
Other deferred tax liabilities	(4,403)	(4,300)
Net deferred tax liabilities	(112,732)	(103,921)

Other comprehensive income, deferred tax asset	4,845	8,571

Net deferred tax liabilities	$(69,118)	$(56,118)

As of December 31, 2009, we had net operating loss carry forwards of approximately $86.7 million for federal tax purposes and $6.8 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2021 to 2029 and the state net operating loss carry forwards will expire at various times from 2013 to 2016. As of December 31, 2009, we also had alternative minimum tax credit of approximately $1.0 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2009 was estimated to have a fair value of approximately $663.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

(9) Risk Management — Risk Concentrations and Interest Rate Risk

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

We place our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limit the amount of credit exposure to any one party. We opt for security of principal as opposed to yield. In late 2008, we moved substantial deposits to US treasury securities to avoid risk of loss. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the relatively few lessees which have this provision in the lease.  We enter into interest rate swap agreements with five counterparties that are investment grade financial institutions.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2009, such swap agreements had notional outstanding amounts of $528.0 million, average remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%.  In 2009 and 2008, $16.2 and $5.2 million was realized through the income statement as an increase in interest expense, respectively. In  2007, $2.0 million was realized through the income statement as a reduction in interest expense.

(10) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.7 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2010, and the remaining lease commitment is approximately $143,000. We also lease office space in Shanghai, China. The lease expires December 31, 2010 and the remaining lease commitment is approximately $65,000.

We have paid deposits to secure the purchase during 2010 of four engines for a gross purchase price of $38.9 million, for delivery in 2010. As at December 31, 2009, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2009 purchase orders with CFM for four engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our 2010 commitments to purchase.

(11) Shareholders’ Equity

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

Holders of the Series A Preferred Stock generally have no voting rights, but may elect two directors if we fail to pay dividends for an aggregate of 18 or more months (consecutive or nonconsecutive) and also may vote in certain other limited circumstances.  The Series A Preferred Stock has no stated maturity date and is not convertible into any of our property or other securities.  On or after February 11, 2011 we may, at our option, redeem the shares.  Accordingly, the Series A Preferred Stock will remain outstanding indefinitely, unless we decide to redeem them, or they are otherwise cancelled or exchanged.

(b)       Common Stock Repurchase

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. During 2009, the Company repurchased 2,972 shares of common stock for approximately $40,250 under this program, at an average price of $13.54 per share. The repurchased shares were subsequently retired.  As of December 31, 2009, the total number of common shares outstanding was approximately 9.2 million.

(12) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2009, 2008 and 2007, included in the accompanying consolidated statements of income were as follows:

	2009	2008	2007
	(in thousands)
2007 Stock Incentive Plan	$2,246	$1,570	$322
1996 Stock Option/Stock Issuance Plan	146	74	248
Employee Stock Purchase Plan	43	49	29
Total Stock Compensation Expense	$2,435	$1,693	$599

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 858,082 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The stock compensation expense related to the 2007-09 restricted stock awards that will be recognized over the average remaining vesting period of 2.8 years totals $5.1 million. At December 31, 2009, the intrinsic value of unvested restricted stock awards is $8.4 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Value
Balance as of January 1, 2007	—	—	—
Shares granted	255,404	$15.07	$3,849,555
Shares cancelled	—	—	—
Shares vested	—	—	—
Balance as of December 31, 2007	255,404	$15.07	$3,849,555
Shares granted	574,458	10.00	5,745,935
Shares cancelled	(33,043)	13.29	(439,195)
Shares vested	(75,443)	14.51	(1,094,434)
Balance as of December 31, 2008	721,376	$11.18	$8,061,861
Shares granted	28,220	13.44	379,408
Shares cancelled	—	—	—
Shares vested	(191,292)	11.63	(2,224,055)
Balance as of December 31, 2009	558,304	$11.14	$6,217,214

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective August 1, 2004, 175,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2009 and 2008, 16,203 and 14,045 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $2.77, $2.77 and $3.05 for 2009, 2008 and 2007, respectively.

1996 Stock Option/Stock Issuance Plan:  We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. In the year ended December 31, 2008, 106,876 options were exercised with a total intrinsic value at exercise date of approximately $0.8 million.  We issue new shares through our transfer agent upon stock option exercise. In the year ended December 31, 2009, 122,299 options were exercised with a total intrinsic value at exercise date of approximately $0.8 million and 62,320 options were cancelled. There are 1,019,736 stock options vested and expected to vest under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $8.5 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	1,682,122	$7.32	—	—
Options exercised	—	(158,878)	5.97	—	—
Options cancelled	—	(159,933)	10.43	—	—
Outstanding at December 31, 2007	—	1,363,311	$7.12	—	$7,653,940
Options exercised	—	(106,876)	4.90	—	—
Options cancelled	—	(52,028)	14.00	—	—
Outstanding at December 31, 2008	—	1,204,407	$7.01	—	$3,270,437
Options exercised	—	(122,299)	5.65	—	—
Options cancelled	—	(62,320)	15.19	—	—
Outstanding at December 31, 2009	—	1,019,788	$6.68	2.55	$8,486,579

Vested and expected to vest at December 31, 2009		1,019,736	$6.68	2.55	$8,486,341

Options exercisable at:
December 31, 2007		1,285,561	$6.97	—	—
December 31, 2008		1,162,907	$6.92	—	—
December 31, 2009		1,014,538	$6.66	2.53	$8,463,664

The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
From $4.50 to $4.50	7,214	2.39	$4.50	7,214	$4.50
From $4.68 to $4.68	116,006	2.35	4.68	116,006	4.68
From $4.92 to $4.92	7,775	3.41	4.92	7,775	4.92
From $5.01 to $5.01	209,954	3.17	5.01	209,954	5.01
From $5.07 to $5.07	28,600	3.6	5.07	28,600	5.07
From $5.40 to $5.40	220,350	1.78	5.40	220,350	5.40
From $5.50 to $8.70	105,139	1.58	6.02	103,889	5.99
From $9.20 to $9.20	112,750	5.59	9.20	112,750	9.20
From $10.00 to $10.00	196,000	1.16	10.00	196,000	10.00
From $11.24 to $11.24	16,000	6.25	11.24	12,000	11.24
From $4.50 to $11.24	1,019,788	2.55	$6.68	1,014,538	$6.66

(13) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2009, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $16,500 (or $22,000 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $271,000 in 2009, $238,000 in 2008 and $208,000 in 2007.

(14) Legal Proceedings

Our Irish subsidiaries, WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited, were sued in connection with the Italian liquidation proceedings of Volare Airlines.  The actions allege that our subsidiaries received preferential payments in the aggregate amount of 7.0 million euro on account of our engine leases to Volare in 2003 and within one year prior to Volare’s ceasing operations.  We believe any loss, as a result of the proceedings, is neither probable nor estimable at December 31, 2009 and we intend to defend this claim vigorously.

(15) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data).

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$34,579	$33,390	$43,642	$38,829	$150,440
Net income	7,022	5,019	9,299	1,027	22,367

Net income attributable to common shareholders	6,240	4,237	8,517	245	19,239

Basic earnings per common share	0.75	0.51	1.01	0.03	2.30

Diluted earnings per common share	0.71	0.47	0.93	0.03	2.14

Average common shares outstanding	8,306	8,342	8,391	8,414	8,364
Diluted average common shares outstanding	8,675	8,926	9,051	9,072	8,983

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$32,243	$37,240	$45,894	$37,429	$152,806
Net income	5,105	6,422	10,725	4,349	26,601

Net income attributable to common shareholders	4,323	5,640	9,943	3,567	23,473

Basic earnings per common share	0.53	0.69	1.20	0.43	2.85

Diluted earnings per common share	0.49	0.64	1.14	0.41	2.68

Average common shares outstanding	8,190	8,225	8,253	8,300	8,242
Diluted average common shares outstanding	8,785	8,735	8,757	8,787	8,760

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$27,116	$30,967	$29,814	$34,513	$122,410
Net income	4,405	4,394	3,751	5,114	17,664

Net income attributable to common shareholders	3,623	3,612	2,969	4,332	14,536

Basic earnings per common share	0.45	0.44	0.36	0.54	1.79

Diluted earnings per common share	0.42	0.42	0.34	0.48	1.66

Average common shares outstanding	8,014	8,118	8,174	8,176	8,115
Diluted average common shares outstanding	8,541	8,636	8,769	9,007	8,742

(16) Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock as of December 31, 2009. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $1.5 million in overdue rent related to February - December 2009. We hold letters of credit for $368,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $4.1 million at December 31, 2009. Island Air is returning one airframe to us which will reduce our asset exposure.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2009, sales of consigned parts were $0.05 million. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the year ended December 31, 2009, sales of consigned parts were $0.5 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the year ended December 31, 2009, sales of consigned parts were $0.1 million. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the year ended December 31, 2009, sales of consigned parts were $0.01 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the year ended December 31, 2009 under this program.

The Company has entered into an Independent Contractor Agreement dated September 9, 2009 with Hans Jorg Hunziker, a member of our Board of Directors.  Under this Agreement, Mr. Hunziker will provide services in connection with the identification and qualification of potential investors in our equity securities.  The board has determined that, notwithstanding this limited assignment, Mr. Hunziker remains an independent director.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2009 and 2008

(In thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$2,012	$8,491
Equipment held for operating lease, less accumulated depreciation	304,480	257,889
Equipment held for sale	14,245	10,744
Operating lease related receivable, net of allowances	1,271	2,960
Notes receivable	342	—
Investments	10,701	10,434
Investment in subsidiaries	130,191	108,782
Due from affiliate, net	2,305	1,625
Assets under derivative instruments	1,405	276
Property, equipment & furnishings, less accumulated depreciation	7,296	7,751
Equipment purchase deposits	2,082	13,474
Other assets	7,257	4,818
Total assets	$483,587	$427,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,014	$10,730
Liabilities under derivative instruments	1,493	6,190
Deferred income taxes	7,136	1,024
Notes payable, net of discount	232,299	196,723
Maintenance reserves	11,402	16,835
Security deposits	1,538	1,578
Unearned lease revenue	912	1,957
Total liabilities	262,794	235,037

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,181,620 and 9,077,905 shares issued and outstanding at December 31, 2009 and 2008, respectively)	92	91
Paid-in capital in excess of par	60,671	57,939
Retained earnings	136,402	117,163
Accumulated other comprehensive loss, net of income tax benefit	(8,287)	(14,901)
Total shareholders’ equity	220,793	192,207
Total liabilities and shareholders’ equity	$483,587	$427,244

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME

Parent Company Information

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Years Ended December 31,
	2009	2008	2007
REVENUE
Lease rent revenue	$34,301	$34,221	$34,902
Maintenance reserve revenue	15,445	8,716	8,962
Gain on sale of leased equipment	611	6,100	6,183
Other income	10,722	11,649	8,541
Total revenue	61,079	60,686	58,588

EXPENSES
Depreciation expense	17,385	15,533	15,570
Write-down of equipment	4,992	3,207	3,320
General and administrative	24,857	25,597	19,678
Technical expense	2,378	1,536	1,582
Net finance costs:
Interest expense	10,835	11,944	13,539
Interest income	(14)	(117)	(121)
Net loss on debt extinguishment	19	—	—
Total net finance costs	10,840	11,827	13,418
Total expenses	60,452	57,700	53,568

Earnings from operations	627	2,986	5,020

Earnings from joint venture	942	797	700

Income before income taxes	1,569	3,783	5,720
Income tax expense	(1,052)	(1,555)	(2,070)

Earnings from investment in affiliate	21,850	24,373	14,014

Net income	$22,367	$26,601	$17,664

Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$19,239	$23,473	$14,536

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,367	$26,601	$17,664
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary	(21,850)	(24,373)	(14,014)
Depreciation expense	17,385	15,533	15,570
Write-down of equipment	4,992	3,207	3,320
Stock-based compensation expenses	2,435	1,693	599
Amortization of deferred costs	1,764	2,260	2,254
Allowances and provisions	532	23	5
Amortization of interest rate derivative	258	—	—
Gain on sale of leased equipment	(611)	(6,100)	(6,183)
Gain on sale of leased equipment deposits	(400)	—	—
Settlement of interest rate derivative	(2,557)	—	—
Loss on disposition of property, plant & equipment	—	—	33
Income from joint venture	(942)	(797)	(700)
Net loss on debt extinguishment	19	—	—
Changes in assets and liabilities:
Receivables	1,155	(582)	(777)
Notes receivable	(342)	—	12
Other assets	92	(1,880)	(1,566)
Accounts payable and accrued expenses	(3,716)	3,313	(2,732)
Due to/from subsidiary	(680)	(905)	948
Deferred income taxes	1,060	329	1,501
Maintenance reserves	(5,433)	(5,318)	5,892
Security deposits	(40)	(536)	429
Unearned lease revenue	(1,045)	(247)	246
Net cash provided by operating activities	14,443	12,221	22,501

Cash flows from investing activities:
Increase in investment in subsidiary, net	(28,868)	(24,356)	(20,439)
Distributions received from subsidiary, net	50,979	45,006	29,052
Proceeds from sale of equipment held for operating lease (net of selling expenses)	10,091	53,947	30,721
Proceeds from sale of equipment deposits (net of selling expenses)	6,580	—	—
Distributions from joint venture	675	690	975
Purchase of equipment held for operating lease	(88,913)	(58,909)	(102,252)
Purchase of property, equipment and furnishings	(199)	(1,593)	(44)
Net cash (used in)/provided by investing activities	(49,655)	14,785	(61,987)

Cash flows from financing activities:
Proceeds from issuance of notes payable	311,832	104,178	91,406
Debt issuance cost	(3,993)	(548)	(797)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	817	633	1,119
Excess tax benefit (cost) from stock-based compensation	(479)	(92)	178
Repurchase of common stock	(40)	—	—
Principal payments on notes payable	(276,276)	(126,661)	(42,461)
Net cash provided by/(used in) financing activities	28,733	(25,618)	46,317
(Decrease) increase in cash and cash equivalents	(6,479)	1,388	6,831
Cash and cash equivalents at beginning of period	8,491	7,103	272

Cash and cash equivalents at end of period	$2,012	$8,491	$7,103
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$6,002	$7,164	$9,712
Income Taxes	$511	$2,256	$15

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

December 31, 2009, 2008 and 2007

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Recoveries	Deductions	Balance at End of Period
December 31, 2007
Accounts receivable, allowance for doubtful accounts	$86	—	—	(24)	$62
December 31, 2008
Accounts receivable, allowance for doubtful accounts	62	277	—	—	339
December 31, 2009
Accounts receivable, allowance for doubtful accounts	339	128	—	—	467