Form 10-Q
period 2010-03-31
WILLIS LEASE FINANCE CORP
filed 2010-05-10
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 6, 2010
Common Stock, $0.01 Par Value	9,240,179

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,924	$2,056
Restricted cash	67,675	59,630
Equipment held for operating lease, less accumulated depreciation of $162,574 and $160,702 at March 31, 2010 and December 31, 2009, respectively	968,161	976,822
Equipment held for sale	12,178	14,263
Operating lease related receivable, net of allowances of $437 and $467 at March 31, 2010 and December 31, 2009, respectively	5,225	5,783
Notes receivable	829	943
Investments	10,673	10,701
Assets under derivative instruments	855	3,689
Property, equipment & furnishings, less accumulated depreciation of $3,481 and $3,305 at March 31, 2010 and December 31, 2009, respectively	7,244	7,296
Equipment purchase deposits	2,082	2,082
Other assets	14,939	14,437
Total assets	$1,091,785	$1,097,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,718	$14,352
Liabilities under derivative instruments	11,973	11,584
Deferred income taxes	69,805	69,118
Notes payable, net of discount of $3,057 and $3,211 at March 31, 2010 and December 31, 2009, respectively	715,448	726,235
Maintenance reserves	51,105	46,752
Security deposits	5,288	5,481
Unearned lease revenue	3,377	3,387
Total liabilities	869,714	876,909

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,235,092 and 9,181,620 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	92	92
Paid-in capital in excess of par	61,237	60,671
Retained earnings	138,670	136,402
Accumulated other comprehensive loss, net of income tax benefit of $5,743 and $4,845 at March 31, 2010 and December 31, 2009, respectively	(9,843)	(8,287)
Total shareholders’ equity	222,071	220,793
Total liabilities and shareholders’ equity	$1,091,785	$1,097,702

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUE
Lease rent revenue	$26,052	$25,895
Maintenance reserve revenue	6,764	7,776
Gain on sale of leased equipment	2,220	363
Other income	663	545
Total revenue	35,699	34,579

EXPENSES
Depreciation expense	11,743	10,352
Write-down of equipment	—	753
General and administrative	7,302	6,227
Technical expense	1,637	1,024
Net finance costs:
Interest expense	10,497	8,310
Interest income	(28)	(150)
Total net finance costs	10,469	8,160
Total expenses	31,151	26,516

Earnings from operations	4,548	8,063

Earnings from joint venture	262	215

Income before income taxes	4,810	8,278
Income tax expense	(1,760)	(1,256)
Net income	$3,050	$7,022

Preferred stock dividends paid and declared-Series A	782	782

Net income attributable to common shareholders	$2,268	$6,240

Basic earnings per common share:	$0.26	$0.74

Diluted earnings per common share:	$0.24	$0.71

Average common shares outstanding	8,660	8,384
Diluted average common shares outstanding	9,303	8,754

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2010 and 2009

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	7,022	7,022

Unrealized income from derivative instruments, net of tax expense of $729	—	—	—	—	1,261	—	1,261

Total comprehensive income							8,283

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares redeemed under stock compensation plans	—	(10)	—	63	—	—	63

Stock-based compensation expense	—	—	—	575	—	—	575

Tax on disqualified dispositions of shares	—	—	—	(215)	—	—	(215)

Balances at March 31, 2009	$31,915	9,068	$91	$58,362	$(13,640)	$123,403	$200,131

Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793

Net income	—	—	—	—	—	3,050	3,050

Unrealized loss from derivative instruments, net of tax benefit of $898	—	—	—	—	(1,556)	—	(1,556)

Total comprehensive income							1,494

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares repurchased	—	(3)	—	(35)	—	—	(35)

Shares issued under stock compensation plans	—	56	—	104	—	—	104

Stock-based compensation expense	—	—	—	575	—	—	575

Tax on disqualified dispositions of shares	—	—	—	(78)	—	—	(78)

Balances at March 31, 2010	$31,915	9,235	$92	$61,237	$(9,843)	$138,670	$222,071

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,050	$7,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,743	10,352
Write-down of equipment	—	753
Amortization of deferred costs	1,350	1,098
Amortization of loan discount	154	171
Amortization of interest rate derivative cost	769	—
Allowances and provisions	(30)	36
Stock-based compensation expenses	575	575
Gain on sale of leased equipment	(2,220)	(363)
Gain on sale of leased equipment deposits	—	(400)
Earnings from joint venture	(262)	(215)
Changes in assets and liabilities:
Receivables	588	(490)
Notes receivable	114	—
Other assets	(1,587)	(942)
Equipment purchase deposits	—	300
Accounts payable and accrued expenses	(236)	1,436
Deferred income taxes	1,585	806
Restricted cash	(7,946)	1,712
Maintenance reserves	4,353	2,127
Security deposits	(193)	331
Unearned lease revenue	(10)	(1,814)
Net cash provided by operating activities	11,797	22,495

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	9,169	12,097
Proceeds from sale of equipment deposits (net of selling expenses)	—	6,580
Restricted cash for investing activities	(99)	(2,985)
Distributions from joint venture	289	225
Purchase of equipment held for operating lease	(9,164)	(32,996)
Purchase of property, equipment and furnishings	(124)	(16)
Net cash provided by (used in) investing activities	71	(17,095)

Cash flows from financing activities:
Proceeds from issuance of notes payable	73,059	24,060
Debt issuance cost	(268)	—
Distributions to preferred stockholders	(782)	(782)
Proceeds from shares issued under stock compensation plans	104	63
Excess tax cost from stock-based compensation	(78)	(215)
Repurchase of common stock	(35)	—
Principal payments on notes payable	(84,000)	(17,552)
Net cash (used in) provided by financing activities	(12,000)	5,574
(Decrease)/increase in cash and cash equivalents	(132)	10,974
Cash and cash equivalents at beginning of period	2,056	8,618

Cash and cash equivalents at end of period	$1,924	$19,592
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,207	$4,160
Income Taxes	$147	$13

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a) Basis of Presentation:  Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2010, and December 31, 2009, and the results of our operations for the three months ended March 31, 2010 and 2009, and our cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for the period ended March 31, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2010.

In the prior years’ comparative income statement, General and administrative expense and Technical expense were changed to reflect current year presentation, with Technical expense disclosed as a separate expense line item due to its materiality.

Management considers the continuing operations of our company to operate in one reportable segment.

(b) Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure the fair value of our notional interest rate swaps of $527.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $11.1 million and $7.9 million as of March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010 and March 31, 2009, $4.9 million and $3.3 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2010 and December 31, 2009:

	Assets and Liabilities at Fair Value (in thousands)
	Total	Level 1	Level 2	Level 3
Balance at December 31, 2009
Derivatives	$(7,895)	$—	$(7,895)	$—
Total	$(7,895)	$—	$(7,895)	$—

	Total	Level 1	Level 2	Level 3
Balance at March 31, 2010
Derivatives	$(11,118)	$—	$(11,118)	$—
Total	$(11,118)	$—	$(11,118)	$—

During the three months ended March 31, 2010 and December 31, 2009, all hedges were effective and no change in fair value was recorded in earnings.

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. Long-lived assets held and used with a carrying amount of $10.1 million were written down to their fair value of $9.3 million, resulting in an impairment charge of $0.8 million, which was included in earnings for the three months ended March 31, 2009. At March 31, 2009, the company used Level 2 inputs to measure the fair value of two engines that were involved in pending sale transactions with third parties. The asset write-down was calculated based upon a comparison of the asset net book values with the net proceeds expected from sale of the engines. There was no write-down of long-lived assets recorded in the three months ended March 31, 2010.

(c) Subsequent Events: We have reviewed and evaluated material subsequent events through the date the financial statements were issued. On May 3, 2010, the Company extended the maturity date of its $20.0 million senior term loan from July 1, 2010 to December 31, 2010 and amended the covenants for the senior term loan to conform to that of the $240.0 million revolving credit facility.

2.  Management Estimates

These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of generally are reported at the lower of carrying amount or fair value less cost to sell.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.6 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2010 and the remaining lease commitment is approximately $99,300. We also lease office space in Shanghai, China. The lease expires December 31, 2010 and the remaining lease commitment is approximately $48,600. We also lease office and living space in London, United Kingdom. The leases expire August 22, 2010 and January 3, 2011, respectively, and the remaining lease commitments total approximately $158,100.

During the remainder of 2010, we have commitments to purchase five engines and related equipment for a gross purchase price of $37.5 million. As at March 31, 2010, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2010 engine deliveries from CFM are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.2 million as of March 31, 2010.

Three Months Ended March 31, 2010 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2009	$9,221
Earnings from joint venture	262
Distribution	(289)
Investment in WOLF A340, LLC as of March 31, 2010	$9,194

5.  Long Term Debt

At March 31, 2010, notes payable consists of loans totaling $715.4 million (net of discount of $3.1 million), payable over periods of three months to thirteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments).  At March 31, 2010, we had revolving and warehouse credit facilities totaling approximately $440.0 million with $96.5 million in funds available to us. Our significant debt instruments are discussed below:

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our revolving credit facility.

At March 31, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of March 31, 2010, $93.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at March 31, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2010, we had $325.5 million of WEST term notes outstanding. The term notes are divided into $126.3 million Series 2005-A1 notes, $19.5 million Series 2005-B1 notes and $179.7 million Series 2008-A1 notes. At March 31, 2010, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2010, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2010, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

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

On December 13, 2007, we closed on a $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2010, $3.5 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at March 31, 2010.

At March 31, 2010 and 2009, one-month LIBOR was 0.25% and 0.50%, respectively.

The following is a summary of the aggregate maturities of notes payable on March 31, 2010 (dollars in thousands):

Year Ending December 31,

2010 (9 months remaining, includes $20.0 million for senior term loan)	$46,537
2011	59,571
2012 (includes $147.0 million outstanding on revolving credit facility)	200,988
2013	55,488
2014	69,433
2015 and thereafter	286,488
$718,505

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $23.5 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2010, we were a party to interest rate swap agreements with notional outstanding amounts of $527.0 million, remaining terms of between four and sixty months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at March 31, 2010 was negative $11.1 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of March 31, 2010, has used creditworthiness inputs that have been corroborated by observable market data regarding the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at March 31, 2010, we anticipate that net finance costs will be increased by approximately $14.1 million for the 12 months ending March 31, 2011 due to the interest rate derivative contracts currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in thousands)
Interest rate contracts	Assets under derivative instruments	$855	$3,689
Interest rate contracts	Liabilities under derivative instruments	$11,973	$11,584

Earnings effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2010 and 2009:

		Amounts of Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss Recognized on	Three Months Ended March 31,
Relationships	Derivatives in the Statements of Income	2010	2009
		(in thousands)
Interest rate contracts	Interest expense	$4,895	$3,332
Total		$4,895	$3,332

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2010 and 2009:

	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amounts of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended March 31,		Location of Loss Reclassified from Accumulated OCI into Income	Three Months Ended March 31,
Relationships	2010	2009	(Effective Portion)	2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(2,454)	$1,990	Interest expense	$(4,895)	$(3,332)
Total	$(2,454)	$1,990	Total	$(4,895)	$(3,332)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of March 31, 2010, the Company has three hedging agreements under which the counterparties would owe $0.9 million upon termination due to their failure to perform under the applicable agreements.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 863,082 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. There have been 5,000 shares of restricted stock granted in 2010, vesting over 4 years. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.6 million in stock compensation expense was recorded in the three months ended March 31, 2010. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.7 years and totals $4.4 million. At March 31, 2010, the intrinsic value of unvested restricted stock awards is $8.2 million. The Plan terminates on May 24, 2017.

In the three months ended March 31, 2010, 67,019 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 952,769 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $8.6 million.

8.  Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 was $1.8 million and $1.3 million, respectively. The effective tax rate for the three months ended March 31, 2010 and 2009 was 36.6% and 15.2%, respectively. The effective tax rate for the three months ended March 31, 2009 included a discrete item booked in the period which decreased the rate by 21.2% and is described below. A reduction of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted California state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the three months ended March 31, 2009.

Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock as of March 31, 2010. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. As at March 31, 2010, after taking into account the deferred amounts, Island Air owes us $1.7 million in overdue rent related to February 2009 - March 2010. We hold letters of credit for $208,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets and has made payments on its obligation in the first quarter of 2010. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $3.8 million at March 31, 2010. Island Air is returning one airframe to us which will reduce our asset exposure.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2010, sales of consigned parts were $5,300. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2010, sales of consigned parts were $5,100. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the three months ended March 31, 2010, there were no sales of consigned parts related to this engine. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the three months ended March 31, 2010, sales of consigned parts were $0.1 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the three months ended March 31, 2010 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2010 was estimated to have a fair value of approximately $657.8 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2009 Form 10-K.

Results of Operations

Three months ended March 31, 2010, compared to the three months ended March 31, 2009:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2010 increased 0.6% to $26.1 million from $25.9 million for the comparable period in 2009. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease, which was partially offset by lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis. The aggregate of net book value of lease equipment at March 31, 2010 and 2009 was $968.2 million and $853.2 million, respectively, an increase of 13.5%. The average utilization for the three months ended March 31, 2010 and 2009 was 87% and 92%, respectively. At March 31, 2010 and 2009, approximately 88% and 89% respectively of equipment held for lease by book value were on-lease.

During the three months ended March 31, 2010, we added $10.6 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2009, we added $35.0 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2010 decreased 13.0% to $6.8 million from $7.8 million for the comparable period in 2009. One long term lease terminated in each of the three months ended March 31, 2010 and March 31, 2009. A higher balance of maintenance reserves had accumulated for the long term lease that terminated in the three months ended March 31, 2009 compared to the lease that terminated in the current quarter.

Gain on Sale of Equipment. During the three months ended March 31, 2010, we sold one engine and other related equipment generating a net gain of $2.2 million. During the three months ended March 31, 2009, we sold two engines and other related equipment generating a net gain of $0.4 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. During the three months ended March 31, 2010, we settled an insurance claim for $0.5 million for lease rents foregone for one of our engines which was unavailable for our use for a period of time. During the three months ended March 31, 2009, we sold three helicopter 2009 delivery positions and generated $0.4 million other income in the period, after selling expenses.

Depreciation Expense. Depreciation expense increased 13.4% to $11.7 million for the three months ended March 31, 2010 from the comparable period in 2009, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types that occurred in 2009 but did not affect the first quarter of 2009. The 2009 change in depreciation estimate resulted in a $2.2 million increase in depreciation expense for the three months ended March 31, 2010. The net effect of the 2009 change in depreciation estimate is a reduction in net income of $1.4 million or $0.15 in diluted earnings per share for the three months ended March 31, 2010 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. There was no equipment write-down recorded in the three months ended March 31, 2010. Write-down of equipment to their estimated fair values totaled $0.8 million for the three months ended March 31, 2009 due to a management decision to sell two engines. The net book value of the engines exceeded the sale prices for the pending sale transactions, resulting in the recording of a write-down of the assets at period end.

General and Administrative Expenses. General and administrative expenses increased 17.3% to $7.3 million for the three months ended March 31, 2010, from the comparable period in 2009, due mainly to increases in employment related costs ($0.5 million), accounting, legal and consulting fees ($0.3 million), corporate travel expenses ($0.1 million) and relocation expenses ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 59.9% to $1.6 million for the three months ended March 31, 2010, from the comparable period in 2009 due mainly to increases in engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.3 million), engine maintenance costs due to higher repair activity ($0.2 million) and engine operating lease costs ($0.2 million), partially offset by a decrease in engine freight costs ($0.1 million).

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 26.3% to $10.5 million for the three months ended March 31, 2010, from the comparable period in 2009, due to an increase in average debt outstanding and an increase in the interest rate margin we pay on our revolving credit facility established in November 2009. Notes payable balance at March 31, 2010 and 2009, was $715.4 million and $647.8 million, respectively, an increase of 10.4%. All but $23.5 million of our debt is tied to one-month US dollar LIBOR which decreased from an average of 0.47% for the three months ended March 31, 2009 to an average of 0.24% for the three months ended March 31, 2010 (average of month-end rates). At March 31, 2010 and 2009, one-month LIBOR was 0.25% and 0.50%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of March 31, 2010, such swap agreements had notional outstanding amounts of $527.0 million, average remaining terms of between four and sixty months and fixed rates of between 2.10% and 5.05%. As of March 31, 2009, such swap agreements had notional outstanding amounts of $414.0 million, remaining terms of between sixteen and seventy-two months and fixed rates of between 2.10% and 5.05%. In the three months ended March 31, 2010 and 2009, $4.9 million and $3.3 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended March 31, 2010, decreased to $0.03 million from $0.15 million for the three months ended March 31, 2009, due to a decrease in deposit balances and interest rates.

Income Taxes. Income tax expense for the three months ended March 31, 2010 and 2009 was $1.8 million and $1.3 million, respectively. The effective tax rate for the three months ended March 31, 2010 and 2009 was 36.6% and 15.2%, respectively. The effective tax rate for the three months ended March 31, 2009 included a discrete item booked in the period which decreased the rate by 21.2% and is described below. A reduction of $1.8 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted California state effective income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the three months ended March 31, 2009. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement was applied as January 1, 2010, and did not have an impact on our unaudited Consolidated Financial Statements.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Other than requiring additional disclosures, the adoption of ASU 2010-6 did not have a material impact on our unaudited Consolidated Financial Statements.

During 2010, the FASB issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-11. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $73.1 million and $24.1 million, in the three-month periods ended March 31, 2010 and 2009, respectively, was derived from this activity. In these same time periods $84.0 million and $17.6 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $11.8 million and $22.5 million in the three-month periods ended March 31, 2010 and 2009, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at March 31, 2010 and have reduced cash flows from investing activities by $0.1 million and $3.0 million for the three-month periods ended March 31, 2010 and 2009 respectively. At March 31, 2010, $0.1 million is available to fund future equipment purchases.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $9.2 million and $33.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 88%, by book value, of our assets were on-lease at March 31, 2010, compared to approximately 89% at March 31, 2009, and the average utilization rate for the three months ended March 31, 2010, was 87% compared to 92% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2010, notes payable consists of loans totaling $715.4 million (net of discount of $3.1 million), payable over periods of three months to thirteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below:

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our revolving credit facility.

At March 31, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of March 31, 2010, $93.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at March 31, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At March 31, 2010, we had $325.5 million of WEST term notes outstanding. The term notes are divided into $126.3 million Series 2005-A1 notes, $19.5 million Series 2005-B1 notes and $179.7 million Series 2008-A1 notes. At March 31, 2010, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2010, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At March 31, 2010, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

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

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At March 31, 2010, $3.5 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At March 31, 2010 and December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million. At March 31, 2010, and December 31, 2009, respectively, approximately $96.5 million and $72.1 million were available under these combined facilities.

At March 31, 2010 and 2009, one-month LIBOR was 0.25% and 0.50%, respectively.

Approximately $710.9 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and approximately 70% of spare parts purchases. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2010.

Approximately $60.2 million of our debt is repayable during the next year, which includes $20.0 million owing under our senior term loan. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at March 31, 2010.

		Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$718,505	$60,195	$260,398	$124,578	$273,334
Interest payments under long-term debt obligations	70,055	16,194	26,859	12,860	14,142
Operating lease obligations	2,867	797	1,028	1,042	—
Purchase obligations	37,450	37,450	—	—	—
Total	$828,877	$114,636	$288,285	$138,480	$287,476

During the remainder of 2010, we have commitments to purchase five engines and related equipment for a gross purchase price of $37.5 million. As at March 31, 2010, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2010 engine deliveries from CFM are included in our commitments to purchase.

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

Management of Interest Rate Exposure

At March 31, 2010, all but $23.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $527.0 million, with remaining terms of between four and sixty months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at March 31, 2010 was negative $11.1 million, representing a net liability for us.

The realized amount on these derivative instrument arrangements increased expense by $4.9 million and $3.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock as of March 31, 2010. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. As at March 31, 2010, after taking into account the deferred amounts, Island Air owes us $1.7 million in overdue rent related to February 2009 - March 2010. We hold letters of credit for $208,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us. We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Since that time, Island Air has addressed the maintenance condition of the leased assets and has made payments on its obligation in the first quarter of 2010. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $3.8 million at March 31, 2010. Island Air is returning one airframe to us which will reduce our asset exposure.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2010, sales of consigned parts were $5,300. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2010, sales of consigned parts were $5,100. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the three months ended March 31, 2010, there were no sales of consigned parts related to this engine. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the three months ended March 31, 2010, sales of consigned parts were $0.1 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the three months ended March 31, 2010 under this program.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $23.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $1.7 million (in 2009, $2.4 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $17.2 million for the year ending December 31, 2010, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2010, 76% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.31*

Credit Agreement, dated as of November 18, 2009, among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein therein (incorporated by reference to our report on Form 10-K filed on March 16, 2010).

10.32	Independent Contractor Agreement, dated September 9, 2009, by and between Willis Lease Finance Corporation and Hans Jorg Hunziker.
11.1	Statement re Computation of Per Share Earnings
21.1	Subsidiaries of the Registrant
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)