Form 10-K/A
period 2008-12-31
WILLIS LEASE FINANCE CORP
filed 2010-05-11
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-15369

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

773 San Marin Drive, Suite 2215, Novato, CA	94998
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 408-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock	NASDAQ Stock Market, LLC
Series A cumulative redeemable Preferred Stock Rights to Purchase Series I Junior Participating Preferred Stock	NASDAQ Stock Market, LLC NASDAQ Stock Market, LLC

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

The Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into Part III of this 10-K.

EXPLANATORY NOTE

This Form 10-K/A is filed as an amendment to the our report on Form 10-K for the year ended December 31, 2008 filed by Willis Lease Finance Corporation (the “Company”) on March 31, 2009 (the “Original 10-K”). The Company has determined to file this Amendment No. 1 (this “Amendment”) to the original Form 10-K to (a) amend Item 1 to provided additional disclosure regarding the Company’s business objectives, competitive advantages and principal methods of competition, (b) amend Item 1A to provide additional information regarding the risks relating to the Company’s role as servicer and administrative agent under the WEST facility as described herein; (c) amend Item 5 to provided explanatory information regarding our option plan; (d) amend Item 9A to clarify the Company’s disclosure regarding internal control over financial reporting; (e) amend Item 11 to include expanded disclosure regarding the Company’s compensation policies and practices for 2008, (f) amend Item 13 to provide additional disclosure regarding the Company’s policies with respect to reviewing related party transactions; (g) amend Item 15 to update the exhibit list; and (h) amend the language in the Certifications filed as Exhibits 31.1 and 31.2.  Except as presented in this Amendment, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update the disclosures set forth therein.

WILLIS LEASE FINANCE CORPORATION

2008 FORM 10-K ANNUAL REPORT

AMENDMENT NO. 1

PART I

ITEM 1.                                                     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2008, we had a total lease portfolio consisting of 160 engines and related equipment, four aircraft and three spare parts packages with 64 lessees in 35 countries and an aggregate net book value of $829.7 million.   As of December 31, 2008, we managed a total lease portfolio of 11 engines and related equipment for other parties. We also seek, from time to time, to act as leasing agent of engines for other parties and we also own a relatively small portfolio of aircraft that we lease.

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

The Company acquires engines for its leasing portfolio in a number of ways.  It enters into sale and lease back transactions with operators of aircraft and providers of engine of maintenance cost per hour services.  We also purchase both new and used engines, on a speculative basis, (i.e. without a lease attached from manufacturers or other parties which own such engines).

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

•                  changes in the supply and cost of aircraft equipment; and

•                  technological developments.

In addition, the value of particular used engines varies greatly depending upon their condition, the maintenance services performed during the lease term and, as applicable, the number of hours or cycles remaining until the next major maintenance is required. If we are unable to lease, sell or part out engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.

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

Our Competitive Advantages

We are uniquely positioned in the market and remain competitive, in part, due to the following advantages:

•                  We have an entrepreneurial culture and our size and independent ownership structure gives us a unique ability to move faster than our competition.  We were founded in 1985 as a startup venture by our Chief Executive Officer, Charles F. Willis, and we continue to foster an entrepreneurial attitude among our executives and employees.  Unlike most other aircraft engine leasing companies, we are not tied to a particular manufacturer and are not part of a larger corporate entity.  As a result, we can react more nimbly to customer demands and changes in the industry.

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

•                  We have a diverse portfolio by customer, geography and engine type.  As of December 31, 2008, we had a total lease portfolio consisting of 160 engines and related equipment, four aircraft and three spare parts packages with 64 lessees in 35 countries and an aggregate net book value of $829.7 million

•                  We have a diverse product offering (by engine type and types of leases).  We lease a variety of noise-compliant, Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.   We offer short and long-term leases, sale/leaseback transactions and engine pooling arrangements where members of the pool have quick access to available spare engines from us or other pool members, which are typically structured as short-term leases.

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

We compete primarily with aircraft engine manufacturers as well as with other aircraft engine lessors.  It is common for commercial aircraft operators and MROs to utilize several leasing companies to meet their aircraft engine needs and to minimize reliance on a single leasing company.

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

•                  We fail to maintain the following financial covenants set forth in the servicing agreement:

•                  Maintain a ratio of total indebtedness to tangible net worth ratio of less than 5.0-to-1.0; and

•                  Maintain a ratio of earnings before interest, taxes to interest (excluding any extraordinary gains or losses and pre-WEST engine financing costs) of at least 1.2-to-1.0 on a rolling-four-quarter basis;

•                  We undergo one of certain of change of control transactions set forth in the servicing agreement; and

•                  We default in the payment of other indebtedness of $10.0 million or more or indebtedness in such amount shall have been accelerated as a result of an event of default under the applicable agreements.

As of December 31, 2008 we were in compliance with the financial covenants set forth above.  There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the West facility.  If we are removed, our expenses would increase since our consolidated subsidiary, WEST, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of out standing options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option/Stock Issuance Plan*	1,204,407	$7.01	—
2007 Stock Incentive Plan	—	n/a	1,203,181
Total	1,204,407	$7.01	1,203,181

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders.  The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock.  829,862 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2008.  Of this amount, 33,043 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 1,203,181 shares which were available as of December 31, 2008 for future issuance under the 2007 Incentive Plan.

ITEM 9A                CONTROLS AND PROCEDURES

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

Inherent Limitations on Controls.  Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this assessment our management believes that, as of December 31, 2008, our internal control over financial reporting is effective under those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation discussion and analysis describes the material elements of our compensation program for Named Executive Officers. The Compensation Committee of the Board of Directors (the “Compensation Committee”) oversees the design and administration of our executive compensation programs. The Compensation Committee is comprised of four independent directors: Gérard Laviec (Chair), W. William Coon, Jr., Hans Joerg Hunziker and Robert T. Morris. The Compensation Committee meets formally twice per year, and more often if needed. Each meeting includes an executive session, with no member of management present. The Compensation Committee’s charter is available on the Company’s web site (www.willislease.com).

The Compensation Committee retains compensation consultants from time to time to evaluate executive compensation levels and advise on specific programs; the consultants report directly to the Compensation Committee. For the past two years, the Compensation Committee has retained Smith Consulting to advise on various compensation issues. Smith Consulting has no other contract or business relationship with Willis Lease.

Compensation Philosophy and Objectives

The objectives of our compensation programs are to attract and retain high performing executives, to provide a substantial link between the company’s performance and executive pay, and to provide shareholders with a superior rate of return.

It is difficult to determine a precise peer group because the vast majority of the Company’s direct competitors are business units within much larger corporations such as General Electric, United Technologies and Bank of Tokyo Mitsubishi such that the heads of the leasing divisions do not appear in proxy statements as Named Executive Officers —therefore, the Compensation Committee makes its decisions based primarily on its understanding of compensation practices in the aviation services and leasing markets, generally, and for companies of comparable size.  Accordingly, with the help of Smith Consulting, the Company has developed information on executive pay practices in financial services companies similar in size to the Company, primarily using surveys including, “Watson Wyatt Data Services Top Management Compensation Report” published annually by Watson Wyatt Worldwide.

The 2008 Watson Wyatt survey (last used by our consultant to compare top executive compensation at the Company) included data on 17,900 executives in over 2,500 organizations.  The Watson Wyatt survey was used primarily to compare base salaries and annual incentive compensation levels.  The comparison groups from which Watson Wyatt survey data was drawn included industrial companies with sales revenues from $50 to $200 million, all industrial companies with sales under $1 billion, and financial institutions with assets under $2 billion.  Since the organizations included were most comparable to the business of the Company, the Smith Consulting analysis focused primarily on the third group — financial companies with assets under $2 billion.  The companies included in this third grouping were:

•                 Amalgamated Bank of Chicago

•                 American Bank

•                 Bank of Blue Valley

•                 Bankers’ Bank

•                 Educational Employees Credit Union - Ft Worth

•                 Elevations Credit Union

•                 Federal Reserve Bank of Boston

•                 First Bank Holding Company, Colorado

•                 Liberty Bank

•                 National Chiropractic Malpractice Insurance Company

•                 SAC Federal Credit Union

•                 The Bank of Tampa

•                 Thrivent Financial for Lutherans

•                 United Bankers Bank

•                 University Federal Credit Union

The individual elements of compensation are targeted at different areas.  Base salaries are sufficiently competitive to attract and retain highly capable executives; annual incentive bonuses are intended to reward meeting budgeted earnings goals each year; long-term incentives, now primarily in the form of grants of restricted stock, are intended to align executive and shareholder interest, reward long term growth of revenues and earnings, and provide an incentive for key executives to stay with the organization over the long term.

Our intention is to provide total compensation opportunity targeted at the 75th percentile of prevailing market compensation, and to pay that level of compensation only when the Company’s financial goals are achieved or exceeded.  At the time of the Smith Consulting review, the base salaries of Company executives compared to the 75th percentile of the financial institutions peer group as follows:

Executive	Base Salary as a % of 75th Percentile
Mr. Willis:	92%
Mr. Beaumont	71%
Mr. Forsyth	69%
Mr. Nord	78%

Smith Consulting also compared annual incentive bonus opportunity to the survey groupings, to determine whether the Company’s target bonuses (the amount intended to be paid when budget and other organizational goals are met) were reasonable and competitive.  The following table shows targeted bonus percentage for top Company positions and two industry groupings, expressed as a percentage of base salary:

Executive	Company	General Industry	Financial Institutions
Chief Executive	100%	90%	98%
COO	85%	77%	64%
CFO	60%	62%	59%
CLO	50%	44%	49%

In order to account for the differences in bonuses actually paid among companies and as an additional data point, a comparison of the total annual cash compensation (assuming target bonuses) for the Named Executive Officers to the total annual cash compensation actually paid for the survey group was made as follows:

Executive	Annual Cash Compensation as a % of 75th Percentile
Mr. Willis:	93%
Mr. Beaumont	80%
Mr. Forsyth	69%
Mr. Nord	78%

At the time of the Smith Consulting study, the comparative annual cash compensation (salary and bonus) levels for the four executives above compared as follows to the survey data:

•                  Chief Executive:  Mr. Willis’ then base salary and target bonus totaled $1,236,250, or 93% of the 75th percentile for the financial industry survey group.  The Compensation Committee felt that Mr. Willis’ annual cash compensation should be targeted at 100% of the peer group 75th percentile, given his many years of excellent leadership and the Company’s outstanding results.

•                  COO:  Mr. Beaumont’s targeted annual cash compensation represented 80% of the survey group’s 75th percentile.  At the time, the Compensation Committee believed that this was appropriate, given that Mr. Beaumont was new in his position and the expectation that his performance would improve as time progressed.

•                  CFO:  While Mr. Forsyth’s targeted annual cash compensation was only 69% of the 75th percentile, the Compensation Committee believed that this was appropriate given Mr. Forsyth’s relatively short tenure and that this was his first position as a Chief Financial Officer.

•                  CLO:  Mr. Nord’s targeted annual cash compensation was 78% of the peer group 75th percentile.  In the Compensation Committee’s judgment, this was an unreasonably low level of compensation given Mr. Nord’s experience and performance and the fact that has management responsibilities that go beyond the legal function alone.  The Compensation Committee’s intention was to move Mr. Nord’s compensation to a more competitive position over time.

Because of the transition in Mr. Nunemaker’s duties from COO to General Manager Leasing, the Compensation Committee determined not to adjust his base salary.

Mr. Willis and Mr. Nunemaker determined the base salary increase for Ms. Webber in their discretion based on their subjective evaluation of her performance.

The total annual cash compensation (based on the actual bonuses paid) for the listed Named Executive Officers to (i) the total annual cash compensation actually paid for the survey group as well as to (ii) the Named Executive Officer’s target total annual cash compensation (assuming target bonus) is set forth in the columns of the chart below.  Such percentages result because Mr. Beaumont received no bonus since he was not employed on December 31, 2008 and the other Named Executive Officers received approximately a 186.9% payout of 2008 target bonuses based on the extent to which the Company exceeded the target return on equity of 11.6% as described below.

Executive	Annual Cash Compensation as a % of 75th Percentile	Annual Cash Compensation as a % of Target Annual Cash Compensation
Mr. Willis	133%	143%
Mr. Beaumont	43%	54%
Mr. Forsyth	91%	133%
Mr. Nord	101%	129%

To compare long term incentives in the marketplace, Smith Consulting used data from a composite survey obtained through Watson Wyatt that blended long term incentive market data as reported by Towers Perrin, Mercer, and Watson Wyatt surveys.  These surveys represent data collected from hundreds of companies in various industries, and thus provide a broad sample from which to determine competitive long-term incentive grants for executives.  The composite data base shows the dollar value of typical long-term incentive grants as a percentage of base pay at the 25th, 50th, and 75th percentiles at various salary levels.  In its assessment, the Compensation Committee decided to focus on the 50th percentile level in determining long-term incentive grants for Company executives.  Since base salary levels were already targeted at the 75th percentile, the result would produce total compensation targeted at approximately the 75th percentile, on a blended basis.

The following table shows the survey data points used by the Compensation Committee in determining restricted stock grants for top Willis Lease executives:

Salary Level	LTI Grant as Multiple of Base Pay		Target $ Value of Grant
$600,000	1.68	x	$1,008,000
$300,000.81		x	$243,000
$200,000.42		x	$134,000

These target values are general guidelines used by the Compensation Committee.  Although the Compensation Committee models its grants on these guidelines, the actual grants vary based on the Compensation Committee’s and Mr. Willis’ subjective evaluation of each executive’s performance and potential and the Company’s overall financial position and performance.

Governance of Compensation Programs

Our CEO, in conjunction with human resources, develops recommended annual salaries, incentive targets and long-term incentive compensation for the Named Executive Officers. Using the published survey and comparator group information described above under “Compensation Philosophy and Objectives,” and based on competitive market information provided by the Compensation Committee’s outside consultant, the Compensation Committee approves the annual salaries, incentive targets and long-term incentive compensation for the Named Executive Officers.

In 2006 and early 2007, with the advice of Smith Consulting, the Compensation Committee approved the terms of employment contracts negotiated with Messrs. Beaumont and Forsyth as being consistent with current market for their respective positions. The Compensation Committee also approved increases in Messrs. Willis’ and Nord’s base salaries. In Mr. Willis’ case the increase represents the Committee’s assessment of his performance and input from its consultant. In Mr. Nord’s case the Compensation Committee considered Mr. Willis’ recommendation and input from its consultant and increased his compensation over a two-year period because it believed that it was out of step with the market. Effective January 1, 2008 the Compensation Committee increased Mr. Willis’ and Mr. Forsyth’s base salary. The Compensation Committee decided to increase Mr. Willis’ base salary in recognition of his continued outstanding performance in leading the organization and to bring it in line with the desired position (75th percentile of market), taking into account the fact that in  2007 under Mr. Willis’s leadership the Company’s total revenue increased $16 million or 15%, lease portfolio assets increased $142 million or 23%, and earnings per diluted share increased $0.10 to $1.66. Mr. Forsyth’s base salary was increased in recognition of his excellent performance, his growth in the CFO position, his increasing role as a part of the senior management team, and the relatively low position of his salary in the marketplace.  Mr. Forsyth’s base salary at his hire date of January 2007 was lower than market reflecting the fact that this was his first CFO position.  In addition to increasing his salary to reflect his experience and growth in the role, the Compensation Committee took note that in addition to effectively managing the company’s regular auditing and public reporting activities, he upgraded the staff of the accounting group in a majority of positions, successfully negotiated a new “warehouse” financing facility in conjunction with our WEST securitization and oversaw the implementation of a significant change in Company’s accounting for maintenance reserves paid under its leases.

On December 16, 2008 the Compensation Committee approved a revised Employment Agreement for Mr. Willis which superseded his previous agreement entered into in 2000. Mr. Willis’ employment agreement was amended and restated to update its terms since the prior employment agreement was entered into in 2000.  In addition, in connection with such amendment and restatement, the bonus provisions were clarified such that it was made clear that there was no guaranteed minimum bonus.

Mr. Willis and Mr. Nunemaker determined the base salary increase for Ms. Webber in their discretion based on their subjective evaluation of her performance, resulting in a merit increase recognizing her continued excellent performance managing the company’s technical group, which is critically important to the Company’s overall success.

Elements of Compensation

Each element of compensation has a different purpose, although in combination they are intended to make sure that Willis Lease has a competitive compensation package that attracts top talent and provides incentives that encourage a high level of short- and long-term performance for the benefit of shareholders.

The Compensation Committee looks at these elements both individually (to ensure that each element is achieving its objective) and collectively (to ensure that the total compensation package is competitive).  In the Compensation Committee’s view, all three of the primary compensation elements — salary, annual incentive bonus, and long term incentives through restricted stock grants — are balanced.  In other words, the intention is to have each element paid at the 75th percentile for high performers, not favoring any one element over the other.  Thus, failure to achieve annual incentive goals in one year (or surpassing these goals) would not result in a Compensation Committee decision to increase (or reduce) other aspects of compensation.

Components of the total executive compensation package include:

Base Salary:  Each officer’s base salary is set on the basis of the Compensation Committee’s assessment of salary levels in effect for comparable positions in the labor market, the officer’s personal performance, and internal comparability considerations. The weight given these factors may vary from individual to individual. Base salaries are reviewed annually, and adjustments are made in accordance with the factors described above.  Base salary increases depend in part on market competitiveness, time in position, individual performance and growth during the year, and expected future performance.  (See “Compensation Philosophy and Objectives” for a discussion of the Compensation Committee’s rationale for salary increases for individual Named Executive Officers).

Internal equity is also an important consideration in setting compensation levels for Company executives.  Since the Company is different in some respects from the other industrial and financial companies in the survey samples, and since to some degree responsibilities of the Company’s executive officers differ from those in typical companies (for example our General Counsel is also responsible for Human Resources and Ms. Webber manages critical functions that represent about one half of the Company’s employees), the Compensation Committee gives some consideration to relative internal responsibilities when determining salaries, annual incentive bonus targets, and long term incentive grants.  For example, since Mr. Forsyth and Mr. Nord both manage key staff functions for the Company, the Compensation Committee believes it is important that their compensation be generally in the same range.

Annual Incentive Compensation:  The Compensation Committee has established an annual incentive program designed to reward both the achievement of specific financial goals and individual performance. Executives participate in a company-wide bonus plan with each employee participant having an individual target bonus based on a percentage of base salary. The bonus plan rewards the achievement of a financial goal set by the Board on an annual basis. A “bonus pool” is determined in the annual budgeting process which will be funded if we achieve the financial goal.

In 2008 the bonus plan provided for a bonus pool based on the achievement of a 11.6% return on equity, which was the goal established by the Board.  Return on equity is calculated as net income attributable to common shareholders divided by common equity, calculated as total shareholders’ equity less preferred stock. If the Company achieved 11.6% return on equity, the bonus pool would be fully funded and all employees, including the executives, would receive essentially 100% of their target bonuses which range from 100% (in the case of the CEO) to 15% of base salary. If return on equity was less than 11.6%, the bonus pool would be correspondingly reduced. If return on equity was less than 80% of this goal, the bonus pool would be eliminated and no bonuses would be paid. Under the 2008 Bonus Plan, increases in Company return on equity in excess of 11.6% resulted in an additional 20% of such increase for the 2008 bonus pool to be distributed to all employees participating in the Company-wide plan. The Compensation Committee also approved up to $100,000 in discretionary awards for the 2008 year which could be awarded by the Compensation Committee to senior management based on the recommendation of the Chief Executive Officer for his reports and based on the determination of the Compensation Committee for the Chief Executive Officer and up to an additional $100,000 for discretionary bonus grants to others.

The Company achieved a return on equity for 2008 of 14.6%. Because of the favorable Company return on equity results for 2008 and the resulting impact on bonuses for all eligible participants, the Compensation Committee determined that no additional discretionary bonuses were needed for Named Executive Officers or others and did not grant any of the $200,000 in discretionary bonus awards.  Therefore, the entire bonus pool became available for payment to eligible participants based on their target bonus percentages.  Each participant’s target bonus percentage multiplied by the participant’s base salary paid while a participant during 2008 was calculated to be the participant’s target bonus amount.  Each participant’s share of the bonus pool was a fraction (expressed as a percentage) of the bonus pool, the numerator of which is the participant’s target bonus amount and the denominator of which is the target bonus amount of all participants.  This percentage is multiplied by the total bonus pool to determine each participant’s share of the bonus pool. The net effect of these calculations resulted in all eligible participants, including the Named Executive Officers, receiving a bonus of approximately 186.9% of their target bonus amount

The determination of the target bonus percentages for the Named Executive Officers (other than Ms. Webber) started with the target bonus percentage set forth in their employment agreements, which percentages were determined in part by compensation negotiations at hire and in part by evaluating competitive target incentive levels as reported by the Watson Wyatt survey data.  (See “Compensation Philosophy and Objectives”). The employment agreement for Messrs. Willis, Forsyth, Nord and Beaumont provided for target bonus percentages of 100%, 60%, 50% and 85%, respectively, and are supported by the survey comparisons described above.  The employment agreement for Mr. Nunemaker provided for a target bonus percentage of up to 85% of base salary for the 2000 bonus program.  Because of the transfer of certain chief operating officer duties, Mr. Nunemaker’s target bonus percentage has since been set at 50% of base salary.  Although Ms. Webber does not have an employment agreement, Ms. Webber’s target bonus percentage has been set at 30%.

Long-term Incentive Compensation:  To reward executives for the long term growth in the value of the Company’s shares, the Compensation Committee also makes annual long-term incentive grants. Grants of restricted stock awarded to officers, including all Named Executive Officers, are based primarily on competitive grant practices in industry as determined in the blended long term incentive survey (using Mercer, Towers Perrin, and Watson Wyatt data) as described above.  Also, as explained above, each element of compensation is determined separately and therefore other forms of compensation paid to Named Executive Officers do not directly influence the amount of long-term incentive compensation that the Company awards.

Prior to June 2006, stock options (non-qualified and incentive stock options) were the primary form of long-term incentives for our executives. Because the 1996 Stock Option Plan expired in June 2006, no option grants were made after that date.  The Incentive Plan approved by the stockholders in 2007 provided the flexibility to grant a variety of types of equity awards to provide long-term incentives to employees rather than being limited to options as the prior plan required.  In conjunction with the approval of the new incentive plan, the Compensation Committee shifted its primary type of long-term incentive grants from options to restricted stock.  The Compensation Committee, after consulting with its compensation consultant, has used as a general guide a 1-to-3 ratio for restricted stock in comparison to options — a guideline of one share of restricted stock is roughly equivalent to 3 options.  In the Compensation Committee’s judgment, restricted stock reduces the dilution of stockholders’ interest by giving approximately the same value with only 1/3 of the number of shares as would be involved in an option grant.  The introduction of the requirement to expense option awards for financial statement reporting purposes also makes restricted stock more attractive in both an absolute dollar sense and simplicity in calculating the accounting expense of the grants.  The Compensation Committee also believes that restricted stock has a stronger retention value than do options which can expire without providing any incentive benefit. The current expectation is that restricted stock awards will be the primary form of long term incentives for our executives.

The January 2008 restricted stock grants were made as the long-term incentive compensation for 2008 and the December 2008 restricted stock grants were made as the long-term incentive for 2009 in accordance with the Compensation Committee’s review of competitive grant practices in industry as described above.  The Compensation Committee and Mr. Willis reviewed the long-term incentive guidelines discussed above and made a subjective overall assessment with respect to the executives (other than Mr. Willis) to determine the size of the January 2008 and December 2008 restricted stock grants to such executives.  The Compensation Committee made a similar subjective assessment with respect to Mr. Willis to determine the size of his restricted stock grants.

The July 2008 restricted stock  grants were made to certain executives instrumental in the successful completion of a significant refinancing of our WEST securitization (discussed in Item 1 above and the following paragraph).  The completion of the significant refinancing of the Company’s WEST securitization was treated as similar in importance to the initial WEST transaction.   The number of restricted stock grants made was based on the number of options granted in 2005 in recognition of the original WEST financing. In recognition of the difference between  restricted stock and options  (in conformity with the general guideline discussed above of 1 to 3 ratio for restricted stock in comparison to stock), the number of restricted  stock grants made in 2008 was approximately 1/3 of the options granted in 2005.

The WEST transaction involved the Willis Engine Securitization Trust, or “WEST,” a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by the Company and consolidated in the Company’s financial statements.  The Company established WEST in 2005 to acquire and finance engines owned by another of the Company’s wholly-owned subsidiaries, WEST Engine Funding LLC.  In August 2005 and again in March 2008, WEST issued and sold notes to finance its acquisition of engines.  WEST’s obligations under these notes are serviced by revenues from the lease and disposition of its engines, and are secured by all its assets, including all its interests in its engines, its subsidiaries, restricted cash accounts, engine maintenance reserve accounts, all proceeds from the sale or disposition of engines, and all insurance proceeds. WEST gives the Company the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both the Company and the investors.  The asset-backed securitization provides a significant improvement to the Company’s capital structure by better matching debt maturity to asset life.  It includes a warehouse facility to provide additional borrowing capacity, which offers new capital to fund growth and provides a structure for regular placement of additional term notes in the future as the warehouse matures.

Employee Stock Purchase Plan:  With the exception of the CEO, whose ownership level precludes his participation under IRS regulations, our Named Executive Officers, as well as all other eligible employees, may purchase Company shares at a discount under the Employee Stock Purchase Plan.

Under the 1996 Employee Stock Purchase Plan (the “ESPP”) 175,000 shares of common stock have been reserved for issuance. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. The weighted average per share fair value of the employee’s purchase rights under the ESPP for the rights granted in 2008 was $2.77.

Executive Stock Ownership

While the Company promotes share ownership by its executives, and encourages them to acquire shares through the ESPP (in which all eligible executives participate) and long-term stock incentives in the form of restricted stock and stock options, there are currently no specific guidelines for executive stock ownership.

Deferred Compensation

We maintained a Deferred Compensation Plan through September 19, 2007. That Plan permitted participating executives to defer payment of up to 80% of their base salaries and/or part or all of their bonuses. Mr. Willis was the only executive who elected to participate in the Deferred Compensation Plan. In 2006 he terminated his participation and in early 2007 withdrew the balance of his previous deferred compensation. As a result he has no accumulated deferrals. Because of the lack of utilization of the plan, it was terminated by the Board on September 19, 2007.

Employment Agreements and Severance Payments

Employment agreements have been entered into with Messrs. Willis, Forsyth, Nunemaker and Nord.  In addition to providing for severance as described below, such agreements provide for base salary (subject to increase but not decrease unless part of a salary reduction program affecting all senior executive officers), bonus compensation (as described in the “Annual Incentive Compensation” section of the “Elements of Compensation” portion of the Compensation and Discussion Analysis) and certain benefits.  As described in detail below, the employment contracts specify certain severance benefits to be paid in the event of an involuntary termination or termination after a change of control. Consistent with our compensation philosophy, the Compensation Committee believes that the interests of stockholders are best served if the interests of senior management are aligned with those of the stockholders. To this end, we provide enhanced change of control severance benefits to certain of our executive officers to reduce any reluctance of the executive officers to pursue or support potential change in control transactions that would be beneficial to our stockholders. The agreement to pay such severance resulted from negotiations of employment terms with our Named Executive Officers. For further details, please refer to the section “Termination and Change in Control Payments” elsewhere in this proxy statement. The employment agreements also provide a nondisclosure and nonsolicitation of employees covenant for three years after termination of employment (except for Mr. Forsyth whose nonsolicitation covenant period is 2 years after termination of employment).

Mr. Beaumont’s severance payments were determined in accordance with his employment agreement as described in footnote 8 to the Summary Compensation Table - one year annual base salary as severance, one year annual base salary in lieu of notice and accrued vacation and sick pay.

Report of the Compensation Committee

The Compensation Committee of the Board of Directors has submitted the following amended report for inclusion in this Form 10-K/A:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on our review of and the discussions with management with respect to the Compensation Discussion and Analysis, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Compensation Committee

Gérard Laviec, Committee Chair

W. William Coon, Jr.

Hans Joerg Hunziker

Robert T. Morris

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of the following four independent directors: Gérard Laviec, Chairman, W. William Coon, Jr., Hans Joerg Hunziker and Robert T. Morris. None of our executive officers currently serves on our Compensation Committee. None of our executive officers is, or was during 2008, serving as a director of or member of the compensation committee of another entity, one of whose executive officers serves, or served, as a director of or on our Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer, Chief Financial Officer, the three most highly compensated executive officers other than the CEO and CFO and one individual for whom information would have been provided but for the fact that he was not serving as an executive officer at the end of the year, based on total compensation for their services with us in all capacities.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Grants ($) (f)		Non-Equity Incentive Plan Compensation ($)(3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(4) (i)		Total ($) (j)
Charles F. Willis, IV PRES., CEO	2006	618,125	—	—	—		584,391	—	38,011	(5)	1,240,527
	2007	650,000	—	88,559	—		920,527	200,379	53,486	(5)	1,912,951
	2008	682,500	—	565,000	—		1,275,475	—	113,439	(5)	2,636,414

Bradley S. Forsyth SVP, CFO	2006	—	—	—	—		—	—	—		—
	2007	230,000	—	20,891	—		245,435	—	57,966	(6)	554,292
	2008	260,000	—	147,733	45,200	(2)	291,537	—	8,002		752,472

Donald A. Nunemaker EVP, GM- Leasing	2006	297,275	—	—	—		238,894	—	19,423		555,592
	2007	297,275	—	13,511	—		210,500	—	24,287	(5)	545,573
	2008	297,275	—	100,788	—		277,778	—	21,991	(5)	697,832

Thomas C. Nord SVP, GC, SEC	2006	237,040	—	—	—		113,914	—	12,850		363,804
	2007	265,000	—	26,341	—		187,646	—	13,527		492,514
	2008	290,000	—	158,487	—		270,980	—	14,164		733,631

Judith M. Webber SVP, Technical Svcs	2006	168,050	—	—	—		47,664	—	9,810		225,524
	2007	173,537	—	7,632	—		88,729	—	10,972		280,870
	2008	190,000	—	50,054	—		106,523	—	10,972		357,549

Lee G. Beaumont EVP, COO	2006	182,474	—	—	—		150,580	—	35,284	(7)	368,338
	2007	360,000	—	27,340	241,500	(2)	433,355	—	27,762	(5)	1,089,957
	2008	297,050	—	76,320	—		—	—	775,543	(5)(8)	1,148,913

(1)                                 The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options and awards granted in years prior to 2008.

(2)                                 Grant date value of stock appreciation right granted in 2007, computed in accordance with SFAS 123(R) and in accordance with SEC rules.

(3)                                 Reflects cash bonuses paid to our Named Executive Officers pursuant to the annual incentive program. For a description of the program, see “Compensation of Executive Officers—Compensation Discussion & Analysis—Elements of Compensation—Annual Incentive Compensation” elsewhere in this Form 10-K/A.

(4)                                 Unless otherwise noted, amounts shown represent the following payments made on behalf of the officers: a 401(k) matching contribution, life insurance premium, and perquisites (if applicable).

(5)                                 As part of an employment agreement executed in 2008, Mr. Willis is provided a company car, three club memberships to facilitate his role as a Company representative in the community, and financial, tax and estate planning services with a maximum value of $30,000 per year. The amount of perquisites for Mr. Willis, Mr. Nunemaker and Mr. Beaumont are included because the aggregate amount, in each case, exceeds $10,000. The perquisites are valued as follows:

		Perquisites
		Financial Planning	Company Car	Club Memberships
Charles F. Willis, IV (aa)	2006	$15,000	$3,239	$6,840
	2007	15,000	17,886	7,254
	2008	30,000	11,458	7,093
Donald A. Nunemaker	2006	—	—	—
	2007	—	12,079	—
	2008	—	9,783	—
Lee G. Beaumont	2006	—	—	—
	2007	—	18,452	—
	2008	—	12,305	—

(aa)                           The methodology used for computing Mr. Willis’ financial planning and club memberships was to set forth the actual dollars reimbursed or paid for such costs.  The $11,458 listed for 2008 company car usage was a proration (based on personal use as a percentage of total use) of total lease payments, maintenance costs, registration, insurance and fuel costs.  If such personal percentage was applied only to the fuel costs as the incremental cost, such incremental cost for the use of the company car would have been $469.  In addition, Mr. Willis had guests accompany him on the Company’s plane on business trips during 2008 with no or de minimis incremental cost.  The Company paid $8,282 for an individual accidental death and dismemberment policy for Mr. Willis.  In addition, Mr. Willis participated in certain group life, disability, and accidental death and dismemberment insurance where his portion of the premium paid approximated $3,327 in total.

(6)                                 Includes relocation reimbursement in the amount of $50,000 to assist with relocation to the Company’s headquarters.

(7)                                 Includes relocation reimbursement in the amount of $35,000 to assist with relocation to the Company’s headquarters.

(8)                                 Includes $754,000 under Mr. Beaumont’s Employment Agreement for severance and payment in lieu of notice.

The following table sets forth certain information with respect to the grant of non-equity incentive plan awards under our Annual Incentive Program in 2008.

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended 2008

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Awards ($)(2)	Grant Date

Charles F. Willis, IV PRES., CEO	341,250	682,500	—	77,504	957,949	1/15/08
				17,666	165,000	7/17/08
				97,500	853,125	12/17/08

Bradley S. Forsyth SVP, CFO	78,000	156,000	—	20,668	255,456	1/15/08
				11,777	109,997	7/17/08
				31,200	273,000	12/17/08

Donald A. Nunemaker EVP, GM-Leasing	74,319	148,638	—	17,723	219,056	1/15/08
				33,974	297,272	12/17/08

Thomas C. Nord SVP, GC, SEC	72,500	145,000	—	17,289	213,692	1/15/08
				11,777	109,997	7/17/08
				24,857	217,499	12/17/08

Judith M. Webber SVP, Technical Svcs	28,500	57,000	—	7,552	93,343	1/15/08
				16,286	142,502	12/17/08

Lee G. Beaumont EVP, COO(3)	148,750	297,500	—	11,777	109,997	7/17/08

(1)         Reflects potential awards from the 2008 annual incentive programs.

(2)         The amounts in this column represent the grant date fair value of restricted stock granted during 2008.  Such restricted stock was subject to vesting requirements as set forth in footnote 2 of the Outstanding Equity Awards at Fiscal 2008 Year-End table.  The 2008 grant of shares of restricted stock to Mr. Beaumont was forfeited upon his termination of employment as well as the remaining unvested shares of prior grants.

(3)         The grant date value of the one restricted stock award made to Mr. Beaumont in 2008 was $109,997.  This grant date value was calculated by multiplying the 11,777 shares of restricted stock by the market value ($9.34) on the grant date.

The following table sets forth certain information with respect to the outstanding equity awards held by the Named Executive Officers at the end of 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(2)	Market Value of Shares or Units of Stock That Have Not Vested($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Charles F. Willis, IV	44,250	14,750		9.20	8/5/2015
PRES, CEO	127,954			5.01	3/3/2013
	36,614			4.68	5/8/2012
	150,000			5.40	10/12/2011
	140,000			10.00	2/27/2011
	66,942			5.50	10/13/2010	261,556	$2,424,624
	565,760	14,750		6.71		261,556
Bradley S. Forsyth
SVP, CFO	—	—		—		79,895	$740,627
						79,895
Donald A. Nunemaker	21,000	7,000		9.20	8/5/2015
EVP, GM-Leasing	14,560			5.01	3/3/2013
	35,440			5.01	3/3/2013
	26,106			4.68	5/8/2012
	50,544			4.68	5/8/2012
	31,713			5.40	10/12/2011
	18,287			5.40	10/12/2011
	56,000			10.00	2/27/2011
	37,500			5.50	10/13/2010
	24,107			15.56	4/22/2009
	5,893			15.56	4/22/2009	62,206	$576,650
	321,150	7,000		7.18		62,206
Thomas C. Nord	16,500	5,500		9.20	8/5/2015
SVP, GC, SEC.	30,000			5.07	8/7/2013	74,412	$689,799
	46,500	5,500		6.54		74,412
Judith M. Webber	11,250	3,750		9.20	8/5/2015
SVP, Technical Svcs.	15,000			5.40	10/12/2011
	15,000			5.50	10/13/2010
	5,000			15.56	4/22/2009	29,774	$276,004
	46,250	3,750		7.46		29,774

(1)                                 Options vest in four equal annual installments on each anniversary of the grant date.

(2)                                 Shares of restricted stock vest in four or five equal annual installments on each anniversary of the grant date. The restricted stock grants that vest over 4 annual installments beginning on the first anniversary date of the award grant date are as follows:

Award Grant Date:	10/1/07*	1/15/08	7/17/08

Charles Willis	91,848	77,504	17,666
Bradley Forsyth	21,667	20,668	11,777
Donald Nunemaker	14,013	17,723
Thomas Nord	27,319	17,289	11,777
Judith Webber	7,915	7,552

*One fourth of the number listed in this column vested on 10/1/08 and therefore is not listed in the Outstanding Equity Award at Fiscal 2008 Year-End table.

The following shares of restricted stock vest over 5 annual installments beginning on the first anniversary date of the award grant date of 12/17/08:

Charles Willis	97,500
Bradley Forsyth	31,200
Donald Nunemaker	33,974
Thomas Nord	24,857
Judith Webber	16,286

The following table sets forth certain information with respect to options exercised by the named executive officer and stock that vested during fiscal year 2008.

OPTION EXERCISES AND STOCK VESTED

For Fiscal Year Ended 2008

	Option Awards		Stock Awards
Name of Executive Officer (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Charles F. Willis, IV	22,046	$159,393	22,962	$256,486
PRES., CEO
Bradley S. Forsyth	—	—	5,417	$60,508
SVP, CFO
Donald A. Nunemaker	22,500	$173,031	3,504	$39,140
EVP, GM-Leasing
Thomas C. Nord	—	—	6,830	$76,291
SVP, GC, SEC.
Judith M. Webber	14,906	$113,645	1,979	$22,105
SVP, Technical Svcs
Lee G. Beaumont	—	—	7,089	$79,184
EVP, COO

We do not offer pension benefits and have, therefore, omitted the Pension Benefits table.

Termination and Change in Control Payments

Employment contracts for Messrs. Willis, Forsyth, Nunemaker and Nord specify certain severance benefits to be paid in the event of an involuntary termination or a change of control.

The maximum of these benefits, payable to Mr. Willis, would represent three times his base salary and the average annual incentives he earned during the three years prior to his termination, plus payment of unvested annual incentives due during the year of termination, distribution of unpaid deferred compensation, immediate vesting of all stock options and restricted stock, and continued coverage for three years under the Company’s employee group benefit plans.

The maximum of these benefits, payable to Mr. Forsyth, would represent one year of his base salary for termination without cause or 18 months salary upon a change of control, plus, in case of a change in control, the average annual incentives he earned during two years prior to his termination, plus payment of unvested annual incentives due during the year of termination. In addition immediate vesting of all stock options and restricted stock scheduled to vest during the two years following the termination date, and continued coverage for one year under the Company’s employee group benefit plans.

The maximum of these benefits payable to Mr. Nunemaker would represent one year of his base salary for termination without cause or 18 months salary upon a change in control, plus, in case of a change in control, the average annual incentive he earned during the two years prior to his termination or one and one half times the average annual incentives earned during the two years prior to his termination upon a change of control, plus a prorated portion of his annual incentives due during the year of termination. In addition immediate vesting of all stock options and restricted stock, and continued coverage for one year under the Company’s employee group benefit plans or 18 months if a change of control.

The maximum of these benefits, payable to Mr. Nord, would represent six months of his base salary for termination without cause or one year’s salary upon a change in control, plus, in case of a change in control, the average annual incentive he earned during the two years prior to his termination, plus payment of annual incentives due during the year of termination. In addition immediate vesting of all stock options and restricted stock scheduled to vest during the two years following the termination date, and continued coverage for six months under the Company’s employee group benefit plans.

However, if any of these payments or benefits would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”), as amended, and would be subject to the Excise Tax imposed by Section 4999 of the Code, the contract stipulates that payments to Messrs. Willis, Forsyth, Nunemaker and Nord will be reduced to an amount equal to the larger of the amount the executive would receive if their payment were reduced to a level that would not trigger the “parachute payment” excise tax, or the full payment subject to the excise tax.

If a named executive officer ceases to be employed by us because of his resignation or retirement, no severance payments are owed by us.

The following table shows potential payments to our Named Executive Officers under existing contracts for termination without cause or in connection with a change in control in each case, on December 31, 2008.

Potential Payments on Termination or Change of Control

	Willis		Forsyth		Nunemaker		Nord
	Termina- tion	Change of Control	Termina- tion	Change of Control	Termina- tion	Change	Termina- tion	Change of Control
Severance payment	$2,047,500	2,047,500	$260,000	$390,000	$297,275	$445,913	$145,000	$290,000
In lieu of notice	682,500	682,500	260,000	260,000	148,638	148,638	145,000	145,000
Annual incentives	3,149,375	3,149,375	536,973	536,973	502,475	614,824	421,760	421,760
Accrued Vacation and Sick Pay	105,000	105,000	28,520	28,520	28,585	28,585	44,615	44,615
Continued Coverage under all group plans	78,049	78,049	15,750	23,625	31,907	47,860	6,590	13,179
Club Memberships	21,780	21,780	0	0	0	0	0	0
Financial/Tax/Estate Planning	90,000	90,000	0	0	5,000	5,000	0	0
Accelerated Vesting of Restricted Stock Awards and Options(1)	2,424,624	2,424,624	366,508	366,508	576,650	576,650	353,539	353,509
Total	8,598,828	8,598,828	1,467,751	1,605,626	1,590,530	1,867,470	1,116,504	1,268,063

(1)         The value of the unvested restricted stock awards as of December 31, 2008 was set forth in the Outstanding Equity Awards at Fiscal 2008 Year-End table and based on the Company’s closing stock price on December 31, 2008 of $9.27.  The value of unvested options as of December 31, 2008 is calculated by subtracting the exercise price of the unvested options ($9.20) from the closing stock price on December 31, 2008 ($9.27) for a spread of $.07.  This spread is then multiplied by the number of such outstanding unvested options as set forth in the Outstanding Equity Awards at Fiscal 2008 Year-End table.  These values would be the same for both a termination without cause and a change of control.  The additional aggregate value of equity vesting acceleration as of December 31, 2008 for both a termination of employment without cause as well a change of control which in the case of Messrs. Forsyth and Nord, is limited to awards vesting in the two years following termination.

Mr. Beaumont’s severance payment was comprised of severance in an amount equal to his annual base salary ($350,000), payment in lieu of notice equal to his annual base salary ($350,000) and accrued vacation and sick pay equal to $54,000.

Director Compensation

Our outside, independent (non-employee) directors are compensated by a combination of an annual cash retainer, and restricted stock, with additional stipends for the Chairs of the Audit and the Compensation Committees. In addition, new independent directors are granted 5,000 shares of restricted Company stock on their appointment.

The Company does not provide additional compensation to executives who serve on the Board.

In July 2008, based on an analysis of market levels for board compensation in companies the size of Willis Lease conducted by Smith Consulting, the Board voted to adopt a new schedule for independent director compensation, to be effective January 1, 2008. The total fee was increased to $94,000 per year, one-half payable in cash and one-half in the form of an award of restricted stock based on the closing price of the Company’s shares on the date of the Annual Meeting of Stockholders. The Chair of the Audit Committee continues to receive a $10,000 stipend and the Compensation Chair receives a $5,000 stipend. Also in July 2008 in recognition of the disparity between their home currencies and the U.S. dollar the Board voted to modify the directors’ fees payable to Messrs. Laviec and Hunziker, effective January 1, 2008. Their fees were adjusted to reflect the ratio between their home currency and the U.S. dollar at the date of their first election as an independent director. The amounts of such payments are reflected in the table below.

The following table summarizes compensation by individual independent director for 2008.

DIRECTOR COMPENSATION

For Fiscal Year Ended 2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Gérard Laviec	111,638	45,629	—	—	—	—	157,267
Hans Joerg Hunziker	56,871	45,629	—	—	—	—	102,500
W. William Coon, Jr.	47,000	58,915	—	—	—	—	105,915
Robert T. Morris	57,000	58,915	—	—	—	—	115,915
Austin C. Willis	4,121	405					4,526

(1)                                 The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2008.

Under the 2007 Plan each non-employee Board member received a restricted stock grant of 5,000 shares of common stock when they first become a non-employee Board member. In addition each individual who is to continue to serve as an independent director is granted $47,000 worth of restricted stock based on the market price of our common stock on the date of the Company’s Annual Meeting of Stockholders.

Each 5,000 share initial restricted stock grant vests in a series of four successive equal annual installments over the recipient’s period of continued service as a Board member measured from the option grant date. Each $47,000 value annual restricted stock grant vests in one installment on the recipients’ completion of one year of Board service measured from the grant date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As required by NASDAQ rules, all material discretionary transactions between us and our Directors, executive officers or known principal stockholders (or their respective affiliates) must be approved by the Audit Committee. The Audit Committee does not intend to approve any such transactions unless it believes that they are on terms no less favorable to us than could be obtained from unaffiliated third parties.  The Company’s written Audit Committee Charter provides that the Audit Committee has responsibility to review related party transactions.

Gavarnie Holding, LLC, a Delaware Limited Liability Company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 36% of our common stock as of December 31, 2008. Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us, which are expected to generate lease rent revenue of approximately $1.9 million in 2009 and $1.6 million in 2010. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air remains current on all obligations except for $288,000 in overdue rent related to February and March 2009. Our leases with Island Air are currently being restructured and amended effective January 2009. The $784,000 in accumulated rent deferrals have been incorporated in the lease rents for two of the aircraft for the period January 2009 — April 2012.  During the difficult period in Hawaii involving uneconomic fares being charged by a competitor, Island Air, in an effort to conserve cash, deferred maintenance on engines leased by the Company. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the current maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Including this write down, the aircraft and engines on lease to Island Air have a net book value of $6.0 million at December 31, 2008. Subsequently Island Air has overhauled most of the leased engines.

The Company has entered into several agreements with J.T. Power LLC (“J.T. Power”), an entity whose majority shareholder, Austin C. Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours who became a Director of the Company on December 16, 2008. On November 17, 2008, the Company entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. On January 22, 2008, the Company entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2008, sales of consigned parts under these agreements were $2.6 million and commissions paid to J.T. Power were $0.4 million. The book value for the remaining parts consigned to J.T. Power as of December 31, 2008 was $3.6 million. On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. In 2008, we earned revenue of $33,500 and paid $0 in commission under this program.

Under a Time Sharing Agreement dated as of March 1, 2005 between the Company and Charles F. Willis, Mr. Willis has the ability to lease the Company’s Canadair Challenger aircraft from time to time for his personal use on an as needed as available basis. During 2007 he leased the aircraft for a total of 5.7 hours and paid the Company $12,150 for expenses related to the operation of the aircraft. During 2008 he did not lease the aircraft from the Company.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) and (c):  Exhibits:  The response to this portion of Item 15 is submitted below.

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, and (2) Amendment to Bylaws, dated December 16, 2008 (incorporated by reference to Exhibit 3.2 to our report on Form 10-K filed on March 31, 2009).

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

4.3

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4

Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed on October 4, 1999).

4.5

Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6

Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7

Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

10.1

Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 to our Registration Statement No. 333-5126-LA filed on June 21, 1996).

10.2

1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to our registration statement (No. 333-109140) on Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders filed on April 30, 2007).
10.4

Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K for the year ended December 31, 2000).
10.6	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to our report Form 8-K filed on September 23, 2005).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth February 20, 2007 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 21, 2007).

10.8

Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 to our report on Form 10-K filed on March 31, 2005).

10.9

Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-K filed on March 31, 2005).

10.10

Amendment No. 2 to Loan and Aircraft Security Agreement dated as of February 14, 2007 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.10 to our report on Form 10-K filed on March 31, 2009).

10.11

Amendment No. 3 to Loan and Aircraft Security Agreement dated as of August 28, 2008 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.11 to our report on Form 10-K filed on March 31, 2009).

10.12

Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed on November 29, 2005).

10.13

Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed on November 29, 2005).

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

10.16

Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to Exhibit 10.16 to our report on Form 10-K filed on March 31, 2009).

10.17

Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to Exhibit 10.17 to our report on Form 10-K filed on March 31, 2009).

10.18*

Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.18 to our report on Form 10-K filed on March 31, 2009).

10.19

Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed on November 29, 2005).

10.20

Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed on November 29, 2005).

10.21

Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 31, 2009).

10.22

Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.22 to our report on Form 10-K filed on March 31, 2009).

10.23

Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.23 to our report on Form 10-K filed on March 31, 2009).

10.24

Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to our report on Form 10-K filed on March 31, 2009).

10.25	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to Exhibit 10.25 to our report on Form 10-K filed on March 31, 2009).
10.26	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 31, 2009).

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

10.29

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to our Form S-1 Registration Statement (No. 333-130511) Amendment No. 1 filed on January 9, 2006).

10.30*

Second Amended and Restated Credit Agreement, dated as of June 30, 2006 among Willis Lease Finance Corporation, and Certain Banking Institutions named therein with National City Bank and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.52 of our report in Form 10-Q filed on August 14, 2006).

10.31	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2006 (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 31, 2009).
10.32

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 7, 2007 among Willis Lease Finance Corporation, National City Bank and Certain Banking Institutions (incorporated by reference to Exhibit 10.58 to our report on Form 10-K filed on March 31, 2008).

11.1	Statement re Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to our report on Form 10-K filed on March 31, 2009).
12.1	Statements re Computation of Ratios (incorporated by reference to Exhibit 12.1 to our report on Form 10-K filed on March 31, 2009).
14.1	Code of Ethics (incorporated by reference to our report on Form 10-K filed on March 31, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our report on Form 10-K filed on March 31, 2009).
23.1	Consent and Report of KPMG LLP (incorporated by reference to Exhibit 23.1 to our report on Form 10-K filed on March 31, 2009).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 11, 2010

Willis Lease Finance Corporation

By:	/s/ Charles F. Willis, IV
Charles F. Willis, IV
Chairman of the Board, President, and Chief Executive Officer

Dated:	Title	Signature

Date: May 11, 2010	Chief Executive Officer and Director	/s/ Charles F. Willis, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: May 11, 2010	Chief Financial Officer and Senior Vice President	/s/ Bradley S. Forsyth
	(Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: May 11, 2010	Director	/s/ Robert T. Morris
Robert T. Morris

Date: May 11, 2010	Director	/s/ Hans Joerg Hunziker
Hans Joerg Hunziker

Date: May 11, 2010	Director	/s/ W. William Coon, Jr.
W. William Coon, Jr.

Date: May 11, 2010	Director	/s/ Austin C. Willis
Austin C. Willis

Date: May 11, 2010	Director	/s/ Gerard Laviec
Gerard Laviec