Form 10-Q
period 2010-09-30
WILLIS LEASE FINANCE CORP
filed 2010-11-08
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 4, 2010
Common Stock, $0.01 Par Value	9,314,602

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                   Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$2,013	$2,056
Restricted cash	95,704	59,630
Equipment held for operating lease, less accumulated depreciation of $181,210 and $160,702 at September 30, 2010 and December 31, 2009, respectively	940,638	976,822
Equipment held for sale	7,847	14,263
Operating lease related receivable, net of allowances of $539 and $467 at September 30, 2010 and December 31, 2009, respectively	5,448	5,783
Notes receivable, net of allowances of $79 and $0 at September 30, 2010 and December 31, 2009, respectively	937	943
Investments	10,802	10,701
Assets under derivative instruments	—	3,689
Property, equipment & furnishings, less accumulated depreciation of $3,802 and $3,305 at September 30, 2010 and December 31, 2009, respectively	7,122	7,296
Equipment purchase deposits	2,683	2,082
Other assets	12,249	14,437
Total assets	$1,085,443	$1,097,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,384	$14,352
Liabilities under derivative instruments	20,495	11,584
Deferred income taxes	69,883	69,118
Notes payable, net of discount of $2,760 and $3,211 at September 30, 2010 and December 31, 2009, respectively	705,337	726,235
Maintenance reserves	49,099	46,752
Security deposits	5,352	5,481
Unearned lease revenue	2,918	3,387
Total liabilities	864,468	876,909

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,366,967 and 9,181,620 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	94	92
Paid-in capital in excess of par	61,699	60,671
Retained earnings	142,096	136,402
Accumulated other comprehensive loss, net of income tax benefit of $8,621 and $4,845 at September 30, 2010 and December 31, 2009, respectively	(14,829)	(8,287)
Total shareholders’ equity	220,975	220,793
Total liabilities and shareholders’ equity	$1,085,443	$1,097,702

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE
Lease rent revenue	$25,090	$25,806	$76,422	$76,984
Maintenance reserve revenue	9,739	17,729	23,721	33,063
Gain (Loss) on sale of leased equipment	5,224	(23)	7,533	735
Other income	138	130	992	829
Total revenue	40,191	43,642	108,668	111,611

EXPENSES
Depreciation expense	13,021	11,994	36,078	32,343
Write-down of equipment	2,659	2,093	2,659	3,021
General and administrative	7,282	7,726	20,334	20,347
Technical expense	2,041	1,896	6,390	4,234
Net finance costs:
Interest expense	10,362	9,213	31,268	26,330
Interest income	(66)	(42)	(162)	(246)
Gain upon extinguishment of debt	—	—	—	(895)
Total net finance costs	10,296	9,171	31,106	25,189
Total expenses	35,299	32,880	96,567	85,134

Earnings from operations	4,892	10,762	12,101	26,477

Earnings from joint venture	283	235	818	690

Income before income taxes	5,175	10,997	12,919	27,167
Income tax expense	(2,092)	(1,698)	(4,879)	(5,827)
Net income	$3,083	$9,299	$8,040	$21,340

Preferred stock dividends paid and declared-Series A	782	782	2,346	2,346

Net income attributable to common shareholders	$2,301	$8,517	$5,694	$18,994

Basic earnings per common share:	$0.27	$1.00	$0.66	$2.25

Diluted earnings per common share:	$0.25	$0.93	$0.62	$2.10

Average common shares outstanding	8,683	8,501	8,691	8,440
Diluted average common shares outstanding	9,080	9,161	9,256	9,027

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2010 and 2009

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	21,340	21,340

Unrealized gain from derivative instruments, net of tax expense of $2,045	—	—	—	—	3,542	—	3,542

Total comprehensive income							24,882

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares issued under stock compensation plans	—	114	1	438	—	—	439

Stock-based compensation expense	—	—	—	1,749	—	—	1,749

Tax benefit on disqualified dispositions of shares	—	—	—	172	—	—	172

Balances at September 30, 2009	$31,915	9,192	$92	$60,298	$(11,359)	$136,157	$217,103

Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793

Net income	—	—	—	—	—	8,040	8,040

Unrealized loss from derivative instruments, net of tax benefit of $3,776	—	—	—	—	(6,542)	—	(6,542)

Total comprehensive income							1,498

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares repurchased	—	(178)	—	(1,777)	—	—	(1,777)

Shares issued under stock compensation plans	—	363	2	594	—	—	596

Stock-based compensation expense	—	—	—	1,870	—	—	1,870

Tax benefit on disqualified dispositions of shares	—	—	—	341	—	—	341

Balances at September 30, 2010	$31,915	9,367	$94	$61,699	$(14,829)	$142,096	$220,975

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,040	$21,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36,078	32,343
Write-down of equipment	2,659	3,021
Amortization of deferred costs	3,976	3,256
Amortization of loan discount	451	517
Amortization of interest rate derivative cost	2,282	—
Allowances and provisions	151	351
Stock-based compensation expenses	1,870	1,749
Gain on sale of leased equipment	(7,533)	(735)
Gain on sale of leased equipment deposits	—	(400)
Gain upon extinguishment of debt	—	(895)
Earnings from joint venture	(818)	(690)
Changes in assets and liabilities:
Receivables	265	(716)
Notes receivable	(74)	—
Other assets	(1,521)	(2,451)
Accounts payable and accrued expenses	753	6,001
Deferred income taxes	4,542	4,729
Restricted cash	(36,074)	2,755
Maintenance reserves	2,347	2,843
Security deposits	(129)	(34)
Unearned lease revenue	(469)	(2,248)
Net cash provided by operating activities	16,796	70,736

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	62,815	23,512
Proceeds from sale of equipment deposits (net of selling expense)	—	6,580
Restricted cash for investing activities	—	(3,047)
Distributions from joint venture	716	575
Purchase of equipment held for operating lease	(55,197)	(141,944)
Purchase of property, equipment and furnishings	(370)	(53)
Net cash used in investing activities	7,964	(114,377)

Cash flows from financing activities:
Proceeds from issuance of notes payable	117,841	123,019
Debt issuance cost	(268)	—
Distributions to preferred stockholders	(2,346)	(2,346)
Proceeds from shares issued under stock compensation plans	596	439
Excess tax benefit from stock-based compensation	341	172
Repurchase of common stock	(1,777)	—
Principal payments on notes payable	(139,190)	(50,198)
Net cash (used in) provided by financing activities	(24,803)	71,086
(Decrease)/increase in cash and cash equivalents	(43)	27,445
Cash and cash equivalents at beginning of period	2,056	8,618

Cash and cash equivalents at end of period	$2,013	$36,063
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$13,214	$12,174
Income Taxes	$297	$259

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2010, and December 31, 2009, and the results of our operations for the three and nine month periods ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009. The results of operations and cash flows for the period ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2010.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our notional interest rate swaps of $490.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $20.5 million and $7.9 million as of September 30, 2010 and December 31, 2009, respectively. For the nine months ended September 30, 2010 and September 30, 2009, $14.5 million and $11.6 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Assets and Liabilities at Fair Value (in thousands)
	Total	Level 1	Level 2	Level 3
Balance at December 31, 2009
Derivatives	$(7,895)	$—	$(7,895)	$—
Total	$(7,895)	$—	$(7,895)	$—

	Total	Level 1	Level 2	Level 3
Balance at September 30, 2010
Derivatives	$(20,495)	$—	$(20,495)	$—
Total	$(20,495)	$—	$(20,495)	$—

During the nine months ended September 30, 2010 and December 31, 2009, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used, such as Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of  September 30, 2010 and 2009, and the gains (losses) recorded during the three and nine months ended September 30, 2010 and 2009 on those assets:

	Assets at Fair Value (in thousands)				Total Losses	Total Losses
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2010	September 30, 2010
					(in thousands)
Balance at September 30, 2010
Equipment held for sale	$7,847	$—	$6,878	$969	$(2,659)	$(2,659)
Total	$7,847	$—	$6,878	$969	$(2,659)	$(2,659)

					Total Losses	Total Losses
	Total	Level 1	Level 2	Level 3	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
					(in thousands)
Balance at September 30, 2009
Equipment held for sale	$18,823	$—	$18,823	$—	$(2,093)	$(3,021)
Total	$18,823	$—	$18,823	$—	$(2,093)	$(3,021)

At September 30, 2010, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $2.7 million was recorded in the three and nine months ended September 30, 2010, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines. At September 30, 2009, the Company used Level 2 inputs to measure the fair value of four engines that were involved in a consignment transaction with third parties. The asset write-down was calculated based upon a comparison of the asset net book values with the net proceeds expected from part sales arising from consignment of the engines. As a result, long-lived assets held and used with a carrying amount of $7.5 million were written down to their fair value of $5.4 million, resulting in an impairment charge of $2.1 million, which was included in earnings for the three months ended September 30, 2009. For the nine months ended September 30, 2009, long-lived assets held and used with a carrying amount of $19.2 million were written down to their fair value of $16.2 million, resulting in an impairment charge of $3.0 million.

(c) Subsequent Events: We have reviewed and evaluated material subsequent events through the date the financial statements were issued.

2.  Management Estimates

These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. On July 1, 2009 and again on July 1, 2010, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.3 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $561,600. We also lease office space in Shanghai, China. The lease expires December 31, 2010 and the remaining lease commitment is approximately $16,200. We also lease office and living space in London, United Kingdom. The office space lease continues month-to-month and the living space lease expires January 3, 2011; the remaining lease commitments total approximately $56,500.

During the remainder of 2010, we have commitments to purchase five engines and related equipment for a gross purchase price of $43.1 million. As at September 30, 2010, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2010 engine deliveries from CFM are included in our commitments to purchase.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.3 million as of September 30, 2010.

Nine Months Ended September 30, 2010 (in thousands)

Investment in WOLF A340, LLC as of December 31, 2009	$9,221
Earnings from joint venture	818
Distribution	(716)
Investment in WOLF A340, LLC as of September 30, 2010	$9,323

5.  Long Term Debt

At September 30, 2010, notes payable consists of loans totaling $705.3 million (net of discount of $2.8 million), payable over periods of three months to twelve years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments).  At September 30, 2010, we had revolving and warehouse credit facilities totaling approximately $440.0 million with $89.2 million in funds available to us. Our significant debt instruments are discussed below:

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our revolving credit facility.

At September 30, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from this facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of September 30, 2010, $89.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at September 30, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2010, we had $308.7 million of WEST term notes outstanding. The term notes are divided into $118.7 million Series 2005-A1 notes, $18.5 million Series 2005-B1 notes and $171.5 million Series 2008-A1 notes. At September 30, 2010, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2010, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2010, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

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

On December 13, 2007, we closed on a $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2010, $0.2 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature approximately December 2020 and the Series 2007-B2 notes mature approximately December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at September 30, 2010.

At September 30, 2010 and 2009, one-month LIBOR was 0.26% and 0.25%, respectively.

The following is a summary of the aggregate maturities of notes payable on September 30, 2010 (dollars in thousands):

Year Ending December 31,

2010 (three months remaining, includes $20.0 million for senior term loan)	$28,847
2011	59,895
2012 (includes $151.0 million outstanding on revolving credit facility)	205,312
2013	55,812
2014	69,756
2015 and thereafter	288,475
$708,097

6.  Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $22.8 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2010, we were a party to interest rate swap agreements with notional outstanding amounts of $490.0 million, remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at September 30, 2010 was negative $20.5 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of September 30, 2010, has used creditworthiness inputs that have been corroborated by observable market data regarding the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in thousands)
Interest rate contracts	Assets under derivative instruments	$—	$3,689
Interest rate contracts	Liabilities under derivative instruments	$20,495	$11,584

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into	Three Months Ended September 30,
Hedging Relationships	2010	2009	Income (Effective Portion)	2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(4,109)	$6,404	Interest Expense	$(4,670)	$(4,551)
Total	$(4,109)	$6,404	Total	$(4,670)	$(4,551)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Nine Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into	Nine Months Ended September 30,
Hedging Relationships	2010	2009	Income (Effective Portion)	2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(12,600)	$5,587	Interest Expense	$(14,473)	$(11,639)
Total	$(12,600)	$5,587	Total	$(14,473)	$(11,639)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of September 30, 2010, no hedging agreements exist under which the counterparty would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

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

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.9 million in stock compensation expense was recorded in the nine months ended September 30, 2010. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.6 years and totals $5.2 million. At September 30, 2010, the intrinsic value of unvested restricted stock awards is $6.9 million. The Plan terminates on May 24, 2017.

In the nine months ended September 30, 2010, 162,148 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 856,890 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $2.7 million.

During the Company’s Annual Stockholders’ Meeting held on May 20, 2010, the shareholders approved the Amendment and Restatement of the Employee Stock Purchase Plan (the “ESPP”) to increase the maximum number of shares of common stock authorized for issuance over the term of the ESPP from 175,000 to 250,000 shares and to extend the term of the ESPP until the last business day of July 2020.

8.  Income Taxes

Income tax expense for the nine months ended September 30, 2010 and 2009 was $4.9 million and $5.8 million, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 37.8% and 21.4%, respectively. The effective tax rate for the nine months ended September 30, 2009 included a discrete item recorded in the period totaling $3.6 million which decreased the rate by 13.0% and is described below. For the nine months ended September 30, 2009, an adjustment of $2.1 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted effective state income tax rate. For the nine months ended September 30, 2009, an adjustment of $1.5 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate related to these two adjustments resulted in a reduction in the long term deferred tax liability of $3.6 million, with the full amount offset against our tax provision in the nine months ended September 30, 2009.

Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock as of September 30, 2010. As of September 30, 2010, Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. As at September 30, 2010, after taking into account the deferred amounts, Island Air owes us $2.4 million in overdue rent related to February 2009 - September 2010. We hold letters of credit for $208,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us.  We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008.  Since that time, Island Air has addressed the maintenance condition of the leased assets and has made payments on its obligation in the first and second quarters of 2010. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $3.8 million at September 30, 2010. In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million to be recorded in the fourth quarter.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2010, sales of consigned parts were $23,000. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the nine months ended September 30, 2010, sales of consigned parts were $24,900. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the nine months ended September 30, 2010, sales of consigned parts were $4,200. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the nine months ended September 30, 2010, sales of consigned parts were $0.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the nine months ended September 30, 2010 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes payable as of September 30, 2010 was estimated to have a fair value of approximately $647.7 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Results of Operations

Three months ended September 30, 2010, compared to the three months ended September 30, 2009:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2010 decreased 2.8% to $25.1 million from $25.8 million for the comparable period in 2009. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis, partially offset by portfolio growth. The aggregate of net book value of lease equipment at September 30, 2010 and 2009 was $940.6 million and $921.0 million, respectively, an increase of 2.1%. The average utilization for the three months ended September 30, 2010 and 2009 was 86% and 88%, respectively. At September 30, 2010 and 2009, approximately 89% and 86% respectively of equipment held for lease by book value were on-lease.

During the three months ended September 30, 2010, we added $2.9 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2009, we added $48.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2010 decreased 45.1% to $9.7 million from $17.7 million for the comparable period in 2009. This decrease was due to the maturity of a lower number of long term leases in the current period, with two long term leases terminating in the three months ended September 30, 2010 compared with the termination of six long term leases in the year ago period. This was partially offset by higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in the three months ended September 30, 2010 than in the year ago period.

Gain on Sale of Equipment. During the three months ended September 30, 2010, we sold four engines and other related equipment generating a net gain of $5.2 million. Other than part sales sold through consignment vendors, there were no sales of leased equipment in the three months ended September 30, 2009.

Other Income. Our other income consists primarily of management fee income and lease administration fees. There was little change in other income for the three months ended September 30, 2010 from the comparable period in 2009.

Depreciation Expense. Depreciation expense increased 8.6% to $13.0 million for the three months ended September 30, 2010 from the comparable period in 2009, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types. As of July 1, 2010, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase in depreciation expense of $1.0 million for the three months ended September 30, 2010. The net effect of the change in depreciation estimate is a reduction in net income of $0.6 million or $0.06 in diluted earnings per share for the three months ended September 30, 2010 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.7 million for the three months ended September 30, 2010 compared to $2.1 million in the year ago period. Write-down of equipment to their estimated fair values totaled $2.7 million for the three months ended September 30, 2010 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-down of equipment to their estimated fair values totaled $2.1 million for the three months ended September 30, 2009 due to a management decision to consign five engines. The net book value of four of the engines exceeded the expected net proceeds to be received through part sales arising from consignment, resulting in a write-down of the assets at period end.

General and Administrative Expenses. General and administrative expenses decreased 5.8% to $7.3 million for the three months ended September 30, 2010, from the comparable period in 2009, due mainly to decreases in employment related costs ($1.1 million) which was partially offset by increases in corporate travel expenses ($0.4 million), system implementation expenses ($0.2 million) and relocation expenses ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 7.6% to $2.0 million for the three months ended September 30, 2010, from the comparable period in 2009 due mainly to an increase in engine maintenance costs due to higher repair activity ($0.1 million).

Net finance costs. Net finance costs include interest expense and interest income. Interest expense increased 12.5% to $10.4 million for the three months ended September 30, 2010, from the comparable period in 2009, due to an increase in average debt outstanding and an increase in the interest rate margin we pay on our revolving credit facility established in November 2009. After significant debt repayments in September 2010, the notes payable balance at September 30, 2010 was $705.3 million, down 1.2% from $713.6 million at September 30, 2009. All but $22.8 million of our debt is tied to one-month US dollar LIBOR which increased from an average of 0.26% for the three months ended September 30, 2009 to an average of 0.27% for the three months ended September 30, 2010 (average of month-end rates). At September 30, 2010 and 2009, one-month LIBOR was 0.26% and 0.25%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2010, such swap agreements had notional outstanding amounts of $490.0 million, average remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. As of September 30, 2009, such swap agreements had notional outstanding amounts of $533.0 million, remaining terms of between ten and sixty-six months and fixed rates of between 2.10% and 5.05%. In the three months ended September 30, 2010 and 2009, $4.7 million and $4.6 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended September 30, 2010, increased to $0.07 million from $0.04 million for the three months ended September 30, 2009, due to an increase in interest rates for our cash deposit accounts.

Income Taxes. Income tax expense for the three months ended September 30, 2010 and 2009 was $2.1 million and $1.7 million, respectively. The effective tax rate for the three months ended September 30, 2010 and 2009 was 40.4% and 15.4%, respectively. For the three months ended September 30, 2009, an adjustment of $1.8 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $1.8 million, with the full amount offset against our tax provision in the three months ended September 30, 2009. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Nine months ended September 30, 2010, compared to the nine months ended September 30, 2009:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2010 decreased 0.7% to $76.4 million from $77.0 million for the comparable period in 2009. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis, partially offset by portfolio growth. The aggregate of net book value of lease equipment at September 30, 2010 and 2009 was $940.6 million and $921.0 million, respectively, an increase of 2.1%. The average utilization for the nine months ended September 30, 2010 and 2009 was 85% and 90%, respectively. At September 30, 2010 and 2009, approximately 89% and 86%, respectively, of equipment held for lease by book value were on-lease.

During the nine months ended September 30, 2010, we added $50.0 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2009, we added $146.5 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2010, decreased 28.3% to $23.7 million from $33.1 million for the comparable period in 2009. This decrease was due to the maturity of a lower number of long term leases in the current period, with five long term leases terminating in the nine months ended September 30, 2010 compared with the termination of nine long term leases in the year ago period. Also contributing to the decrease was lower maintenance reserve revenues generated for engines on short term leases, for which usage was lower in the nine months ended September 30, 2010 than in the year ago period.

Gain on Sale of Equipment. During the nine months ended September 30, 2010, we sold seven engines and other related equipment generating a net gain of $7.5 million. During the nine months ended September 30, 2009, we sold four engines and other related equipment generating a net gain of $0.7 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees and increased 19.7% for the nine months ended September 30, 2010 to $1.0 million from $0.8 million for the comparable period in 2009. During the nine months ended September 30, 2010, we settled an insurance claim for $0.5 million for lease rents foregone for one of our engines which was unavailable for our use for a period of time. During the nine months ended September 30, 2009, we sold three helicopter 2009 delivery positions and generated $0.4 million other income in the period, after selling expenses.

Depreciation Expense. Depreciation expense increased 11.5% to $36.1 million for the nine months ended September 30, 2010 from the comparable period in 2009, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types. A change in depreciation in July 2010 resulted in a $1.0 million increase in depreciation expense for the nine months ended September 30, 2010. The net effect of the change in depreciation estimate is a reduction in net income of $0.6 million or $0.07 in diluted earnings per share for the nine months ended September 30, 2010 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.7 million for the nine months ended September 30, 2010 compared to $3.0 million in the year ago period. Write-down of equipment to their estimated fair values totaled $2.7 million for the nine months ended September 30, 2010 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-down of equipment to their estimated fair values totaled $3.0 million for the nine months ended September 30, 2009 due to a management decision to sell two engines and to consign six engines. The net book value of the engines exceeded the expected net proceeds to be received through outright sale or part sales arising from consignment, resulting in a write-down of the assets in the period.

General and Administrative Expenses. There was little change in total general and administrative expenses for the nine months ended September 30, 2010, from the comparable period in 2009. During the nine months ended September 30, 2010, increases in corporate travel and marketing expenses ($0.7 million), consulting fees ($0.3 million), system implementation expenses ($0.2 million) and relocation expenses ($0.3 million) were offset by a decrease in employment related costs ($1.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 50.9% to $6.4 million for the nine months ended September 30, 2010, from the comparable period in 2009 due mainly to increases in engine maintenance costs due to higher repair activity ($1.7 million), engine operating lease costs ($0.3 million) and engine thrust rental fees ($0.1 million).

Net finance costs. Net finance costs include interest expense and interest income and net (gain)/loss on debt extinguishment. Interest expense increased 18.8% to $31.3 million for the nine months ended September 30, 2010, from the comparable period in 2009, due to an increase in average debt outstanding and an increase in the interest rate margin we pay on our revolving credit facility established in November 2009. After significant debt repayments in September 2010, the notes payable balance at September 30, 2010 was $705.3 million, down 1.2% from $713.6 million at September 30, 2009. All but $22.8 million of our debt is tied to one-month US dollar LIBOR which decreased from an average of 0.36% for the nine months ended September 30, 2009 to an average of 0.28% for the nine months ended September 30, 2010 (average of month-end rates). At September 30, 2010 and 2009, one-month LIBOR was 0.26% and 0.25%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2010, such swap agreements had notional outstanding amounts of $490.0 million, average remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. As of September 30, 2009, such swap agreements had notional outstanding amounts of $533.0 million, remaining terms of between ten and sixty-six months and fixed rates of between 2.10% and 5.05%. In the nine months ended September 30, 2010 and 2009, $14.5 million and $11.6 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the nine months ended September 30, 2010, decreased to $0.16 million from $0.25 million for the nine months ended September 30, 2009, due to a decrease in deposit balances, despite an improvement in the interest rates related to our cash deposit accounts.

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

Income Taxes. Income tax expense for the nine months ended September 30, 2010 and 2009 was $4.9 million and $5.8 million, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 37.8% and 21.4%, respectively. The effective tax rate for the nine months ended September 30, 2009 included a discrete item booked in the period which decreased the rate by 13.0% and is described below. A reduction of $2.1 million was recorded related to the change in the period to California state tax law regarding state apportionment of income effective 2011. The law change resulted in a reduction in our forecasted effective state income tax rate. For the nine months ended September 30, 2009, an adjustment of $1.5 million was recorded related to the change in method used to allocate revenue to US states, which resulted in a reduction in our forecasted effective state income tax rate. The reduction in the state income tax rate resulted in a reduction in the long term deferred tax liability of $3.6 million, with the full amount offset against our tax provision in the nine months ended September 30, 2009. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

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

In September 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 will require the companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our unaudited Consolidated Financial Statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the potential impact of the adoption of ASU 2010-20 on our Consolidated Financial Statements.

During 2010, the FASB issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-25. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $117.8 million and $123.0 million, in the nine-month periods ended September 30, 2010 and 2009, respectively, was derived from this activity. In these same time periods $139.2 million and $50.2 million, respectively, was used to pay down related debt. Cash flow from operating activities provided $16.8 million and $70.7 million in the nine-month periods ended September 30, 2010 and 2009, respectively. Cash receipts from maintenance reserve payments received from WEST lessees and those resulting from WEST engine sales increased the restricted cash balance at September 30, 2010 and have reduced cash flows from operating activities by $12.6 million and $18.3 million, respectively, for the nine-month period ended September 30, 2010. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at September 30, 2009 and have reduced cash flows from investing activities by $3.0 million for the nine-month period ended September 30, 2009.  At September 30, 2010, there was no cash available within our restricted cash account to fund future equipment purchases, as the funds from recent WEST engine sales were earmarked to pay down debt. In October 2010, $16.8 million was transferred from the restricted cash account and used to partially pay down our revolving credit facility.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $55.2 million and $141.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses, technical expense and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89%, by book value, of our assets were on-lease at September 30, 2010, compared to approximately 86% at September 30, 2009, and the average utilization rate for the nine-month period ended September 30, 2010, was 85% compared to 90% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2010, notes payable consists of loans totaling $705.3 million (net of discount of $2.8 million), payable over periods of three months to twelve years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments).  The significant facilities are described below:

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.5% and principal and interest is paid quarterly. The loan is secured by engines. The funds were used to pay down our revolving credit facility.

At September 30, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and it replaced a $289.0 million revolving credit facility for which the revolving period had ended on June 30, 2009 with a final maturity on June 30, 2010. The proceeds from the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from the previous facility, with any shortfall made up from unrestricted cash balances. As of September 30, 2010, $89.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at September 30, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The maximum guarantee is $240.0 million plus any accrued and unpaid interest, fees or reimbursements but is limited at any given time to the sum of the principal outstanding plus accrued interest and fees. The guarantee would be triggered by a default under the agreement.

At September 30, 2010, we had $308.7 million of WEST term notes outstanding. The term notes are divided into $118.7 million Series 2005-A1 notes, $18.5 million Series 2005-B1 notes and $171.5 million Series 2008-A1 notes. At September 30, 2010, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2010, interest on the Series 2005-B1 notes is one-month LIBOR plus a margin of 3.00% and a supplemental margin of 3.00%, for a total margin of 6.00%. At September 30, 2010, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and B1 term notes expected maturity is July 2018 and July 2020, respectively, and the Series 2008-A1 term notes expected maturity is March 2021.

From March 28, 2008 to June 30, 2008, our investment banker, acting as our agent to sell the notes, was the holder of $20.3 million of the Series 2008-B1 notes. On June 30, 2008, we secured a $20.0 million senior term loan and used the loan proceeds to re-purchase the Series 2008-B1 from our investment banker. The Series 2008-B1 notes were pledged as collateral for the $20.0 million senior term loan. The loan was for a term of two years with maturity on July 1, 2010 and was structured as a bullet loan with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date of its $20.0 million senior term loan from July 1, 2010 to December 31, 2010 and amended the covenants for the senior term loan to conform to that of the $240.0 million revolving credit facility. The interest rate for the term loan is one-month LIBOR plus 3.50%. Our investment banker continues to market the Series 2008-B1 notes and in the event the Series 2008-B1 notes are placed with an investor prior to December 31, 2010, the term loan will be repaid with the proceeds from the sale of the Series 2008-B1 notes. We would be required to fund any difference between the amount owing under the $20.0 million senior term loan and the amount of proceeds received from the sale of the Series 2008-B1 notes. Any payment would be funded by the use of unrestricted cash reserves, from cash flows from ongoing operations and additional financing capacity if required. Any amounts received from the sale of the Series 2008-B1 notes at less than par would be recorded as a loan discount and would be amortized over the remaining thirteen year term of the B1 notes. Any amounts received in excess of par would be recorded as a purchase premium and amortized over the remaining thirteen year term. We are also currently discussing a further extension of the term of this loan with our investment banker, which would allow more time for the marketing of the Series 2008-B1 notes.

On December 13, 2007, we closed on a new $200.0 million warehouse facility within WEST, consisting of $175.0 million of Series 2007-A2 notes and $25.0 million of Series 2007-B2 notes. At September 30, 2010, $0.2 million was available under these warehouse notes. The 2007 series warehouse notes allow for borrowings during a three-year term, after which it is expected that they will be converted to term notes of WEST. Interest on the Series 2007-A2 notes and B2 notes is one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. The facility has a committed amount of $200.0 million. The Series 2007-A2 notes mature December 2020 and the Series 2007-B2 notes mature December 2022.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the obligations of ours or any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At September 30, 2010 and December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million. At September 30, 2010, and December 31, 2009, respectively, approximately $89.2 million and $72.1 million were available under these combined facilities.

At September 30, 2010 and 2009, one-month LIBOR was 0.26% and 0.25%, respectively.

Approximately $700.9 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and approximately 70% of spare parts purchases. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities also contain cross-default provisions. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2010.

Approximately $70.1 million of our debt is repayable during the next year, which includes $20.0 million owing under our senior term loan. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at September 30, 2010.

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$708,097	$70,069	$264,718	$124,539	$248,771
Interest payments under long-term debt obligations	62,692	16,025	23,394	11,406	11,867
Operating lease obligations	2,951	750	1,411	790	—
Purchase obligations	43,052	43,052	—	—	—
Total	$816,792	$129,896	$289,523	$136,735	$260,638

During the remainder of 2010, we have commitments to purchase five engines and related equipment for a gross purchase price of $43.1 million. As at September 30, 2010, non-refundable deposits paid related to this purchase commitment were $2.1 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2010 engine deliveries from CFM are included in our commitments to purchase. In September 2010, we signed a Memorandum of Understanding to purchase six Sukhoi Superjet (SSJ) 100 aircraft and options for four additional aircraft, with the first aircraft delivery scheduled for September 2012. As this agreement is non-binding, the future aircraft deliveries have not been included in our commitments to purchase.

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

Management of Interest Rate Exposure

At September 30, 2010, all but $22.8 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $490.0 million, with remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at September 30, 2010 was negative $20.5 million, representing a net liability for us.

The realized amount on these derivative instrument arrangements increased expense by $14.5 million and $11.6 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Based on the implied forward rate for LIBOR at September 30, 2010, we anticipate that net finance costs will be increased by approximately $10.8 million for the 12 months ending September 30, 2011 due to the interest rate derivative contracts currently in place.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock as of September 30, 2010. As of September 30, 2010, Island Air leases four DeHaviland DHC-8-100 aircraft and two spare engines from us. In 2006, in response to a fare war commenced by a competitor, Island Air requested a reduction in lease rent payments. The Board of Directors subsequently approved 14 months of lease rent deferrals totaling $784,000. All deferrals were accounted for as a reduction in lease revenue in the applicable period. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. As at September 30, 2010, after taking into account the deferred amounts, Island Air owes us $2.4 million in overdue rent related to February 2009 - September 2010. We hold letters of credit for $208,000 which may be used to partially offset our claims against Island Air.

Due to their dependence on tourism Hawaiian carriers have suffered from the current economic environment more than other airlines. As a result, Island Air is experiencing cash flow difficulties, which is affecting their payments to us. We are in continuing discussions with Island Air to restructure the leases in a way that will enable them to pay their obligations on a current basis and pay the deferred amounts over time. Due to concern regarding Island Air’s ability to meet lease return conditions and after reviewing the maintenance status and condition of the leased assets, the Company recorded a reduction in the carrying value of these assets of $0.8 million in the second quarter of 2008. Since that time, Island Air has addressed the maintenance condition of the leased assets and has made payments on its obligation in the first and second quarters of 2010. Including the 2008 write down, the aircraft and engines on lease to Island Air have a net book value of $3.8 million at September 30, 2010. In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million to be recorded in the fourth quarter.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the nine months ended September 30, 2010, sales of consigned parts were $23,000. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the nine months ended September 30, 2010, sales of consigned parts were $24,900. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. During the nine months ended September 30, 2010, sales of consigned parts were $4,200. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the nine months ended September 30, 2010, sales of consigned parts were $0.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof.  We earned no revenue during the nine months ended September 30, 2010 under this program.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $22.8 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.0 million (in 2009, $1.8 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $18.6 million for the year ending December 31, 2010, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine months ended September 30, 2010, 79% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in US dollars. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended September 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
07/01/10—07/31/10	65	$9.41	65	$29,065
08/01/10—08/31/10	47	$9.84	47	$28,606
09/01/10—09/30/10	42	$9.93	42	$28,183
Total	154	$9.68	154	$28,183

Item 5.            Exhibits

(a) Exhibits

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010.
4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).
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

4.8

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).
10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).
10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).
10.4

Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.8	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).
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
10.28

Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on November 29, 2005).

10.29

Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed on November 29, 2005).

10.30

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.31*

Credit Agreement, dated as of November 18, 2009, among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 16, 2010).

10.32

Independent Contractor Agreement, dated September 9, 2009, by and between Willis Lease Finance Corporation and Hans Jorg Hunziker (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed on May 10, 2010).

11.1	Statement re Computation of Per Share Earnings
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our report on Form 10-Q filed on May 10, 2010).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2010

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)