Form 10-K
period 2010-12-31
WILLIS LEASE FINANCE CORP
filed 2011-03-15
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $57.6 million (based on a closing sale price of $9.22 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2011 was 9,126,949.

The Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

 WILLIS LEASE FINANCE CORPORATION
2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                 BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2010, we had a total lease portfolio consisting of 179 engines and related equipment, three aircraft and four spare parts packages with 62 lessees in 35 countries and an aggregate net book value of $998.0 million. As of December 31, 2010, we managed a total lease portfolio of 16 engines and related equipment for other parties. We also seek, from time to time, to act as leasing agent of engines for other parties and we also own a relatively small portfolio of aircraft that we lease.

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide.  Commercial aircraft operators need engines in addition to those installed in the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 15% of the total number of installed engines. Today it is estimated that there are nearly 47,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,700 and 7,100 spare engines in the market, including both owned and leased spare engines.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently leased to Emirates with remaining lease terms of 30 and 32 months. Our investment in the joint venture is $9.4 million.

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

WEST gives us the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both us and our investors. The asset-backed securitization provides a significant improvement to our capital structure by better matching debt maturity to asset life. It includes a warehouse facility to provide additional borrowing capacity, which offers new capital to fund growth and, more importantly, provides a structure for regular placement of additional term notes in the future as the warehouse matures.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 19,000 aircraft as of 2009 and projects this will grow to approximately 36,000 aircraft by 2029. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2010, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases; however, the Company did enter into a finance lease in January 2011. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

During the lease period, our leases require that maintenance and inspection of the leased engines be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when an engine becomes off-lease, it undergoes inspection to verify compliance with lease return conditions. Our management believes that our attention to our lessees, and our emphasis on maintenance and inspection helps preserve residual values and generally helps us to recover our investment in our leased engines.

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

As of December 31, 2010, we had a total lease portfolio of 179 aircraft engines and related equipment, four spare parts packages, three aircraft and various parts and other engine-related equipment with a cost of $1,190.4 million in our lease portfolio. As of December 31, 2009, we had a total lease portfolio of 169 aircraft engines and related equipment, three spare parts packages, four aircraft and various parts and other engine-related equipment with a cost of $1,137.5 million in our lease portfolio.

As of December 31, 2010, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2011	$67,936
2012	46,819
2013	35,550
2014	27,883
2015	21,791
Thereafter	34,848
$234,827

As of December 31, 2010, we had 62 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 35 countries. Although our exposure to one large customer has increased during 2010, we continue to believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2010, we owned three DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Hawaii Island Air, Inc. (“Island Air”). These aircraft have a net book value of $3.3 million.

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock. As of December 31, 2010, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.8 million at December 31, 2010. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.8 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase operating income by $3.2 million which will be recognized over the five year term of the finance lease. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture at December 31, 2010 is $9.4 million.

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

•                  We have a diverse portfolio by customer, geography and engine type. As of December 31, 2010, we had a total lease portfolio consisting of 179 engines and related equipment, three aircraft and four spare parts packages with 62 lessees in 35 countries and an aggregate net book value of $998.0 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2010, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

We believe that the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight has and will continue to originate from the quality assurance departments of airline operators. We have been able to meet all such requirements to date, and believe that we will be able to meet any additional requirements that may be imposed. We cannot give assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on us.

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 81% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2010, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2010, 2009 and 2008. No single country accounted for more than 10% of our lease rent revenue for any of those periods except for the United States and China in each of 2008-2010 and Brazil and Switzerland in each of 2009-2010. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2010		2009		2008
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
	(dollars in thousands)
United States	$22,662	22%	$21,944	21%	$20,933	20%
Mexico	6,367	6	5,548	6	6,876	7
Canada	1,662	2	1,264	1	825	1
Europe	32,604	32	31,057	30	31,692	31
South America	14,380	14	16,575	16	14,701	14
Asia	18,413	18	19,164	19	22,860	22
Africa	432	1	480	1	574	1
Middle East	5,613	5	6,358	6	3,960	4
Total	$102,133	100%	$102,390	100%	$102,421	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 70% to 83% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine, market demand with the expectation that we can lease or sell such engines.

EMPLOYEES

As of December 31, 2010, we had 64 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the supply of available engines. We believe values of engines tend to be relatively stable so long as there is sufficient demand for the host aircraft. However, we believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of engines may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines from these operators could have an adverse effect on the demand for the affected engine types and the values of such engines.

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

We currently own three DeHaviland DHC-8-100 turboprop aircraft and interests through WOLF in two Airbus A340-313 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

We carry the risk of maintenance for our leased assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. 37 of our leases comprising approximately 22.4% of the net book value of our on-lease engines at December 31, 2010 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity.  However, after a period of recovery, the airline industry was negatively impacted in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. The airline industry has recovered in 2010, returning to profitability with carriers in emerging markets and the U.S. faring better than European carriers. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2010, we had an aggregate of approximately $1.5 million in lease rent and $1.2 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy in the United States and other foreign jurisdictions, some of which are seeking to restructure their operations and others which are ceasing operations entirely. In the case of airlines which are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircrafts and the related engine types. Applicable bankruptcy law often allows these airlines to terminate leases early and to return our engines without meeting the contractual return conditions, and in that case, we may not be paid the full amount, or any part of, our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine, but under modified lease terms. In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine while it is under uncertain custody and control. In that case, we may be required to take legal action to secure the return of the engine and its records, or alternatively to negotiate a settlement under which we can immediately recover the engine and its records in exchange for waiving subsequent legal claims.

On January 5, 2010, Mesa Airlines filed for protection under Chapter 11 of the Bankruptcy Code. At the time of its filing, Mesa had leased six engines from us with a total net book value of $10.5 million as of December 31, 2009. Two of those engines were under leases which required ongoing maintenance reserve payments, and as of the filing Mesa was current on those payments. The other four engines were under leases which only required payment of maintenance reserves on a current basis if Mesa reported net losses for three consecutive quarters, and as of the filing, Mesa had not reported three consecutive loss quarters. Following the filing, Mesa terminated two of the leases and returned those engines to us. We also negotiated an agreement with Mesa under which Mesa extended the two engine leases under the original lease terms and continued the remaining two engine leases under modified lease terms. Under the modified leases, Mesa is required to make maintenance reserve payments for post-bankruptcy engine usage on a current basis, and we have filed proofs of claim in Mesa’s bankruptcy proceedings for the balance of maintenance reserve payments related to Mesa’s pre-bankruptcy engine usage.

In August 2010, Mexicana Airlines’ primary operating entity initiated commercial insolvency proceedings in Mexico. In September 2010, Mexicana Inter, the low-cost-carrier affiliate of Mexicana Airlines, also initiated its own commercial insolvency proceeding in Mexico. Mexicana and all of its affiliates also suspended all commercial passenger service on August 28, 2010, and have not resumed operations since then. At the time of their respective filings, Mexicana and Mexicana Inter had leased five engines from us with a total net book value of $19.9 million as of December 31, 2009. All five engines were under leases which did not require current payments of maintenance reserves. Due to the uncertainty of Mexicana’s ability to fully secure our engines after it ceased operations and the unlikelihood that it would resume operations in the immediate future, we focused our efforts on the immediate recovery of our assets from Mexico. In a negotiated settlement of claims against Mexicana, we were able to achieve the consensual return of all five of our engines and the related records between August and December 2010. As a result of the insolvency proceedings and subsequent settlement, the Company wrote-off to bad debt an outstanding notes receivable balance of $44,000 and $9,000 in recognized overdue rent.

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock. As of December 31, 2010, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.8 million at December 31, 2010. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.8 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase operating income by $3.2 million which will be recognized over the five year term of the finance lease. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

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

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S.  and international laws and regulations, including those involving anti-corruption.  For example, the U.S. Foreign Corrupt Practices Act (FCPA) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of obtaining or keeping business. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similar laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or sanctions. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

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

Our consolidated financial statements are prepared in accordance with GAAP. The Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) have recently issued a jointly developed proposal on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both lessees and lessors, replacing the existing concepts of operating and capital leases with models. The new models would result in the elimination of most off-balance sheet lease financing for lessees. Lessors would apply one of two models depending upon whether the lessor retains exposure to significant risks or benefits of the underlying assets. The FASB’s document is in the form of an exposure draft of a proposed Accounting Standards Update, Leases (Topic 840) (“ED”), issued in August 2010, and would apply to the accounting for all leases, with some exceptions. The ED also includes expanded disclosures including quantitative and qualitative information to enable users to understand the amount and timing of expected cash flows for both lessors and lessees.

The proposals set out in the ED were open for comment until December 15, 2010. A final standard is targeted to occur by June 30, 2011. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have the potential to have an adverse effect on our business. We do not anticipate that the accounting pronouncement, when issued, will change the fundamental economic reasons that airlines lease aircraft and aircraft engines.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has increased from approximately 0.23% on December 31, 2009 to approximately 0.26% on December 31, 2010.

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

For the year ended December 31, 2010, 78% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address the regulations. We have complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our annual assessment of internal controls over financial reporting. We complied with Section 404b of the Sarbanes-Oxley Act as of December 31, 2009 and our independent registered public accounting firm has audited internal controls over financial reporting. Such compliance requires us to incur additional costs on audit and consulting fees and require additional management time that will adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2010, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,779,307 shares of our common stock, representing approximately 30% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

As of December 31, 2010, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.                    PROPERTIES

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 18,375 square feet of office space and expires February 28, 2015. The remaining lease rental commitment is approximately $2.2 million, with $0.5 million owing for 2011. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 7,150 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.5 million. We also lease office space in Shanghai, China. The lease expires December 31, 2011 and the remaining lease commitment is approximately $65,000. We also lease office and living space in London, United Kingdom. The office space lease continues month-to-month and the living space lease expires January 3, 2011. At December 31, 2010, there was no remaining lease commitment. We also lease office space in Blagnac, France. The lease expires December 31, 2011 and the remaining lease commitment is approximately $20,000.

ITEM 3.                    LEGAL PROCEEDINGS

Two of our Irish subsidiaries, WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited, were sued in connection with the Italian liquidation proceedings of Volare Airlines. The actions allege that our subsidiaries received preferential payments in the aggregate amount of 7.0 million euro on account of our engine leases to Volare in 2003 and within one year prior to Volare’s ceasing operations. We believe any loss, as a result of the proceedings, is neither probable nor estimable at December 31, 2010, and we are defending this claim vigorously.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2010.

PART II

ITEM 5.                    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 15, 2011 there were approximately 1,690 stockholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2010 and 2009, as reported by NASDAQ, are set forth below:

	2010		2009
	High	Low	High	Low
First Quarter	$17.61	$13.80	$10.58	$7.25
Second Quarter	15.75	9.22	15.39	9.92
Third Quarter	11.22	8.12	14.98	10.50
Fourth Quarter	13.54	9.87	15.20	11.03

During the years ended December 31, 2010 and 2009 we did not pay cash dividends to our common stockholders. We have not made any dividend payments to our common stockholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Stockholders:
None	n/a	n/a	n/a

Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	n/a	96,845
1996 Stock Option/Stock Issuance Plan*	812,891	$6.80	—
2007 Stock Incentive Plan	—	n/a	962,951
Total	812,891	$6.80	1,059,796

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 1,070,092 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2010. Of this amount, 33,043 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 962,951 shares which were available as of December 31, 2010 for future issuance under the 2007 Incentive Plan.

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. The repurchased shares are to be subsequently retired. 367,483 shares totaling $4.2 million were repurchased in 2010 under our authorized plan. As of December 31, 2010, the total number of common shares outstanding was approximately 9.2 million.

Common stock repurchases, under our authorized plan, in the fiscal year 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
		(in thousands, except per share data)
January 1, 2010-March 31, 2010	3	$14.71	3	$29,924
April 1, 2010-June 30, 2010	21	$11.55	21	$29,677
July 1, 2010-September 30, 2010	154	$9.68	154	$28,183
October 1, 2010-December 31, 2010	189	$12.55	189	$25,803
Total	367	$11.31	367	$25,803

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$102,133	$102,390	$102,421	$86,084	$69,230
Maintenance reserve revenue	34,776	46,049	33,716	28,169	32,744
Gain on sale of leased equipment	7,990	1,043	12,846	7,389	3,781
Other income	3,403	958	3,823	768	300
Total revenue	$148,302	$150,440	$152,806	$122,410	$106,055

Net income	$12,050	$22,367	$26,601	$17,664	$17,886

Net income attributable to common shareholders	$8,922	$19,239	$23,473	$14,536	$14,941

Basic earnings per common share	$1.03	$2.30	$2.85	$1.79	$1.63
Diluted earnings per common share	$0.96	$2.14	$2.68	$1.66	$1.56
Balance Sheet Data:
Total assets	$1,125,962	$1,097,702	$982,712	$868,590	$730,019
Debt (includes capital lease obligation)	$731,632	$726,235	$641,125	$567,108	$465,249
Shareholders’ equity	$226,970	$220,793	$192,207	$174,652	$164,002

Lease Portfolio:
Engines at the end of the period	179	169	160	144	131
Spare parts packages at the end of the period	4	3	3	3	3
Aircraft and Helicopters at the end of the period	3	4	4	6	4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” While at December 31, 2010, all of our leases were operating leases, the Company entered into a finance lease in January 2011. As of December 31, 2010, we had 62 lessees in 35 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2010, our total lease portfolio consisted of 179 engines and related equipment, three aircraft and four spare engine parts packages with an aggregate net book value of $998.0 million. As of December 31, 2010, we also managed 16 engines and related equipment on behalf of other parties. On December 30, 2005, we entered into a joint venture called WOLF with Oasis International Leasing (USA), Inc., which is now known as Waha Capital PJSC. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2010, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 47 engines having a net book value of $102.0 million are depreciated using this policy. It is our policy to review estimates regularly to more accurately expense the cost of equipment over the useful life of the engines.  On July 1, 2009 and again on July 1, 2010, we adjusted the depreciation for certain older engine types within the portfolio. The 2010 change in depreciation estimate resulted in a $2.0 million increase in depreciation in 2010 and on an annual basis will result in an increase in depreciation expense of $4.0 million per year assuming no change in our portfolio. The net effect of the 2010 change in depreciation estimate is a reduction in 2010 net income of $1.2 million or $0.13 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

Sales Related Activities. For equipment sold out of our lease portfolio, we recognize the gain or loss associated with the sale as revenue. Gains or losses consist of sales proceeds less the net book value of the equipment sold and any costs directly associated with the sale.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, we write the asset down to its fair value. We determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. If the undiscounted forecasted cash flows and fair value of our long-lived assets decrease in the future we may incur impairment charges.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Revenue is summarized as follows:

	Years Ended December 31,
	2010		2009
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$102,133	68.9%	$102,390	68.1%
Maintenance reserve revenue	34,776	23.4	46,049	30.6
Gain on sale of leased equipment	7,990	5.4	1,043	0.7
Other income	3,403	2.3	958	0.6
Total revenue	$148,302	100.0%	$150,440	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2010, was flat with the comparable period in 2009. This primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis, offset by portfolio growth. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. The aggregate of net book value of equipment held for lease at December 31, 2010 and 2009, was $998.0 million and $976.8 million, respectively, an increase of 2.2%. At December 31, 2010, and 2009, respectively, approximately 90% and 85% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2010 was 86% compared to 89% in the prior year. During the year ended December 31, 2010, 16 engines were added to our lease portfolio at a total cost of $120.0 million (including capitalized costs). During the year ended December 31, 2009, 21 engines were added to our lease portfolio at a total cost of $214.1million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2010, decreased 24.5% to $34.8 million from $46.0 million for the comparable period in 2009. Eight long term leases terminated in 2010 compared with the termination of thirteen long term leases in the year ago period. Higher balances of maintenance reserves had accumulated for the long term leases that terminated in 2009 compared to those that terminated in the current period, resulting in the decrease in maintenance reserve revenue in the current year.

Gain on Sale of Leased Equipment. During the year ended December 31, 2010, we sold 7 engines and various engine-related equipment from the lease portfolio and one airframe for a net gain of $8.0 million. During the year ended December 31, 2009, we sold 5 engines and various engine-related equipment from the lease portfolio for a net gain of $1.0 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees, and increased $2.4 million from the prior year. The increase was primarily due to the sale of our interest in the SSAMC joint venture in November 2010 for $3.5 million, which generated a gain of $2.0 million in the current period.

Depreciation Expense. Depreciation expense increased $4.6 million or 10.5% to $48.7 million for the year ended December 31, 2010, from the comparable period in 2009 due to increased lease portfolio value and changes in estimates of residual values on certain older engine types. On July 1, 2009 and again on July 1, 2010, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2010 change in depreciation estimate resulted in a $2.0 million increase in depreciation in 2010. The net effect of the 2010 change in depreciation estimate is a reduction in 2010 net income of $1.2 million or $0.13 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $2.9 million for the year ended December 31, 2010, a decrease of $3.2 million from the $6.1 million recorded in the comparable period in 2009. A write-down of $2.7 million was recorded for the year ended December 31, 2010 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $0.2 million for the year ended December 31, 2010, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A write-down of $3.0 million was recorded for the year ended December 31, 2009 due to a management decision to sell two engines and consign seven engines for part out and sale. Further write-downs of $3.1 million were recorded in the year ended December 31, 2009 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 9.5% to $29.3 million for the year ended December 31, 2010, from the comparable period in 2009 due mainly to increases in selling expenses ($0.7 million), accounting, legal and consulting fees ($0.7 million), employment related costs ($0.6 million), system conversion expenses ($0.5 million) and employee relocation costs ($0.3 million), which was offset partially by decreases in bad debt expense ($0.5 million) and insurance expense ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 13.6% to $8.1 million for the year ended December 31, 2010, from the comparable period in 2009 due mainly to increases in engine maintenance costs due to higher repair activity ($1.3 million) and engine operating lease costs ($0.3 million), which was partially offset by decreases in outsourced technical support services expenses ($0.4 million) and engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.1 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense increased 13.6% to $40.9 million for the year ended December 31, 2010, from the comparable period in 2009, due to an increase in average debt outstanding and an increase in the average notional value of interest rate swaps held throughout the period. Virtually all of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.33% for the year ended December 31, 2009 to an average of 0.27% for the year ended December 31, 2010 (average of month-end rates). At December 31, 2010 and 2009, one-month LIBOR was 0.26% and 0.23%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2010, such swap agreements had notional outstanding amounts of $430.0 million, average remaining terms of between two and 51 months and fixed rates of between 2.10% and 5.05%.  In 2010 and 2009, $18.6 and $16.2 million was realized through the income statement as an increase in interest expense, respectively.

Interest income for the year ended December 31, 2010, decreased to $0.2 million from $0.3 million for the year ended December 31, 2009, due to a decrease in cash deposit balances from the prior period.

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

Income Taxes. Income taxes for the year ended December 31, 2010, decreased to $7.6 million from $10.0 million for the comparable period in 2009 reflecting decreased pre-tax income and the impact of discrete items booked in 2009. The overall effective tax rate for the year ended December 31, 2010 was 38.8% compared to 30.9% for the prior year. For the year ended December 31, 2009, the Company’s effective tax rate was reduced by $2.3 million related to a change in California state tax law during 2009 regarding state apportionment of income, which is effective 2011, and due to a change in the method used by the Company to allocate revenue to U.S. states. These changes resulted in a reduction in the long term deferred tax liability. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible in the financial statements, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenue is summarized as follows:

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$102,390	68.1%	$102,421	67.0%
Maintenance reserve revenue	46,049	30.6	33,716	22.1
Gain on sale of leased equipment	1,043	0.7	12,846	8.4
Other income	958	0.6	3,823	2.5
Total revenue	$150,440	100.0%	$152,806	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2009, decreased 0.03% to $102.39 million from $102.42 million for the comparable period in 2008. This decrease primarily reflects lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis, partially offset by portfolio growth. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. The aggregate of net book value of equipment held for lease at December 31, 2009 and 2008, was $976.8 million and $829.7 million, respectively, an increase of 17.7%. The ten engine sale to an investor group in September 2008 resulted in a reduction in portfolio net book value of $51.9 million, with the Company also recognizing nine months of lease rent revenue in 2008. At December 31, 2009, and 2008, respectively, approximately 85% and 91% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2009 was 89% compared to 93% in the prior year. During the year ended December 31, 2009, 21 engines were added to our lease portfolio at a total cost of $214.1 million (including capitalized costs). During the year ended December 31, 2008, 43 engines were added to our lease portfolio at a total cost of $232.4 million (including capitalized costs).

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

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 6.8% to $36.0 million for the year ended December 31, 2009, from the comparable period in 2008, due to decreased interest rates, which was partially offset by an increase in average debt outstanding. Virtually all of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 2.54% for the year ended December 31, 2008 to an average of 0.33% for the year ended December 31, 2009 (average of month-end rates). At December 31, 2009 and 2008, one-month LIBOR was 0.23% and 0.44%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2009, such swap agreements had notional outstanding amounts of $528.0 million, average remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%.  In 2009 and 2008, $16.2 and $5.2 million was realized through the income statement as an increase in interest expense, respectively.

Interest income for the year ended December 31, 2009, decreased to $0.3 million from $1.9 million for the year ended December 31, 2008, due to a decrease in interest rates and a shift in deposit funds to U.S. treasury securities. In late 2008, we moved substantial deposits to U.S. treasury securities to avoid risk of loss.

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

Income Taxes. Income taxes for the year ended December 31, 2009, decreased to $10.0 million from $15.4 million for the comparable period in 2008 reflecting decreased pre-tax income and the impact of discrete items booked in 2009. The overall effective tax rate for the year ended December 31, 2009 was 30.9% compared to 36.7% for the prior year. For the year ended December 31, 2009, the Company’s effective tax rate was reduced by $2.3 million related to a change in California state tax law during 2009 regarding state apportionment of income, which is effective 2011, and due to a change in the method used by the Company to allocate revenue to U.S. states. These changes resulted in a reduction in the long term deferred tax liability. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible in the financial statements, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement was applied as of January 1, 2010, and did not have an impact on our Consolidated Financial Statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 will require the companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Other than requiring additional disclosures, the adoption of ASU 2010-6 did not have a material impact on our Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.  The adoption of ASU 2010-20 did not have a material impact on our Consolidated Financial Statements.

During 2010, the FASB issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-29. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $174.8 million, $397.6 million and $394.7 million, in the years ended December 31, 2010, 2009 and 2008, respectively, was derived from this activity. In these same time periods $170.0 million, $312.3 million and $321.3 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $56.6 million, $88.2 million and $52.1 million in the years ended December 31, 2010, 2009 and 2008, respectively

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $121.5 million, $205.1 million and $233.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Cash received as maintenance reserve payments for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 90%, by book value, of our assets were on-lease at December 31, 2010 compared to approximately 85% at December 31, 2009. The average utilization rate for the year ended December 31, 2010 was 86% compared to 89% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2010, notes payable consists of loans totaling $731.6 million (net of discounts of $2.6 million) payable over periods of 10 months to approximately 15 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At December 31, 2010 and at December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million. At December 31, 2010, and December 31, 2009, respectively, approximately $54.2 million and $72.1 million were available under these combined facilities. The decrease in availability in 2010 was due to the drawdown of funds from the facilities to support engine purchases.

The significant facilities are described below.

At December 31, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of December 31, 2010, $54.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at December 31, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down the balance under our revolving credit facility. At December 31, 2010, $20.9 million was outstanding under this loan. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. This loan is secured by three engines.

On August 9, 2005, we closed an asset-backed securitization through WEST, a bankruptcy remote Delaware Statutory Trust, which is the issuer of various series of term notes and warehouse notes secured by a portfolio of engines. At December 31, 2010, $300.4 million of WEST term notes and $199.8 million of WEST warehouse notes were outstanding.  The WEST term notes are divided into $114.9 million Series 2005-A1 notes, $167.5 million Series 2008-A1 notes and $18.1 million Series 2005-B1 notes. The WEST warehouse notes are divided into $174.8 million Series 2007-A2 notes and $25.0 million Series 2007-B2 notes.

The Series 2005-A1 and Series 2005-B1 notes were issued on August 9, 2005 in the original principal amounts of $200.0 million and $28.3 million, respectively. The interest rate on the Series 2005-A1 and Series 2005-B1 notes equals one-month LIBOR plus a margin of 1.25% and 6.00%, respectively. The Series 2005-A1 term notes’ expected maturity is July 2018 and the Series 2005-B1 term notes’ expected maturity is July 2020.

The Series 2008-A1 and Series 2008-B1 notes were issued on March 28, 2008 in the original principal amounts of $212.4 million and $20.3 million, respectively. The interest rate on the Series 2008-A1 and Series 2008-B1 notes equals one-month LIBOR plus a margin of 1.50% and 3.50%, respectively. The Series 2008-A1 term notes’ expected maturity is March 2021 and the Series 2008-B1 term notes’ expected maturity is March 2023.

The Series 2007-A2 and Series 2007-B2 notes were issued on December 13, 2007 in the original principal amounts of $175.0 million and $25.0 million, respectively. The interest rate on the Series 2007-A2 notes and the Series 2007-B2 notes at December 31, 2010 is equal to one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. Effective as of February 14, 2011, those interest rates will increase to one-month LIBOR plus a margin of 1.75% and 3.75%, respectively.  The Series 2007-A2 and Series 2007-B2 notes originally allowed for borrowings of up to $200.0 million in the aggregate through December 15, 2010. Effective as of February 14, 2011, the outstanding principal balances of $174.8 million and $25.0 million borrowed under these notes were converted to term loans which amortize on a monthly basis until their maturity. The Series 2007-A2 notes’ expected maturity is January 2024 and the Series 2007-B2 notes’ expected maturity is January 2026.

WEST also entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The maximum facility size is 4% of the outstanding Series 2007-A2 notes and Series 2008-A1 notes. This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 notes and the Series 2008-A1 notes. The facility may be drawn on any payment date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 notes, Series 2008-A1 notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December 2007.

The assets of WEST and WEST Engine Funding LLC are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. WEST’s ability to make distributions and pay dividends to us is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to us. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments is held in the restricted cash account and is subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and may be utilized for the purchase of new engines.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the then-unpaid principal amount of the 2008-B1 notes) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder.  This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender.  The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%.  Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the then-unpaid principal amount of the 2005-B1 notes) with the proceeds of a term loan made by the bank which was the prior note holder.  This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender.  Interest on this term loan is one-month LIBOR plus a margin of 3.00%.  The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term.

At December 31, 2010 and 2009, one-month LIBOR was 0.26% and 0.23%, respectively.

Approximately $74.2 million of our debt is repayable during 2011 which includes the $20.0 million term loan secured by the WEST Series 2008-B1 Note. Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2010:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$734,249	$74,185	$287,223	$113,795	$259,046
Interest payments under long-term debt obligations	74,948	18,851	24,936	12,949	18,212
Operating lease obligations	2,777	747	1,389	641	—
Purchase obligations	45,039	45,039	—	—	—
Total	$857,013	$138,822	$313,548	$127,385	$277,258

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2010 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR. The interest estimate excludes the effect of any derivative instruments in place at the balance sheet date.

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine’s net book value and approximately 70% of spare part’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. Many of our facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the above debt is secured by engines and to the extent that engines are sold, repayment of that portion of the debt could be required. We were in compliance with all covenants at December 31, 2010.

We have made purchase commitments to secure the purchase of five engines for a gross purchase price of $45.0 million, for delivery in 2011. As at December 31, 2010, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2009 purchase orders with CFM for three engines were deferred and are included in our 2011 commitments to purchase.

We entered into a new lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. The total remaining rent commitment is approximately $2.2 million and expires February 28, 2015. The sub-lease of our premises in San Diego, California expires in October 2013. Our Shanghai, China office lease expires in December 2011. Our Blagnac, France office lease expires in December 2011.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2011. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2010, all but $22.4 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $430.0 million, with remaining terms of between two and 51 months and fixed rates of between 2.10% and 5.05%. The fair value of the swaps at December 31, 2010 and 2009 was negative $14.3 million and negative $7.9 million, respectively, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $18.6 million and $16.2 million in 2010 and 2009, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods.

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock. As of December 31, 2010, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.8 million at December 31, 2010. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.8 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase operating income by $3.2 million which will be recognized over the five year term of the finance lease. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2010, sales of consigned parts were $45,100. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the year ended December 31, 2010, sales of consigned parts were $24,900. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the year ended December 31, 2010, sales of consigned parts were $4,100. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the year ended December 31, 2010, sales of consigned parts were $0.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the year ended December 31, 2010 under this program.

The Company entered into an Independent Contractor Agreement dated September 9, 2009 with Hans Jorg Hunziker, a member of our Board of Directors.  Under this Agreement, Mr. Hunziker will provide services in connection with the identification and qualification of potential investors in our equity securities.  The board has determined that, notwithstanding this limited assignment, Mr. Hunziker remains an independent director. During 2010, the Company incurred $39,400 in consulting fees related to this Agreement. This Agreement expired, by its terms, on October 31, 2010.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $22.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.8 million (in 2009, $2.0 million).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $9.3 million for the year ending December 31, 2011, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2010, 2009, and 2008, respectively, 78%, 79%, and 80% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 42.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2010, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 43.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2010	2009
Audit fees	$664,455	$646,721
Audit-related fees	—	—
Tax fees	—	—
All other fees	89,768	—
Total	$754,223	$646,721

Amounts billed under All other fees for 2010 are primarily for professional services rendered in providing international tax consulting services.

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 42.

(a) (2) Financial Statement Schedules

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 71.

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

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.1 to our report on Form 10-Q filed on November 8, 2010).

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

11.1	Statement re Computation of Per Share Earnings
12.1	Statements re Computation of Ratios
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our report on Form 10-K filed on March 16, 2010).
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)	Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 42.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 15, 2011

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board, President, and
Chief Executive Officer

Dated:	Title	Signature

Date: March 15, 2011	Chief Executive Officer and Director (Principal Executive Officer)	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Date: March 15, 2011	Chief Financial Officer and Senior Vice President (Principal Finance and Accounting Officer)	/s/ BRADLEY S. FORSYTH
Bradley S. Forsyth

Date: March 15, 2011	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 15, 2011	Director	/s/ HANS JORG HUNZIKER
Hans Jorg Hunziker

Date: March 15, 2011	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 15, 2011	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Date: March 15, 2011	Director	/s/ GERARD LAVIEC
Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	44

Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	45

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	46

Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II.  We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
San Francisco, California
March 15, 2011

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$2,225	$2,056
Restricted cash	77,013	59,630
Equipment held for operating lease, less accumulated depreciation of $192,377 and $160,702 at December 31, 2010 and 2009, respectively	998,001	976,822
Equipment held for sale	7,418	14,263
Operating lease related receivable, net of allowances of $423 and $467 at December 31, 2010 and 2009, respectively	8,872	5,783
Notes receivable	747	943
Investments	9,381	10,701
Assets under derivative instruments	—	3,689
Property, equipment & furnishings, less accumulated depreciation of $3,984 and $3,305 at December 31, 2010 and 2009, respectively	6,971	7,296
Equipment purchase deposits	2,769	2,082
Other assets, net	12,565	14,437
Total assets	$1,125,962	$1,097,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,099	$14,352
Liabilities under derivative instruments	14,274	11,584
Deferred income taxes	75,645	69,118
Notes payable, net of discount of $2,617 and $3,211 at December 31, 2010 and 2009, respectively	731,632	726,235
Maintenance reserves	50,442	46,752
Security deposits	5,726	5,481
Unearned lease revenue	3,174	3,387
Total liabilities	898,992	876,909

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,181,365 and 9,181,620 shares issued and outstanding at December 31, 2010 and 2009, respectively)	92	92
Paid-in capital in excess of par	60,108	60,671
Retained earnings	145,324	136,402
Accumulated other comprehensive loss, net of income tax benefit of $6,085 and $4,845 at December 31, 2010 and 2009, respectively	(10,469)	(8,287)
Total shareholders’ equity	226,970	220,793
Total liabilities and shareholders’ equity	$1,125,962	$1,097,702

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
REVENUE
Lease rent revenue	$102,133	$102,390	$102,421
Maintenance reserve revenue	34,776	46,049	33,716
Gain on sale of leased equipment	7,990	1,043	12,846
Other income	3,403	958	3,823
Total revenue	148,302	150,440	152,806

EXPENSES
Depreciation expense	48,704	44,091	37,438
Write-down of equipment	2,874	6,133	6,655
General and administrative	29,302	26,765	27,085
Technical expense	8,118	7,149	3,673
Net finance costs:
Interest expense	40,945	36,013	38,640
Interest income	(212)	(280)	(1,887)
Net gain on debt extinguishment	—	(876)	—
Total net finance costs	40,733	34,857	36,753
Total expenses	129,731	118,995	111,604

Earnings from operations	18,571	31,445	41,202

Earnings from joint venture	1,109	942	797

Income before income taxes	19,680	32,387	41,999
Income tax expense	(7,630)	(10,020)	(15,398)
Net income	$12,050	$22,367	$26,601

Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$8,922	$19,239	$23,473

Basic earnings per common share:	$1.03	$2.30	$2.85

Diluted earnings per common share:	$0.96	$2.14	$2.68

Average common shares outstanding	8,681	8,364	8,242
Diluted average common shares outstanding	9,251	8,983	8,760

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2007	$31,915	8,433	$84	$55,712	$(6,749)	$93,690	$174,652

Net income	—	—	—	—	—	26,601	26,601

Unrealized loss from derivative instruments, net of tax benefit of $4,685	—	—	—	—	(8,152)	—	(8,152)

Total comprehensive income							18,449

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares issued under stock compensation plans	—	645	7	405	—	—	412

Stock-based compensation expense	—	—	—	1,693	—	—	1,693

Excess tax benefit from stock-based compensation	—	—	—	129	—	—	129

Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207

Net income	—	—	—	—	—	22,367	22,367

Unrealized gain from derivative instruments, net of tax expense of $3,726	—	—	—	—	6,614	—	6,614

Total comprehensive income							28,981

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(3)	—	(40)	—	—	(40)

Shares issued under stock compensation plans	—	107	1	73	—	—	74

Stock-based compensation expense	—	—	—	2,435	—	—	2,435

Excess tax benefit from stock-based compensation	—	—	—	264	—	—	264

Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793

Net income	—	—	—	—	—	12,050	12,050

Unrealized loss from derivative instruments, net of tax benefit of $1,242	—	—	—	—	(2,182)	—	(2,182)

Total comprehensive income							9,868

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(367)	(4)	(4,152)	—	—	(4,156)

Shares issued under stock compensation plans	—	366	4	489	—	—	493

Stock-based compensation expense	—	—	—	2,678	—	—	2,678

Excess tax benefit from stock-based compensation	—	—	—	422	—	—	422

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$12,050	$22,367	$26,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48,704	44,091	37,438
Write-down of equipment	2,874	6,133	6,655
Stock-based compensation expenses	2,678	2,435	1,693
Amortization of deferred costs	5,246	4,521	4,831
Amortization of loan discount	594	676	595
Amortization of interest rate derivative cost	2,956	258	—
Allowances and provisions	(44)	570	278
Gain on sale of leased equipment	(7,990)	(1,043)	(12,846)
Gain on sale of leased equipment deposits	—	(400)	—
Gain on sale of interest in joint venture	(2,020)	—	—
Gain on insurance settlement	—	—	(2,211)
Settlement of interest rate derivative	—	(2,557)	—
Income from joint venture, net of distributions	(160)	(267)	(231)
Net gain on debt extinguishment	—	(876)	—
Deferred income taxes	7,767	9,273	14,172
Changes in assets and liabilities:
Receivables	(3,045)	1,657	(2,738)
Notes receivable	196	(943)	—
Other assets	(3,108)	(430)	(3,421)
Accounts payable and accrued expenses	3,596	(2,511)	611
Restricted cash	(17,383)	9,395	(18,349)
Maintenance reserves	3,690	(2,406)	(323)
Security deposits	245	302	(711)
Unearned lease revenue	(213)	(1,996)	90
Net cash provided by operating activities	56,633	88,249	52,134

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	63,777	25,493	99,493
Proceeds from sale of equipment deposits (net of selling expenses)	—	6,580	—
Proceeds from sale of interest in joint venture	3,500	—	—
Restricted cash for investing activities	—	169	14,116
Proceeds from insurance settlement	—	—	3,500
Excess distributions from joint venture	—	—	124
Purchase of equipment held for operating lease	(121,509)	(205,132)	(233,748)
Purchase of property, equipment and furnishings	(399)	(199)	(1,593)
Net cash used in investing activities	(54,631)	(173,089)	(118,108)

Cash flows from financing activities:
Proceeds from issuance of notes payable	174,841	397,630	394,682
Debt issuance cost	(268)	(4,201)	(3,477)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	493	74	412
Excess tax benefit from stock-based compensation	422	264	129
Repurchase of common stock	(4,156)	(40)	—
Principal payments on notes payable	(170,037)	(312,321)	(321,260)
Net cash provided by (used in) financing activities	(1,833)	78,278	67,358
Increase/(Decrease) in cash and cash equivalents	169	(6,562)	1,384
Cash and cash equivalents at beginning of period	2,056	8,618	7,234

Cash and cash equivalents at end of period	$2,225	$2,056	$8,618
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,629	$16,496	$30,994
Income Taxes	$549	$544	$2,269

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2010, 2009, 2008, a liability of $6,099, $0 and $587, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a)       Organization

Willis Lease Finance Corporation (“Willis” or the “Company”) is a provider of aviation services whose primary focus is providing operating leases of commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. Willis also engages in the selective purchase and resale of commercial aircraft engines. WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited and WLFC Lease (Ireland) Limited are wholly-owned Irish subsidiaries of Willis formed to facilitate certain of Willis’ international leasing activities. Willis Lease France is a wholly-owned French subsidiary of Willis formed to facilitate the conduct of sales and marketing activities in Europe.

Willis Engine Securitization Trust (“WEST”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization. WEST Engine Funding LLC (“WEF”) is a wholly-owned subsidiary of WEST and owns the engines which secure the notes issued by WEST. WEST Engine Funding (Ireland) Limited is another wholly-owned subsidiary of WEST and was established to facilitate certain international leasing activities by WEF.

Management considers the continuing operations of our company to operate in one reportable segment.

(b)       Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WEST Engine Funding (Ireland) Limited, WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited, WLFC Lease (Ireland) Limited and Willis Lease France (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In the year ended December 31, 2008, the Company sold a portfolio of ten engines to an investor group for $63.0 million. In the year ended December 31, 2010, the Company sold four engines to an investor group for $32.9 million. After the date of each sale, the Company retains responsibility to manage the engines that were sold to the investor group. Because the arrangements have multiple deliverables, the Company evaluated the arrangements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit.

One requirement of FASB ASC 605-25 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of engines) is delivered. Assessing fair value evidence requires judgment. In determining fair value, the Company has reviewed information from management agreements entered into by other parties on a standalone basis, compared it to the management agreements entered into with the investor group and determined that the fees charged on a standalone basis were comparable to the fees charged when the Company entered into the management agreement concurrent with the sale of the portfolio of engines. Accordingly, the Company determined that the fees charged for its management services were comparable to those charged by other asset managers for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services.

Based on the conclusion that the sale of engines and the management services can be accounted for separately, the Company recognized a $11.1 million gain on sale of the ten engine portfolio in the year ended December 31, 2008 and recognized a $7.2 million gain on sale of the four engines in the year ended December 31, 2010. The gain recorded was the difference between the sales price and the net book value of the engines sold.

The Company recognizes revenue from management fees under equipment management agreements as earned on a monthly basis. Management fees are based upon a percentage of net lease rents of the investor group’s engine portfolio calculated on an accrual basis and recorded in Other income.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2010, we had an aggregate of approximately $1.5 million in lease rent and $1.2 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Our largest customer accounted for approximately 14.1% of total revenue during 2010. This customer had $70,000 in past due rents as of December 31, 2010. No other customer accounted for greater than 10% of total revenue in 2010, 2009 and 2008.

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

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecast cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecast undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating an impairment is possible. Such reviews resulted in impairment charges for engines and aircraft of $0.2 million, $3.0 million and $6.1 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2010, 2009 and 2008, respectively.

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

Use fees billed are recognized in maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. Major overhauls paid for by us, which improve functionality or extend original useful life, are capitalized and depreciated over the estimated remaining useful life of the equipment.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not carry any specified tax reserves as of December 31, 2007. Since adoption, we evaluated income tax uncertainty risk areas and exposures and reserved $176,000 as of December 31, 2008. We did not carry any specified tax reserves as of December 31, 2009. As of December 31, 2010, we reserved $113,000 for tax exposure in the UK. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2007-2009 and 2006-2009, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

(i)          Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

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

Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us. Further, WEST deposits cash in the Senior Restricted Cash Account in an amount equal to 4% of the sum of the outstanding principal balance of the Series 2005-A1 notes and in the Junior Restricted Cash Account in an amount equal to 3% of the sum of the outstanding principal balances of all Series of Series B notes. A Senior Liquidity Facility was established in December 2007 which replaced the need to maintain cash reserves for the Series 2007-A2 notes and the Series 2008-A1 notes.

(l)          Notes Receivable

Notes receivable are recorded net of any unamortized fees and incremental direct costs. Amortization of any fees is recorded over the term of the related loan. As applicable, interest income on the notes receivable is accrued as earned. We evaluate the collectability of both interest and principal for each note receivable to determine whether it is impaired, based on current information and events. Once collectability is not reasonably assured, interest income is recognized on a cash basis, unless we determine the note should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal.

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

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,681	8,364	8,242
Potentially dilutive common shares	570	619	518
Total shares	9,251	8,983	8,760
Potential common stock excluded as anti-dilutive in period	4	39	111

(o)       Investments

We have one investment in a joint venture where we own 50% of the equity of the venture and we have significant influence. We account for this investment using the equity method of accounting. The investment is recorded at the amount invested plus or minus our 50% share of net income or loss less any distributions or return of capital received from the entity.

We also had an investment in a non-marketable security where management did not have significant influence and it was recorded at cost. The investment was sold in November 2010. Management evaluated the investment for impairment quarterly. No adjustment to the carrying value was required during the periods presented.

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

(q)       Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.6 million, $1.6 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(r)         Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2010, we measure the fair value of our interest rate swaps of $430.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2010, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a net liability fair value of $14.3 million and $7.9 million as of December 31, 2010 and December 31, 2009, respectively. In 2010 and 2009, $18.6 million and $16.2 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2010 and 2009:

	Assets and (Liabilities) at Fair Value
	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Derivatives	$(14,274)	$—	$(14,274)	$—	$(7,985)	$—	$(7,985)	$—
Total	$(14,274)	$—	$(14,274)	$—	$(7,985)	$—	$(7,985)	$—

The following table shows the fair value activity, measured by Level 3 inputs, as of December 31, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	(in thousands)
Beginning balance, January 1, 2009	$(20,534)
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	20,534
Ending balance, December 31, 2009	$—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2010	$—

In 2010 and 2009, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used, such as Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, and the gains (losses) recorded as of December 31, 2010 and 2009 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2010				December 31, 2009				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2010	2009
	(in thousands)								(in thousands)
Equipment held for operating lease	$275	$—	$275	$—	$—	$—	$—	$—	$(215)	$(3,021)
Equipment held for sale	4,734	—	3,970	764	5,305	—	5,305	—	(2,659)	(3,112)
Total	$5,009	$—	$4,245	$764	$5,305	$—	$5,305	$—	$(2,874)	$(6,133)

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. At December 31, 2010, the Company used Level 2 inputs to measure the fair value of long-lived assets held and used. These assets, with a carrying amount of $0.5 million, were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.2 million, which was included in earnings in 2010. In 2009, long-lived assets held and used with a carrying amount of $19.2 million were written down to their fair value of $16.2 million, resulting in an impairment charge of $3.0 million. As of December 31, 2009, all the long-lived assets held and used that had been written down in the year had been transferred to Equipment held for sale. At December 31, 2010, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $2.7 million and $3.1 million was recorded in 2010 and 2009, respectively, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

(s)         Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to FASB ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement was applied as of January 1, 2010, and did not have an impact on our Consolidated Financial Statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 will require the companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Other than requiring additional disclosures, the adoption of ASU 2010-6 did not have a material impact on our Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.  The adoption of ASU 2010-20 did not have a material impact on our Consolidated Financial Statements.

During 2010, the FASB issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-29. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

(t)          Subsequent Events

We have evaluated subsequent events through the date that the financial statements were issued. On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the then-unpaid principal amount of the 2005-B1 notes) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. Interest on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. Effective January 21, 2011, we exercised our option under the revolving credit facility to increase the size of this facility to $285.0 million.

(2) Equipment Held for Lease

At December 31, 2010, we had 179 aircraft engines and related equipment with a cost of $1,170.8 million, four spare parts packages with a cost of $5.7 million and three aircraft with a cost of $13.9 million, in our operating lease portfolio. At December 31, 2009, we had 169 aircraft engines and related equipment with a cost of $1,113.6 million, three spare parts packages with a cost of $5.1 million and four aircraft with a cost of $18.8 million, in our operating lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2010	2009	2008
	(in thousands)
Region
United States	$22,662	$21,944	$20,933
Mexico	6,367	5,548	6,876
Canada	1,662	1,264	825
Europe	32,604	31,057	31,692
South America	14,380	16,575	14,701
Asia	18,413	19,164	22,860
Africa	432	480	574
Middle East	5,613	6,358	3,960
Totals	$102,133	$102,390	$102,421

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2010	2009	2008
	(in thousands)
Region
United States	$11,371	$12,059	$9,271
Mexico	3,686	3,203	2,195
Canada	957	831	420
Europe	13,313	15,916	12,555
South America	6,812	6,806	4,750
Asia	7,014	8,778	10,085
Africa	246	316	302
Middle East	2,859	3,824	1,571
Off-lease and other	(9,923)	(8,198)	(4,363)
Totals	$36,335	$43,535	$36,786

	Years Ended December 31,
Net book value of equipment held for operating lease	2010	2009	2008
	(in thousands)
Region
United States	$170,742	$187,598	$144,696
Mexico	59,869	46,557	38,920
Canada	14,786	9,416	9,713
Europe	345,256	245,683	225,055
South America	84,238	143,608	134,430
Asia	180,936	143,979	161,605
Africa	12,268	4,118	—
Middle East	46,791	63,043	46,023
Off-lease and other	83,115	132,820	69,297
Totals	$998,001	$976,822	$829,739

As of December 31, 2010 and 2009, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2010 Net Book Value
(in thousands)
Off-lease and other	$83,115
Month-to-month leases	142,544
Leases expiring 2011	324,992
Leases expiring 2012	101,612
Leases expiring 2013	83,171
Leases expiring 2014	43,899
Leases expiring 2015	54,430
Leases expiring thereafter	164,238
$998,001

Lease Term	December 31, 2009 Net Book Value
(in thousands)
Off-lease and other	$132,820
Month-to-month leases	95,956
Leases expiring 2010	312,558
Leases expiring 2011	124,515
Leases expiring 2012	65,999
Leases expiring 2013	69,447
Leases expiring 2014	38,721
Leases expiring thereafter	136,806
$976,822

As of December 31, 2010, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2011	$67,936
2012	46,819
2013	35,550
2014	27,883
2015	21,791
Thereafter	34,848
$234,827

(3) Notes Receivable

At December 31, 2010 and 2009, we had Notes receivable of $0.7 million and $0.9 million, respectively. As of December 31, 2010, the Company had four notes relating to lease rents and maintenance reserves owing from two lessees for four leased engines. Three of the notes are payable over the remaining twelve month period with interest payable at 8.5% per annum, with a final payment due in December 2011. The fourth note is due in full in May 2012.

(4) Investments

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. Our investment of $1.48 million (2009, $1.48 million) represents a 4.6% interest in the joint venture. On November 8, 2010, the sale of the Company’s interest in Sichuan Snecma was completed. The sales proceeds totaled $3.5 million, resulting in a gain of $2.0 million on the sale which was recorded as Other income in the current period.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.4 million and $9.2 million as of December 31, 2010 and December 31, 2009, respectively.

Year Ending December 31, 2010 and 2009	(in thousands)
Investment in WOLF A340, LLC as of December 31, 2008	$8,954
Investment	—
Earnings from joint venture	942
Distribution	(675)
Investment in WOLF A340, LLC as of December 31, 2009	$9,221
Investment	—
Earnings from joint venture	1,109
Distribution	(949)
Investment in WOLF A340, LLC as of December 31, 2010	$9,381

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 3.50%, secured by engines. The facility has a committed amount of $240.0 million, which revolves until the maturity date of November 2012.	$186,000	$222,500

WEST Series 2005-A1 term notes payable of $114.9 million (2009, $130.1 million) payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in July 2018; and $18.1 million (2009, $20.0 million) Series 2005-B1 term notes payable at LIBOR plus 6.00%, maturing in July 2020. Secured by engines.	132,983	150,022

WEST Series 2008-A1 term notes payable, a floating rate of interest based on LIBOR plus 1.50%, maturing in March 2021. Secured by engines.	167,457	183,795

WEST Series 2007-A2 warehouse notes payable of $174.8 million (2009, $127.0 million) payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in January 2024; and $25.0 million (2009, $18.4 million) Series 2007-B2 warehouse notes payable at LIBOR plus 2.75%, maturing in January 2026. Secured by engines.	199,790	145,415

Note payable at a floating rate of LIBOR plus 4.00%, maturing in December 2011. Secured by Series 2008-B1 notes ($16.6 million).	20,000	20,000

Note payable at a fixed interest rate of 4.50%, maturing in January 2014. Secured by engines.	20,936	—

Note payable at a fixed interest rate of 8.00%, unsecured, maturing in December 2013.	1,500	1,500

Note payable at a floating rate of LIBOR plus 1.20%, maturing in October 2011. Secured by an aircraft.	5,299	5,601

Note payable at a floating rate of LIBOR plus 1.50%, maturing in October 2011. Secured by an aircraft.	284	613

Total notes payable before discount	$734,249	$729,446

WEST Series 2005-A1 term notes discount, $3,000 at issuance, and WEST Series 2008-A1 term notes discount, $2,888 at issuance, net of amortization	(2,617)	(3,211)

Total notes payable	$731,632	$726,235

At December 31, 2010, one-month LIBOR was 0.26%. At December 31, 2009, the one-month LIBOR rate was 0.23%.

Principal outstanding at December 31, 2010, is repayable as follows:

Year	(in thousands)
2011 (includes $20.0 million outstanding on senior term loan)	$74,185
2012 (includes $186.0 million outstanding on revolving credit facility)	235,861
2013	51,362
2014	65,306
2015	48,489
Thereafter	259,046
$734,249

Certain of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2010.

At December 31, 2010, notes payable consists of loans totaling $731.6 million (net of discounts of $2.6 million) payable over periods of 10 months to approximately 15 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At December 31, 2010 and at December 31, 2009, we had warehouse and revolving credit facilities totaling approximately $440.0 million. At December 31, 2010, and December 31, 2009, respectively, approximately $54.2 million and $72.1 million were available under these combined facilities. The decrease in availability in 2010 was due to the drawdown of funds from the facilities to support engine purchases. The significant facilities are described below.

At December 31, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of December 31, 2010, $54.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at December 31, 2010 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.  Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down the balance under our revolving credit facility. At December 31, 2010, $20.9 million was outstanding under this loan.  Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. This loan is secured by three engines.

On August 9, 2005, we closed an asset-backed securitization through WEST, a bankruptcy remote Delaware Statutory Trust, which is the issuer of various series of term notes and warehouse notes secured by a portfolio of engines. At December 31, 2010, $300.4 million of WEST term notes and $199.8 million of WEST warehouse notes were outstanding.  The WEST term notes are divided into $114.9 million Series 2005-A1 notes, $167.5 million Series 2008-A1 notes and $18.1 million Series 2005-B1 notes. The WEST warehouse notes are divided into $174.8 million Series 2007-A2 notes and $25.0 million Series 2007-B2 notes.

The Series 2005-A1 and Series 2005-B1 notes were issued on August 9, 2005 in the original principal amounts of $200.0 million and $28.3 million, respectively.  The interest rate on the Series 2005-A1 and Series 2005-B1 notes equals one-month LIBOR plus a margin of 1.25% and 6.00%, respectively.  The Series 2005-A1 term notes’ expected maturity is July 2018 and the Series 2005-B1 term notes’ expected maturity is July 2020.

The Series 2008-A1 and Series 2008-B1 notes were issued on March 28, 2008 in the original principal amounts of $212.4 million and $20.3 million, respectively.  The interest rate on the Series 2008-A1 and Series 2008-B1 notes equals one-month LIBOR plus a margin of 1.50% and 3.50%, respectively.  The Series 2008-A1 term notes’ expected maturity is March 2021 and the Series 2008-B1 term notes’ expected maturity is March 2023.

The Series 2007-A2 and Series 2007-B2 notes were issued on December 13, 2007 in the original principal amounts of $175.0 million and $25.0 million, respectively.  The interest rate on the Series 2007-A2 notes and the Series 2007-B2 notes at December 31, 2010 is equal to one-month LIBOR plus a margin of 1.25% and 2.75%, respectively. Effective as of

February 14, 2011, those interest rates will increase to one-month LIBOR plus a margin of 1.75% and 3.75%, respectively.  The Series 2007-A2 and Series 2007-B2 notes originally allowed for borrowings of up to $200.0 million in the aggregate through December 15, 2010.  Effective as of February 14, 2011, the outstanding principal balances of $174.8 million and $25.0 million borrowed under these notes were converted to term loans which amortize on a monthly basis until their maturity.  The Series 2007-A2 notes’ expected maturity is January 2024 and the Series 2007-B2 notes’ expected maturity is January 2026.

WEST also entered into a Senior Liquidity Facility on December 13, 2007 which expires on the final maturity date of the Series 2008-A1 term notes in March 2021. The maximum facility size is 4% of the outstanding Series 2007-A2 notes and Series 2008-A1 notes. This facility replaced the requirement to maintain 4% cash reserves for the 2007-A2 notes and the Series 2008-A1 notes. The facility may be drawn on any payment date should the cash flow at WEST be insufficient to pay interest on the Series 2007-A2 notes, Series 2008-A1 notes and any required hedge payments. A commitment fee is payable on the facility. The establishment of this facility resulted in the release of $7.1 million of cash held previously in the Senior Restricted Cash Account in December 2007.

The assets of WEST and WEST Engine Funding LLC are not available to satisfy our obligations or any of our affiliates. WEST is consolidated for financial statement presentation purposes. WEST’s ability to make distributions and pay dividends to us is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to us. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments is held in the restricted cash account and is subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and may be utilized for the purchase of new engines.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the then-unpaid principal amount of the 2008-B1 notes) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder.  This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender.  The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%.  Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the then-unpaid principal amount of the 2005-B1 notes) with the proceeds of a term loan made by the bank which was the prior note holder.  This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender.  Interest on this term loan is one-month LIBOR plus a margin of 3.00%.  The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term.

At December 31, 2010 and 2009, one-month LIBOR was 0.26% and 0.23%, respectively.

(6) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $22.4 million of our borrowings at December 31, 2010 are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At December 31, 2010, we were a party to interest rate swap agreements with notional outstanding amounts of $430.0 million, remaining terms of between two and 51 months and fixed rates of between 2.10% and 5.05%. At December 31, 2009, we were a party to interest rate swap agreements with notional outstanding amounts of $528.0 million, remaining terms of between seven and 63 months and fixed rates of between 2.10% and 5.05%. The net fair value of the swaps at December 31, 2010 and 2009 was negative $14.3 million and negative $7.9 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of December 31, 2010, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at December 31, 2010, we anticipate that net finance costs will be increased by approximately $9.3 million for the year ending December 31, 2011 due to the interest rate derivative contracts currently in place.

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivative instruments, by contract type:

	Derivatives
		Fair Value
		Years Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009
		(in thousands)
Interest rate contracts	Assets under derivative instruments	$—	$3,689
Interest rate contracts	Liabilities under derivative instruments	$14,274	$11,584

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2010, 2009 and 2008:

		Amount of Loss (Gain) Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2010	2009	2008
		(in thousands)
Interest rate contracts	Interest expense	$18,633	$16,227	$5,197
Total		$18,633	$16,227	$5,197

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2010, 2009 and 2008:

Derivatives in	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Loss (Gain) Reclassified from Accumulated OCI into	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2010	2009	2008	(Effective Portion)	2010	2009	2008
	(in thousands)				(in thousands)
Interest rate contracts*	$(6,380)	$12,639	$(12,837)	Interest expense	$18,633	$16,227	$5,197
Total	$(6,380)	$12,639	$(12,837)	Total	$18,633	$16,227	$5,197

* These amounts are shown net of $15.7 million, $18.5 million and $5.2 million of interest payments reclassified to the income statement during the year ended December 31, 2010, 2009 and 2008, respectively.

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

(7) Income Taxes

The components of income tax expense for the years ended December 31, 2010, 2009 and 2008, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2010
Current	$(458)	$321	$(137)
Deferred	7,609	158	7,767
Total 2010	$7,151	$479	$7,630

December 31, 2009
Current	$108	$639	$747
Deferred	13,047	(3,774)	9,273
Total 2009	$13,155	$(3,135)	$10,020

December 31, 2008
Current	$382	$844	$1,226
Deferred	13,347	825	14,172
Total 2008	$13,729	$1,669	$15,398

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2010		2009		2008
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	6,690	34.0	11,012	34.0	14,280	34.0
State taxes, net of federal benefit	713	3.7	250	0.8	1,004	2.4
State income tax apportionment adjustment	(396)	(2.0)	(2,319)	(7.2)	—	—
Extraterritorial income exclusion	(101)	(0.5)	(92)	(0.3)	(169)	(0.4)
Prior year adjustments	—	—	—	—	27	0.1
FIN 48 liability	113	0.6	—	—	—	—
Permanent differences-162(m)	406	2.1	516	1.6	—	—
Permanent differences and other	205	0.9	653	2.0	256	0.6
Effective income tax expense	7,630	38.8	10,020	30.9	15,398	36.7

In 2010, 2009, and 2008, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

For the year ended December 31, 2010 and 2009, the Company’s effective tax rate was reduced by $0.4 million and $2.3 million, respectively, related to a change in California state tax law during 2009 regarding state apportionment of income which is effective 2011. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible for tax purposes, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,175	$1,240
State taxes	2,518	2,496
Reserves and allowances	1,811	1,209
Other accruals	4,014	2,678
Alternative minimum tax credit	377	1,064
Net operating loss carry forward	23,807	30,082
Total deferred tax assets	33,702	38,769

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(106,834)	(95,753)
Section 481 adjustment-Maintenance reserve	(4,929)	(12,576)
Other deferred tax liabilities	(3,669)	(4,403)
Net deferred tax liabilities	(115,432)	(112,732)

Other comprehensive income, deferred tax asset	6,085	4,845

Net deferred tax liabilities	$(75,645)	$(69,118)

As of December 31, 2010, we had net operating loss carry forwards of approximately $67.0 million for federal tax purposes and $12.7 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2021 to 2029 and the state net operating loss carry forwards will expire at various times from 2013 to 2016. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2010, we also had alternative minimum tax credit of approximately $0.3 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2010 was estimated to have a fair value of approximately $670.7 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

(9) Risk Management — Risk Concentrations and Interest Rate Risk

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

We place our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limit the amount of credit exposure to any one party. We opt for security of principal as opposed to yield. In late 2008, we moved substantial deposits to U.S. treasury securities to avoid risk of loss. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the relatively few lessees which have this provision in the lease.  We enter into interest rate swap agreements with five counterparties that are investment grade financial institutions.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2010, such swap agreements had notional outstanding amounts of $430.0 million, average remaining terms of between two and 51 months and fixed rates of between 2.10% and 5.05%.  In 2010, 2009 and 2008, $18.6, $16.2 and $5.2 million was realized through the income statement as an increase in interest expense, respectively.

(10) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.2 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.5 million. We also lease office space in Shanghai, China. The lease expires December 31, 2011 and the remaining lease commitment is approximately $65,000. We also lease office and living space in London, United Kingdom. The office space lease continues month-to-month and the living space lease expires January 3, 2011. At December 31, 2010, there was no remaining lease commitment. We also lease office space in Blagnac, France. The lease expires December 31, 2011 and the remaining lease commitment is approximately $20,000.

We have made purchase commitments to secure the purchase during 2011 of five engines for a gross purchase price of $45.0 million, for delivery in 2011. As at December 31, 2010, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2009 purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our 2011 commitments to purchase.

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

(b)         Common Stock Repurchase

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. During 2010, the Company repurchased 367,483 shares of common stock for approximately $4.2 million under this program, at a weighted average price of $11.31 per share. The repurchased shares were subsequently retired.  As of December 31, 2010, the total number of common shares outstanding was 9.2 million.

(12) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2010, 2009 and 2008, included in the accompanying consolidated statements of income were as follows:

	2010	2009	2008
	(in thousands)
2007 Stock Incentive Plan	$2,603	$2,246	$1,570
1996 Stock Option/Stock Issuance Plan	14	146	74
Employee Stock Purchase Plan	61	43	49
Total Stock Compensation Expense	$2,678	$2,435	$1,693

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 1,070,092 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. The stock compensation expense related to the 2007-2010 restricted stock awards that will be recognized over the average remaining vesting period of 2.4 years totals $5.0 million. At December 31, 2010, the intrinsic value of unvested restricted stock awards is $7.5 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Value
Balance as of December 31, 2007	255,404	$15.07	$3,849,555
Shares granted	574,458	10.00	5,745,935
Shares cancelled	(33,043)	13.29	(439,195)
Shares vested	(75,443)	14.51	(1,094,434)
Balance as of December 31, 2008	721,376	$11.18	$8,061,861
Shares granted	28,220	13.44	379,408
Shares cancelled	—	—	—
Shares vested	(191,292)	11.63	(2,224,055)
Balance as of December 31, 2009	558,304	$11.14	$6,217,214
Shares granted	212,010	11.19	2,371,619
Shares cancelled	—	—	—
Shares vested	(194,523)	11.89	(2,312,649)
Balance as of December 31, 2010	575,791	$10.90	$6,276,184

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (the Purchase Plan), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2010 and 2009, 20,523 and 16,203 shares of common stock, respectively, were issued under the

Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $3.40, $2.77 and $2.77 for 2010, 2009 and 2008, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. In the year ended December 31, 2009, 122,299 options were exercised with a total intrinsic value at exercise date of approximately $0.8 million and 62,320 options were cancelled. We issue new shares through our transfer agent upon stock option exercise. In the year ended December 31, 2010, 206,146 options were exercised with a total intrinsic value at exercise date of approximately $1.4 million and 751 options were cancelled. There are 812,891 stock options vested and expected to vest under the 1996 Stock Option/Stock Issuance Plan which have an intrinsic value of $5.1 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	—	1,363,311	$7.12	—	$7,653,940
Options exercised	—	(106,876)	4.90	—	—
Options cancelled	—	(52,028)	14.00	—	—
Outstanding at December 31, 2008	—	1,204,407	$7.01	—	$3,270,437
Options exercised	—	(122,299)	5.65	—	—
Options cancelled	—	(62,320)	15.19	—	—
Outstanding at December 31, 2009	—	1,019,788	$6.68	—	$8,486,579
Options exercised	—	(206,146)	6.20	—	—
Options cancelled	—	(751)	6.50	—	—
Outstanding at December 31, 2010	—	812,891	$6.80	1.81	$5,064,940

Vested and expected to vest at:
December 31, 2010		812,891	$6.80	1.81	$5,064,940

Options exercisable at:
December 31, 2008		1,162,907	$6.92	3.17	$3,266,842
December 31, 2009		1,014,538	$6.66	2.53	$8,463,664
December 31, 2010		812,891	$6.80	1.81	$5,064,940

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From $4.50 to $4.50	2,214	1.39	$4.50	2,214	$4.50
From $4.68 to $4.68	114,839	1.35	4.68	114,839	4.68
From $4.92 to $4.92	7,775	2.41	4.92	7,775	4.92
From $5.01 to $5.01	208,954	2.17	5.01	208,954	5.01
From $5.40 to $5.40	174,350	0.78	5.40	174,350	5.40
From $8.40 to $8.49	7,811	3.89	8.44	7,811	8.44
From $8.70 to $8.70	9,281	5.40	8.70	9,281	8.70
From $9.20 to $9.20	112,750	4.59	9.20	112,750	9.20
From $10.00 to $10.00	158,917	0.16	10.00	158,917	10.00
From $11.24 to $11.24	16,000	5.25	11.24	16,000	11.24
From $4.50 to $11.24	812,891	1.81	$6.80	812,891	$6.80

(13) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2010, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $16,500 (or $22,000 for employees at least 50 years of age). We match employee contributions up to 50% of 8% of the employee’s salary which totaled $303,000 in 2010, $271,000 in 2009 and $238,000 in 2008.

(14) Legal Proceedings

Two of our Irish subsidiaries, WLFC Funding (Ireland) Limited and WLFC (Ireland) Limited, were sued in connection with the Italian liquidation proceedings of Volare Airlines.  The actions allege that our subsidiaries received preferential payments in the aggregate amount of 7.0 million euro on account of our engine leases to Volare in 2003 and within one year prior to Volare’s ceasing operations.  We believe any loss, as a result of the proceedings, is neither probable nor estimable at December 31, 2010 and we are defending this claim vigorously.

(15) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data).

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,699	$32,778	$40,191	$39,634	$148,302
Net income	3,050	1,907	3,083	4,010	12,050

Net income attributable to common shareholders	2,268	1,125	2,301	3,228	8,922

Basic earnings per common share	0.26	0.13	0.27	0.37	1.03

Diluted earnings per common share	0.24	0.12	0.25	0.35	0.96

Average common shares outstanding	8,660	8,729	8,683	8,654	8,681
Diluted average common shares outstanding	9,303	9,255	9,080	9,199	9,251

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$34,579	$33,390	$43,642	$38,829	$150,440
Net income	7,022	5,019	9,299	1,027	22,367

Net income attributable to common shareholders	6,240	4,237	8,517	245	19,239

Basic earnings per common share	0.75	0.51	1.01	0.03	2.30

Diluted earnings per common share	0.71	0.47	0.93	0.03	2.14

Average common shares outstanding	8,306	8,342	8,391	8,414	8,364
Diluted average common shares outstanding	8,675	8,926	9,051	9,072	8,983

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$32,243	$37,240	$45,894	$37,429	$152,806
Net income	5,105	6,422	10,725	4,349	26,601

Net income attributable to common shareholders	4,323	5,640	9,943	3,567	23,473

Basic earnings per common share	0.53	0.69	1.20	0.43	2.85

Diluted earnings per common share	0.49	0.64	1.14	0.41	2.68

Average common shares outstanding	8,190	8,225	8,253	8,300	8,242
Diluted average common shares outstanding	8,785	8,735	8,757	8,787	8,760

(16) Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 30% of our common stock. As of December 31, 2010, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.8 million at December 31, 2010. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.8 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase operating income by $3.2 million which will be recognized over the five year term of the finance lease. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the year ended December 31, 2010, sales of consigned parts were $45,100. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the year ended December 31, 2010, sales of consigned parts were $24,900. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the year ended December 31, 2010, sales of consigned parts were $4,100. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the year ended December 31, 2010, sales of consigned parts were $0.2 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the year ended December 31, 2010 under this program.

The Company entered into an Independent Contractor Agreement dated September 9, 2009 with Hans Jorg Hunziker, a member of our Board of Directors.  Under this Agreement, Mr. Hunziker will provide services in connection with the identification and qualification of potential investors in our equity securities.  The board has determined that, notwithstanding this limited assignment, Mr. Hunziker remains an independent director. During 2010, the Company incurred $39,400 in consulting fees related to this Agreement. This Agreement expired, by its terms, on October 31, 2010.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2010 and 2009

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,202	$2,012
Equipment held for operating lease, less accumulated depreciation	299,175	304,480
Equipment held for sale	7,379	14,245
Operating lease related receivable, net of allowances	2,200	1,271
Notes receivable	83	342
Investments	9,381	10,701
Investment in subsidiaries	140,264	130,191
Due from affiliate, net	2,851	2,305
Assets under derivative instruments	—	1,405
Property, equipment & furnishings, less accumulated depreciation	6,971	7,296
Equipment purchase deposits	2,769	2,082
Other assets, net	6,950	7,257
Total assets	$480,225	$483,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,576	$8,014
Liabilities under derivative instruments	3,516	1,493
Deferred income taxes	4,923	7,136
Notes payable, net of discount	217,455	232,299
Maintenance reserves	8,812	11,402
Security deposits	1,917	1,538
Unearned lease revenue	1,056	912
Total liabilities	253,255	262,794

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,181,365 and 9,181,620 shares issued and outstanding at December 31, 2010 and 2009, respectively)	92	92
Paid-in capital in excess of par	60,108	60,671
Retained earnings	145,324	136,402
Accumulated other comprehensive loss, net of income tax benefit	(10,469)	(8,287)
Total shareholders’ equity	226,970	220,793
Total liabilities and shareholders’ equity	$480,225	$483,587

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME

Parent Company Information

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Years Ended December 31,
	2010	2009	2008
REVENUE
Lease rent revenue	$28,486	$34,301	$34,221
Maintenance reserve revenue	11,187	15,445	8,716
Gain on sale of leased equipment	3,782	611	6,100
Other income	14,586	10,722	11,649
Total revenue	58,041	61,079	60,686

EXPENSES
Depreciation expense	14,800	17,385	15,533
Write-down of equipment	2,874	4,992	3,207
General and administrative	27,917	24,857	25,597
Technical expense	3,720	2,378	1,536
Net finance costs:
Interest expense	15,039	10,835	11,944
Interest income	(25)	(14)	(117)
Net loss on debt extinguishment	—	19	—
Total net finance costs	15,014	10,840	11,827
Total expenses	64,325	60,452	57,700

Earnings from operations	(6,284)	627	2,986

Earnings from joint venture	1,109	942	797

Income/(Loss) before income taxes	(5,175)	1,569	3,783
Income tax benefit/(expense)	1,602	(1,052)	(1,555)

Earnings from investment in affiliate	15,623	21,850	24,373

Net income	$12,050	$22,367	$26,601

Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$8,922	$19,239	$23,473

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$12,050	$22,367	$26,601
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary	(15,623)	(21,850)	(24,373)
Depreciation expense	14,800	17,385	15,533
Write-down of equipment	2,874	4,992	3,207
Stock-based compensation expenses	2,678	2,435	1,693
Amortization of deferred costs	2,719	1,764	2,260
Amortization of interest rate derivative	2,956	258	—
Allowances and provisions	(21)	532	23
Gain on sale of leased equipment	(3,782)	(611)	(6,100)
Gain on sale of leased equipment deposits	—	(400)	—
Gain on sale of interest in joint venture	(2,020)	—	—
Settlement of interest rate derivative	—	(2,557)	—
Income from joint venture, net of distributions	(160)	(267)	(231)
Net loss on debt extinguishment	—	19	—
Deferred income taxes	(2,041)	4,840	3,564
Changes in assets and liabilities:
Receivables	(908)	1,155	(335)
Notes receivable	259	(342)	—
Other assets	(2,146)	92	(1,858)
Accounts payable and accrued expenses	4,473	(7,496)	(500)
Due to/from subsidiary	(546)	(680)	(905)
Maintenance reserves	(2,590)	(5,433)	(5,318)
Security deposits	379	(40)	(536)
Unearned lease revenue	144	(1,045)	(494)
Net cash provided by operating activities	13,495	15,118	12,231

Cash flows from investing activities:
Increase in investment in subsidiary, net	(21,814)	(28,868)	(24,356)
Distributions received from subsidiary, net	39,314	50,979	45,006
Proceeds from sale of equipment held for operating lease (net of selling expenses)	13,520	10,091	53,947
Proceeds from sale of equipment deposits (net of selling expenses)	—	6,580	—
Proceeds from sale of interest in joint venture	3,500	—	—
Excess distributions from joint venture	—	—	124
Purchase of equipment held for operating lease	(25,946)	(88,913)	(58,353)
Purchase of property, equipment and furnishings	(399)	(199)	(1,593)
Net cash provided by/(used in) investing activities	8,175	(50,330)	14,775

Cash flows from financing activities:
Proceeds from issuance of notes payable	120,466	311,832	104,178
Debt issuance cost	(268)	(3,993)	(548)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	493	74	412
Excess tax benefit from stock-based compensation	422	264	129
Repurchase of common stock	(4,156)	(40)	—
Principal payments on notes payable	(135,309)	(276,276)	(126,661)
Net cash (used in)/provided by financing activities	(21,480)	28,733	(25,618)
Increase (decrease) in cash and cash equivalents	190	(6,479)	1,388
Cash and cash equivalents at beginning of period	2,012	8,491	7,103

Cash and cash equivalents at end of period	$2,202	$2,012	$8,491
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$7,462	$6,002	$10,309
Income Taxes	$541	$511	$2,256

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

December 31, 2010, 2009 and 2008

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2008
Accounts receivable, allowance for doubtful accounts	$62	$277	$—	$339
December 31, 2009
Accounts receivable, allowance for doubtful accounts	339	513	(385)	467
December 31, 2010
Accounts receivable, allowance for doubtful accounts	467	(35)	(9)	423

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.