Form 10-Q
period 2011-03-31
WILLIS LEASE FINANCE CORP
filed 2011-05-09
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 6, 2011
Common Stock, $0.01 par value per share	8,921,656

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,754	$2,225
Restricted cash	95,493	77,013
Equipment held for operating lease, less accumulated depreciation of $202,657 and $192,377 at March 31, 2011 and December 31, 2010, respectively	998,940	998,001
Equipment held for sale	6,917	7,418
Operating lease related receivable, net of allowances of $389 and $423 at March 31, 2011 and December 31, 2010, respectively	6,259	8,872
Notes receivable	693	747
Investments	9,687	9,381
Property, equipment & furnishings, less accumulated depreciation of $4,169 and $3,984 at March 31, 2011 and December 31, 2010, respectively	6,955	6,971
Equipment purchase deposits	1,969	2,769
Other assets, net	15,088	12,565

Total assets	$1,144,755	$1,125,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,524	$18,099
Liabilities under derivative instruments	11,685	14,274
Deferred income taxes	79,651	75,645
Notes payable, net of discount of $2,478 and $2,617 at March 31, 2011 and December 31, 2010, respectively	746,786	731,632
Maintenance reserves	51,736	50,442
Security deposits	5,817	5,726
Unearned lease revenue	3,816	3,174

Total liabilities	916,015	898,992

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,817,311 and 9,181,365 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	88	92
Paid-in capital in excess of par	55,683	60,108
Retained earnings	149,605	145,324
Accumulated other comprehensive loss, net of income tax benefit of $4,979 and $6,085 at March 31, 2011 and December 31, 2010, respectively	(8,551)	(10,469)

Total shareholders’ equity	228,740	226,970

Total liabilities and shareholders’ equity	$1,144,755	$1,125,962

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE
Lease rent revenue	$27,306	$26,052
Maintenance reserve revenue	8,226	6,764
Gain on sale of leased equipment	5,060	2,220
Other income	220	663

Total revenue	40,812	35,699

EXPENSES
Depreciation expense	13,189	11,743
General and administrative	8,211	7,302
Technical expense	2,307	1,637
Net finance costs:
Interest expense	9,244	10,497
Interest income	(43)	(28)

Total net finance costs	9,201	10,469

Total expenses	32,908	31,151

Earnings from operations	7,904	4,548

Earnings from joint venture	306	262

Income before income taxes	8,210	4,810
Income tax expense	(3,147)	(1,760)

Net income	$5,063	$3,050

Preferred stock dividends paid and declared-Series A	782	782

Net income attributable to common shareholders	$4,281	$2,268

Basic earnings per common share:	$0.50	$0.26

Diluted earnings per common share:	$0.47	$0.24

Average common shares outstanding	8,552	8,660
Diluted average common shares outstanding	9,048	9,303

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2011 and 2010

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793
Net income	—	—	—	—	—	3,050	3,050
Unrealized loss from derivative instruments, net of tax benefit of $898	—	—	—	—	(1,556)	—	(1,556)

Total comprehensive income							1,494
Preferred stock dividends paid	—	—	—	—	—	(782)	(782)
Shares repurchased	—	(3)	—	(35)	—	—	(35)
Shares issued under stock compensation plans	—	56	—	104	—	—	104
Stock-based compensation expense	—	—	—	575	—	—	575
Excess tax cost from stock-based compensation	—	—	—	(78)	—	—	(78)

Balances at March 31, 2010	$31,915	9,235	$92	$61,237	$(9,843)	$138,670	$222,071

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970
Net income	—	—	—	—	—	5,063	5,063
Unrealized gain from derivative instruments, net of tax expense of $1,107	—	—	—	—	1,918	—	1,918

Total comprehensive income							6,981
Preferred stock dividends paid	—	—	—	—	—	(782)	(782)
Shares repurchased	—	(403)	(4)	(5,292)	—	—	(5,296)
Shares issued under stock compensation plans	—	39	—	(90)	—	—	(90)
Stock-based compensation expense	—	—	—	712	—	—	712
Excess tax benefit from stock-based compensation	—	—	—	245	—	—	245

Balances at March 31, 2011	$31,915	8,817	$88	$55,683	$(8,551)	$149,605	$228,740

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,063	$3,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,189	11,743
Stock-based compensation expenses	712	575
Amortization of deferred costs	1,129	1,350
Amortization of loan discount	139	154
Amortization of interest rate derivative cost	437	769
Allowances and provisions	(34)	(30)
Gain on sale of leased equipment	(5,060)	(2,220)
Income from joint venture, net of distributions	(306)	27
Deferred income taxes	2,899	1,585
Changes in assets and liabilities:
Receivables	2,647	588
Notes receivable	54	114
Other assets	(3,294)	(1,587)
Accounts payable and accrued expenses	(2,703)	(236)
Restricted cash	(17,791)	(7,946)
Maintenance reserves	1,294	4,353
Security deposits	91	(193)
Unearned lease revenue	642	(10)

Net cash (used in) provided by operating activities	(892)	12,086

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	29,533	9,169
Restricted cash for investing activities	(689)	(99)
Purchase of equipment held for operating lease	(35,990)	(9,164)
Purchase of property, equipment and furnishings	(168)	(124)

Net cash used in investing activities	(7,314)	(218)

Cash flows from financing activities:
Proceeds from issuance of notes payable	45,409	73,059
Debt issuance cost	(357)	(268)
Preferred stock dividends	(782)	(782)
Proceeds from shares issued under stock compensation plans	(90)	104
Excess tax benefit/(cost) from stock-based compensation	245	(78)
Repurchase of common stock	(5,296)	(35)
Principal payments on notes payable	(30,394)	(84,000)

Net cash provided by (used in) financing activities	8,735	(12,000)

Increase/(Decrease) in cash and cash equivalents	529	(132)
Cash and cash equivalents at beginning of period	2,225	2,056

Cash and cash equivalents at end of period	$2,754	$1,924

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,871	$4,207

Income Taxes	$38	$147

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(a) Basis of Presentation: Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010, and the results of our operations for the three months ended March 31, 2011 and 2010, and our cash flows for the three months ended March 31, 2011 and 2010. The results of operations and cash flows for the period ended March 31, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our notional interest rate swaps of $415.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that corroborate observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $11.7 million and $14.3 million as of March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and March 31, 2010, $3.4 million and $4.9 million, respectively, was realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2011 and December 31, 2010:

	$(14,274)	$(14,274)	$(14,274)	$(14,274)	$(14,274)	$(14,274)	$(14,274)	$(14,274)
	Assets and (Liabilities) at Fair Value
	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(11,685)	$—	$(11,685)	$—	$(14,274)	$—	$(14,274)	$—

Total	$(11,685)	$—	$(11,685)	$—	$(14,274)	$—	$(14,274)	$—

During the three months ended March 31, 2011 and December 31, 2010, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. During the three months ended March 31, 2011 and 2010, there was no write-down of long-lived assets recorded.

(c) Notes receivable: Notes receivable are recorded net of any unamortized fees and incremental direct costs. Amortization of any fees is recorded over the term of the related loan. As applicable, interest income on the notes receivable is accrued as earned. We evaluate the collectability of both interest and principal for each note receivable to determine whether it is impaired, based on current information and events. Once collectability is not reasonably assured, interest income is recognized on a cash basis, unless we determine the note should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal.

(d) Subsequent Events: We have reviewed and evaluated material subsequent events through the date the financial statements were issued. As disclosed in Note 7, on April 1, 2011, the Company awarded 103,424 shares of restricted stock which vest over 4 years from date of issuance.

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

3. Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $2.1 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.5 million. We also lease office space in Shanghai, China. The lease expires December 31, 2011 and the remaining lease commitment is approximately $48,600. We also lease office and living space in London, United Kingdom. The living space lease expired on January 3, 2011 and continues month-to-month and the office space lease expires December 2012 and the remaining lease commitment is approximately $0.3 million. We also lease office space in Blagnac, France. The lease expires December 31, 2011 and the remaining lease commitment is approximately $15,700.

We have made purchase commitments to secure the purchase during 2011 of four engines for a gross purchase price of $39.5 million, for delivery in 2011. As of March 31, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2011 purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our 2011 commitments to purchase.

4. Investments

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.7 million and $9.2 million as of March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011	(in thousands)
Investment in WOLF A340, LLC as of December 31, 2010	$9,381
Earnings from joint venture	306
Distribution	—

Investment in WOLF A340, LLC as of March 31, 2011	$9,687

5. Long Term Debt

At March 31, 2011, notes payable consists of loans totaling $746.8 million (net of discount of $2.5 million), payable over periods of seven months to fifteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments). At March 31, 2011, we had revolving credit facilities totaling approximately $285.0 million with $71.5 million in funds available to us. Our significant debt instruments are discussed below:

At March 31, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. As of March 31, 2011, $71.5 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at March 31, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $20.6 million as of March 31, 2011.

At March 31, 2011, we had $471.8 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $111.1 million Series 2005-A1 notes, $172.6 million Series 2007-A2 notes, $24.7 million Series 2007-B2 notes and $163.4 million Series 2008-A1 notes. At March 31, 2011, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2011, interest on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At March 31, 2011, interest on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At March 31, 2011, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $18.9 million as of March 31, 2011.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. Interest on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $17.6 million as of March 31, 2011.

WEST’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments are held in the restricted cash account and are subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and are utilized for the purchase of new engines.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the Company’s obligations or the obligations of any of our affiliates. WEST is consolidated for financial statement presentation purposes.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at March 31, 2011.

At March 31, 2011 and 2010, one-month LIBOR was 0.24% and 0.25%, respectively.

The following is a summary of the aggregate maturities of notes payable at March 31, 2011 (dollars in thousands):

Year Ending December 31,
2011 (9 months remaining including $18.9 million for senior term loan)	$61,700
2012 (includes $213.5 million outstanding on revolving credit facility)	263,361
2013	51,362
2014	65,306
2015	48,488
2016 and thereafter	259,047

$749,264

6. Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $22.1 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2011, we were a party to interest rate swap agreements with notional outstanding amounts of $415.0 million, remaining terms of between two and forty-nine months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at March 31, 2011 was negative $11.7 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of March 31, 2011, has used creditworthiness inputs that corroborate observable market data regarding the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive (loss) income for all derivative instruments.

Based on the implied forward rate for LIBOR at March 31, 2011, we anticipate that net finance costs will be increased by approximately $9.8 million for the 12 months ending March 31, 2012 due to the interest rate derivative contracts currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Values
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$11,685	$14,274

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2011 and 2010:

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized on Derivatives in the Statements of Income	Three Months Ended March 31,
		2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$3,366	$4,895

Total		$3,366	$4,895

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2011 and 2010:

	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts*	$2,589	$(2,454)	Interest expense	$(3,366)	$(4,895)

Total	$2,589	$(2,454)	Total	$(3,366)	$(4,895)

*	These amounts are shown net of $2.9 million and $4.9 million of interest payments reclassified to the income statement during the three months ended March 31, 2011 and 2010, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of March 31, 2011, no hedging agreements exist under which the counterparties would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

7. Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,173,516 shares of restricted stock awarded to date, including shares issued on April 1, 2011. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. As of March 31, 2011, there was no restricted stock awarded to-date in 2011; however, on April 1, 2011, the Company granted 103,424 shares vesting over 4 years from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.7 million in stock compensation expense was recorded in the three months ended March 31, 2011. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.3 years and totals $3.8 million. At March 31, 2011, the intrinsic value of unvested restricted stock awards issued through March 31, 2011 is $6.7 million. The 2007 Plan terminates on May 24, 2017.

In the three months ended March 31, 2011, 163,996 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 648,895 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $4.3 million.

8. Income Taxes

Income tax expense for the three months ended March 31, 2011 and 2010 was $3.1 million and $1.8 million, respectively. The effective tax rate for the three months ended March 31, 2011 and 2010 was 38.3% and 36.6%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9. Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock. As of March 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.6 million at March 31, 2011. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.7 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase Earnings from operations by $3.2 million which will be recognized over the five year lease term. Revenue is recorded throughout the lease term as cash is received, with $0.4 million recorded as rent revenue in the current period. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2011, sales of consigned parts were $62,200. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2011, sales of consigned parts were $6,100. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the three months ended March 31, 2011, sales of consigned parts were $1,000. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the three months ended March 31, 2011, sales of consigned parts were $20,400. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the three months ended March 31, 2011 under this program.

10. Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Operating lease related receivable and Accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes payable as of March 31, 2011 was estimated to have a fair value of approximately $686.5 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2010 Form 10-K.

Results of Operations

Three months ended March 31, 2011, compared to the three months ended March 31, 2010:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2011 increased 4.8% to $27.3 million from $26.1 million for the comparable period in 2010. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease and higher overall portfolio utilization in the current period, which was partially offset by lower lease rates for certain engine types. The aggregate of net book value of lease equipment at March 31, 2011 and 2010 was $998.9 million and $968.2 million, respectively, an increase of 3.2%. The average utilization for the three months ended March 31, 2011 and 2010 was 89% and 85%, respectively. At March 31, 2011 and 2010, approximately 85% of equipment held for lease by book value were on-lease.

During the three months ended March 31, 2011, we added $37.9 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2010, we added $10.6 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2011 increased 21.6% to $8.2 million from $6.8 million for the comparable period in 2010. This increase was primarily due to the larger lease asset portfolio and an increased amount of equipment on-lease in the current quarter.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2011, we sold three engines and other related equipment generating a net gain of $5.1 million. During the three months ended March 31, 2010, we sold one engine and other related equipment generating a net gain of $2.2 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income decreased to $0.2 million from $0.7 million for the comparable period in 2010. During the three months ended March 31, 2010, we settled an insurance claim for $0.5 million for lease rents foregone for one of our engines which was unavailable for our use for a period of time.

Depreciation Expense. Depreciation expense increased 12.3% to $13.2 million for the three months ended March 31, 2011 from the comparable period in 2010, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types that occurred in 2010 but did not affect the first quarter of 2010. The 2010 change in depreciation estimate resulted in a $1.0 million increase in depreciation expense for the three months ended March 31, 2011. The net effect of the 2010 change in depreciation estimate is a reduction in net income of $0.6 million or $0.07 in diluted earnings per share for the three months ended March 31, 2011 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. There was no equipment write-down recorded in either of the three month periods ended March 31, 2011 and 2010.

General and Administrative Expenses. General and administrative expenses increased 12.5% to $8.2 million for the three months ended March 31, 2011, from the comparable period in 2010, due mainly to increases in employment related costs ($0.6 million), corporate travel expenses ($0.2 million) and consulting fees ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 40.9% to $2.3 million for the three months ended March 31, 2011, from the comparable period in 2010 due mainly to an increase in engine maintenance costs due to higher repair activity ($0.7 million) and an increase in engine freight costs ($0.2 million), partially offset by a decrease in engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.3 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense decreased 11.9% to $9.2 million for the three months ended March 31, 2011, from the comparable period in 2010, due primarily to a decrease in the notional value of swaps in place during the current quarter, despite an increase in average debt outstanding. Notes payable balance at March 31, 2011 and 2010, was $746.8 million and $715.4 million, respectively, an increase of 4.4%. All but $22.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased slightly from an average of 0.24% for the three months ended March 31, 2010 to an average of 0.25% for the three months ended March 31, 2011 (average of month-end rates). At March 31, 2011 and 2010, one-month LIBOR was 0.24% and 0.25%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of March 31, 2011, such swap agreements had notional outstanding amounts of $415.0 million, remaining terms of between two and forty-nine months and fixed rates of between 2.10% and 5.05%. As of March 31, 2010, such swap agreements had notional outstanding amounts of $527.0 million, remaining terms of between four and sixty months and fixed rates of between 2.10% and 5.05%. In the three months ended March 31, 2011 and 2010, $3.4 million and $4.9 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended March 31, 2011, increased to $0.04 million from $0.03 million for the three months ended March 31, 2010, due to an increase in deposit balances.

Income Tax Expense. Income tax expense for the three months ended March 31, 2011 and 2010 was $3.1 million and $1.8 million, respectively. The effective tax rate for the three months ended March 31, 2011 and 2010 was 38.3% and 36.6%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $45.4 million and $73.1 million, in the three-month periods ended March 31, 2011 and 2010, respectively, was derived from this activity. In these same time periods $30.4 million and $84.0 million, respectively, was used to pay down related debt. Cash flow from operating activities was negative $0.9 million and $12.1 million in the three-month periods ended March 31, 2011 and 2010, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at March 31, 2011 and have reduced cash flows from operating activities by $17.8 million for the three-month period ended March 31, 2011.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $36.0 million and $9.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 85%, by book value, of our assets were on-lease at March 31, 2011 and at March 31, 2010, and the average utilization rate for the three months ended March 31, 2011, was 89% compared to 85% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2011, Notes payable consists of loans totaling $746.8 million (net of discount of $2.5 million), payable over periods of seven months to fifteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments). Our significant debt instruments are discussed below:

At March 31, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. As of March 31, 2011, $71.5 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at March 31, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $20.6 million as of March 31, 2011.

At March 31, 2011, we had $471.8 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $111.1 million Series 2005-A1 notes, $172.6 million Series 2007-A2 notes, $24.7 million Series 2007-B2 notes and $163.4 million Series 2008-A1 notes. At March 31, 2011, interest on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2011, interest on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At March 31, 2011, interest on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At March 31, 2011, interest on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $18.9 million as of March 31, 2011.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. Interest on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $17.6 million as of March 31, 2011.

WEST’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST’s maintenance of adequate reserves and capital. Under WEST, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, maintenance reserve payments and lease security deposits are accumulated in restricted accounts and are not available for general use. Cash from maintenance reserve payments are held in the restricted cash account and are subject to a minimum balance established annually based on an engine portfolio maintenance reserve study provided by a third party. Any excess maintenance reserve amounts remain within the restricted cash accounts and are utilized for the purchase of new engines.

The assets of WEST, WEST Engine Funding LLC and any associated Owner Trust are not available to satisfy the Company’s obligations or the obligations of any of our affiliates. WEST is consolidated for financial statement presentation purposes.

At March 31, 2011 and December 31, 2010, we had warehouse and revolving credit facilities totaling approximately $285.0 million and $440.0 million, respectively. At March 31, 2011 and December 31, 2010, respectively, approximately $71.5 million and $54.2 million were available under these combined facilities.

At March 31, 2011 and 2010, one-month LIBOR was 0.24% and 0.25%, respectively.

Approximately $742.3 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and approximately 70% of spare parts purchases. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at March 31, 2011.

Approximately $74.2 million of our debt is repayable during the next 12 months, which includes $18.9 million owing under our senior term loan. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at March 31, 2011.

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$749,264	$74,165	$331,197	$105,146	$238,756
Interest payments under long-term debt obligations	68,335	18,805	22,179	11,694	15,657
Operating lease obligations	2,864	894	1,465	505	—
Purchase obligations	39,454	39,454	—	—	—

Total	$859,917	$133,318	$354,841	$117,345	$254,413

During the remainder of 2011, we have commitments to purchase four engines and related equipment for a gross purchase price of $39.5 million. As at March 31, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2011 engine deliveries from CFM are included in our commitments to purchase. In September 2010, we signed a Memorandum of Understanding to purchase six Sukhoi Superjet (SSJ) 100 aircraft and options for four additional aircraft, with the first aircraft delivery scheduled for September 2012. As this agreement is non-binding, the future aircraft deliveries have not been included in our commitments to purchase.

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

Management of Interest Rate Exposure

At March 31, 2011, all but $22.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $415.0 million, with remaining terms of between two and forty-nine months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at March 31, 2011 was negative $11.7 million, representing a net liability for us.

The realized amount on these derivative instrument arrangements increased expense by $3.4 million and $4.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 32% of our common stock. As of March 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.6 million at March 31, 2011. Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owes us $2.7 million in overdue rent. We hold letters of credit for $0.2 million which may be used to partially offset our claims against Island Air.

In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million. Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. This transaction will increase Earnings from operations by $3.2 million which will be recognized over the five year lease term. Revenue is recorded throughout the lease term as cash is received, with $0.4 million recorded as rent revenue in the current period. We are also discussing a program for them to commence payments of the deferred amounts under the previous operating leases on a reduced basis. This program is dependent on their obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the three months ended March 31, 2011, sales of consigned parts were $62,200. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the three months ended March 31, 2011, sales of consigned parts were $6,100. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the three months ended March 31, 2011, sales of consigned parts were $1,000. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the three months ended March 31, 2011, sales of consigned parts were

$20,400. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the three months ended March 31, 2011 under this program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $22.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.1 million (in 2010, $1.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $11.0 million for the year ending December 31, 2011, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2011, 80% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Our largest customer accounted for approximately 14.0% and 13.5% of total lease rent revenue during the three months ended March 31, 2011 and 2010, respectively. No other customer accounted for greater than 10% of total lease rent revenue during these periods.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2011 - January 31, 2011	53	$13.53	53	$25,083
February 1, 2011 - February 28, 2011	22	$13.43	22	$24,794
March 1, 2011 - March 31, 2011	328	$13.07	328	$20,507

Total	403	$13.15	403	$20,507

Item 5.	Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.2 to our report on Form 10-Q filed on November 8, 2010).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.2	Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4	Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).

10.4	Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).

10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008.

10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).

10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008.

10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).

10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008.

10.11	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).

10.12	Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 to our report on Form 10-K filed on March 31, 2005).

10.13	Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-K filed on March 31, 2005).

10.14	Amendment No. 2 to Loan and Aircraft Security Agreement dated as of February 14, 2007 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.10 to our report on Form 10-K filed on March 31, 2009).

10.15	Amendment No. 3 to Loan and Aircraft Security Agreement dated as of August 28, 2008 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.11 to our report on Form 10-K filed on March 31, 2009).

10.16	Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed on November 29, 2005).

10.17	Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed on November 29, 2005).

10.18	Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to our report on Form 10-K filed on March 31, 2008).

10.19	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 to our report on Form 10-K filed on March 31, 2008).

10.20	Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to Exhibit 10.16 to our report on Form 10-K filed on March 31, 2009).

10.21	Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to Exhibit 10.17 to our report on Form 10-K filed on March 31, 2009).

10.22	*	Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.18 to our report on Form 10-K filed on March 31, 2009).

10.23		Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed on November 29, 2005).

10.24		Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed on November 29, 2005).

10.25		Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 31, 2009).

10.26		Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.22 to our report on Form 10-K filed on March 31, 2009).

10.27		Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.23 to our report on Form 10-K filed on March 31, 2009).

10.28		Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to our report on Form 10-K filed on March 31, 2009).

10.29		General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to Exhibit 10.25 to our report on Form 10-K filed on March 31, 2009).

10.30		General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 31, 2009).

10.31		Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on November 29, 2005).

10.32		Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed on November 29, 2005).

10.33		Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.34	*	Credit Agreement, dated as of November 18, 2009, among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 16, 2010).

10.35		Independent Contractor Agreement, dated September 9, 2009, by and between Willis Lease Finance Corporation and Hans Jorg Hunziker (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed on May 10, 2010).

11.1		Statement re Computation of Per Share Earnings.

21.1		Subsidiaries of the Registrant.

31.1		Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2011

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)