Form 10-Q
period 2011-06-30
WILLIS LEASE FINANCE CORP
filed 2011-08-08
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 4, 2011
Common Stock, $0.01 par value per share	8,952,337

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$8,252	$2,225
Restricted cash	106,714	77,013
Equipment held for operating lease, less accumulated depreciation of $211,704 and $192,377 at June 30, 2011 and December 31, 2010, respectively	1,013,045	998,001
Equipment held for sale	6,987	7,418
Operating lease related receivable, net of allowances of $329 and $423 at June 30, 2011 and December 31, 2010, respectively	7,736	8,872
Notes receivable	643	747
Investments	17,637	9,381
Property, equipment & furnishings, less accumulated depreciation of $4,346 and $3,984 at June 30, 2011 and December 31, 2010, respectively	7,190	6,971
Equipment purchase deposits	3,376	2,769
Other assets, net	19,062	12,565

Total assets	$1,190,642	$1,125,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$17,854	$18,099
Liabilities under derivative instruments	13,722	14,274
Deferred income taxes	81,077	75,645
Notes payable, net of discount of $2,343 and $2,617 at June 30, 2011 and December 31, 2010, respectively	713,900	731,632
Other debt	69,745	—
Maintenance reserves	54,489	50,442
Security deposits	5,868	5,726
Unearned lease revenue	2,893	3,174

Total liabilities	959,548	898,992

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,957,031 and 9,181,365 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	90	92
Paid-in capital in excess of par	56,611	60,108
Retained earnings	152,305	145,324
Accumulated other comprehensive loss, net of income tax benefit of $5,716 and $6,087 at June 30, 2011 and December 31, 2010, respectively	(9,827)	(10,469)

Total shareholders’ equity	231,094	226,970

Total liabilities and shareholders’ equity	$1,190,642	$1,125,962

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE
Lease rent revenue	$25,655	$25,280	$52,961	$51,332
Maintenance reserve revenue	10,131	7,218	18,357	13,982
Gain on sale of leased equipment	2,534	89	7,594	2,309
Other income	372	191	592	854

Total revenue	38,692	32,778	79,504	68,477

EXPENSES
Depreciation expense	13,071	11,314	26,260	23,057
General and administrative	9,213	5,750	17,424	13,052
Technical expense	2,160	2,712	4,467	4,349
Net finance costs:
Interest expense	8,788	10,409	18,032	20,906
Interest income	(42)	(68)	(85)	(96)

Total net finance costs	8,746	10,341	17,947	20,810

Total expenses	33,190	30,117	66,098	61,268

Earnings from operations	5,502	2,661	13,406	7,209

Earnings from joint ventures	320	273	626	535

Income before income taxes	5,822	2,934	14,032	7,744
Income tax expense	(2,340)	(1,027)	(5,487)	(2,787)

Net income	$3,482	$1,907	$8,545	$4,957

Preferred stock dividends paid and accumulated-Series A	782	782	1,564	1,564

Net income attributable to common shareholders	$2,700	$1,125	$6,981	$3,393

Basic earnings per common share:	$0.32	$0.13	$0.83	$0.39

Diluted earnings per common share:	$0.31	$0.12	$0.78	$0.37

Average common shares outstanding	8,322	8,729	8,436	8,695
Diluted average common shares outstanding	8,796	9,255	8,929	9,295

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2011 and 2010

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793
Net income	—	—	—	—	—	4,957	4,957
Unrealized loss from derivative instruments, net of tax benefit of $2,549	—	—	—	—	(4,416)	—	(4,416)

Total comprehensive income							541
Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)
Shares repurchased	—	(24)	—	(282)	—	—	(282)
Shares issued under stock compensation plans	—	274	2	352	—	—	354
Stock-based compensation expense	—	—	—	1,173	—	—	1,173
Excess tax cost from stock-based compensation	—	—	—	(53)	—	—	(53)

Balances at June 30, 2010	$31,915	9,432	$94	$61,861	$(12,703)	$139,795	$220,962

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970
Net income	—	—	—	—	—	8,545	8,545
Unrealized gain from derivative instruments, net of tax expense of $371	—	—	—	—	642	—	642

Total comprehensive income							9,187
Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)
Shares repurchased	—	(403)	(4)	(5,292)	—	—	(5,296)
Shares issued under stock compensation plans	—	179	2	(107)	—	—	(105)
Stock-based compensation expense	—	—	—	1,477	—	—	1,477
Excess tax benefit from stock-based compensation	—	—	—	425	—	—	425

Balances at June 30, 2011	$31,915	8,957	$90	$56,611	$(9,827)	$152,305	$231,094

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,545	$4,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,260	23,057
Stock-based compensation expenses	1,477	1,173
Amortization of deferred costs	2,304	2,644
Amortization of loan discount	274	305
Amortization of interest rate derivative cost	460	1,525
Allowances and provisions	(94)	39
Other non-cash items	(212)	—
Gain on sale of leased equipment	(7,594)	(2,309)
Income from joint ventures, net of distributions	(261)	(51)
Deferred income taxes	5,487	2,787
Changes in assets and liabilities:
Receivables	1,231	(994)
Notes receivable	104	(138)
Other assets	(908)	(1,087)
Accounts payable and accrued expenses	(2,792)	(1,000)
Restricted cash	(12,455)	(10,758)
Maintenance reserves	4,047	4,969
Security deposits	142	433
Unearned lease revenue	(280)	(362)

Net cash provided by operating activities	25,735	25,190

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	31,836	35,615
Restricted cash for investing activities	(17,246)	—
Investment in joint venture	(7,995)	—
Purchase of equipment held for operating lease	(70,690)	(49,260)
Purchase of property, equipment and furnishings	(581)	(318)

Net cash used in investing activities	(64,676)	(13,963)

Cash flows from financing activities:
Proceeds from issuance of notes payable	65,409	110,559
Proceeds from other debt	69,957	—
Debt issuance cost	(443)	(268)
Preferred stock dividends	(1,564)	(1,564)
Proceeds from shares issued under stock compensation plans	(105)	354
Excess tax benefit/(cost) from stock-based compensation	425	(53)
Repurchase of common stock	(5,296)	(282)
Principal payments on notes payable	(83,415)	(120,344)

Net cash provided by (used in) financing activities	44,968	(11,598)

Increase/(Decrease) in cash and cash equivalents	6,027	(371)
Cash and cash equivalents at beginning of period	2,225	2,056

Cash and cash equivalents at end of period	$8,252	$1,685

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$9,901	$8,603

Income Taxes	$55	$162

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010, and the results of our operations for the six months ended June 30, 2011 and 2010, and our cash flows for the six months ended June 30, 2011 and 2010. The results of operations and cash flows for the period ended June 30, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our notional interest rate swaps of $375.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that corroborate observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $13.7 million and $14.3 million as of June 30, 2011 and December 31, 2010, respectively. For the six months ended June 30, 2011 and June 30, 2010, $6.2 million and $9.8 million, respectively, was realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2011 and December 31, 2010:

	Assets and (Liabilities) at Fair Value
	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(13,722)	$—	$(13,722)	$—	$(14,274)	$—	$(14,274)	$—

Total	$(13,722)	$—	$(13,722)	$—	$(14,274)	$—	$(14,274)	$—

During the six months ended June 30, 2011 and year ended December 31, 2010, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. During the six months ended June 30, 2011 and 2010, there was no write-down of long-lived assets recorded.

(c) Notes receivable: Notes receivable are recorded net of any unamortized fees, incremental direct costs and allowance for uncollectible amounts. Amortization of any fees is recorded over the term of the related loan. As applicable, interest income on the notes receivable is accrued as earned. We evaluate the collectability of both interest and principal for each note receivable to determine whether it is impaired, based on current information and events. Once collectability is not reasonably assured, interest income is recognized on a cash basis, unless we determine the note should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal.

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

3. Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $1.9 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.4 million. We also lease office space in Shanghai, China. The lease expires December 31, 2011 and the remaining lease commitment is approximately $32,400. We also lease office and living space in London, United Kingdom. The living space lease will expire on January 3, 2012 and the office space lease expires December 2012 and the remaining lease commitment is approximately $0.3 million. We also lease office space in Blagnac, France. The lease expires December 31, 2011 and the remaining lease commitment is approximately $9,000. We also lease office space in Dublin, Ireland. The lease expires May 31, 2012 and the remaining lease commitment is approximately $28,500.

We have made purchase commitments to secure the purchase of four engines for a gross purchase price of $36.0 million. Two engines are scheduled for delivery in 2011. One engine is scheduled for delivery in 2012 and one is for delivery in 2013. As of June 30, 2011, non-refundable deposits paid related to this purchase commitment were $2.8 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2011 to 2013. In September 2010, we signed a Memorandum of Understanding to purchase six Sukhoi Superjet (SSJ) 100 aircraft and options for four additional aircraft, with the first aircraft delivery scheduled for September 2012. As this agreement is non-binding, the future aircraft deliveries have not been included in our commitments to purchase.

4. Investments

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.6 million and $9.3 million as of June 30, 2011 and 2010, respectively.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“JVCO”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in JVCO was $8.0 million. The Company provided the initial lease portfolio by transferring seven V2500 engines to the joint venture in June 2011. The $70.0 million proceeds received upon the transfer of the engines was recorded as Other debt, which will be amortized over 175 months. Six of the seven engines are currently on lease to lessees with various remaining lease terms. JVCO executed a loan agreement with JA Mitsui Leasing, Ltd., establishing a credit facility of up to $120.0 million for the purposes of acquiring the initial engines as well as providing funding for future engine acquisitions.

Six Months Ended June 30, 2011 (in thousands)	WOLF	JVCO	Total
Investment in joint ventures, as of December 31, 2010	$9,381	—	$9,381
Investment	—	7,995	7,995
Earnings from joint ventures	626	—	626
Distribution	(365)	—	(365)

Investment in joint ventures, as of June 30, 2011	$9,642	7,995	$17,637

5. Long Term Debt

At June 30, 2011, notes payable consists of loans totaling $713.9 million (net of discount of $2.3 million), payable over periods of four months to fifteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments). At June 30, 2011, we had revolving credit facilities totaling approximately $285.0 million with $90.0 million in funds available to us. Our significant debt instruments are discussed below:

At June 30, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million.

As of June 30, 2011, $90.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at June 30, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $19.5 million as of June 30, 2011.

At June 30, 2011, we had $460.1 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $107.3 million Series 2005-A1 notes, $169.2 million Series 2007-A2 notes, $24.3 million Series 2007-B2 notes and $159.3 million Series 2008-A1 notes. At June 30, 2011, the interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2011, the interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At June 30, 2011, the interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At June 30, 2011, the interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $17.7 million as of June 30, 2011.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $17.1 million as of June 30, 2011.

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

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at June 30, 2011.

At June 30, 2011 and 2010, one-month LIBOR was 0.19% and 0.35%, respectively.

The following is a summary of the aggregate maturities of notes payable at June 30, 2011 (dollars in thousands), excluding the obligation described in footnote 4:

Year Ending December 31,	(in thousands)
2011 (6 months remaining including $17.7 million for senior term loan)	$47,903
2012 (includes $195.0 million outstanding on revolving credit facility)	244,861
2013	51,362
2014	64,582
2015	48,488
2016 and thereafter	259,047

$716,243

6. Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $21.0 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At June 30, 2011, we were a party to interest rate swap agreements with notional outstanding amounts of $375.0 million, remaining terms of between nine and forty-six months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at June 30, 2011 was negative $13.7 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of June 30, 2011, has used creditworthiness inputs that corroborate observable market data regarding the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive (loss) income for all derivative instruments.

Based on the implied forward rate for LIBOR at June 30, 2011, we anticipate that net finance costs will be increased by approximately $9.0 million for the 12 months ending June 30, 2012 due to the interest rate derivative contracts currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivates Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$13,722	$14,274

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and six months ended June 30, 2011 and 2010:

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Three Months Ended June 30,
Derivates in Cash Flow Hedging Relationships	Location of Loss Recognized on Derivatives in the Statements of Income	2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$2,818	$4,907

Total		$2,818	$4,907

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Six Months Ended June 30,
Derivates in Cash Flow Hedging Relationships	Location of Loss Recognized on Derivatives in the Statements of Income	2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$6,184	$9,802

Total		$6,184	$9,802

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and six months ended June 30, 2011 and 2010:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Location of Loss Reclassified from Accumulated OCI into Income	Three Months Ended June 30,
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate contracts*	$(2,036)	$(5,268)	Interest Expense	$(2,818)	$(4,907)

Total	$(2,036)	$(5,268)	Total	$(2,818)	$(4,907)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,		Location of Loss Reclassified from Accumulated OCI into Income	Six Months Ended June 30,
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate contracts**	$553	$(8,491)	Interest Expense	$(6,184)	$(9,802)

Total	$553	$(8,491)	Total	$(6,184)	$(9,802)

*	These amounts are shown net of $2.8 million and $4.5 million of interest payments and interest expense amortization for the terminated interest rate contracts reclassified to the income statement during the three months ended June 30, 2011 and 2010, respectively.
**	These amounts are shown net of $5.7 million and $7.0 million of interest payments reclassified to the income statement terminated interest rate contracts reclassified to the income statement during the six months ended June 30, 2011 and 2010, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of June 30, 2011, no hedging agreements exist under which the counterparties would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

7. Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,195,616 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2011: 103,424 shares vesting over 4 years and 22,100 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008 and 10,546 shares of restricted stock awards granted in 2007-2010 that were cancelled during 2011. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.4 million in stock compensation expense was recorded in the six months ended June 30, 2011. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.3 years and totals $4.6 million. At June 30, 2011, the intrinsic value of unvested restricted stock awards issued through June 30, 2011 is $7.7 million. The 2007 Plan terminates on May 24, 2017.

In the six months ended June 30, 2011, 206,023 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 606,868 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $4.4 million.

8. Income Taxes

Income tax expense for the six months ended June 30, 2011 and 2010 was $5.5 million and $2.8 million, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 39.1% and 36.0%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

9. Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of June 30, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.4 million at June 30, 2011.

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

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $58 thousand on signing and $963 thousand over 60 months at 5% interest. A note receivable in the amount of $963 thousand and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the current period. The Settlement Agreement is dependent on Island Air obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2011, sales of consigned parts were $65,000. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the six months ended June 30, 2011, sales of consigned parts were $9,500. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the six months ended June 30, 2011, sales of consigned parts were $2,600. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the six months ended June 30, 2011, sales of consigned parts were $38,700. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the six months ended June 30, 2011 under this program.

10. Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Operating lease related receivable and Accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes payable as of June 30, 2011 was estimated to have a fair value of approximately $657.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Results of Operations

Three months ended June 30, 2011, compared to the three months ended June 30, 2010:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2011 increased 1.5% to $25.7 million from $25.3 million for the comparable period in 2010. The slight increase primarily reflects growth in the size of the lease portfolio for the current period, which was partially offset by slightly lower average portfolio utilization in the current period, lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis. The aggregate of net book value of lease equipment at June 30, 2011 and 2010 was $1,013.0 million and $971.0 million, respectively, an increase of 4.3%. The average utilization for the three months ended June 30, 2011 and 2010 was 83% and 84%, respectively. At June 30, 2011 and 2010, approximately 83% of equipment held for lease by book value was on-lease.

During the three months ended June 30, 2011, we added $34.3 million of equipment and capitalized costs to the lease portfolio. During the three months ended June 30, 2010, we added $39.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2011 increased 40.4% to $10.1 million from $7.2 million for the comparable period in 2010. Three long term leases terminated in the three months ended June 30, 2011 compared to two long term lease terminations in the year ago period. Higher maintenance reserve revenues were also generated for engines on short term leases, for which usage was higher in the three months ended June 30, 2011 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2011, we sold one engine and other related equipment generating a net gain of $2.5 million. During the three months ended June 30, 2010, we sold two engines and other related equipment generating a net gain of $0.1 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income increased to $0.4 million from $0.2 million for the comparable period in 2010 due to an increase in the number of engines managed on behalf of third parties.

Depreciation Expense. Depreciation expense increased 15.5% to $13.1 million for the three months ended June 30, 2011 from the comparable period in 2010, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types that occurred in 2010 but did not affect the second quarter of 2010. The 2010 change in depreciation estimate resulted in a $0.7 million increase in depreciation expense for the three months ended June 30, 2011. The net effect of the 2010 change in depreciation estimate is a reduction in net income of $0.4 million or $0.05 in diluted earnings per share for the three months ended June 30, 2011 over what net income would have otherwise been had the change in depreciation estimate not been made.

General and Administrative Expenses. General and administrative expenses increased 60.2% to $9.2 million for the three months ended June 30, 2011, from the comparable period in 2010, due mainly to increases in employment related costs ($2.3 million), corporate travel expenses ($0.4 million) and legal and accounting fees ($0.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 20.4% to $2.2 million for the three months ended June 30, 2011, from the comparable period in 2010 due mainly to a decrease in engine maintenance costs due to lower repair activity ($0.4 million) and a decrease in engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.1 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense decreased 15.6% to $8.8 million for the three months ended June 30, 2011, from the comparable period in 2010, due primarily to a decrease in one-month LIBOR as well as a decrease in interest rate swap costs resulting from a reduction in the notional value of swaps in place during the current quarter, despite an increase in average debt outstanding compared to the year ago period. Notes payable balance at June 30, 2011 and 2010, was $713.9 million and $716.8 million, respectively, a decrease of 0.4%, due primarily to debt repayment in June 2011. All but $21.0 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.33% for the three months ended June 30, 2010 to an average of 0.20% for the three months ended June 30, 2011 (average of month-end rates). At June 30, 2011 and 2010, one-month LIBOR was 0.19% and 0.35%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of June 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, remaining terms of between nine and forty-six months and fixed rates of between 2.10% and 5.05%. As of June 30, 2010, such swap agreements had notional outstanding amounts of $524.0 million, average remaining terms of between one and fifty-seven months and fixed rates of between 2.10% and 5.05%. In the three months ended June 30, 2011 and 2010, $2.8 million and $4.9 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended June 30, 2011, decreased to $0.04 million from $0.07 million for the three months ended June 30, 2010 due to a decrease in interest rates on our deposit balances from the year ago period.

Income Tax Expense. Income tax expense for the three months ended June 30, 2011 and 2010 was $2.3 million and $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2011 and 2010 was 40.2% and 35.0%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Six months ended June 30, 2011, compared to the six months ended June 30, 2010:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2011 increased 3.2% to $53.0 million from $51.3 million for the comparable period in 2010. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease, which was largely offset by lower lease rates for certain engine types and the deferral of revenue related to certain customers for which revenue is recorded on a cash, rather than accrual, basis. The aggregate of net book value of lease equipment at June 30, 2011 and 2010 was $1,013.0 million and $971.0 million, respectively, an increase of 4.3%. The average utilization for the six months ended June 30, 2011 and 2010 was 86% and 84%, respectively. At June 30, 2011 and 2010, approximately 83% of equipment held for lease by book value was on-lease.

During the six months ended June 30, 2011, we added $72.2 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2010, we added $47.0 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2011, increased 31.3% to $18.4 million from $14.0 million for the comparable period in 2010. Higher maintenance reserve revenues were generated for engines on short term leases, for which usage was higher in the six months ended June 30, 2011 than in the year ago period.

Gain on Sale of Equipment. During the six months ended June 30, 2011, we sold four engines and other related equipment generating a net gain of $7.6 million. During the six months ended June 30, 2010, we sold three engines and other related equipment generating a net gain of $2.3 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees and decreased 30.7% for the six months ended June 30, 2011 to $0.6 million from $0.9 million for the comparable period in 2010. During the six months ended June 30, 2010, we settled an insurance claim for $0.5 million for lease rents foregone for one of our engines which was unavailable for our use for a period of time.

Depreciation Expense. Depreciation expense increased 13.9% to $26.3 million for the six months ended June 30, 2011 from the comparable period in 2010, due to increased lease portfolio value and changes in estimates of useful life and reductions in residual values on certain older engine types that occurred in 2010 but did not affect the first six months of 2010. The 2010 change in depreciation estimate resulted in a $1.7 million increase in depreciation expense for the six months ended June 30, 2011. The net effect of the 2010 change in depreciation estimate is a reduction in net income of $1.1 million or $0.12 in diluted earnings per share for the six months ended June 30, 2011 over what net income would have otherwise been had the change in depreciation estimate not been made.

General and Administrative Expenses. General and administrative expenses increased 33.5% to $17.4 million for the six months ended June 30, 2011, from the comparable period in 2010, mainly due to increases in employment related costs ($2.9 million), corporate travel ($0.6 million), legal and accounting fees ($0.5 million) and insurance expense ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 2.7% to $4.5 million for the six months ended June 30, 2011, from the comparable period in 2010 due mainly to increases in engine maintenance costs due to higher repair activity ($0.4 million) and engine freight costs ($0.2 million), which was partially offset by a decrease in engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.4 million).

Net finance costs. Net finance costs include interest expense and interest income. Interest expense decreased 13.7% to $18.0 million for the six months ended June 30, 2011, from the comparable period in 2010, due primarily to a decrease in one-month LIBOR as well as a decrease in interest rate swap costs resulting from a reduction in the notional value of swaps in place during the current period, despite an increase in average debt outstanding compared to the year ago period. Notes payable balance at June 30, 2011 and 2010, was $713.9 million and $716.8 million, respectively, a decrease of 0.4%, due primarily to debt repayment in June 2011. All but $21.0 million of our debt is tied to one-month US dollar LIBOR which decreased from an average of 0.28% for the six months ended June 30, 2010 to an average of 0.23% for the six months ended June 30, 2011 (average of month-end rates). At June 30, 2011 and 2010, one-month LIBOR was 0.19% and 0.35%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of June 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, average remaining terms of between nine and forty-six months and fixed rates of between 2.10% and 5.05%. As of June 30, 2010, such swap agreements had notional outstanding amounts of $524.0 million, average remaining terms of between one and fifty-seven months and fixed rates of between 2.10% and 5.05%. In the six months ended June 30, 2011 and 2010, $6.2 million and $9.8 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the six months ended June 30, 2011, decreased to $0.09 million from $0.1 million for the six months ended June 30, 2010, due to a decrease in interest rates on our deposit balances from the year ago period.

Income Taxes. Income tax expense for the six months ended June 30, 2011 and 2010 was $5.5 million and $2.8 million, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 39.1% and 36.0%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The amended guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a material impact on our unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $65.4 million and $110.6 million, in the six-month periods ended June 30, 2011 and 2010, respectively, was derived from this activity. In these same time periods $83.4 million and $120.3 million, respectively, was used to pay down related debt. The transfer of seven engines to JVCO provided cash of $70.0 million in the six month period ended June 30, 2011 and was accounted for as Other debt. Cash flow from operating activities was $25.7 million and $25.2 million in the six-month periods ended June 30, 2011 and 2010, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at June 30, 2011 and have reduced cash flows from investing activities by $17.2 million for the six-month period ended June 30, 2011.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $70.7 million and $49.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 83%, by book value, of our assets were on-lease at June 30, 2011 and at June 30, 2010. The average utilization rate for the six months ended June 30, 2011, was 86% compared to 84% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2011, Notes payable consists of loans totaling $713.9 million (net of discount of $2.3 million), payable over periods of four months to fifteen years with interest rates varying between approximately 1.4% and 8.0% (excluding the effect of our interest rate derivative instruments). Our significant debt instruments are discussed below:

At June 30, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. As of June 30, 2011, $90.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at June 30, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $19.5 million as of June 30, 2011.

At June 30, 2011, we had $460.1 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $107.3 million Series 2005-A1 notes, $169.2 million Series 2007-A2 notes, $24.3 million Series 2007-B2 notes and $159.3 million Series 2008-A1 notes. At June 30, 2011, the interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At June 30, 2011, the interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At June 30, 2011, the interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At June 30, 2011, the interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $17.7 million as of June 30, 2011.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $17.1 million as of June 30, 2011.

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

At June 30, 2011 and December 31, 2010, we had warehouse and revolving credit facilities totaling approximately $285.0 million and $440.0 million, respectively. At June 30, 2011 and December 31, 2010, respectively, approximately $90.0 million and $54.2 million were available under these combined facilities.

At June 30, 2011 and 2010, one-month LIBOR was 0.19% and 0.35%, respectively.

Approximately $709.5 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and approximately 70% of spare parts purchases. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at June 30, 2011.

Approximately $72.8 million of our debt is repayable during the next 12 months, which includes $17.7 million owed under our senior term loan. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at June 30, 2011 and excludes the obligation described in footnote 4.

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$716,243	$72,833	$311,630	$104,675	$227,105
Interest payments under long - term debt obligations	60,968	17,164	18,840	10,850	14,114
Operating lease obligations	2,786	1,032	1,386	368	—
Purchase obligations	36,000	18,200	17,800	—	—

Total	$815,997	$109,229	$349,656	$115,893	$241,219

During the remainder of 2011, we have commitments to purchase two engines and related equipment for a gross purchase price of $18.2 million. As at June 30, 2011, non-refundable deposits paid related to this purchase commitment were $1.9 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2011 purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2011 to 2013. In September 2010, we signed a Memorandum of Understanding to purchase six Sukhoi Superjet (SSJ) 100 aircraft and options for four additional aircraft, with the first aircraft delivery scheduled for September 2012. As this agreement is non-binding, the future aircraft deliveries have not been included in our commitments to purchase.

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

Management of Interest Rate Exposure

At June 30, 2011, all but $21.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $375.0 million, with remaining terms of between nine and forty-six months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at June 30, 2011 was negative $13.7 million, representing a net liability for us.

The realized amount on these derivative instrument arrangements increased expense by $6.2 million and $9.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the President, CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of June 30, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.4 million at June 30, 2011.

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

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $58 thousand on signing and $963 thousand over 60 months at 5% interest. A note receivable in the amount of $963 thousand and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the current period. The Settlement Agreement is dependent on Island Air obtaining substantially similar concessions from their other major creditors.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. During the six months ended June 30, 2011, sales of consigned parts were $65,000. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $0.8 million under the guarantee in January 2012. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. During the six months ended June 30, 2011, sales of consigned parts were $9,500. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $133,400. During the six months ended June 30, 2011, sales of consigned parts were $2,600. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. During the six months ended June 30, 2011, sales of consigned parts were $38,700. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the six months ended June 30, 2011 under this program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $21.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.2 million (in 2010, $1.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $11.3 million for the year ending December 31, 2011, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the six months ended June 30, 2011, 80% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Our largest customer accounted for approximately 13.1% and 13.8% of total lease rent revenue during the six months ended June 30, 2011 and 2010, respectively. No other customer accounted for greater than 10% of total lease rent revenue during these periods.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the six months ended June 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2011 -January 31, 2011	53	$13.53	53	$25,083
February 1, 2011 -February 28, 2011	22	$13.43	22	$24,794
March 1, 2011 - March 31, 2011	328	$13.07	328	$20,507
April 1, 2011 - June 30, 2011	—	—	—	$20,507

	403	$13.15	403	$20,507

Item 5.	Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.2 to our report on Form 10-Q filed on November 8, 2010).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.2	Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4	Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).

10.4	Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).

10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).

10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).

10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).

10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).

10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).

10.11	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).

10.12	Loan and Aircraft Security Agreement dated October 29, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.42 to our report on Form 10-K filed on March 31, 2005).

10.13	Amendment No. 1 to Loan and Aircraft Security Agreement dated as of December 9, 2004 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-K filed on March 31, 2005).

10.14	Amendment No. 2 to Loan and Aircraft Security Agreement dated as of February 14, 2007 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.10 to our report on Form 10-K filed on March 31, 2009).

10.15	Amendment No. 3 to Loan and Aircraft Security Agreement dated as of August 28, 2008 between Fleet Capital Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.11 to our report on Form 10-K filed on March 31, 2009).

10.16	Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed on November 29, 2005).

10.17	Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed on November 29, 2005).

10.18	Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to our report on Form 10-K filed on March 31, 2008).

10.19	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 to our report on Form 10-K filed on March 31, 2008).

10.20	Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to Exhibit 10.16 to our report on Form 10-K filed on March 31, 2009).

10.21	Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to Exhibit 10.17 to our report on Form 10-K filed on March 31, 2009).

10.22*	Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.18 to our report on Form 10-K filed on March 31, 2009).

10.23	Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed on November 29, 2005).

10.24	Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed on November 29, 2005).

10.25	Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 31, 2009).

10.26	Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.22 to our report on Form 10-K filed on March 31, 2009).

10.27	Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.23 to our report on Form 10-K filed on March 31, 2009).

10.28	Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to our report on Form 10-K filed on March 31, 2009).

10.29	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to Exhibit 10.25 to our report on Form 10-K filed on March 31, 2009).

10.30	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 31, 2009).

10.31	Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on November 29, 2005).

10.32	Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed on November 29, 2005).

10.33	Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.34*	Credit Agreement, dated as of November 18, 2009, among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 16, 2010).

10.35	Independent Contractor Agreement, dated September 9, 2009, by and between Willis Lease Finance Corporation and Hans Joerg Hunziker (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed on May 10, 2010).

11.1	Statement re Computation of Per Share Earnings.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our report on Form 10-Q filed on May 9, 2011).

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Company’s report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2011

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)