Form 10-Q
period 2011-09-30
WILLIS LEASE FINANCE CORP
filed 2011-11-09
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 8, 2011
Common Stock, $0.01 par value per share	9,135,173

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,007	$2,225
Restricted cash	80,273	77,013
Equipment held for operating lease, less accumulated depreciation of $221,488 and $192,377 at September 30, 2011 and December 31, 2010, respectively	960,504	998,001
Equipment held for sale	4,501	7,418
Operating lease related receivable, net of allowances of $310 and $423 at September 30, 2011 and December 31, 2010, respectively	6,844	8,872
Notes receivable	587	747
Investments	15,037	9,381
Property, equipment & furnishings, less accumulated depreciation of $4,626 and $3,984 at September 30, 2011 and December 31, 2010, respectively	7,040	6,971
Equipment purchase deposits	3,376	2,769
Other assets, net	11,141	12,565

Total assets	$1,095,310	$1,125,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,079	$18,099
Liabilities under derivative instruments	14,958	14,274
Deferred income taxes	84,002	75,645
Notes payable, net of discount of $2,212 and $2,617 at September 30, 2011 and December 31, 2010, respectively	684,084	731,632
Maintenance reserves	53,341	50,442
Security deposits	5,946	5,726
Unearned lease revenue	4,870	3,174

Total liabilities	863,280	898,992

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,154,200 and 9,181,365 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	92	92
Paid-in capital in excess of par	56,781	60,108
Retained earnings	153,838	145,324
Accumulated other comprehensive loss, net of income tax benefit of $6,160 and $6,087 at September 30, 2011 and December 31, 2010, respectively	(10,596)	(10,469)

Total shareholders’ equity	232,030	226,970

Total liabilities and shareholders’ equity	$1,095,310	$1,125,962

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Lease rent revenue	$26,458	$25,090	$79,419	$76,422
Maintenance reserve revenue	8,962	9,739	27,319	23,721
Gain on sale of leased equipment	3,637	5,224	11,231	7,533
Other income	423	138	1,015	992

Total revenue	39,480	40,191	118,984	108,668

EXPENSES
Depreciation expense	12,456	13,021	38,716	36,078
Write-down of equipment	2,306	2,659	2,306	2,659
General and administrative	8,684	7,282	26,108	20,334
Technical expense	1,270	2,041	5,737	6,390
Net finance costs:
Interest expense	8,876	10,362	26,908	31,268
Interest income	(42)	(66)	(127)	(162)

Total net finance costs	8,834	10,296	26,781	31,106

Total expenses	33,550	35,299	99,648	96,567

Earnings from operations	5,930	4,892	19,336	12,101

Earnings from joint ventures	232	283	858	818

Income before income taxes	6,162	5,175	20,194	12,919
Income tax expense	(3,846)	(2,092)	(9,334)	(4,879)

Net income	$2,316	$3,083	$10,860	$8,040

Preferred stock dividends paid and accumulated-Series A	782	782	2,346	2,346

Net income attributable to common shareholders	$1,534	$2,301	$8,514	$5,694

Basic earnings per common share:	$0.18	$0.27	$1.01	$0.66

Diluted earnings per common share:	$0.17	$0.25	$0.96	$0.62

Average common shares outstanding	8,397	8,683	8,423	8,691
Diluted average common shares outstanding	8,811	9,080	8,903	9,256

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine months Ended September 30, 2011 and 2010

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793
Net income	—	—	—	—	—	8,040	8,040
Unrealized loss from derivative instruments, net of tax benefit of $3,776	—	—	—	—	(6,542)	—	(6,542)

Total comprehensive income							1,498
Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)
Shares repurchased	—	(178)	—	(1,777)	—	—	(1,777)
Shares issued under stock compensation plans	—	363	2	594	—	—	596
Stock-based compensation expense	—	—	—	1,870	—	—	1,870
Excess tax benefit from stock-based compensation	—	—	—	341	—	—	341

Balances at September 30, 2010	$31,915	9,367	$94	$61,699	$(14,829)	$142,096	$220,975

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970

Net income	—	—	—	—	—	10,860	10,860
Unrealized loss from derivative instruments, net of tax benefit of $73	—	—	—	—	(127)	—	(127)

Total comprehensive income							10,733
Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)
Shares repurchased	—	(410)	(4)	(5,380)	—	—	(5,384)
Cash settlement of stock options	—	(172)	(2)	(1,260)	—	—	(1,262)
Shares issued under stock compensation plans	—	555	6	109	—	—	115
Stock-based compensation expense	—	—	—	2,301	—	—	2,301
Excess tax benefit from stock-based compensation	—	—	—	903	—	—	903

Balances at September 30, 2011	$31,915	9,154	$92	$56,781	$(10,596)	$153,838	$232,030

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,860	$8,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	38,716	36,078
Write-down of equipment	2,306	2,659
Stock-based compensation expense	2,301	1,870
Amortization of deferred costs	3,414	3,976
Amortization of loan discount	405	451
Amortization of interest rate derivative cost	483	2,282
Allowances and provisions	(113)	151
Other non-cash items	(1,113)	—
Gain on sale of leased equipment	(11,231)	(7,533)
Income from joint ventures, net of distributions	(283)	(102)
Deferred income taxes	9,334	4,884
Changes in assets and liabilities:
Receivables	2,141	265
Notes receivable	160	(74)
Other assets	(1,490)	(1,521)
Accounts payable and accrued expenses	(4,481)	411
Restricted cash	44	(36,074)
Maintenance reserves	2,899	2,347
Security deposits	220	(129)
Unearned lease revenue	1,696	(469)

Net cash provided by operating activities	56,268	17,512

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expense)	109,789	62,815
Restricted cash for investing activities	(3,304)	—
Investment in joint venture	(8,943)	—
Purchase of equipment held for operating lease	(92,888)	(55,197)
Purchase of property, equipment and furnishings	(710)	(370)

Net cash provided by investing activities	3,944	7,248

Cash flows from financing activities:
Proceeds from issuance of notes payable	74,409	117,841
Debt issuance cost	(503)	(268)
Preferred stock dividends	(2,346)	(2,346)
Proceeds from shares issued under stock compensation plans	115	596
Excess tax benefit from stock-based compensation	903	341
Repurchase of common stock	(5,384)	(1,777)
Cash settlement of stock options	(1,262)	—
Principal payments on notes payable	(122,362)	(139,190)

Net cash used in financing activities	(56,430)	(24,803)

Increase/(Decrease) in cash and cash equivalents	3,782	(43)
Cash and cash equivalents at beginning of period	2,225	2,056

Cash and cash equivalents at end of period	$6,007	$2,013

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$15,271	$13,214

Income Taxes	$150	$297

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010, and the results of our operations for the nine months ended September 30, 2011 and 2010, and our cash flows for the nine months ended September 30, 2011 and 2010. The results of operations and cash flows for the period ended September 30, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our interest rate swaps of $375.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that corroborate observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $15.0 million and $14.3 million as of September 30, 2011 and December 31, 2010, respectively. For the nine months ended September 30, 2011 and September 30, 2010, $8.8 million and $14.5 million, respectively, was realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of September 30, 2011 and December 31, 2010:

	Assets and (Liabilities) at Fair Value
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(14,958)	$—	$(14,958)	$—	$(14,274)	$—	$(14,274)	$—

Total	$(14,958)	$—	$(14,958)	$—	$(14,274)	$—	$(14,274)	$—

During the nine months ended September 30, 2011 and year ended December 31, 2010, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine the fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2011 and 2010, and the gains (losses) recorded during the three and nine months ended September 30, 2011 and 2011 on those assets:

	Assets at Fair Value (in thousands)				Total Losses	Total Losses
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2011	September 30, 2011
					(in thousands)
Balance at September 30, 2011
Equipment held for sale	$4,501	$—	$4,169	$332	$(2,306)	$(2,306)

Total	$4,501	$—	$4,169	$332	$(2,306)	$(2,306)

	Assets at Fair Value (in thousands)				Total Losses	Total Losses
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2010	September 30, 2010
					(in thousands)
Balance at September 30, 2010
Equipment held for sale	$7,847	$—	$6,878	$969	$(2,659)	$(2,659)

Total	$7,847	$—	$6,878	$969	$(2,659)	$(2,659)

At September 30, 2011, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $2.3 million was recorded in the three and nine months ended September 30, 2011, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines. At September 30, 2010, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $2.7 million was recorded in the three and nine months ended September 30, 2010, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to residual values, estimated asset lives, bad debts, income taxes, contingencies and litigation. On July 1, 2010 and again on July 1, 2011, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. We base our estimate on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets to be disposed of generally are reported at the lower of carrying amount or fair value less cost to sell.

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

3. Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires February 28, 2015. The remaining lease rental commitment is approximately $1.8 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.3 million. We also lease office space in Shanghai, China, London, United Kingdom, Blagnac, France and Dublin, Ireland. The total lease rental commitment for our international locations is less than $0.3 million.

We made purchase commitments to secure the purchase of four engines for a gross purchase price of $36.0 million. One engine is scheduled for delivery in 2011, one engine is for delivery in 2012, one is for delivery in 2013 and one is for delivery in 2014. As of September 30, 2011, non-refundable deposits paid related to this purchase commitment were $2.8 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2012 to 2014. In September 2010, we signed a Memorandum of Understanding to purchase six Sukhoi Superjet (SSJ) 100 aircraft and options for four additional aircraft, with the first aircraft delivery scheduled for September 2012. As this agreement is non-binding, the future aircraft deliveries have not been included in our commitments to purchase.

4. Investments

We hold a fifty percent interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.8 million and $9.3 million as of September 30, 2011 and 2010, respectively.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“JVCO”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in JVCO was $8.0 million. The Company provided the initial lease portfolio by transferring seven V2500 engines to the joint venture in June 2011. The $70.0 million proceeds received upon the transfer of the engines was recorded as Other debt. In September 2011, the Company amended the joint venture agreement allowing for a sale treatment related to these seven engines and extinguishment of Other debt. In addition, the Company made a $1.0 million capital contribution to JVCO for an engine purchase in September 2011, resulting in a total of eight engines in the lease portfolio. The $9.0 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $5.4 million. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the seven engines to JVCO. JVCO executed a loan agreement with JA Mitsui Leasing, Ltd., establishing a credit facility of up to $120.0 million for the purposes of acquiring the initial engines as well as providing funding for future engine acquisitions.

Nine Months Ended September 30, 2011 (in thousands)	WOLF	JVCO	Total
Investment in joint ventures, as of December 31, 2010	$9,381	$—	$9,381
Investment	—	5,373	5,373
Earnings/(Losses) from joint ventures	956	(98)	858
Distribution	(575)	—	(575)

Investment in joint ventures, as of September 30, 2011	$9,762	$5,275	$15,037

5. Long Term Debt

At September 30, 2011, notes payable consists of loans totaling $684.1 million (net of discount of $2.2 million), payable over periods of three months to fourteen years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At September 30, 2011, we had revolving credit facilities totaling approximately $285.0 million with $105.0 million in funds available to us. Our significant debt instruments are discussed below:

At September 30, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. As of September 30, 2011, $105.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at September 30, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $4.0 million as of September 30, 2011.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $19.2 million as of September 30, 2011.

At September 30, 2011, we had $448.5 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $103.6 million Series 2005-A1 notes, $165.8 million Series 2007-A2 notes, $23.9 million Series 2007-B2 notes and $155.2 million Series 2008-A1 notes. At September 30, 2011, the interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2011, the interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At September 30, 2011, the interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At September 30, 2011, the interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $285.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $16.5 million as of September 30, 2011. We are currently discussing a further extension of the term of this loan with our investment banker.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $16.7 million as of September 30, 2011.

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

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at September 30, 2011.

At September 30, 2011 and 2010, one-month LIBOR was 0.24% and 0.26%, respectively.

The following is a summary of the aggregate maturities of notes payable at September 30, 2011:

Year Ending December 31,	(in thousands)
2011 (3 months remaining including $16.5 million for senior term loan)	$29,251
2012 (includes $180.0 million outstanding on revolving credit facility)	231,070
2013	52,619
2014	65,821
2015	48,488
2016 and thereafter	259,047

$686,296

6. Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $24.7 million of our borrowings are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At September 30, 2011, we were a party to interest rate swap agreements with notional outstanding amounts of $375.0 million, remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at September 30, 2011 was negative $15.0 million, representing a net liability for us. This represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of September 30, 2011, has used creditworthiness inputs that corroborate observable market data regarding the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive (loss) income for all derivative instruments.

Based on the implied forward rate for LIBOR at September 30, 2011, we anticipate that net finance costs will be increased by approximately $8.1 million for the 12 months ending September 30, 2012 due to the interest rate derivative contracts currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivates Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$14,958	$14,274

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and nine months ended September 30, 2011 and 2010:

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Three Months Ended September 30,
Derivates in Cash Flow Hedging Relationships	Location of Loss Recognized on Derivatives in the Statements of Income	2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$2,631	$4,670

Total		$2,631	$4,670

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Nine Months Ended September 30,
Derivates in Cash Flow Hedging Relationships	Location of Loss Recognized on Derivatives in the Statements of Income	2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$8,815	$14,473

Total		$8,815	$14,473

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine months ended September 30, 2011 and 2010:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Three Months Ended September 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts*	$(1,236)	$(4,109)	Interest Expense	$(2,631)	$(4,670)

Total	$(1,236)	$(4,109)	Total	$(2,631)	$(4,670)

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Nine Months Ended September 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts**	$(683)	$(12,600)	Interest Expense	$(8,815)	$(14,473)

Total	$(683)	$(12,600)	Total	$(8,815)	$(14,473)

*	These amounts are shown net of $2.6 million and $3.4 million of interest payments and interest expense amortization for the terminated interest rate contracts reclassified to the income statement during the three months ended September 30, 2011 and 2010, respectively.
**	These amounts are shown net of $8.3 million and $10.3 million of interest payments reclassified to the income statement terminated interest rate contracts reclassified to the income statement during the nine months ended September 30, 2011 and 2010, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States, Switzerland and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of September 30, 2011, no hedging agreements exist under which the counterparties would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

7. Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,407,116 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2007: 239,952 shares vesting over 4 years and 15,452 shares vesting on the first anniversary date from date of issuance. Three types of restricted stock were granted in 2008: 248,964 shares vesting over 4 years, 308,018 shares vesting over 5 years and 17,476 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2011: 314,924 shares vesting over 4 years and 22,100 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 and 2008 that were cancelled during 2008 and 27,477 shares of restricted stock awards granted in 2007-2010 that were cancelled during 2011. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $2.3 million in stock compensation expense was recorded in the nine months ended September 30, 2011. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.8 years and totals $6.2 million. At September 30, 2011, the intrinsic value of unvested restricted stock awards issued through September 30, 2011 is $8.5 million. The 2007 Plan terminates on May 24, 2017.

In the nine months ended September 30, 2011, 360,823 options under the 1996 Stock Options/Stock Issuance Plan were exercised. A portion of these exercises, representing 150,000 options from an executive officer of the Company, were cash settled for a net payment of $1.1 million during the 3 months ended September 30, 2011. There are 452,068 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $2.2 million.

8. Income Taxes

Income tax expense for the nine months ended September 30, 2011 and 2010 was $9.3 million and $4.9 million, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 46.2% and 37.8%, respectively. The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to JVCO, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in JVCO (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9. Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of September 30, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.2 million at September 30, 2011.

Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received, with $0.4 million and $1.1 million recorded as lease rent revenue in the three and nine-month periods ended September 30, 2011, respectively.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the nine months ended September 30, 2011. The Settlement Agreement is dependent on Island Air obtaining substantially similar concessions from their other major creditors which have been obtained.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $1.3 million under the guarantee in January 2012. On September 7, 2011 JT Power notified us that it, “Doesn’t have the cash to make a onetime payment to Willis for the shortfall in the guarantee” and proposing a payment plan over time. As a result of this notice we have reduced the carrying value of the consigned assets in the amount of $0.9 million with a remaining carrying value of the consigned assets of $1.0 million. The independent members of our Board of Directors are reviewing this proposal. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. During the nine months ended September 30, 2011, sales of consigned parts by J.T. Power were $0.1 million.

10. Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Operating lease related receivable and Accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes payable as of September 30, 2011 was estimated to have a fair value of approximately $630.7 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

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

Results of Operations

Three months ended September 30, 2011, compared to the three months ended September 30, 2010:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2011 increased 5.5% to $26.5 million from $25.1 million for the comparable period in 2010. The slight increase primarily reflects growth in the size of the lease portfolio for the current period. The aggregate of net book value of lease equipment at September 30, 2011 and 2010 was $960.5 million and $940.6 million, respectively, an increase of 2.1%. The average utilization for each of the three months ended September 30, 2011 and 2010 was 86%. At September 30, 2011 and 2010, approximately 86% and 89% of equipment held for lease by book value was on-lease, respectively.

During the three months ended September 30, 2011, we added $21.3 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2010, we added $2.9 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2011 decreased 8.0% to $9.0 million from $9.7 million for the comparable period in 2010. The decrease was due to the maturity of a lower number of long term leases in the current period. One long term lease terminated in the three months ended September 30, 2011 compared to two long term lease terminations in the year ago period. The decrease was partially offset by higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in the three months ended September 30, 2011 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2011, we sold seven engines and other related equipment generating a net gain of $3.6 million, which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to JVCO in the period, as described in footnote 4. During the three months ended September 30, 2010, we sold four engines and other related equipment generating a net gain of $5.2 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income increased to $0.4 million from $0.1 million for the comparable period in 2010 due to an increase in the number of engines managed on behalf of third parties.

Depreciation Expense. Depreciation expense decreased 4.3% to $12.5 million for the three months ended September 30, 2011 from the comparable period in 2010, due to changes in estimates of useful life and changes in residual values on certain older engine types. As of July 1, 2011, we adjusted the depreciation for certain older engine types within the portfolio, with the result being a slight decrease of less than $0.1 million for the three months ended September 30, 2011. The net effect of the change in depreciation estimate had no significant impact to the net income and diluted earnings per share for the three months ended September 30, 2011 over what net income would have otherwise been had the change in depreciation estimate not been made.

General and Administrative Expenses. General and administrative expenses increased 19.3% to $8.7 million for the three months ended September 30, 2011, from the comparable period in 2010, due mainly to increases in employment related costs ($1.4 million) and legal and accounting fees ($0.1 million), which was partially offset by a decrease in bad debt expense ($0.2 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 37.8% to $1.3 million for the three months ended September 30, 2011, from the comparable period in 2010 due mainly to a decrease in engine maintenance costs due to lower repair activity ($0.4 million), lower sublease rental expense due to the termination of a sublease rental program in June 2011 ($0.2 million) and a reduction in engine freight costs ($0.1 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense decreased 14.3% to $8.9 million for the three months ended September 30, 2011, from the comparable period in 2010, due primarily to a decrease in the average debt outstanding, as well as a decrease in interest rate swap costs resulting from a reduction in the notional value of swaps in place during the current quarter. Notes payable balance at September 30, 2011 and 2010, was $684.1 million and $705.3 million, respectively, a decrease of 3.0%. All but $24.7 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.27% for the three months ended September 30, 2010 to an average of 0.22% for the three months ended September 30, 2011 (average of month-end rates). At September 30, 2011 and 2010, one-month LIBOR was 0.24% and 0.26%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. As of September 30, 2010, such swap agreements had notional outstanding amounts of $490.0 million, average remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. In the three months ended September 30, 2011 and 2010, $2.6 million and $4.7 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended September 30, 2011, decreased from $0.1 million for the three months ended September 30, 2010 due to a decrease in interest rates on our deposit balances from the year ago period.

Income Tax Expense. Income tax expense for the three months ended September 30, 2011 and 2010 was $3.8 million and $2.1 million, respectively. The effective tax rate for the three months ended September 30, 2011 and 2010 was 62.4% and 40.4%, respectively. The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to JVCO, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in JVCO (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Nine months ended September 30, 2011, compared to the nine months ended September 30, 2010:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2011 increased 3.9% to $79.4 million from $76.4 million for the comparable period in 2010. This increase primarily reflects growth in the size of the lease portfolio which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at September 30, 2011 and 2010 was $960.5 million and $940.6 million, respectively, an increase of 2.1%. The average utilization for the nine months ended September 30, 2011 and 2010 was 86% and 85%, respectively. At September 30, 2011 and 2010, approximately 86% and 89% of equipment held for lease by book value was on-lease, respectively.

During the nine months ended September 30, 2011, we added $93.6 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2010, we added $49.9 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2011, increased 15.2% to $27.3 million from $23.7 million for the comparable period in 2010. The increase was due to higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in the nine months ended September 30, 2011 than in the year ago period, partially offset by a lower number of long term leases terminating in the current period, with four long term leases terminating in the nine months ended September 30, 2011 compared with the termination of five long term leases in the year ago period.

Gain on Sale of Equipment. During the nine months ended September 30, 2011, we sold eleven engines and other related equipment generating a net gain of $11.2 million. During the nine months ended September 30, 2010, we sold seven engines and other related equipment generating a net gain of $7.5 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income remained fairly consistent for the nine months ended September 30, 2011 and 2010 at $1.0 million.

Depreciation Expense. Depreciation expense increased 7.3% to $38.7 million for the nine months ended September 30, 2011 from the comparable period in 2010, due to increased portfolio value and changes in estimates of useful life and residual values on certain older engine types.

General and Administrative Expenses. General and administrative expenses increased 28.4% to $26.1 million for the nine months ended September 30, 2011, from the comparable period in 2010, mainly due to increases in employment related costs ($4.4 million), corporate travel ($0.5 million), legal and accounting fees ($0.6 million) and insurance expense ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 10.2% to $5.7 million for the nine months ended September 30, 2011, from the comparable period in 2010 mainly due to a decrease in engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.4 million) and lower sublease rental expense due to the termination of a sublease rental program in June 2011 ($0.2 million).

Net finance costs. Net finance costs include interest expense and interest income. Interest expense decreased 13.9% to $26.9 million for the nine months ended September 30, 2011, from the comparable period in 2010, due primarily to a decrease in one-month LIBOR, decreased interest rate swap costs resulting from a reduction in the notional value of swaps in place during the current period and a decrease in the average debt outstanding compared to the year ago period. Notes payable balance at September 30, 2011 and 2010, was $684.1 million and $705.3 million, respectively, a decrease of 3%. All but $24.7 million of our debt is tied to one-month US dollar LIBOR which decreased from an average of 0.28% for the nine months ended September 30, 2010 to an average of 0.22% for the nine months ended September 30, 2011 (average of month-end rates). At September 30, 2011 and 2010, one-month LIBOR was 0.24% and 0.26%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, average remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. As of September 30, 2010, such swap agreements had notional outstanding amounts of $490.0 million, average remaining terms of between one and fifty-four months and fixed rates of between 2.10% and 5.05%. In the nine months ended September 30, 2011 and 2010, $8.8 million and $14.5 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the nine months ended September 30, 2011, decreased to $0.1 million from $0.2 million for the nine months ended September 30, 2010, due to a decrease in interest rates on our deposit balances from the year ago period.

Income Taxes. Income tax expense for the nine months ended September 30, 2011 and 2010 was $9.3 million and $4.9 million, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 46.2% and 37.8%, respectively. The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to JVCO, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in JVCO (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholder’s equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011 and is applied prospectively. We do not expect the adoption of these provisions to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the Statement of Shareholder’s Equity and Comprehensive Income. The guidance provided in ASU 2011-05 is effective for interim and annual period beginning on or after December 15, 2011 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, we have financed our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $74.4 million and $117.8 million, in the nine-month periods ended September 30, 2011 and 2010, respectively, was derived from this activity. In these same time periods $122.4 million and $139.2 million, respectively, was used to pay down related debt. Cash flow from operating activities was $56.3 million and $17.5 million in the nine-month periods ended September 30, 2011 and 2010, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at September 30, 2011 and have reduced cash flows from investing activities by $3.3 million for the nine-month period ended September 30, 2011. Cash receipts from maintenance reserve payments received from WEST lessees and those resulting from WEST engine sales increased the restricted cash balance at September 30, 2010 and have reduced cash flows from operating activities by $12.6 million and $18.3 million, respectively, for the nine-month period ended September 30, 2010.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $92.9 million and $55.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86% and 89%, by book value, of our assets were on-lease at September 30, 2011 and at September 30, 2010, respectively. The average utilization rate for the nine months ended September 30, 2011, was 86% compared to 85% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2011, Notes payable consists of loans totaling $684.1 million (net of discount of $2.2 million), payable over periods of three months to fourteen years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). Our significant debt instruments are discussed below:

At September 30, 2011, we had a $285.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. As of September 30, 2011, $105.0 million was available under this facility. The revolving facility ends in November 2012. The interest rate on this facility at September 30, 2011 was one-month LIBOR plus 3.50%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $4.0 million as of September 30, 2011.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $19.2 million as of September 30, 2011.

At September 30, 2011, we had $448.5 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $103.6 million Series 2005-A1 notes, $165.8 million Series 2007-A2 notes, $23.9 million Series 2007-B2 notes and $155.2 million Series 2008-A1 notes. At September 30, 2011, the interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At September 30, 2011, the interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 1.75%. At September 30, 2011, the interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 3.75%. At September 30, 2011, the interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. Additionally, this term loan will now amortize on a monthly basis, with a $15.2 million bullet payment required at the December 31, 2011 maturity date. The balance outstanding on this term loan is $16.5 million as of September 30, 2011. We are currently discussing a further extension of the term of this loan with our investment banker. In case the term loan is not extended, we have sufficient availability currently under our other debt facilities to repay the loan.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $16.7 million as of September 30, 2011.

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

At September 30, 2011 and December 31, 2010, we had warehouse and revolving credit facilities totaling approximately $285.0 million and $440.0 million, respectively. At September 30, 2011 and December 31, 2010, respectively, approximately $105.0 million and $54.2 million were available under these combined facilities.

At September 30, 2011 and 2010, one-month LIBOR was 0.24% and 0.26%, respectively.

Approximately $680.8 million of the above debt is subject to our continuing to comply with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine purchase and approximately 70% of spare parts purchases. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, debt is secured by engines on lease to customers and to the extent that engines are returned from lease early or are sold, repayment of that portion of the debt could be accelerated. We were in compliance with all covenants at September 30, 2011.

Approximately $67.5 million of our debt is repayable during the next 12 months, which includes $16.5 million owed under our senior term loan. Such repayments consist of scheduled installments due under term loans. The table below summarizes our contractual commitments at September 30, 2011.

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$686,296	$67,549	$299,090	$104,203	$215,454
Interest payments under long - term debt obligations	57,520	16,649	16,845	10,638	13,388
Operating lease obligations	2,395	899	1,266	230	—
Purchase obligations	36,000	18,200	17,800	—	—

Total	$782,211	$103,297	$335,001	$115,071	$228,842

During the remainder of 2011, we have commitments to purchase one engine and related equipment for a gross purchase price of $9.3 million. As at September 30, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our 2011 purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2012 to 2014. As at September 30, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million.

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

Management of Interest Rate Exposure

At September 30, 2011, all but $24.7 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or eliminate the spread, or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements, which have notional outstanding amounts of $375.0 million, with remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. The net fair value of these swaps at September 30, 2011 was negative $15.0 million, representing a net liability for us.

The realized amount on these derivative instrument arrangements increased expense by $8.8 million and $14.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements. We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. Management assesses counterparty risk on a periodic basis and, based on current information, has concluded that the hedge counterparties are credit worthy.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of September 30, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.2 million at September 30, 2011.

Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received, with $0.4 million and $1.1 million recorded as lease rent revenue in the three and nine-month periods ended September 30, 2011, respectively.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the nine months ended September 30, 2011. The Settlement Agreement is dependent on Island Air obtaining substantially similar concessions from their other major creditors which have been obtained.

We entered into a Consignment Agreement dated January 22, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose majority shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power is responsible to market and sell parts from the teardown of three engines with a book value of $4.2 million. Under this agreement, J.T. Power provides a minimum guarantee of net consignment proceeds of $3.3 million by January 22, 2012. Based on current estimated consignment proceeds, J.T. Power would be obligated to pay $1.3 million under the guarantee in January 2012. On September 7, 2011 JT Power notified us that it, “Doesn’t have the cash to make a onetime payment to Willis for the shortfall in the guarantee” and proposing a payment plan over time. As a result of this notice we have reduced the carrying value of the consigned assets in the amount of $0.9 million with a remaining carrying value of the consigned assets of $1.0 million. The independent members of our Board of Directors are reviewing this proposal. On November 17, 2008, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $1.0 million. On February 25, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.1 million. On July 31, 2009, we entered into a Consignment Agreement with J.T. Power in which they are responsible to market and sell parts from the teardown of one engine with a book value of $0.5 million. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. During the nine months ended September 30, 2011, sales of consigned parts by J.T. Power were $0.1 Million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates to us, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $24.7 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.9 million (in 2010, $2.0 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $11.4 million for the year ending December 31, 2011, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine months ended September 30, 2011, 81% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Our largest customer accounted for approximately 12.7% and 14.6% of total lease rent revenue during the nine months ended September 30, 2011 and 2010, respectively. No other customer accounted for greater than 10% of total lease rent revenue during these periods.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended September 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
July 1, 2011 - July 31, 2011	—	—	—	$20,507
August 1, 2011 - August 31, 2011	—	—	—	$20,507
September 1, 2011 - September 30, 2011	7	$11.78	7	$20,419

	7	$11.78	7	$20,419

Item 5.	Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.2 to our report on Form 10-Q filed on November 8, 2010).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.2	Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4	Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).

10.4	Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).

10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).

10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).

10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).

10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).

10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).

10.11	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).

10.12	Loan and Aircraft Security Agreement dated September 30, 2011 between Banc of America Leasing & Capital, LLC and Willis Lease Finance Corporation.

10.13	Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed on November 29, 2005).

10.14	Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed on November 29, 2005).

10.15	Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to our report on Form 10-K filed on March 31, 2008).

10.16	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 to our report on Form 10-K filed on March 31, 2008).

10.17	Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to Exhibit 10.16 to our report on Form 10-K filed on March 31, 2009).

10.18	Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to Exhibit 10.17 to our report on Form 10-K filed on March 31, 2009).

10.19*	Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.18 to our report on Form 10-K filed on March 31, 2009).

10.20	Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed on November 29, 2005).

10.21	Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed on November 29, 2005).

10.22	Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 31, 2009).

10.23	Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.22 to our report on Form 10-K filed on March 31, 2009).

10.24	Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.23 to our report on Form 10-K filed on March 31, 2009).

10.25	Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to our report on Form 10-K filed on March 31, 2009).

10.26	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to Exhibit 10.25 to our report on Form 10-K filed on March 31, 2009).

10.27	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 31, 2009).

10.28	Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on November 29, 2005).

10.29	Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed on November 29, 2005).

10.30	Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.31*	Credit Agreement, dated as of November 18, 2009, among Willis Lease Finance Corporation, Union Bank, N.A., as security agent and administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 16, 2010).

11.1	Statement re Computation of Per Share Earnings.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Company’s report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)