Form 10-K
period 2011-12-31
WILLIS LEASE FINANCE CORP
filed 2012-03-13
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $77.5 million (based on a closing sale price of $13.40 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 7, 2012 was 9,160,936.

The Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2011, we had a total lease portfolio consisting of 194 engines and related equipment, 13 aircraft and three spare parts packages with 71 lessees in 37 countries and an aggregate net book value of $981.5 million. As of December 31, 2011, we managed a total lease portfolio of 26 engines and related equipment for other parties. We also seek, from time to time, to act as leasing agent of engines for other parties.

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed in the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 14% of the total number of installed engines. Today it is estimated that there are nearly 45,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,500 and 6,300 spare engines in the market, including both owned and leased spare engines.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently leased to Emirates with remaining lease terms of 18 and 20 months. Our investment in the joint venture is $9.9 million as of December 31, 2011.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $5.4 million as of December 31, 2011.

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

INDUSTRY BACKGROUND—THE DEMAND FOR LEASED AIRCRAFT ENGINES

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 19,000 aircraft as of 2010 and projects this will grow to approximately 40,000 aircraft by 2030. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than capital leases or ownership of spare engines. Some believe that currently as many as 35% to 40% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2011, all but one of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2011, we had a total lease portfolio of 194 aircraft engines and related equipment, three spare parts packages, 13 aircraft and various parts and other engine-related equipment with a cost of $1,210.2 million in our lease portfolio. As of December 31, 2010, we had a total lease portfolio of 179 aircraft engines and related equipment, four spare parts packages, three aircraft and various parts and other engine-related equipment with a cost of $1,190.4 million in our lease portfolio.

As of December 31, 2011, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2012	57,868
2013	41,381
2014	33,387
2015	27,335
2016	20,632
Thereafter	29,474

$210,077

As of December 31, 2011, we had 71 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 37 countries. Our exposure to one large customer has decreased during 2011. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

AIRCRAFT LEASING

As of December 31, 2011, we owned three DeHaviland DHC-8-100 turboprop aircraft, all of which we lease to Hawaii Island Air, Inc. (“Island Air”). These aircraft have a net book value of $2.6 million.

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of December 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.0 million at December 31, 2011.

Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received, with $1.6 million recorded as lease rent revenue in the year ended December 31, 2011. In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the year ended December 31, 2011. The Settlement Agreement was dependent on Island Air obtaining substantially similar concessions from their other major creditors which have been obtained.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture at December 31, 2011 is $9.9 million.

In late 2011, we purchased three ATR 42-320 turboprop aircraft and seven ATR 72-202 turboprop aircraft. The aircraft are currently undergoing inspection and repair and upon completion of the repair process will be marketed for sale or lease.

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

•

We have a diverse portfolio by customer, geography and engine type. As of December 31, 2011, we had a total lease portfolio consisting of 194 engines and related equipment, 13 aircraft and three spare parts packages with 71 lessees in 37 countries and an aggregate net book value of $981.5 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2011, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 85% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2011, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2011, 2010 and 2009. No single country accounted for more than 10% of our lease rent revenue for any of those periods except for the United States and Switzerland in each of 2009-2011 and Brazil and China in each of 2009-2010. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2011		2010		2009
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
			(dollars in thousands)
United States	$20,790	20%	$22,662	22%	$21,944	21%
Mexico	6,806	6	6,367	6	5,548	6
Canada	3,183	3	1,662	2	1,264	1
Europe	38,626	37	32,604	32	31,057	30
South America	9,818	9	14,380	14	16,575	16
Asia	18,635	18	18,413	18	19,164	19
Africa	2,084	2	432	1	480	1
Middle East	4,721	5	5,613	5	6,358	6

Total	$104,663	100%	$102,133	100%	$102,390	100%

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

EMPLOYEES

As of December 31, 2011, we had 74 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees is covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

We currently own three DeHaviland DHC-8-100, three ATR42-320 turboprop aircraft and seven ATR72-202 turboprop aircraft and interests through WOLF in two Airbus A340-313 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. 19 of our leases comprising approximately 12.4% of the net book value of our on-lease engines at December 31, 2011 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity. However, after a period of recovery, the airline industry was negatively impacted in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. The airline industry has recovered in 2010 and 2011, returning to profitability with carriers in emerging markets and the U.S. faring better than European carriers. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2011, we had an aggregate of approximately $1.5 million in lease rent and $1.5 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

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

On November 28, 2011, American Airlines (“American”) filed for protection under Chapter 11 of the Bankruptcy Code. At the time of its filing, American had leased three engines from us with a total net book value of $17.1 million as of December 31, 2011. American owed us $0.1 million in rents and other billings as of December 31, 2011.

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

In August 2010, Mexicana Airlines’ primary operating entity initiated commercial insolvency proceedings in Mexico. In September 2010, Mexicana Inter, the low-cost-carrier affiliate of Mexicana Airlines, also initiated its own commercial insolvency proceeding in Mexico. Mexicana and all of its affiliates also suspended all commercial passenger service on August 28, 2010, and have not resumed operations since then. At the time of their respective filings, Mexicana and Mexicana Inter had leased five engines from us with a total net book value of $19.9 million as of December 31, 2009. Two of those engines were under leases which required ongoing maintenance reserve payments (but no such reserves had accrued as of July 30, 2010), and the other three engines were under leases which did not require current payments of maintenance reserves. Due to the uncertainty of Mexicana’s ability to fully secure our engines after it ceased operations and the unlikelihood that it would resume operations in the immediate future, we focused our efforts on the immediate recovery of our assets from Mexico. In a negotiated settlement of claims against Mexicana, we were able to achieve the consensual return of all five of our engines and the related records between August and December 2010. As a result of the insolvency proceedings and subsequent settlement, the Company wrote-off to bad debt an outstanding notes receivable balance of $44,000 and $9,000 in recognized overdue rent.

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”)

on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of December 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.0 million at December 31, 2011.

Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received with $1.6 million recorded as lease rent revenue for the year ended December 31, 2011. In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the year ended December 31, 2011. The Settlement Agreement was dependent on Island Air obtaining substantially similar concessions from their other major creditors which have been obtained.

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

Our lessees enjoy favorable accounting and tax treatment by using operating leases. Changes in tax laws or accounting principles that make operating leases less attractive to our lessees could have a material adverse effect on demand for our leases and on our business.

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

The proposals set out in the ED were open for comment until December 15, 2010. The FASB has not completed all of its deliberations and the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal. The FASB intends to complete its deliberations and publish a revised leases standard during the first half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have the potential to have an adverse effect on our business. We do not anticipate that the accounting pronouncement, when issued, will change the fundamental economic reasons that airlines lease aircraft and aircraft engines.

Our aircraft, engines or parts could cause bodily injury or property damage, exposing us to liability claims.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, but nearly all our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has increased from approximately 0.26% on December 31, 2010 to approximately 0.30% on December 31, 2011.

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

For the year ended December 31, 2011, 80% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

As of December 31, 2011, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,865,735 shares of our common stock, representing approximately 31% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock and possibly other classes or series of our stock such as our Series A Preferred Stock.

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

As of December 31, 2011, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

Our principal offices are located at 773 San Marin Drive, Suite 2215, Novato, California, 94998. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $3.5 million, with $0.4 million owing for 2012. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease approximately 7,150 square feet of office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.3 million. We also lease office space in Shanghai, China. The lease expires December 31, 2012 and the remaining lease commitment is approximately $65,000. We also lease office and living space in London, United Kingdom. Both of these leases expire December 31, 2012 and the remaining lease commitments are $0.1 million and $0.2 million, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $51,000.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2011.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 7, 2012 there were approximately 1,647 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2011 and 2010, as reported by NASDAQ, are set forth below:

	2011		2010
	High	Low	High	Low
First Quarter	$14.20	$12.15	$17.61	$13.80
Second Quarter	13.69	12.55	15.75	9.22
Third Quarter	14.00	11.00	11.22	8.12
Fourth Quarter	12.19	9.91	13.54	9.87

During the years ended December 31, 2011 and 2010, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Stockholders:
None	n/a	n/a	n/a
Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	n/a	76,862
1996 Stock Option/Stock Issuance Plan*	443,581	$6.35	—
2007 Stock Incentive Plan	—	n/a	643,404

Total	443,581	$6.35	720,266

*	Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 1,417,116 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2011. Of this amount, 60,520 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 643,404 shares which were available as of December 31, 2011 for future issuance under the 2007 Incentive Plan.

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. The repurchased shares are to be subsequently retired. 434,748 shares totaling $5.7 million were repurchased in 2011 under our authorized plan. As of December 31, 2011, the total number of common shares outstanding was approximately 9.1 million.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
		(in thousands, except per share data)
October	10	$10.89	10	$20,310
November	7	$11.68	7	$20,232
December	8	$11.39	8	$20,142

Total	25	$11.32	25	$20,142

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial data and operating information. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$104,663	$102,133	$102,390	$102,421	$86,084
Maintenance reserve revenue	39,161	34,776	46,049	33,716	28,169
Gain on sale of leased equipment	11,110	7,990	1,043	12,846	7,389
Other income	1,719	3,403	958	3,823	768

Total revenue	$156,653	$148,302	$150,440	$152,806	$122,410
Net income	$14,508	$12,050	$22,367	$26,601	$17,664
Net income attributable to common shareholders	$11,380	$8,922	$19,239	$23,473	$14,536
Basic earnings per common share	$1.35	$1.03	$2.30	$2.85	$1.79
Diluted earnings per common share	$1.28	$0.96	$2.14	$2.68	$1.66
Balance Sheet Data:
Total assets	$1,133,205	$1,125,962	$1,097,702	$982,712	$868,590
Debt (includes capital lease obligation)	$718,134	$731,632	$726,235	$641,125	$567,108
Shareholders’ equity	$236,661	$226,970	$220,793	$192,207	$174,652
Lease Portfolio:
Engines at end of the period	194	179	169	160	144
Spare parts packages at the end of the period	3	4	3	3	3
Aircraft and Helicopters at the end of the period	13	3	4	4	6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2011, 70 of our leases were operating leases and one was a finance lease. As of December 31, 2011, we had 71 lessees in 37 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2011, our total lease portfolio consisted of 194 engines and related equipment,13 aircraft and three spare engine parts packages with an aggregate net book value of $981.5 million. As of December 31, 2011, we also managed 26 engines and related equipment on behalf of other parties.

On December 30, 2005, we entered into a joint venture called WOLF with Oasis International Leasing (USA), Inc., which is now known as Waha Capital PJSC. WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2011, all but one of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 50 engines having a net book value of $92.9 million are depreciated using this policy. It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines. On July 1, 2010 and again on July 1, 2011, we adjusted the depreciation for certain older engine types within the portfolio. The 2011 change in depreciation estimate had no significant impact to the net income and diluted earnings per share over what they would have otherwise been had the change to depreciation not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

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

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenue is summarized as follows:

	Years Ended December 31,
	2011		2010
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$104,663	66.8%	$102,133	68.9%
Maintenance reserve revenue	39,161	25.0%	34,776	23.4%
Gain on sale of leased equipment	11,110	7.1%	7,990	5.4%
Other income	1,719	1.1%	3,403	2.3%

Total revenue	$156,653	100.0%	$148,302	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2011, increased by 2.4% over the comparable period in 2010. This increase primarily reflects a growth in the size of the lease asset portfolio which translated into a higher amount of equipment on lease throughout the year. The sale of lease assets in the last half of 2011 resulted in a drop in the year end portfolio value compared to the year ago period. The aggregate of net book value of equipment held for lease at December 31, 2011 and 2010, was $981.5 million and $998.0 million, respectively, a decrease of 1.7%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. At December 31, 2011, and 2010, respectively, approximately 82% and 90% of equipment by net book value was on-lease. The average utilization for each of the years ended December 31, 2011 and December 31, 2010 was 86%. During the year ended

December 31, 2011, 10 aircraft and 30 engines were added to our lease portfolio at a total cost of $135.4 million (including capitalized costs). During the year ended December 31, 2010, 16 engines were added to our lease portfolio at a total cost of $120.0 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2011, increased 12.6% to $39.2 million from $34.8 million for the comparable period in 2010. This increase was primarily due to the larger average lease portfolio and an increased amount of equipment on-lease during 2011, particularly as a result of higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in 2011 than in the year ago period.

Gain on Sale of Leased Equipment. During the year ended December 31, 2011, we sold 12 engines and various engine-related equipment from the lease portfolio for a net gain of $11.1 million. The 2011 gain on sales included $3.6 million which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to WMES in the period, as described in footnote 4 to our consolidated financial statements. During the year ended December 31, 2010, we sold 7 engines and various engine-related equipment from the lease portfolio and one airframe for a net gain of $8.0 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees, and decreased $1.7 million from the prior year. The decrease was primarily due to the sale of our interest in the SSAMC joint venture in 2010 for $3.5 million, which generated a gain of $2.0 million in the prior year. This was partially offset in 2011 by higher fees earned on a larger portfolio of engines managed on behalf of third parties.

Depreciation Expense. Depreciation expense increased $2.5 million or 5.2% to $51.3 million for the year ended December 31, 2011, from the comparable period in 2010 due to an increase in the average lease portfolio value. On July 1, 2010 and again on July 1, 2011, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The net effect of the change in depreciation estimate had no significant impact to the net income and diluted earnings per share for the year ended December 31, 2011 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $3.3 million for the year ended December 31, 2011, an increase of $0.4 million from the $2.9 million recorded in the comparable period in 2010. A write-down of $2.3 million was recorded for the year ended December 31, 2011 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $1.0 million for the year ended December 31, 2011, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A write-down of $2.7 million was recorded for the year ended December 31, 2010 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $0.2 million for the year ended December 31, 2010, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values.

General and Administrative Expenses. General and administrative expenses increased 21.8% to $35.7 million for the year ended December 31, 2011, from the comparable period in 2010 due mainly to increases in employment related costs ($4.0 million), selling expenses ($1.0 million) and accounting, legal and consulting fees ($1.0 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 3.7% to $8.4 million for the year ended December 31, 2011, from the comparable period in 2010 due mainly to increases in engine maintenance costs due to higher repair activity ($0.9 million) and higher engine freight costs ($0.3 million), which was partially offset by decreases in operating lease costs ($0.5 million) and engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.4 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment. Interest expense decreased 13.9% to $35.2 million for the year ended December 31, 2011, from the comparable period in 2010, due to a decrease in average debt outstanding and a decrease in the average notional value of interest rate swaps held throughout the period. Virtually all of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.27% for the year ended December 31, 2010 to an average of 0.23% for the year ended December 31, 2011 (average of month-end rates). At December 31, 2011 and 2010, one-month LIBOR was 0.30% and 0.26%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2011, such swap agreements had notional outstanding amounts of $375.0 million, average remaining terms of between three and forty months and fixed rates of between 2.10% and 5.05%. In 2011 and 2010, $11.3 and $18.6 million was realized through the income statement as an increase in interest expense, respectively.

Interest income for the year ended December 31, 2011 and 2010, decreased by 21.2% to $167,000 compared to the year ago period due to the drop in the rate of interest earned on deposit balances.

Income Taxes. Income taxes for the year ended December 31, 2011, increased to $9.4 million from $7.6 million for the comparable period in 2010 reflecting increased pre-tax income. The overall effective tax rate for the year ended December 31, 2011was 39.1% compared to 38.8% for the prior year. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

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

In November 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This ASU requires companies to provide information about trading financial instruments and related derivatives in expanded disclosures. This ASU is the result of a joint project conducted by the FASB and the IASB to enhance disclosures and provide converged disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance provided in ASU 2011-11 is effective for interim and annual period beginning on or after January 1, 2013 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided in ASU 2011-12 is effective for interim and annual period beginning on or after December 15, 2011 and should be applied retrospectively. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

During 2011, the FASB issued several ASU’s — ASU No. 2011-01 through ASU No. 2011-12. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $132.4 million, $174.8 million and $397.6 million, in the years ended December 31, 2011, 2010 and 2009, respectively, was derived from this activity. In these same time periods $146.4 million, $170.0 million and $312.3 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $76.7 million, $56.6 million and $88.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $144.3 million, $121.5 million and $205.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense. Cash received as maintenance reserve payments for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82%, by book value, of our assets were on-lease at December 31, 2011 compared to approximately 90% at December 31, 2010. The average utilization rate for the year ended December 31, 2011 remained at 86%, the same as a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2011, notes payable consists of loans totaling $718.1 million (net of discounts of $2.1 million) payable over periods of six months to approximately 14 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At December 31, 2011, we had warehouse and revolving credit facilities totaling approximately $345.0 million compared to $440.0 million at December 31, 2010. At December 31, 2011, and December 31, 2010, respectively, approximately $117.0 million and $54.2 million were available under these combined facilities.

Our significant debt instruments are discussed below:

At December 31, 2011, we had a $345.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of December 31, 2011, $117.0 million was available under this facility. The revolving facility ends in November 2016. The interest rate on this facility at December 31, 2011 was one-month LIBOR plus 2.75%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $3.7 million as of December 31, 2011.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $18.8 million as of December 31, 2011.

On August 9, 2005, we closed an asset-backed securitization through WEST, a bankruptcy remote Delaware Statutory Trust, which is the issuer of various series of term notes secured by a portfolio of engines. At December 31, 2011, $436.8 million of WEST term notes were outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $99.8 million Series 2005-A1 notes, $162.5 million Series 2007-A2 notes, $23.5 million Series 2007-B2 notes and $151.1 million Series 2008-A1 notes.

The Series 2005-A1 notes were issued on August 9, 2005 in the original principal amount of $200.0 million. The interest rate on the Series 2005-A1 notes equals one-month LIBOR plus a margin of 1.25%. The Series 2008-A1 notes were issued on March 28, 2008 in the original principal amount of $212.4 million. The interest rate on the Series 2008-A1 notes equals one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively.

The Series 2007-A2 and Series 2007-B2 notes were issued on December 13, 2007 in the original principal amounts of $175.0 million and $25.0 million, respectively. The interest rate on the Series 2007-A2 notes and the Series 2007-B2 notes at December 31, 2011 is equal to one-month LIBOR plus a margin of 2.25% and 4.75%, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

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

The Series 2008-B1 notes were issued on March 28, 2008 in the original principal amount of $20.3 million. On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the then-unpaid principal amount of the 2008-B1 notes) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. On December 14, 2011 the Company further extended the maturity date from

December 31, 2011 to June 30, 2012. The interest rate remains at one-month LIBOR plus 4.00% and the loan continues to amortize on a monthly basis, with a $14.5 million bullet payment required at the June 30, 2012 maturity date. The balance outstanding on this term loan is $15.2 million as of December 31, 2011.

The Series 2005-B1 notes were issued on August 9, 2005 in the original principal amount of $28.3 million. On January 18, 2011, we purchased the Series 2005-B1 notes for $17.9 million (the then-unpaid principal amount of the 2005-B1 notes) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. Interest on this term loan is equal to one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term.

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

At December 31, 2011 and 2010, one-month LIBOR was 0.30% and 0.26%, respectively.

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine’s net book value and approximately 70% of spare part’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. Many of our facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the above debt is secured by engines and to the extent that engines are sold, repayment of that portion of the debt could be required. We were in compliance with all covenants at December 31, 2011.

Approximately $66.5 million of our debt is repayable during 2012 which includes the $15.2 million under our senior term loan. Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2011:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$720,219	$66,535	$118,149	$331,732	$203,803
Interest payments under long-term debt obligations	61,476	17,242	17,323	11,841	15,070
Interest payments under derivative rate instruments	15,328	7,480	7,321	527	—
Operating lease obligations	4,300	1,017	1,317	1,034	932
Purchase obligations	27,132	9,044	18,088	—	—

Total	$828,455	$101,318	$162,198	$345,134	$219,805

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2011 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of three engines and related equipment for a gross purchase price of $28.5 million, for delivery in 2012 to 2014. As at December 31, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2012 to 2014.

We entered into a new lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. This lease was amended on January 6, 2012 to cover an additional 2,159 square feet of office space. The total remaining rent commitment is approximately $ 3.5 million and expires September 30, 2018. The sub-lease of our premises in San Diego, California expires in October 2013. Our Shanghai, China office lease expires in December 2012. Our office and living space leases in London, United Kingdom expire in December 2012. Our Blagnac, France office lease expires in December 2012.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2012. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2011, all but $24.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $375.0 million, with remaining terms of between three and forty months and fixed rates of between 2.10% and 5.05%. The fair value of the swaps at December 31, 2011 and 2010 was negative $12.3 million and negative $14.3 million, respectively, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $11.3 million and $18.6 million in 2011 and 2010, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods.

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of our Board of Directors and owns approximately 31% of our common stock. As of December 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from us. The aircraft and engines on lease to Island Air have a net book value of $3.0 million at December 31, 2011.

Effective January 2, 2011 we converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received with $1.6 million recorded as lease rent revenue for the year ended December 31, 2011. In October 2010, Island Air purchased one airframe from us, generating a net gain of $0.4 million.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to us due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed us $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 we entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the year ended December 31, 2011. The Settlement Agreement was dependent on Island Air obtaining similar concessions from their other major creditors which have been obtained.

We entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder of ours as well as a Director of the Company. According to the terms of the Consignment Agreements, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the year ended December 31, 2011, sales of consigned parts were $95,200. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows – quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%. On February 25, 2009 and July 31, 2009, we entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of two engines with a book value of $633,400. During the year ended December 31, 2011, sales of consigned parts were $51,700. On July 27, 2006, we entered into an Aircraft Engine Agency Agreement with J.T. Power, in which we will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay us a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. We earned no revenue during the year ended December 31, 2011 under this program.

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

During the year ended December 31, 2011, the Company recorded a gain on sale of equipment of $3.6 million which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to the WMES joint venture in which we are a 50% partner.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $24.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.2 million (in 2010, $2.8 million).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $7.1 million for the year ending December 31, 2012 as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2011, 2010, and 2009, respectively, 80%, 78% and 79% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2011, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 46.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2011	2010
Audit fees	$653,631	$664,455
Audit-related fees	77,386	—
Tax fees	114,788	79,368
All other fees	25,000	10,400

Total	$870,805	$754,223

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 43.

(a) (2) Financial Statement Schedules

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 74.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.

(a) (3), (b) and (c): Exhibits: The response to this portion of Item 15 is submitted below.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.1 to our report on Form 10-Q filed on November 8, 2010).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.2	Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4	Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).

10.4	Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).

10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).

10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).

10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).

10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).

10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).

10.11	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).

10.12	Loan and Aircraft Security Agreement dated September 30, 2012 between Banc of America Leasing & Capital, LLC and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.12 to our report on Form 10-Q filed on November 9, 2011).

10.13	Series 2005-A1 Note Purchase Agreement, dated as of July 28, 2005, among the Registrant, Willis Engine Securitization Trust, UBS Securities LLC and UBS Limited (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed on November 29, 2005).

10.14	Series 2005-B1 Note Purchase Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, Fortis Capital and HSH Nordbank AG (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed on November 29, 2005).

10.15	Series 2007-A2 Note Purchase and Loan Agreement dated as of December 13, 2007, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-A2 Holders (incorporated by reference to Exhibit 10.59 to our report on Form 10-K filed on March 31, 2008).

10.16	Series 2007-B2 Note Purchase and Loan Agreement dated as of December 13, 2007 among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2007-B2 Holders (incorporated by reference to Exhibit 10.60 to our report on Form 10-K filed on March 31, 2008).

10.17	Series 2008-A1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-A1 Holders (incorporated by reference to Exhibit 10.16 to our report on Form 10-K filed on March 31, 2009).

10.18	Series 2008-B1 Note Purchase and Loan Agreement dated as of March 25, 2008, among Willis Engine Securitization Trust, Willis Lease Finance Corporation and the initial Series 2008-B1 Holders (incorporated by reference to Exhibit 10.17 to our report on Form 10-K filed on March 31, 2009).

10.19*	Amended and Restated Indenture, dated December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.18 to our report on Form 10-K filed on March 31, 2009).

10.20	Series A1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed on November 29, 2005).

10.21	Series B1 Indenture Supplement, dated August 9, 2005, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed on November 29, 2005).

10.22	Series 2007-A2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 31, 2009).

10.23	Series 2007-B2 Supplement, dated as of December 13, 2007, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.22 to our report on Form 10-K filed on March 31, 2009).

10.24	Series 2008-A1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.23 to our report on Form 10-K filed on March 31, 2009).

10.25	Series 2008-B1 Supplement, dated as of March 28, 2008, by and between Willis Engine Securitization Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to our report on Form 10-K filed on March 31, 2009).

10.26	General Supplement 2008-1 dated as of March 28, 2008 (incorporated by reference to Exhibit 10.25 to our report on Form 10-K filed on March 31, 2009).

10.27	General Supplement 2009-1 dated as of March 20, 2009 (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 31, 2009).

10.28	Servicing Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on November 29, 2005).

10.29	Administrative Agency Agreement, dated as of August 9, 2005, among the Registrant, Willis Engine Securitization Trust, WEST Engine Funding and 59 engine owning trusts named therein (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed on November 29, 2005).

10.30	Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.31*	Amended and Restated Credit Agreement, dated as of November 18, 2011, among Willis Lease Finance Corporation, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein.

11.1	Statement re Computation of Per Share Earnings.

12.1	Statement re Computation of Ratios.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 16, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Company’s report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(d)	Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 45.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2012

Willis Lease Finance Corporation

By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 12, 2012	Chief Executive Officer and Director (Principal Executive Officer)	/s/ CHARLES F. WILLIS, IV Charles F. Willis, IV

Date: March 12, 2012	Chief Financial Officer and Senior Vice President (Principal Finance and Accounting Officer)	/s/ BRADLEY S. FORSYTH Bradley S. Forsyth

Date: March 12, 2012	Director	/s/ ROBERT T. MORRIS Robert T. Morris

Date: March 12, 2012	Director	/s/ HANS JORG HUNZIKER Hans Jorg Hunziker

Date: March 12, 2012	Director	/s/ W. WILLIAM COON, JR. W. William Coon, Jr.

Date: March 12, 2012	Director	/s/ AUSTIN C. WILLIS Austin C. Willis

Date: March 12, 2012	Director	/s/ GERARD LAVIEC Gerard Laviec

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	45-46

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	47

Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	48

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	49

Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Willis Lease Finance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California March 12, 2012

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,440	$2,225
Restricted cash	76,252	77,013
Equipment held for operating lease, less accumulated depreciation of $228,708 and $192,377 at December 31, 2011 and 2010, respectively	981,505	998,001
Equipment held for sale	20,648	7,418
Operating lease related receivable, net of allowances of $477 and $423 at December 31, 2011 and 2010, respectively	8,434	8,872
Notes receivable	542	747
Investments	15,239	9,381
Property, equipment & furnishings, less accumulated depreciation of $4,957 and $3,984 at December 31, 2011 and 2010, respectively	6,901	6,971
Equipment purchase deposits	1,369	2,769
Other assets	15,875	12,565

Total assets	$1,133,205	$1,125,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,833	$18,099
Liabilities under derivative instruments	12,341	14,274
Deferred income taxes	84,706	75,645
Notes payable, net of discount of $2,085 and $2,617 at December 31, 2011 and 2010, respectively	718,134	731,632
Maintenance reserves	54,509	50,442
Security deposits	6,278	5,726
Unearned lease revenue	3,743	3,174

Total liabilities	896,544	898,992

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2011 and 2010 )	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,109,663 and 9,181,365 shares issued and outstanding at December 31, 2011 and 2010, respectively)	91	92
Paid-in capital in excess of par	56,842	60,108
Retained earnings	156,704	145,324
Accumulated other comprehensive loss, net of income tax benefit of $5,249 and $6,085 at December 31, 2011 and 2010, respectively	(8,891)	(10,469)

Total shareholders’ equity	236,661	226,970

Total liabilities and shareholders’ equity	$1,133,205	$1,125,962

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
REVENUE
Lease rent revenue	$104,663	$102,133	$102,390
Maintenance reserve revenue	39,161	34,776	46,049
Gain on sale of leased equipment	11,110	7,990	1,043
Other income	1,719	3,403	958

Total revenue	156,653	148,302	150,440

EXPENSES
Depreciation expense	51,250	48,704	44,091
Write-down of equipment	3,341	2,874	6,133
General and administrative	35,701	29,302	26,765
Technical expense	8,394	8,118	7,149
Net finance costs:
Interest expense	35,201	40,945	36,013
Interest income	(167)	(212)	(280)
Net loss/(gain) on debt extinguishment	343	—	(876)

Total net finance costs	35,377	40,733	34,857

Total expenses	134,063	129,731	118,995

Earnings from operations	22,590	18,571	31,445
Earnings from joint ventures	1,295	1,109	942

Income before income taxes	23,885	19,680	32,387
Income tax expense	(9,377)	(7,630)	(10,020)

Net income	$14,508	$12,050	$22,367
Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$11,380	$8,922	$19,239

Basic earnings per common share:	$1.35	$1.03	$2.30

Diluted earnings per common share:	$1.28	$0.96	$2.14

Average common shares outstanding	8,423	8,681	8,364
Diluted average common shares outstanding	8,876	9,251	8,983

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2008	$31,915	9,078	$91	$57,939	$(14,901)	$117,163	$192,207
Net income	—	—	—	—	—	22,367	22,367
Unrealized gain from derivative instruments, net of tax expense of $3,726	—	—	—	—	6,614	—	6,614

Total comprehensive income							28,981
Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)
Shares repurchased	—	(3)	—	(40)	—	—	(40)
Shares issued under stock compensation plans	—	167	2	815	—	—	817
Cancellation of restricted stock units in satisfaction of withholding tax	—	(60)	(1)	(742)	—	—	(743)
Stock-based compensation, net of forfeitures	—	—	—	2,435	—	—	2,435
Excess tax benefit from stock-based compensation	—	—	—	264	—	—	264

Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793
Net income	—	—	—	—	—	12,050	12,050
Unrealized loss from derivative instruments, net of tax benefit of $1,242	—	—	—	—	(2,182)	—	(2,182)

Total comprehensive income							9,868
Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)
Shares repurchased	—	(367)	(4)	(4,152)	—	—	(4,156)
Shares issued under stock compensation plans	—	429	5	1,264	—	—	1,269
Cancellation of restricted stock units in satisfaction of withholding tax	—	(63)	(1)	(775)	—	—	(776)
Stock-based compensation, net of forfeitures	—	—	—	2,678	—	—	2,678
Excess tax benefit from stock-based compensation	—	—	—	422	—	—	422

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970
Net income	—	—	—	—	—	14,508	14,508
Unrealized gain from derivative instruments, net of tax expense of $838	—	—	—	—	1,578	—	1,578

Total comprehensive income							16,086
Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)
Shares repurchased	—	(435)	(4)	(5,657)	—	—	(5,661)
Cash settlement of stock options	—	(172)	(2)	(1,260)	—	—	(1,262)
Shares issued under stock compensation plans	—	614	6	666	—	—	672
Cancellation of restricted stock units in satisfaction of withholding tax	—	(78)	(1)	(967)	—	—	(968)
Stock-based compensation, net of forfeitures	—	—	—	3,173	—	—	3,173
Excess tax benefit from stock-based compensation	—	—	—	779	—	—	779

Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$14,508	$12,050	$22,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51,250	48,704	44,091
Write-down of equipment	3,341	2,874	6,133
Stock-based compensation expenses	3,173	2,678	2,435
Amortization of deferred costs	4,544	5,246	4,521
Amortization of loan discount	532	594	676
Amortization of interest rate derivative cost	483	2,956	258
Allowances and provisions	54	(44)	570
Gain on sale of leased equipment	(11,110)	(7,990)	(1,043)
Gain on sale of leased equipment deposits	—	—	(400)
Gain on sale of interest in joint venture	—	(2,020)	—
Other non-cash items	(1,113)	—	—
Settlement of interest rate derivative	—	—	(2,557)
Income from joint ventures, net of distributions	(485)	(160)	(267)
Net loss/(gain) on debt extinguishment	343	—	(876)
Deferred income taxes	8,335	7,767	9,273
Changes in assets and liabilities:
Receivables	385	(3,045)	1,657
Notes receivable	205	196	(943)
Other assets	(4,507)	(3,108)	(430)
Accounts payable and accrued expenses	(979)	3,596	(2,511)
Restricted cash	2,515	(17,383)	9,395
Maintenance reserves	4,067	3,690	(2,406)
Security deposits	552	245	302
Unearned lease revenue	569	(213)	(1,996)

Net cash provided by operating activities	76,662	56,633	88,249

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	110,777	63,777	25,493
Proceeds from sale of equipment deposits (net of selling expenses)	—	—	6,580
Proceeds from sale of interest in joint venture	—	3,500	—
Restricted cash for investing activities	(1,754)	—	169
Investment in joint venture	(8,943)	—	—
Purchase of equipment held for operating lease	(144,334)	(121,509)	(205,132)
Purchase of property, equipment and furnishings	(904)	(399)	(199)

Net cash used in investing activities	(45,158)	(54,631)	(173,089)

Cash flows from financing activities:
Proceeds from issuance of notes payable	132,409	174,841	397,630
Debt issuance cost	(3,691)	(268)	(4,201)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from issuance of common stock	672	1,269	817
Cancellation of restricted stock units in satisfaction of withholding tax	(968)	(776)	(743)
Excess tax benefit from stock-based compensation	779	422	264
Repurchase of common stock	(5,661)	(4,156)	(40)
Cash settlement of stock options	(1,262)	—	—
Principal payments on notes payable	(146,439)	(170,037)	(312,321)

Net cash provided by (used in) financing activities	(27,289)	(1,833)	78,278

Increase/(Decrease) in cash and cash equivalents	4,215	169	(6,562)
Cash and cash equivalents at beginning of period	2,225	2,056	8,618

Cash and cash equivalents at end of period	$6,440	$2,225	$2,056

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$20,063	$17,629	$16,496

Income Taxes	$155	$549	$544

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2011, 2010, 2009, a liability of $0, $6,099 and $0, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

During the years ended December 31, 2011, 2010, 2009, engines and equipment totalling $17,067, $70,000 and $9,039, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Organization

Willis Lease Finance Corporation (“Willis” or the “Company”) is a provider of aviation services whose primary focus is providing operating leases of commercial aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. Willis also engages in the selective purchase and resale of commercial aircraft engines. WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited and WLFC Lease (Ireland) Limited are wholly-owned Irish subsidiaries of Willis formed to facilitate certain of Willis’ international leasing activities. Willis Aviation Finance Limited in Ireland is a wholly-owned subsidiary formed to facilitate the leasing and technical support of worldwide activities. Willis Lease France is a wholly-owned French subsidiary of Willis formed to facilitate sales and marketing activities in Europe. Willis Lease (China) Limited is a wholly-owned subsidiary of Willis formed to facilitate the acquisition and leasing of assets in China.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST, WEF, WEST Engine Funding (Ireland) Limited, WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited, WLFC Lease (Ireland) Limited, Willis Aviation Finance Limited and Willis Lease France (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In the years ended December 31, 2011 and 2010, the Company sold three and four engines to an investor group for $29.0 and $32.9 million, respectively. After the date of each sale, the Company retains responsibility to manage the engines that were sold to the investor group. Because the arrangements have multiple deliverables, the Company evaluated the arrangements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit.

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

Based on the conclusion that the sale of engines and the management services can be accounted for separately, the Company recognized a $5.0 million gain on sale of the three engines in the year ended December 31, 2011 and recognized a $7.2 million gain on sale of the four engines in the year ended December 31, 2010. The gains recorded were the difference between the sales price and the net book value of the engines sold.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2011, we had an aggregate of approximately $1.5 million in lease rent and $1.5 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

Our largest customer accounted for approximately 12.1% of total revenue during 2011. This customer had $29,700 in past due rents as of December 31, 2011. No other customer accounted for greater than 10% of total revenue in 2011, 2010 and 2009.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by

Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. Such reviews resulted in impairment charges for engines and aircraft of $1.0 million, $0.2 million and $3.0 million (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income) in 2011, 2010 and 2009, respectively.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. (See Note 7).

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2008-2010 and 2007-2010, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

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

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,423	8,681	8,364
Potentially dilutive common shares	453	570	619

Total shares	8,876	9,251	8,983

Potential common stock excluded as anti-dilutive in period	—	4	39

(o) Investments

We have two investments in joint ventures where we own 50% of the equity of the venture and account for these investments using the equity method of accounting. These investments are recorded at the amount invested plus or minus our 50% share of net income or loss less any distributions or return of capital received from the entity.

We also had an investment in a non-marketable security and it was recorded at cost. The investment was sold in November 2010 for $3.5 million resulting in a gain of $2.0 million that was recorded as Other income in 2010.

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

(q) Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income. The amounts amortized were $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2011, we measure the fair value of our interest rate swaps of $375.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2011, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a net liability fair value of $12.3 million and $14.3 million as of December 31, 2011and December 31, 2010, respectively. In 2011 and 2010, $11.3 million and $18.6 million, respectively, were realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2011 and 2010:

	Assets and (Liabilities) at Fair Value
	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Derivatives	$(12,341)	$—	$(12,341)	$—	$(14,274)	$—	$(14,274)	$—

Total	$(12,341)	$—	$(12,341)	$—	$(14,274)	$—	$(14,274)	$—

In 2011 and 2010, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, and the gains (losses) recorded as of December 31, 2011 and 2010 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2011				December 31, 2010				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2011	2010
	(in thousands)								(in thousands)
Equipment held for operating lease	$8,302	$—	$8,302	$—	$275	$—	$275	$—	$(1,035)	$(215)
Equipment held for sale	2,501	—	1,862	639	4,734	—	3,970	764	(2,306)	(2,659)

Total	$10,803	$—	$10,164	$639	$5,009	$—	$4,245	$764	$(3,341)	$(2,874)

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. At December 31, 2011, the Company used Level 2 inputs to measure the fair value of long-lived assets held and used. These assets, with a carrying amount of $9.3 million, were written down to their fair value of $8.3 million, resulting in an impairment charge of $1.0 million, which was included in earnings in 2011. At December 31, 2010, the Company used Level 2 inputs to measure the fair value of long-lived assets held and used. These assets, with a carrying amount of $0.5 million, were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.2 million, which was included in earnings in 2010. At December 31, 2011, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $2.3 million and $2.7 million was recorded in 2011 and 2010, respectively, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

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

In November 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This ASU requires companies to provide information about trading financial instruments and related derivatives in expanded disclosures. This ASU is the result of a joint project conducted by the FASB and the IASB to enhance disclosures and provide converged disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance provided in ASU 2011-11 is effective for interim and annual period beginning on or after January 1, 2013 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided in ASU 2011-12 is effective for interim and annual period beginning on or after December 15, 2011 and should be applied retrospectively. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

During 2011, the FASB issued several ASU’s — ASU No. 2011-01 through ASU No. 2011-12. Except for those ASU’s discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

(t) Subsequent Events

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

(2) Equipment Held for Lease

At December 31, 2011, we had 194 aircraft engines and related equipment with a cost of $1,171.4 million, three spare parts packages with a cost of $5.1 million and 13 aircraft with a cost of $30.7 million, in our lease portfolio. At December 31, 2010, we had 179 aircraft engines and related equipment with a cost of $1,170.8 million, four spare parts packages with a cost of $5.7 million and three aircraft with a cost of $13.9 million, in our operating lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2011	2010	2009
	(in thousands)
Region
United States	$20,790	$22,662	$21,944
Mexico	6,806	6,367	5,548
Canada	3,183	1,662	1,264
Europe	38,626	32,604	31,057
South America	9,818	14,380	16,575
Asia	18,635	18,413	19,164
Africa	2,084	432	480
Middle East	4,721	5,613	6,358

Totals	$104,663	$102,133	$102,390

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2011	2010	2009
	(in thousands)
Region
United States	$9,663	$11,371	$12,059
Mexico	3,609	3,686	3,203
Canada	1,731	957	831
Europe	13,844	13,313	15,916
South America	5,266	6,812	6,806
Asia	7,162	7,014	8,778
Africa	1,180	246	316
Middle East	1,727	2,859	3,824
Off-lease and other	(10,539)	(9,923)	(8,198)

Totals	$33,643	$36,335	$43,535

	Years Ended December 31,
Net book value of equipment held for operating lease	2011	2010	2009
	(in thousands)
Region
United States	$128,989	$170,742	$187,598
Mexico	66,317	59,869	46,557
Canada	30,987	14,786	9,416
Europe	305,154	345,256	245,683
South America	86,301	84,238	143,608
Asia	159,022	180,936	143,979
Africa	11,844	12,268	4,118
Middle East	49,208	46,791	63,043
Off-lease and other	143,683	83,115	132,820

Totals	$981,505	$998,001	$976,822

As of December 31, 2011 and 2010, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2011 Net Book Value
(in thousands)
Off-lease and other	$143,683
Month-to-month leases	151,828
Leases expiring 2012	301,385
Leases expiring 2013	84,393
Leases expiring 2014	49,149
Leases expiring 2015	36,571
Leases expiring 2016	75,510
Leases expiring thereafter	138,986

$981,505

Lease Term	December 31, 2010 Net Book Value
(in thousands)
Off-lease and other	$83,115
Month-to-month leases	142,544
Leases expiring 2011	324,992
Leases expiring 2012	101,612
Leases expiring 2013	83,171
Leases expiring 2014	43,899
Leases expiring 2015	54,430
Leases expiring thereafter	164,238

$998,001

As of December 31, 2011, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2012	$57,868
2013	41,381
2014	33,387
2015	27,335
2016	20,632
Thereafter	29,474

$210,077

(3) Notes Receivable

At December 31, 2011, we had Notes Receivable of $0.5 million relating to settlement agreements for the payment of outstanding balances from two lessees for four aircraft and three engines. One note of $0.8 million is payable monthly over five years with interest of 5.0% per annum, with a final payment due in April 2016. Due to concerns regarding collectability, we have fully reserved for the amount owing under this unsecured note. The remaining note of $0.5 million is due in full in May 2012.

(4) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring seven V2500 engines to the joint venture in June 2011. In addition, the Company made a $1.0 million capital contribution to WMES for an engine purchase in September 2011, resulting in a total of eight engines in the lease portfolio. The $9.0 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $5.4 million. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the seven engines to WMES. WMES executed a loan agreement with JA Mitsui Leasing, Ltd., establishing a credit facility of up to $120.0 million for the purposes of acquiring the initial engines as well as providing funding for future engine acquisitions. Our investment in the joint venture is $5.4 million as of December 31, 2011.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $9.9 million and $9.4 million as of December 31, 2011 and December 31, 2010, respectively.

Year Ending December 31, 2011 and 2010 (in thousands)	WOLF	WMES	Total
Investment in joint ventures as of December 31, 2009	$9,221	$—	$9,221
Investment	—	—	—
Earnings from joint ventures	1,109	—	1,109
Distribution	(949)	—	(949)

Investment in joint ventures as of December 31, 2010	$9,381	$—	$9,381
Investment	—	5,373	5,373
Earnings from joint ventures	1,292	3	1,295
Distribution	(810)	—	(810)

Investment in joint ventures as of December 31, 2011	$9,863	$5,376	$15,239

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company—Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. The investment of $1.48 million represented a 4.6% interest in the joint venture. On November 8, 2010, the sale of the Company’s interest in Sichuan Snecma was completed. The sales proceeds totaled $3.5 million, resulting in a gain of $2.0 million on the sale which was recorded as Other income in 2010.

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)

Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $345.0 million, which revolves until the maturity date of November 2016.	$228,000	$—

Credit facility at a floating rate of interest of LIBOR plus 3.50%, secured by engines. The facility has a committed amount of $240.0 million, which revolves until the maturity date of November 2012.	—	186,000

WEST Series 2005-A1 term notes payable of $99.8 million (2010, $114.9 million) payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in July 2018; and $0 million (2010, $18.1 million) Series 2005-B1 term notes payable at LIBOR plus 6.00%, maturing in July 2020. Secured by engines.	99,763	132,983

WEST Series 2008-A1 term notes payable, a floating rate of interest based on LIBOR plus 1.50%, maturing in March 2021. Secured by engines.	151,120	167,457

WEST Series 2007-A2 warehouse notes payable of $162.5 million (2010, $174.8 million) payable at a floating rate of interest based on LIBOR plus 2.25%, maturing in January 2024; and $23.5 million (2010, $25.0 million) Series 2007-B2 warehouse notes payable at LIBOR plus 4.75%, maturing in January 2026. Secured by engines.	185,937	199,790

Note payable at a floating rate of LIBOR plus 4.00%, maturing in June 2012. Secured by Series 2008-B1 notes ($15.2 million).	15,212	20,000

Note payable at a fixed interest rate of 4.50%, maturing in January 2014. Secured by engines.	18,840	20,936

Note payable at a floating rate of LIBOR plus 3.00%, maturing in January 2016. Secured by Series 2005-B1 notes ($16.2 million).	16,180	—

Note payable at a fixed interest rate of 8.00%, unsecured, maturing in December 2013.	1,500	1,500

Note payable at a floating rate of LIBOR plus 1.20%, secured by an aircraft. Repaid in October 2011.	—	5,299

Note payable at a floating rate of LIBOR plus 1.50%, secured by an aircraft. Repaid in October 2011.	—	284

Note payable at a fixed interest rate of 3.94%, maturing in September 2014. Secured by an aircraft.	3,667	—

Total notes payable before discount	$720,219	$734,249

WEST Series 2005-A1 term notes discount, $3,000 at issuance, and WEST Series 2008-A1 term notes discount, $2,888 at issuance, net of amortization	(2,085)	(2,617)

Total notes payable	$718,134	$731,632

At December 31, 2011, one-month LIBOR was 0.30%. At December 31, 2010, the one-month LIBOR rate was 0.26%.

Principal outstanding at December 31, 2011, is repayable as follows:

Year	(in thousands)
2012 (includes $15.2 million outstanding on senior term loan)	$66,535
2013	52,695
2014	65,454
2015	48,488
2016 (includes $228.0 million outstanding on revolving credit facility)	283,244
Thereafter	203,803

$720,219

Certain of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2011.

At December 31, 2011, notes payable consists of loans totaling $718.1 million (net of discounts of $2.1 million) payable over periods of six months to approximately 14 years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At December 31, 2011, we had warehouse and revolving credit facilities totaling approximately $345.0 million compared to $440.0 million at December 31, 2010. At December 31, 2011, and December 31, 2010, respectively, approximately $117.0 million and $54.2 million were available under these combined facilities. The significant facilities are described below.

At December 31, 2011, we had a $345.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility which is described below. As of December 31, 2011, $117.0 million was available under this facility. The revolving facility ends in November 2016. The interest rate on this facility at December 31, 2011 was one-month LIBOR plus 2.75%. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

At December 31, 2010, we had a $240.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 20, 2009 and the proceeds of the new facility, net of $3.5 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of December 31, 2010, $54.0 million was available under this facility. Effective January 21, 2011, we exercised our option under the facility to increase the size of this facility to $285.0 million from the original $240.0 million. The three year term was scheduled to end in November 2012. On November 18, 2011, the facility was paid off and replaced by the facility described above. The interest rate on this facility at December 31, 2010 was one-month LIBOR plus 3.50%.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $3.7 million as of December 31, 2011.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down the balance under our revolving credit facility. At December 31, 2011, $18.8 million was outstanding under this loan. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. This loan is secured by three engines.

On August 9, 2005, we closed an asset-backed securitization through WEST, a bankruptcy remote Delaware Statutory Trust, which is the issuer of various series of term notes secured by a portfolio of engines. At December 31, 2011, $436.8 million of WEST term notes were outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $99.8 million Series 2005-A1 notes, $162.5 million Series 2007-A2 notes, $23.4 million Series 2007-B2 notes and $151.1 million Series 2008-A1 notes.

The Series 2005-A1 notes were issued on August 9, 2005 in the original principal amount of $200.0 million. The interest rate on the Series 2005-A1 notes equals one-month LIBOR plus a margin of 1.25%. The Series 2008-A1 notes were issued on March 28, 2008 in the original principal amount of $212.4 million. The interest rate on the Series 2008-A1 notes equals one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively.

The Series 2007-A2 and Series 2007-B2 notes were issued on December 13, 2007 in the original principal amounts of $175.0 million and $25.0 million, respectively. The interest rate on the Series 2007-A2 notes and the Series 2007-B2 notes at December 31, 2011 is equal to one-month LIBOR plus a margin of 2.25% and 4.75%, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

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

The Series 2008-B1 notes were issued on March 28, 2008 in the original principal amount of $20.3 million. On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the then-unpaid principal amount of the 2008-B1 notes) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. On May 3, 2010, the Company extended the maturity date from July 1, 2010 to December 31, 2010 and amended the covenants for this term loan to conform to that of the $240.0 million revolving credit facility. On December 29, 2010, the Company further extended the maturity date from December 31, 2010 to December 31, 2011 and increased the interest rate for the term loan from one-month LIBOR plus 3.50% to one-month LIBOR plus 4.00%. On December 14, 2011 the Company further extended the maturity date from December 31, 2011 to June 30, 2012. The interest rate remains at one-month LIBOR plus 4.00% and the loan continues to amortize on a monthly basis, with a $14.5 million bullet payment required at the June 30, 2012 maturity date. The balance outstanding on this term loan is $15.2 million as of December 31, 2011.

The Series 2005-B1 notes were issued on August 9, 2005 in the original principal amount of $28.3 million. On January 18, 2011, we purchased the Series 2005-B1 notes for $17.9 million (the then-unpaid principal amount of the 2005-B1 notes) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. Interest on this term loan is equal to one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term.

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

At December 31, 2011 and 2010, one-month LIBOR was 0.30% and 0.26%, respectively.

(6) Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $24.0 million of our borrowings at December 31, 2011 are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At December 31, 2011, we were a party to interest rate swap agreements with notional outstanding amounts of $375.0 million, remaining terms of between three and forty months and fixed rates of between 2.10% and 5.05%. At December 31, 2010, we were a party to interest rate swap agreements with notional outstanding amounts of $430.0 million, remaining terms of between two and fifty-one months and fixed rates of between 2.10% and 5.05%. The net fair value of the swaps at December 31, 2011 and 2010 was negative $12.3 million and negative $14.3 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of December 31, 2011, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at December 31, 2011, we anticipate that net finance costs will be increased by approximately $7.1 million for the year ending December 31, 2012 due to the interest rate derivative contracts currently in place.

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivative instruments, by contract type:

	Derivatives
		Fair Value
		Years Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$12,341	$14,274

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2011, 2010 and 2009:

		Amount of Loss (Gain) Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging Relationships	Location of Loss (Gain) Recognized on Derivatives in the Statements of Income	Years Ended December 31,
		2011	2010	2009
		(in thousands)
Interest rate contracts	Interest expense	$11,349	$18,633	$16,227

Total		$11,349	$18,633	$16,227

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2011, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
	Years Ended December 31,				Years Ended December 31,
	2011	2010	2009		2011	2010	2009
	(in thousands)				(in thousands)
Interest rate contracts*	$1,933	$(6,380)	$12,639	Interest expense	$11,349	$18,633	$16,227

Total	$1,933	$(6,380)	$12,639	Total	$11,349	$18,633	$16,227

*	These amounts are shown net of $10.9 million, $15.7 million and $18.5 million of interest payments reclassified to the income statement during the years ended December 31, 2011, 2010 and 2009, respectively.

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges is recorded in earnings in the current period. However, these are highly effective hedges and no significant ineffectiveness occurred in either of the periods presented.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company.

(7) Income Taxes

The components of income tax expense for the years ended December 31, 2011, 2010 and 2009, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2011
Current	$1,373	$(331)	$1,042
Deferred	9,783	(1,448)	8,335

Total 2011	$11,156	$(1,779)	$9,377

December 31, 2010
Current	$(458)	$321	$(137)
Deferred	7,609	158	7,767

Total 2010	$7,151	$479	$7,630

December 31, 2009
Current	$108	$639	$747
Deferred	13,047	(3,774)	9,273

Total 2009	$13,155	$(3,135)	$10,020

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2011		2010		2009
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	8,147	34.0	6,690	34.0	11,012	34.0
State taxes, net of federal benefit	(38)	(0.2)	713	3.7	250	0.8
State income tax apportionment adjustment	(1,137)	(4.7)	(396)	(2.0)	(2,319)	(7.2)
Extraterritorial income exclusion	(7)	0.0	(101)	(0.5)	(92)	(0.3)
Tax consequences of the sale of engines to WMES	1,214	5.1	—	—	—	—
FIN 48 liability	195	0.8	113	0.6	—	—
Permanent differences-162(m)	737	3.1	406	2.1	516	1.6
Permanent differences and other	266	1.0	205	0.9	653	2.0

Effective income tax expense	9,377	39.1	7,630	38.8	10,020	30.9

In 2011, 2010, and 2009, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate.

For the years ended December 31, 2011, 2010 and 2009, the Company’s effective tax rate was reduced by $1.1 million, $0.4 million and $2.3 million, respectively, related to a change in California state tax law enacted during 2009 regarding state apportionment of income which became effective in 2011. For the year ended December 31, 2009, the Company also recognized an adjustment of $1.2 million increasing the tax provision in the period related to the tax treatment of individual employee non-performance based compensation costs in excess of $1.0 million annually. The adjustment was based on compensation earned in 2007, 2008 and 2009 that had not previously been recognized as non-deductible for tax purposes, by period as follows: 2007 $0.2 million, 2008 $0.5 million, 2009 $0.5 million.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2009	—
Increases related to current year tax positions	113

Balance as of December 31, 2010	113
Increases related to current year tax positions	195

Balance as of December 31, 2011	$308

As of December 31, 2011 and 2010, we reserved $0.2 million and $0.1 million, respectively, for tax exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. We did not carry any specified tax reserves as of December 31, 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,274	$1,175
State taxes	603	2,518
Reserves and allowances	1,595	1,811
Other accruals	1,795	4,014
Alternative minimum tax credit	527	377
Net operating loss carry forward	21,805	23,807
Charitable contributions	16	—

Total deferred tax assets	27,615	33,702

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(113,956)	(106,834)
Section 481 adjustment-Maintenance reserve	—	(4,929)
Other deferred tax liabilities	(3,612)	(3,669)

Net deferred tax liabilities	(117,568)	(115,432)

Other comprehensive income, deferred tax asset	5,247	6,085

Net deferred tax liabilities	$(84,706)	$(75,645)

As of December 31, 2011, we had net operating loss carry forwards of approximately $61.8 million for federal tax purposes and $12.5 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2022 to 2029 and the state net operating loss carry forwards will expire at various times from 2016 to 2020. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2011, we also had alternative minimum tax credit of approximately $0.5 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2011 and 2010 was estimated to have a fair value of approximately $634.5 million and $670.7 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

(9) Risk Management—Risk Concentrations and Interest Rate Risk

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2011, such swap agreements had notional outstanding amounts of $375.0 million, average remaining terms of between three and forty months and fixed rates of between 2.10% and 5.05%. In 2011, 2010 and 2009, $11.3 million, $18.6 million and $16.2 million was realized through the income statement as an increase in interest expense, respectively.

(10) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires September 30, 2018. The remaining lease rental commitment is approximately $3.5 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.3 million. We also lease office space in Shanghai, China. The lease expires December 31, 2012 and the remaining lease commitment is approximately $65,000. We also lease office and living space in London, United Kingdom. Both of these leases expire on December 31, 2012 and the remaining commitments are $0.1 million and $0.2 million, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $51,000.

We have made purchase commitments to secure the purchase of three engines and related equipment for a gross purchase price of $28.5 million, for delivery in 2012 to 2014. As at December 31, 2011, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2012 to 2014.

(11) Shareholders’ Equity

(a) Preferred Stock

On February 7, 2006 we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock with a liquidation preference of $10.00 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $31.9 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month. The first dividend payment was paid March 15, 2006. The payment of dividends is at the discretion of our board of directors. The Series A Preferred Stock is traded on the NASDAQ National Market under the symbol WLFCP.

Holders of the Series A Preferred Stock generally have no voting rights, but may elect two directors if we fail to pay dividends for an aggregate of 18 or more months (consecutive or nonconsecutive) and also may vote in certain other limited circumstances. The Series A Preferred Stock has no stated maturity date and is not convertible into any of our property or other securities. On or after February 11, 2011 we may, at our option, redeem the shares at $10.00 per preferred share plus accrued but unpaid dividends. Accordingly, the Series A Preferred Stock will remain outstanding indefinitely, unless we decide to redeem them, or they are otherwise cancelled or exchanged.

(b) Common Stock Repurchase

On December 8, 2009, the Company’s Board of Directors authorized a plan to repurchase up to $30.0 million of the Company’s common stock, depending upon market conditions and other factors, over the next three years. During 2011, the Company repurchased 434,748 shares of common stock for approximately $5.7 million under this program, at a weighted average price of $13.02 per share. The repurchased shares were subsequently retired. As of December 31, 2011, the total number of common shares outstanding was 9.1 million.

(12) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2011, 2010 and 2009, included in the accompanying consolidated statements of income were as follows:

	2011	2010	2009
	(in thousands)
2007 Stock Incentive Plan	$3,108	$2,603	$2,246
1996 Stock Option/Stock Issuance Plan	—	14	146
Employee Stock Purchase Plan	65	61	43

Total Stock Compensation Expense	$3,173	$2,678	$2,435

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,417,116 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock have been granted in 2011: 324,924 shares vesting over 4 years and 22,100 shares vesting on the first anniversary date from date of issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 27,477 shares of restricted stock awards granted in 2008 through 2011 that were cancelled during 2011 due to employee changes. The shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2011, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 2.6 years totals $5.6 million. At December 31, 2011, the intrinsic value of unvested restricted stock awards is $7.8 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Value
Balance as of December 31, 2008	721,376	$11.18	$8,061,861
Shares granted	28,220	13.44	379,408
Shares cancelled	—	—	—
Shares vested	(191,292)	11.63	(2,224,055)

Balance as of December 31, 2009	558,304	$11.14	$6,217,214
Shares granted	212,010	11.19	2,371,619
Shares cancelled	—	—	—
Shares vested	(194,523)	11.89	(2,312,649)

Balance as of December 31, 2010	575,791	$10.90	$6,276,184
Shares granted	347,024	12.45	4,318,920
Shares cancelled	(27,477)	11.34	(311,596)
Shares vested	(244,044)	11.14	(2,719,232)

Balance as of December 31, 2011	651,294	$11.61	$7,564,276

Employee Stock Purchase Plan: Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2011 and 2010, 19,983 and 20,523 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $3.40, $3.40 and $2.77 for 2011, 2010 and 2009, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25%

annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise. In the year ended December 31, 2010, 206,146 options were exercised with a total intrinsic value at exercise date of approximately $1.4 million and 751 options were cancelled. In the year ended December 31, 2011, 369,310 options were exercised with a total intrinsic value at exercise date of approximately $2.1 million and no options were cancelled. There are 443,581 stock options vested and expected to vest under the 1996 Stock Option/Stock Issuance Plan which have an intrinsic value of $2.5 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	—	1,204,407	$7.01		$3,270,437
Options exercised	—	(122,299)	5.65
Options cancelled	—	(62,320)	15.19

Outstanding as of December 31, 2009	—	1,019,788	$6.68	2.53	$8,486,579
Options exercised	—	(206,146)	6.20
Options cancelled	—	(751)	6.50

Outstanding as of December 31, 2010	—	812,891	$6.80	1.81	$5,064,940

Options exercised	—	(369,310)	7.34
Options cancelled	—	—	—

Outstanding as of December 31, 2011	—	443,581	$6.35	1.82	$2,484,009

Vested and expected to vest at: December 31, 2011		443,581	$6.35	1.82	$2,484,009

Options exercisable at:
December 31, 2009		1,014,538	$6.66	2.53	$8,463,664
December 31, 2010		812,891	$6.80	1.81	$5,064,940
December 31, 2011		443,581	$6.35	1.82	$2,484,009

The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From $4.50 to $4.50	1,516	0.39	$4.50	1,516	$4.50
From $4.68 to $4.68	83,844	0.35	4.68	83,844	4.68
From $4.92 to $4.92	7,775	1.41	4.92	7,775	4.92
From $5.01 to $5.01	207,204	1.17	5.01	207,204	5.01
From $8.40 to $8.40	3,921	3.38	8.40	3,921	5.40
From $8.49 to $8.49	3,890	2.4	8.49	3,890	8.44
From $8.70 to $8.70	6,681	4.40	8.70	6,681	8.70
From $9.20 to $9.20	112,750	3.6	9.20	112,750	9.20
From $11.24 to $11.24	16,000	4.26	11.24	16,000	11.24

From $4.50 to $11.24	443,581	1.82	$6.35	443,581	$6.35

(13) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2011, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $16,500 (or $22,000 for employees at least 50 years of age). We match 50% of employee contributions up to 8% of the employee’s salary which totaled $306,837 in 2011, $303,000 in 2010 and $271,000 in 2009.

(14) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data).

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$40,812	$38,692	$39,480	$37,669	$156,653
Net income	5,063	3,481	2,316	3,648	14,508
Net income attributable to common shareholders	4,281	2,699	1,534	2,866	11,380
Basic earnings per common share	0.50	0.33	0.18	0.34	1.35
Diluted earnings per common share	0.47	0.31	0.17	0.33	1.28
Average common shares outstanding	8,552	8,322	8,397	8,425	8,423
Diluted average common shares outstanding	9,048	8,796	8,811	8,758	8,876

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$35,699	$32,778	$40,191	$39,634	$148,302
Net income	3,050	1,907	3,083	4,010	12,050
Net income attributable to common shareholders	2,268	1,125	2,301	3,228	8,922
Basic earnings per common share	0.26	0.13	0.27	0.37	1.03
Diluted earnings per common share	0.24	0.12	0.25	0.35	0.96
Average common shares outstanding	8,660	8,729	8,683	8,654	8,681
Diluted average common shares outstanding	9,303	9,255	9,080	9,199	9,251

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$34,579	$33,390	$43,642	$38,829	$150,440
Net income	7,022	5,019	9,299	1,027	22,367
Net income attributable to common shareholders	6,240	4,237	8,517	245	19,239
Basic earnings per common share	0.75	0.51	1.01	0.03	2.30
Diluted earnings per common share	0.71	0.47	0.93	0.03	2.14
Average common shares outstanding	8,306	8,342	8,391	8,414	8,364
Diluted average common shares outstanding	8,675	8,926	9,051	9,072	8,983

(15) Related Party and Similar Transactions

Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of the Company’s Board of Directors and owns approximately 31% of the Company’s common stock. As of December 31, 2011, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from the Company. The aircraft and engines on lease to Island Air have a net book value of $3.0 million at December 31, 2011.

Effective January 2, 2011 the Company converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received with $1.6 million recorded as lease rent revenue for the year ended December 31, 2011. In October 2010, Island Air purchased one airframe from the Company, generating a net gain of $0.4 million.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to the Company due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed the Company $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 the Company entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the year ended December 31, 2011. The Settlement Agreement was dependent on Island Air obtaining similar concessions from their other major creditors which have been obtained.

The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of the Company’s President and Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreements, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the year ended December 31, 2011, sales of consigned parts were $95,200. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%. On February 25, 2009 and July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of two engines with a book value of $633,400. During the year ended December 31, 2011, sales of consigned parts were $51,700. On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the year ended December 31, 2011 under this program.

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

During the year ended December 31, 2011, the Company recorded a gain on sale of equipment of $3.6 million which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to the WMES joint venture in which the Company is a 50% partner.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I—CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2011 and 2010

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,429	$2,202
Equipment held for operating lease, less accumulated depreciation	320,240	299,175
Equipment held for sale	14,164	7,379
Operating lease related receivable, net of allowances	3,395	2,200
Notes receivable	5	83
Investments	15,239	9,381
Investment in subsidiaries	148,104	140,264
Due from affiliate, net	2,298	2,851
Property, equipment & furnishings, less accumulated depreciation	6,901	6,971
Equipment purchase deposits	1,369	2,769
Other assets, net	9,722	6,950

Total assets	$527,866	$480,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,375	$15,576
Liabilities under derivative instruments	2,789	3,516
Deferred income taxes	9,555	4,923
Notes payable, net of discount	252,006	217,455
Maintenance reserves	11,820	8,812
Security deposits	2,676	1,917
Unearned lease revenue	984	1,056

Total liabilities	291,205	253,255

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at December 31, 2011 and 2010, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,109,663 and 9,181,365 shares issued and outstanding at December 31, 2011 and 2010, respectively)	91	92
Paid-in capital in excess of par	56,842	60,108
Retained earnings	156,704	145,324
Accumulated other comprehensive loss, net of income tax benefit	(8,891)	(10,469)

Total shareholders’ equity	236,661	226,970

Total liabilities and shareholders’ equity	$527,866	$480,225

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I—CONDENSED STATEMENTS OF INCOME

Parent Company Information

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Years Ended December 31,
	2011	2010	2009
REVENUE
Lease rent revenue	$36,181	$28,486	$34,301
Maintenance reserve revenue	11,344	11,187	15,445
Gain on sale of leased equipment	7,895	3,782	611
Other income	12,487	14,586	10,722

Total revenue	67,907	58,041	61,079

EXPENSES
Depreciation expense	17,783	14,800	17,385
Write-down of equipment	2,306	2,874	4,992
General and administrative	34,151	27,917	24,857
Technical expense	3,711	3,720	2,378
Net finance costs:
Interest expense	14,328	15,039	10,835
Interest income	(40)	(25)	(14)
Net loss on debt extinguishment	343	—	19

Total net finance costs	14,631	15,014	10,840

Total expenses	72,582	64,325	60,452

Earnings from operations	(4,675)	(6,284)	627
Earnings from joint venture	1,295	1,109	942

Income/(Loss) before income taxes	(3,380)	(5,175)	1,569
Income tax benefit/(expense)	(628)	1,602	(1,052)
Earnings from investment in affiliate	18,516	15,623	21,850

Net income	$14,508	$12,050	$22,367
Preferred stock dividends paid and declared-Series A	3,128	3,128	3,128

Net income attributable to common shareholders	$11,380	$8,922	$19,239

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I—CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$14,508	$12,050	$22,367
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary	(18,516)	(15,623)	(21,850)
Depreciation expense	17,783	14,800	17,385
Write-down of equipment	2,306	2,874	4,992
Stock-based compensation expenses	3,173	2,678	2,435
Amortization of deferred costs	1,360	2,719	1,764
Amortization of interest rate derivative cost	483	2,956	258
Allowances and provisions	(157)	(21)	532
Gain on sale of leased equipment	(7,895)	(3,782)	(611)
Gain on sale of leased equipment deposits	—	—	(400)
Gain on sale of interest in JV	—	(2,020)	—
Other non-cash items	(1,113)	—	—
Settlement of interest rate derivative	—	—	(2,557)
Income from joint ventures, net of distributions	(485)	(160)	(267)
Net loss on debt extinguishment	343	—	19
Deferred income taxes	4,325	(2,041)	4,840
Changes in assets and liabilities:
Receivables	(1,037)	(908)	1,155
Notes receivable	78	259	(342)
Other assets	(910)	(2,146)	92
Accounts payable and accrued expenses	(9,066)	4,473	(7,496)
Due to / from subsidiary	553	(546)	(680)
Maintenance reserves	3,008	(2,590)	(5,433)
Security deposits	759	379	(40)
Unearned lease revenue	(72)	144	(1,045)

Net cash provided by operating activities	9,428	13,495	15,118

Cash flows from investing activities:
Increase in investment in subsidiary	(1,800)	(21,814)	(28,868)
Distributions received from subsidiary	22,851	39,314	50,979
Proceeds from sale of equipment held for operating lease (net of selling expenses)	61,309	13,520	10,091
Proceeds from sale of equipment deposits (net of selling expenses)	—	—	6,580
Proceeds from sale of interest in joint venture	—	3,500	—
Investment in joint venture	(8,943)	—	—
Purchase of equipment held for operating lease	(99,132)	(25,946)	(88,913)
Purchase of property, equipment and furnishings	(904)	(399)	(199)

Net cash provided by (used in) investing activities	(26,619)	8,175	(50,330)

Cash flows from financing activities:
Proceeds from issuance of notes payable	132,409	120,466	311,832
Debt issuance cost	(3,565)	(268)	(3,993)
Distribution to preferred stockholders	(3,128)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	672	1,268	816
Cancellation of restricted stock units in satisfaction of Withholding tax	(968)	(775)	(742)
Excess tax benefit from stock-based compensation	779	422	264
Repurchase of common stock	(5,661)	(4,156)	(40)
Cash settlement of stock options	(1,262)	—	—
Principal payments on notes payable	(97,858)	(135,309)	(276,276)

Net cash provided by (used in) financing activities	21,418	(21,480)	28,733

Increase/(Decrease) in cash and cash equivalents	4,227	190	(6,479)
Cash and cash equivalents at beginning of period	2,202	2,012	8,491

Cash and cash equivalents at end of period	$6,429	$2,202	$2,012

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$9,307	$7,462	$6,002

Income Taxes	$155	$541	$511

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2011, 2010, 2009, engines and equipment totalling $17,067, $70 and $6,569, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

December 31, 2011, 2010 and 2009

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2009
Accounts receivable, allowance for doubtful accounts	$339	$513	$(385)	$467
December 31, 2010
Accounts receivable, allowance for doubtful accounts	467	(35)	(9)	423
December 31, 2011
Accounts receivable, allowance for doubtful accounts	423	350	(296)	477

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.