Form 10-Q
period 2012-03-31
WILLIS LEASE FINANCE CORP
filed 2012-05-07
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 4, 2012
Common Stock, $0.01 par value per share	9,290,663

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,601	$6,440
Restricted cash	86,067	76,252
Equipment held for operating lease, less accumulated depreciation of $229,347 and $228,708 at March 31, 2012 and December 31, 2011, respectively	974,335	981,505
Equipment held for sale	8,824	20,648
Operating lease related receivable, net of allowances of $459 and $477 at March 31, 2012 and December 31, 2011, respectively	7,079	8,434
Notes receivable	542	542
Investments	17,365	15,239
Property, equipment & furnishings, less accumulated depreciation of $5,485 and $4,957 at March 31, 2012 and December 31, 2011, respectively	7,339	6,901
Equipment purchase deposits	1,369	1,369
Other assets	18,026	15,875

Total assets	$1,126,547	$1,133,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,179	$16,833
Liabilities under derivative instruments	12,139	12,341
Deferred income taxes	86,550	84,706
Notes payable, net of discount of $1,961 and $2,085 at March 31, 2012 and December 31, 2011, respectively	704,992	718,134
Maintenance reserves	57,636	54,509
Security deposits	6,523	6,278
Unearned lease revenue	4,036	3,743

Total liabilities	888,055	896,544

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,206,542 and 9,109,663 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	92	91
Paid-in capital in excess of par	56,071	56,842
Retained earnings	159,211	156,704
Accumulated other comprehensive loss, net of income tax benefit of $5,195 and $5,249 at March 31, 2012 and December 31, 2011, respectively	(8,797)	(8,891)

Total shareholders’ equity	238,492	236,661

Total liabilities and shareholders’ equity	$1,126,547	$1,133,205

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE
Lease rent revenue	$24,085	$27,306
Maintenance reserve revenue	8,578	8,226
Gain on sale of leased equipment	2,608	5,060
Other income	468	220

Total revenue	35,739	40,812

EXPENSES
Depreciation expense	12,506	13,189
Write-down of equipment	282	—
General and administrative	8,737	8,211
Technical expense	1,319	2,307

Net finance costs:
Interest expense	7,947	9,244
Interest income	(30)	(43)

Total net finance costs	7,917	9,201

Total expenses	30,761	32,908

Earnings from operations	4,978	7,904

Earnings from joint ventures	397	306

Income before income taxes	5,375	8,210
Income tax expense	(2,086)	(3,147)

Net income	$3,289	$5,063

Preferred stock dividends paid and declared-Series A	782	782

Net income attributable to common shareholders	$2,507	$4,281

Basic earnings per common share:	$0.30	$0.50

Diluted earnings per common share:	$0.29	$0.47

Average common shares outstanding	8,404	8,552
Diluted average common shares outstanding	8,756	9,048

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,289	$5,063

Other comprehensive income:
Derivative instruments
Unrealized losses on derivative instruments	(2,300)	(341)
Reclassification adjustment for losses included in net income	2,448	3,366

Net gain recognized in other comprehensive income	148	3,025

Tax expense related to items of other comprehensive income	(54)	(1,107)

Other comprehensive income	94	1,918

Total comprehensive income	$3,383	$6,981

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970

Net income	—	—	—	—	—	5,063	5,063
Unrealized gain from derivative instruments, net of tax expense of $1,107	—	—	—	—	1,918	—	1,918

Total comprehensive income							6,981
Preferred stock dividends paid	—	—	—	—	—	(782)	(782)
Shares repurchased	—	(403)	(4)	(5,292)	—	—	(5,296)
Cash settlement of stock options	—	23	—	(175)	—	—	(175)
Shares issued under stock compensation plans	—	34	—	330	—	—	330
Cancellation of restricted stock units in satisfaction of withholding tax	—	(18)	—	(245)	—	—	(245)
Stock-based compensation, net of forfeitures	—	—	—	712	—	—	712
Excess tax benefit from stock-based compensation	—	—	—	245	—	—	245

Balances at March 31, 2011	$31,915	8,817	$88	$55,683	$(8,551)	$149,605	228,740

Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

Net income	—	—	—	—	—	3,289	3,289
Unrealized gain from derivative instruments, net of tax expense of $54	—	—	—	—	94	—	94

Total comprehensive income							3,383
Preferred stock dividends paid	—	—	—	—	—	(782)	(782)
Shares repurchased	—	(141)	(2)	(1,791)	—	—	(1,793)
Shares issued under stock compensation plans	—	256	3	288	—	—	291
Cancellation of restricted stock units in satisfaction of withholding tax	—	(18)	—	(232)	—	—	(232)
Stock-based compensation, net of forfeitures	—	—	—	751	—	—	751
Excess tax benefit from stock-based compensation	—	—	—	213	—	—	213

Balances at March 31, 2012	$31,915	9,207	$92	$56,071	$(8,797)	$159,211	$238,492

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,289	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,506	13,189
Write-down of equipment	282	—
Stock-based compensation expenses	751	712
Amortization of deferred costs	967	1,129
Amortization of loan discount	124	139
Amortization of interest rate derivative cost	(55)	437
Allowances and provisions	(18)	(34)
Gain on sale of leased equipment	(2,608)	(5,060)
Income from joint venture, net of distributions	(258)	(306)
Deferred income taxes	2,086	2,899
Changes in assets and liabilities:
Receivables	1,373	2,647
Notes receivable	—	54
Other assets	(2,973)	(3,294)
Accounts payable and accrued expenses	(1,377)	(2,703)
Restricted cash	(9,847)	(17,791)
Maintenance reserves	3,128	1,294
Security deposits	245	91
Unearned lease revenue	293	642

Net cash provided by (used in) operating activities	7,908	(892)

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	24,075	29,533
Restricted cash for investing activities	31	(689)
Investment in joint venture	(1,868)	—
Purchase of equipment held for operating lease	(14,307)	(35,990)
Purchase of property, equipment and furnishings	(966)	(168)

Net cash provided by (used in) investing activities	6,965	(7,314)

Cash flows from financing activities:
Proceeds from issuance of notes payable	20,000	45,409
Debt issuance cost	(144)	(357)
Preferred stock dividends	(782)	(782)
Proceeds from shares issued under stock compensation plans	291	330
Cancellation of restricted stock units in satisfaction of withholding tax	(232)	(245)
Excess tax benefit from stock-based compensation	213	245
Repurchase of common stock	(1,793)	(5,296)
Cash settlement of stock options	—	(175)
Principal payments on notes payable	(33,265)	(30,394)

Net cash (used in) provided by financing activities	(15,712)	8,735

Increase/(Decrease) in cash and cash equivalents	(839)	529
Cash and cash equivalents at beginning of period	6,440	2,225

Cash and cash equivalents at end of period	$5,601	$2,754

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$4,713	$4,871

Income Taxes	$17	$38

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2012 and 2011, engines and equipment totalling $4,429 and $0, respectively, were transferred from Held for Operating Lease to Held for Sale.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(a) Basis of Presentation: Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2012 and December 31, 2011, and the results of our operations for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011. The results of operations and cash flows for the period ended March 31, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our interest rate swaps of $315.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $12.1 million and $12.3 million as of March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012 and March 31, 2011, $2.4 million and $3.4 million, respectively, was realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2012 and December 31, 2011:

	Assets and (Liabilities) at Fair Value
	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(12,139)	$—	$(12,139)	$—	$(12,341)	$—	$(12,341)	$—

Total	$(12,139)	$—	$(12,139)	$—	$(12,341)	$—	$(12,341)	$—

During the three months ended March 31, 2012 and December 31, 2011, all hedges were effective and no ineffectiveness was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine the fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2012 and 2011, and the gains (losses) recorded during the three months ended March 31, 2012 and 2011 on those assets:

	Assets at Fair Value (in thousands)				Total Losses
					Three Months Ended
	Total	Level 1	Level 2	Level 3	March 31, 2012
					(in thousands)
Balance at March 31, 2012
Equipment held for sale	$8,824	$—	$8,580	$244	$(282)

Total	$8,824	$—	$8,580	$244	$(282)

	Assets at Fair Value (in thousands)				Total Losses
					Three Months Ended
	Total	Level 1	Level 2	Level 3	March 31, 2011
					(in thousands)
Balance at March 31, 2011
Equipment held for sale	$6,917	$—	$6,844	$73	$—

Total	$6,917	$—	$6,844	$73	$—

At March 31, 2012, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. The fair values of the assets held for sale categorized as Level 3 were determined based on the net book value at March 31, 2012 and March 31, 2011. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write-down of $0.3 million was recorded in the three months ended March 31, 2012, based upon a comparison of the asset net book values with the proceeds expected from sale of the engines. There was no write-down of long-lived assets recorded in the three months ended March 31, 2011.

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

3. Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires September 30, 2018. The remaining lease rental commitment is approximately $3.4 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Shanghai, China. The lease expires December 31, 2012 and the remaining lease commitment is approximately $48,600. We also lease office and living space in London, United Kingdom. The living space lease expires on January 3, 2013 and the office space lease expires on December 18, 2012 and the remaining lease commitments are approximately $0.2 million and $0.1 million, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $39,400. We lease office space in Dublin, Ireland. The lease expires May 31, 2012 and the remaining lease commitment is approximately $4,700.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $37.5 million, for delivery in 2012 to 2015. As of March 31, 2012, non-refundable deposits paid related to these purchase commitments were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

4. Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring seven V2500 engines to the joint venture in June 2011. In addition, the Company made $1.0 million and $1.9 million capital contributions to WMES in the three months ended September 30, 2011 and three months ended March 31, 2012, respectively, for the purchase of four engines, increasing the number of engines in the lease portfolio to eleven. The $10.9 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $7.2 million. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the seven engines to WMES. WMES executed a loan agreement with JA Mitsui Leasing, Ltd., establishing a credit facility of up to $120.0 million for the purposes of acquiring the initial engines as well as providing funding for future engine acquisitions. The availability of funding for future engine purchases under the loan agreement expired on March 31, 2012. WMES is negotiating an extension of the loan agreement. Our investment in the joint venture is $7.4 million as of March 31, 2012.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until 2013. Our investment in the joint venture is $10.0 million and $9.7 million as of March 31, 2012 and 2011, respectively.

Three Months Ended March 31, 2012 (in thousands)	WOLF	WMES	Total
Investment in joint ventures as of December 31, 2011	$9,863	$5,376	$15,239
Investment	—	1,868	1,868
Earnings from joint ventures	234	163	397
Distribution	(139)	—	(139)

Investment in joint ventures as of March 31, 2012	$9,958	$7,407	$17,365

5. Long Term Debt

At March 31, 2012, notes payable consists of loans totaling $705.0 million (net of discount of $2.0 million), payable over periods of nine months to fourteen years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments). At March 31, 2012, we had revolving credit facilities totaling $345.0 million with $116.0 million in funds available to us.

Our significant debt instruments are discussed below:

At March 31, 2012, we had a $345.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of March 31, 2012, $116.0 million was available under this facility. The revolving facility ends in November 2016. Based on the Company’s debt to equity ratio of 2.97 as calculated under the terms of the revolvers credit facility, the interest rate on this facility decreased to LIBOR plus 2.5% as of March 31, 2012. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $3.3 million as of March 31, 2012.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $18.4 million as of March 31, 2012.

At March 31, 2012, we had $425.2 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $96.0 million Series 2005-A1 notes, $159.1 million Series 2007-A2 notes, $23.1 million Series 2007-B2 notes and $147.0 million Series 2008-A1 notes. At March 31, 2012, interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2012, interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 2.25%. At March 31, 2012, interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 4.75%. At March 31, 2012, interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

The Series 2008-B1 notes were issued on March 28, 2008 in the original principal amount of $20.3 million. On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. The term loan has since been amended and extended several times. On March 29, 2012, the Company further extended the maturity date from June 30, 2012 to December 31, 2012. The interest rate remains at one-month LIBOR plus 4.00% and the loan continues to amortize on a monthly basis, with a $13.0 million bullet payment required at the December 31, 2012 maturity date. The balance outstanding on this term loan is $13.9 million as of March 31, 2012.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $15.7 million as of March 31, 2012.

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

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at March 31, 2012.

At each of March 31, 2012 and 2011, one-month LIBOR was 0.24%.

The following is a summary of the aggregate maturities of notes payable at March 31, 2012:

Year Ending December 31,	(in thousands)
2012 (9 months remaining including $13.9 million outstanding on senior term loan)	$52,270
2013	52,695
2014	65,454
2015	48,488
2016 (includes $229.0 million outstanding on revolving credit facility)	284,243
Thereafter	203,803

$706,953

6. Derivative Instruments

We hold a number of interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, as all but $23.2 million of our borrowings at March 31, 2012 are at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. In addition, WEST is required under its credit agreement to hedge a portion of its borrowings. At March 31, 2012, we were a party to interest rate swap agreements with notional outstanding amounts of $315.0 million, remaining terms of between sixteen and thirty-seven months and fixed rates of between 2.10% and 3.62%. The net fair value of the swaps at March 31, 2012 was negative $12.1 million, representing a net liability for us. The amount represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of March 31, 2012, has used creditworthiness inputs that can be corroborated by observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at March 31, 2012, we anticipate that net finance costs will be increased by approximately $6.7 million for the 12 months ending March 31, 2013 due to the interest rate derivative contracts currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$12,139	$12,341

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2012 and 2011:

	Location of Loss Recognized on Derivatives in the Statements of Income	Amount of Loss Recognized on Derivatives in the Statements of Income
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships
		2012	2011
		(in thousands)
Interest rate contracts	Interest expense	$2,448	$3,366

Total		$2,448	$3,366

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate contracts*	$202	$2,589	Interest expense	$(2,448)	$(3,366)

Total	$202	$2,589	Total	$(2,448)	$(3,366)

*	These amounts are shown net of $2.5 million and $2.9 million of interest payments reclassified to the income statement during the three months ended March 31, 2012 and 2011, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements, all of which are large financial institutions in the United States and Germany with investment grade credit ratings. Based on those ratings, the Company believes that the counterparties are currently creditworthy and that their continuing performance under the hedging agreements is probable, and has not required those counterparties to provide collateral or other security to the Company. As of March 31, 2012, no hedging agreements exist under which the counterparties would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

7. Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,588,116 shares of restricted stock awarded to date. Two types of restricted stock were granted in 2009: 10,000 shares vesting over 4 years and 18,220 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2010: 190,375 shares vesting over 4 years and 21,635 shares vesting on the first anniversary date from date of issuance. Two types of restricted stock were granted in 2011: 324,924 shares vesting over 4 years and 22,100 shares vesting on the first anniversary date from date of issuance. There were 171,000 shares granted in 2012 that vest over 4 years. The fair value of the restricted stock awards equaled the stock price at the date of grants. There were 33,043 shares of restricted stock awards granted in 2007 that were cancelled during 2008. There were 27,477 shares granted between 2008 and 2011 that were cancelled in 2011. There were 6,738 shares granted between 2010 and 2012 that were cancelled in 2012. All shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.7 million in stock compensation expense was recorded in the three months ended March 31, 2012. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.8 years and totals $7.8 million. At March 31, 2012, the intrinsic value of unvested restricted stock awards issued through March 31, 2012 is $10.0 million. The 2007 Plan terminates on May 24, 2017.

In the three months ended March 31, 2012, 83,069 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 360,512 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $2.3 million.

8. Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 was $2.1 million and $3.1 million, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 was 38.8% and 38.3%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9. Related Party and Similar Transactions

Island Air: Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of the Company’s Board of Directors and owns approximately 32% of our common stock. As of March 31, 2012, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from the Company. The aircraft and engines on lease to Island Air have a net book value of $2.8 million at March 31, 2012.

Effective January 2, 2011 the Company converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received with $0.4 million recorded as lease rent revenue in the three-month period ended March 31, 2012.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to the Company due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed the Company $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 the Company entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the three months ended March 31, 2012. The Settlement Agreement was dependent on Island Air obtaining similar concessions from their other major creditors which have been obtained.

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the three months ended March 31, 2012, sales of consigned parts were $1,400. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.

On February 25, 2009 and July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of two engines with a book value of $633,400. During the three months ended March 31, 2012, sales of consigned parts were $44,800.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the three months ended March 31, 2012 under this program.

10. Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its notes payable as of March 31, 2012 was estimated to have a fair value of approximately $648.1 million based on the fair value of estimated future payments calculated using the prevailing interest rates. There have been no changes in our valuation technique during the three months ended March 31, 2012. The fair value of the Company’s notes payable at March 31, 2012 would be categorized as Level 3 of the fair value hierarchy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2011 Form 10-K.

Results of Operations

Three months ended March 31, 2012, compared to the three months ended March 31, 2011:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2012 decreased 11.8% to $24.1 million from $27.3 million for the comparable period in 2011. This decrease primarily reflects lower portfolio utilization in the current period and a decrease in the size of the lease portfolio, which translated into a lower amount of equipment on lease. The aggregate of net book value of lease equipment at March 31, 2012 and 2011 was $974.3 million and $998.9 million, respectively, a decrease of 2.5%. The average utilization for the three months ended March 31, 2012 and 2011 was 84% and 89%, respectively. At March 31, 2012 and 2011, approximately 85% of equipment held for lease by book value was on-lease.

During the three months ended March 31, 2012, we added $14.6 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2011, we added $37.9 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2012 increased 4.3% to $8.6 million from $8.2 million for the comparable period in 2011, primarily as a result of higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in the current period than in the year ago period .

Gain on Sale of Leased Equipment. During the three months ended March 31, 2012, we sold five engines and other related equipment generating a net gain of $2.6 million. During the three months ended March 31, 2011, we sold three engines and other related equipment generating a net gain of $5.1 million.

Other Income. Our other income consists primarily of management fee income and lease administration fees. Other income increased to $0.5 million from $0.2 million for the comparable period in 2011 due to an increase in the number of engines managed on behalf of third parties.

Depreciation Expense. Depreciation expense decreased 5.2% to $12.5 million for the three months ended March 31, 2012 from the comparable period in 2011, due to decreased lease portfolio value and changes in estimates of useful life and residual values on certain older engine types that occurred in 2011 but did not affect the first quarter of 2011.

Write-down of Equipment. There was $0.3 million in equipment write-down recorded in the three month period ended March 31, 2012 related to the sale of two engines in April 2012 for which the net book value exceeds the proceeds from sale. There was no equipment write-down in the three month period ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses increased 6.4% to $8.7 million for the three months ended March 31, 2012, from the comparable period in 2011, due mainly to increases in employment related costs ($0.2 million), computer system upgrade expenses ($0.2 million) and legal and consulting fees ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 42.8% to $1.3 million for the three months ended March 31, 2012, from the comparable period in 2011 due mainly to a decrease in engine maintenance costs due to lower repair activity ($0.6 million), lower engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.2 million) and decreased sub-lease rental expense resulting from the termination of a sublease rental program in June 2011 ($0.2 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense decreased 14.0% to $7.9 million for the three months ended March 31, 2012, from the comparable period in 2011, due primarily to a decrease in the notional value of swaps in place during the current quarter and a decrease in the average debt outstanding. Notes payable balance at March 31, 2012 and 2011, was $705.0 million and $746.8 million, respectively, a decrease of 5.6%. All but $23.2 million of our debt is tied to one-month U.S. dollar LIBOR which remained flat at an average of 0.25% for the three months ended March 31, 2012 and 2011 (average of month-end rates). At each of March 31, 2012 and 2011, one-month LIBOR was 0.24%.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of March 31, 2012, such swap agreements had notional outstanding amounts of $315.0 million, remaining terms of between sixteen and thirty-seven and fixed rates of between 2.10% and 3.62%. As of March 31, 2011, such swap agreements had notional outstanding amounts of $415.0 million, remaining terms of between two and forty-nine months and fixed rates of between 2.10% and 5.05%. In the three months ended March 31, 2012 and 2011, $2.4 million and $3.4 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended March 31, 2012, decreased to $0.03 million from $0.04 million for the three months ended March 31, 2011, due to a decrease in deposit balances.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 and 2011 was $2.1 million and $3.1 million, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 was 38.8% and 38.3%, respectively. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $20.0 million and $45.4 million, in the three-month periods ended March 31, 2012 and 2011, respectively, was derived from this activity. In these same time periods $33.3 million and $30.4 million, respectively, was used to pay down related debt. Cash flow from operating activities was $7.9 million and negative $0.9 million in the three-month periods ended March 31, 2012 and 2011, respectively. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at March 31, 2012 and have reduced cash flows from operating activities by $9.8 million for the three-month period ended March 31, 2012. Cash receipts resulting from WEST engine sales have increased the restricted cash balance at March 31, 2011 and have reduced cash flows from operating activities by $17.8 million for the three-month period ended March 31, 2011.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $14.3 million and $36.0 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while virtually all of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 85%, by book value, of our assets were on-lease at March 31, 2012 and at March 31, 2011 and the average utilization rate for the three months ended March 31, 2012 was 84% compared to 89% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2012, Notes payable consists of loans totaling $705.0 million (net of discount of $2.0 million), payable over periods of nine months to fourteen years with interest rates varying between approximately 1.5% and 8.0% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At March 31, 2012, we had a $345.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. As of March 31, 2012, $116.0 million was available under this facility. The revolving facility ends in November 2016. Based on the Company’s debt to equity ratio of 2.97 as calculated under the terms of the revolving credit facility, the interest rate on this facility decreased to LIBOR plus 2.5% as of March 31, 2012. Under the revolver facility, all subsidiaries except Willis Engine Securitization Trust (“WEST”) and WEST Engine Funding LLC jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $3.3 million as of March 31, 2012.

On January 11, 2010, we closed on a new term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $18.4 million as of March 31, 2012.

At March 31, 2012, we had $425.2 million of WEST term notes outstanding. Included in the term notes outstanding are the Series 2007-A2 and Series 2007-B2 warehouse notes that converted to term notes effective February 14, 2011. The term notes are divided into $96.0 million Series 2005-A1 notes, $159.1 million Series 2007-A2 notes, $23.1 million Series 2007-B2 notes and $147.0 million Series 2008-A1 notes. At March 31, 2012, the interest rate on the Series 2005-A1 notes is one-month LIBOR plus a margin of 1.25%. At March 31, 2012, the interest rate on the Series 2007-A2 notes is one-month LIBOR plus a margin of 2.25%. At March 31, 2012, the interest rate on the Series 2007-B2 notes is one-month LIBOR plus a margin of 4.75%. At March 31, 2012, the interest rate on the Series 2008-A1 notes is one-month LIBOR plus a margin of 1.50%. The Series 2005-A1 and 2008-A1 term notes expected maturity is July 2018 and March 2021, respectively. The Series 2007-A2 and 2007-B2 notes expected maturity is January 2024 and January 2026, respectively.

The Series 2008-B1 notes were issued on March 28, 2008 in the original principal amount of $20.3 million. On June 30, 2008, we purchased the WEST Series 2008-B1 notes for $19.8 million (the unpaid principal amount of the 2008-B1 notes at that date) with the proceeds of a $20.0 million term loan made by an affiliate of the prior note holder. This term loan is secured by a pledge of the WEST Series 2008-B1 notes to the lender. The term loan was originally for a term of two years with maturity on July 1, 2010 with no amortization with all amounts due at maturity. The term loan has since been amended and extended several times. On March 29, 2012, the Company further extended the maturity date from June 30, 2012 to December 31, 2012. The interest rate remains at one-month LIBOR plus 4.00% and the loan continues to amortize on a monthly basis, with a $13.0 million bullet payment required at the December 31, 2012 maturity date. The balance outstanding on this term loan is $13.9 million as of March 31, 2012.

On January 18, 2011, we purchased the WEST Series 2005-B1 notes for $17.9 million (the unpaid principal amount of the 2005-B1 notes at that date) with the proceeds of a term loan made by the bank which was the prior note holder. This term loan is secured by a pledge of the WEST Series 2005-B1 notes to the lender. The interest rate on this term loan is one-month LIBOR plus a margin of 3.00%. The term of this loan is five years and the loan amortization is consistent with the amortization on the underlying WEST Series 2005-B1 notes, with a bullet payment required at the end of the five year term. The balance outstanding on this term loan is $15.7 million as of March 31, 2012.

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

At March 31, 2012 and December 31, 2011, we had revolving credit facilities totaling $345.0 million. At March 31, 2012 and December 31, 2011, respectively, $116.0 million and $117.0 million were available under these facilities.

At each of March 31, 2012 and 2011, one-month LIBOR was 0.24%.

Virtually all of the above debt is subject to our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow 70% to 83% of an engine’s net book value and approximately 70% of spare part’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the above debt is secured by engines to the extent that engines are sold, repayment of that portion of the debt could be required. We were in compliance with all covenants at March 31, 2012.

Approximately $65.1 million of our debt is repayable during the next 12 months, which includes $13.9 million owing under our senior term loan. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2012:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$706,953	$65,068	$117,472	$332,260	$192,153
Interest payments under long-term debt obligations	83,288	17,428	29,899	22,345	13,616
Operating lease obligations	4,045	945	1,236	1,025	839
Purchase obligations	36,132	9,000	18,088	9,044	—
Interest payments under derivative rate instruments	13,180	6,956	6,134	90	—

Total	$843,598	$99,397	$172,829	$364,764	$206,608

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2012 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $37.5 million for delivery in 2012 to 2015. As at March 31, 2012, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

We entered into a lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. This lease was amended on January 6, 2012 to cover an additional 2,159 square feet of office space. The total remaining rent commitment is approximately $3.4 million and expires September 30, 2018. The sub-lease of our premises in San Diego, California expires October 31, 2013 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Shanghai, China. The lease expires December 31, 2012 and the remaining lease commitment is approximately $48,600. We also lease office and living space in London, United Kingdom. The living space lease expires on January 3, 2013 and the office space lease expires on December 18, 2012 and the remaining lease commitments are approximately $0.2 million and $0.1 million, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $39,400. We lease office space in Dublin, Ireland. The lease expires May 31, 2012 and the remaining lease commitment is approximately $4,700.

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

Management of Interest Rate Exposure

At March 31, 2012, all but $23.2 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have interest rate swap agreements which have notional outstanding amounts of $315.0 million, with remaining terms of between sixteen and thirty-seven months and fixed rates of between 2.10% and 3.62%. The fair value of the swaps at March 31, 2012 was negative $12.1 million, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $2.4 million and $3.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Island Air: Gavarnie Holding, LLC, a Delaware limited liability company (“Gavarnie”) owned by Charles F. Willis, IV, purchased the stock of Aloha Island Air, Inc., a Delaware Corporation, (“Island Air”) from Aloha AirGroup, Inc. (“Aloha”) on May 11, 2004. Charles F. Willis, IV is the CEO and Chairman of the Company’s Board of Directors and owns approximately 32% of our common stock. As of March 31, 2012, Island Air leases three DeHaviland DHC-8-100 aircraft and four spare engines from the Company. The aircraft and engines on lease to Island Air have a net book value of $2.8 million at March 31, 2012.

Effective January 2, 2011 the Company converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million, under which they have resumed monthly payments. Revenue is recorded throughout the lease term as cash is received with $0.4 million recorded as lease rent revenue in the three-month period ended March 31, 2012.

Beginning in 2006 Island Air experienced cash flow difficulties, which affected their payments to the Company due to a fare war commenced by a competitor, their dependence on tourism which has suffered from the current economic environment as well as volatile fuel prices. The Board of Directors approved lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases have been recorded on a cash basis until such time as collectability becomes reasonably assured. After taking into account the deferred amounts, Island Air owed the Company $2.9 million in overdue rent and late charges. Effective as of May 3, 2011 the Company entered into a Settlement Agreement with Island Air which was approved by the Board of Directors, which provides that the overdue rent and late charges will be settled by the Company forgiving 65% of the claim and Island Air paying the remaining 35% of the claim as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest. A note receivable in the amount of $1.0 million and offsetting reserve was established. As cash is collected on this note, revenue will be recorded, with $0.1 million received in the three-month ended March 31, 2012. The Settlement Agreement was dependent on Island Air obtaining similar concessions from their other major creditors which have been obtained.

JT Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our President and Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the three months ended March 31, 2012, sales of consigned parts were $1,400. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.

On February 25, 2009 and July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of two engines with a book value of $633,400. During the three months ended March 31, 2012, sales of consigned parts were $44,800.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the three months ended March 31, 2012 under this program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. All but $23.2 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.7 million (in 2011, $3.1 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $7.6 million for the year ending December 31, 2012, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2012, 83% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Our largest customer accounted for approximately 12.3% and 14.0% of total lease rent revenue during the three months ended March 31, 2012 and 2011, respectively. No other customer accounted for greater than 10% of total lease rent revenue during these periods.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2012 - January 31, 2012	111	$12.37	111	$18,768
February 1, 2012 - February 29, 2012	30	$13.86	30	$18,350
March 1, 2012 - March 31, 2012	—	$—	—	$—

Total	141	$12.16	141	$18,350

Item 5.	Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2	Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, and (3) Amendment to Bylaws, dated September 28, 2010 (incorporated by reference to Exhibit 3.2 to our report on Form 10-Q filed on November 8, 2010).

4.1	Specimen of Series A Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.2	Form of Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4	Rights Agreement dated as of September 24, 1999, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5	Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6	Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7	Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8	Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).

10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).

10.3	2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).

10.4	Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).

10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).

10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).

10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).

10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).

10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).

10.11	Employment Offer Letter to Jesse V. Crews dated July 15, 2009 (incorporated by reference to Exhibit 10.33 to our report on Form 10-Q filed on November 12, 2009).

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

10.31*

Amended and Restated Credit Agreement, dated as of November 18, 2011, among Willis Lease Finance Corporation, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 13, 2011).

10.35	Independent Contractor Agreement, dated September 9, 2009, by and between Willis Lease Finance Corporation and Hans Jorg Hunziker (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed on May 10, 2010).

11.1	Statement re Computation of Per Share Earnings.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our report on Form 10-K filed on March 13, 2011).

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Company’s report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2012

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)