Form 10-Q
period 2012-09-30
WILLIS LEASE FINANCE CORP
filed 2012-11-09
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 7, 2012
Common Stock, $0.01 par value per share	8,863,904

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                 Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$17,179	$6,440
Restricted cash	54,225	76,252
Equipment held for operating lease, less accumulated depreciation of $239,195 and $228,708 at September 30, 2012 and December 31, 2011, respectively	976,639	981,505
Equipment held for sale	8,117	20,648
Operating lease related receivable, net of allowances of $323 and $477 at September 30, 2012 and December 31, 2011, respectively	8,877	8,434
Notes receivable	—	542
Investments	19,540	15,239
Property, equipment & furnishings, less accumulated depreciation of $6,552 and $4,957 at September 30, 2012 and December 31, 2011, respectively	6,502	6,901
Equipment purchase deposits	1,369	1,369
Other assets	18,225	15,875
Total assets	$1,110,673	$1,133,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,878	$16,833
Liabilities under derivative instruments	2,115	12,341
Deferred income taxes	88,777	84,706
Notes payable, net of discount of $0 and $2,085 at September 30, 2012 and December 31, 2011, respectively	690,041	718,134
Maintenance reserves	63,097	54,509
Security deposits	7,093	6,278
Unearned lease revenue	4,102	3,743
Total liabilities	868,103	896,544

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 3,475,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	31,915	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 9,323,343 and 9,109,663 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	93	91
Paid-in capital in excess of par	58,245	56,842
Retained earnings	153,682	156,704
Accumulated other comprehensive loss, net of income tax benefit of $872 and $5,249 at September 30, 2012 and December 31, 2011, respectively	(1,365)	(8,891)
Total shareholders’ equity	242,570	236,661
Total liabilities and shareholders’ equity	$1,110,673	$1,133,205

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Lease rent revenue	$23,022	$26,458	$70,917	$79,419
Maintenance reserve revenue	10,653	8,962	28,668	27,319
Gain on sale of leased equipment	561	3,637	4,557	11,231
Other income	3,270	423	4,256	1,015
Total revenue	37,506	39,480	108,398	118,984

EXPENSES
Depreciation expense	13,885	12,456	38,881	38,716
Write-down of equipment	2,474	2,306	2,756	2,306
General and administrative	7,298	8,684	25,339	26,108
Technical expense	1,961	1,270	4,715	5,737
Net finance costs:
Interest expense	7,529	8,876	22,595	26,908
Interest income	(21)	(42)	(81)	(127)
Loss on debt extinguishment and derivatives termination	15,412	—	15,412	—
Total net finance costs	22,920	8,834	37,926	26,781
Total expenses	48,538	33,550	109,617	99,648

Income (loss) from operations	(11,032)	5,930	(1,219)	19,336

Earnings from joint ventures	352	232	948	858

Income (loss) before income taxes	(10,680)	6,162	(271)	20,194
Income tax benefit (expense)	3,486	(3,846)	(405)	(9,334)
Net income (loss)	$(7,194)	$2,316	$(676)	$10,860

Preferred stock dividends paid and declared-Series A	782	782	2,346	2,346

Net income (loss) attributable to common shareholders	$(7,976)	$1,534	$(3,022)	$8,514

Basic earnings (loss) per common share:	$(0.92)	$0.18	$(0.35)	$1.01

Diluted earnings (loss) per common share:	$(0.90)	$0.17	$(0.34)	$0.96

Average common shares outstanding	8,667	8,397	8,553	8,423
Diluted average common shares outstanding	8,889	8,811	8,846	8,903

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(7,194)	$2,316	$(676)	$10,860

Other comprehensive income (loss):
Derivative instruments
Unrealized losses on derivative instruments	(1,213)	(3,844)	(4,266)	(9,015)
Reclassification adjustment for losses included in termination of derivative instruments	10,143	—	10,143	—
Reclassification adjustment for losses included in net income	1,810	2,631	6,026	8,815
Net gain (loss) recognized in other comprehensive income	10,740	(1,213)	11,903	(200)
Tax benefit (expense) related to items of other comprehensive income (loss)	(3,952)	444	(4,377)	73

Other comprehensive income (loss)	6,788	(769)	7,526	(127)
Total comprehensive income (loss)	$(406)	$1,547	$6,850	$10,733

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2012 and 2011

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970

Net income	—	—	—	—	—	10,860	10,860

Unrealized loss from derivative instruments, net of tax benefit of $73	—	—	—	—	(127)	—	(127)

Total comprehensive income							10,733

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares repurchased	—	(410)	(4)	(5,380)	—	—	(5,384)

Cash settlement of stock options	—	23	—	(1,261)	—	—	(1,261)

Shares issued under stock compensation plans	—	400	4	641	—	—	645

Cancellation of restricted stock units in satisfaction of withholding tax	—	(40)	—	(531)	—	—	(531)

Stock-based compensation, net of forfeitures	—	—	—	2,301	—	—	2,301

Excess tax benefit from stock-based compensation	—	—	—	903	—	—	903

Balances at September 30, 2011	$31,915	9,154	$92	$56,781	$(10,596)	$153,838	232,030

Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

Net loss	—	—	—	—	—	(676)	(676)

Unrealized gain from derivative instruments, net of tax expense of $644	—	—	—	—	1,116	—	1,116

Reclassification adjustment for losses included in net income, net of tax expense of $3,733	—	—	—	—	6,410	—	6,410

Total comprehensive income							6,850

Preferred stock dividends paid	—	—	—	—	—	(2,346)	(2,346)

Shares repurchased	—	(156)	(2)	(1,974)	—	—	(1,976)

Shares issued under stock compensation plans	—	440	4	1,308	—	—	1,312

Cancellation of restricted stock units in satisfaction of withholding tax	—	(71)	—	(884)	—	—	(884)

Stock-based compensation, net of forfeitures	—	—	—	2,346	—	—	2,346

Excess tax benefit from stock-based compensation	—	—	—	607	—	—	607

Balances at September 30, 2012	$31,915	9,323	$93	$58,245	$(1,365)	$153,682	$242,570

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(676)	$10,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	38,881	38,716
Write-down of equipment	2,756	2,306
Stock-based compensation expenses	2,346	2,301
Amortization of deferred costs	2,874	3,414
Amortization of loan discount	341	405
Amortization of interest rate derivative cost	(167)	483
Allowances and provisions	(154)	(113)
Other non-cash items	—	(1,113)
Gain on sale of leased equipment	(4,557)	(11,231)
Gain on non-monetary exchange	(1,961)	—
Income from joint ventures, net of distributions	(471)	(283)
Gain on insurance settlement	(173)	—
Non-cash portion of loss on debt extinguishment and derivatives termination	7,114	—
Deferred income taxes	405	9,334
Changes in assets and liabilities:
Receivables	(289)	2,141
Notes receivable	542	160
Other assets	912	(1,490)
Accounts payable and accrued expenses	(5,651)	(4,481)
Restricted cash	2,064	44
Maintenance reserves	8,588	2,899
Security deposits	815	220
Unearned lease revenue	359	1,696
Net cash provided by operating activities	53,898	56,268

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	31,971	109,789
Restricted cash for investing activities	1,754	(3,304)
Investment in joint venture	(3,830)	(8,943)
Purchase of equipment held for operating lease	(46,941)	(92,888)
Purchase of property, equipment and furnishings	(1,196)	(710)
Net cash (used in) provided by investing activities	(18,242)	3,944

Cash flows from financing activities:
Proceeds from issuance of notes payable	537,693	74,410
Debt issuance cost	(9,660)	(503)
Preferred stock dividends	(2,346)	(2,346)
Proceeds from shares issued under stock compensation plans	1,312	645
Cancellation of restricted stock units in satisfaction of withholding tax	(884)	(531)
Excess tax benefit from stock-based compensation	607	903
Decrease in restricted cash	18,208	—
Repurchase of common stock	(1,976)	(5,384)
Cash settlement of stock options	—	(1,262)
Principal payments on notes payable	(567,871)	(122,362)
Net cash used in financing activities	(24,917)	(56,430)
Increase in cash and cash equivalents	10,739	3,782
Cash and cash equivalents at beginning of period	6,440	2,225

Cash and cash equivalents at end of period	$17,179	$6,007
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	14,552	$15,271
Income Taxes	101	$150

Supplemental disclosures of non-cash investing activities:
During the nine months ended September 30, 2012 and 2011, engines and equipment totalling $4.9 million and $0, respectively, were transferred from Held for Operating Lease to Held for Sale.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2012 and December 31, 2011, and the results of our operations for the nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. The results of operations and cash flows for the period ended September 30, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of Willis Engine Securitization Trust II (“WEST II”) on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012. As of September 30, 2012,  we have one interest rate swap remaining under our revolving credit facility.

We measure the fair value of our interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. We estimate the fair value of derivative instruments using a discounted cash flow technique. Fair value may depend on the credit rating and risk of the counterparties of the derivative contracts. We have interest rate swap agreements which have a cumulative net liability fair value of $2.1 million and $12.3 million as of September 30, 2012 and December 31, 2011, respectively. For the nine months ended September 30, 2012 and September 30, 2011, $6.0 million and $8.8 million, respectively, were realized as interest expense on the Consolidated Statements of Income (Loss).

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of September 30, 2012 and December 31, 2011:

	Assets and (Liabilities) at Fair Value
	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(2,115)	$—	$(2,115)	$—	$(12,341)	$—	$(12,341)	$—
Total	$(2,115)	$—	$(2,115)	$—	$(12,341)	$—	$(12,341)	$—

During the nine months ended September 30, 2012 and December 31, 2011, all hedges were effective and no ineffectiveness was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine the fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2012 and 2011, and the losses recorded during the three and nine months ended September 30, 2012 and 2011 on those assets:

					Total Losses	Total Losses
	Assets at Fair Value (in thousands)				Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2012	September 30, 2012
					(in thousands)
Balance at September 30, 2012
Equipment held for sale	$8,117	$—	$7,580	$537	$2,474	$2,756
Total	$8,117	$—	$7,580	$537	$2,474	$2,756

					Total Losses	Total Losses
	Assets at Fair Value (in thousands)				Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2011	September 30, 2011
					(in thousands)
Balance at September 30, 2011
Equipment held for sale	$4,501	$—	$4,169	$332	$2,306	$2,306
Total	$4,501	$—	$4,169	$332	$2,306	$2,306

At September 30, 2012, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as inventory not consigned to third parties. The fair values of the assets held for sale categorized as Level 3 were determined based on the net book value at September 30, 2012. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write-down of $0.3 million was recorded in the three months ended March 31, 2012 based on a comparison of the asset net book values with the proceeds expected from the sale of engines. A further asset write-down of $2.5 million was recorded in the three months ended September 30, 2012, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines. An asset write-down of $2.3 million was recorded in the three and nine months ended September 30, 2011, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that expires September 30, 2018. The remaining lease rental commitment is approximately $3.3 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.2 million. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2012 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $16,000 and $28,000, respectively. We also lease office and living space in London, United Kingdom. The office space lease expires December 18, 2012 and the living space lease expires January 3, 2013 and the remaining lease commitments are approximately $33,000 and $61,000, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $4,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $38.5 million, for delivery in 2012 to 2015. As of September 30, 2012, non-refundable deposits paid related to these purchase commitments were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing IAE V2500-A5 and General Electric CF34-10E jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring seven V2500 engines to the joint venture in June 2011. In addition, the Company made $1.0 million and $3.8 million capital contributions to WMES in the six months ended December 31, 2011 and nine months ended September 30, 2012, respectively, for the purchase of six engines, increasing the number of engines in the lease portfolio to thirteen. The $12.8 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $9.4 million. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the seven engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement through March 31, 2013. WMES also established a separate credit facility for $8.0 million to fund the purchase of an engine, which is repayable over the 7 year term of the facility. Our investment in the joint venture is $9.4 million as of September 30, 2012.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million.

The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at one-month LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until March and May 2013. Our investment in the joint venture is $10.1 million and $9.8 million, respectively, as of September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 (in thousands)	WOLF	WMES	Total

Investment in joint ventures as of December 31, 2011	$9,863	$5,376	$15,239
Investment	—	3,830	3,830
Earnings from joint ventures	733	215	948
Distribution	(477)	—	(477)
Investment in joint ventures as of September 30, 2012	$10,119	$9,421	$19,540

5.  Long Term Debt

At September 30, 2012, notes payable consists of loans totaling $690.0 million, payable over periods of fifteen months to ten years with interest rates varying between approximately 2.71% and 5.50% (excluding the effect of our interest rate derivative instruments). At September 30, 2012, we had a revolving credit facility totaling $430.0 million with $159.0 million in funds available to us.

Our significant debt instruments are discussed below:

At September 30, 2012, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the facility, net of $3.3 million in debt issuance costs, were used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of September 30, 2012, $159.0 million was available under this facility. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 2.82 as calculated under the terms of the revolving credit facility at June 30, 2012, the interest rate on this facility is LIBOR plus 2.50% as of September 30, 2012. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, WEST II, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs in conjunction with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral on a net basis from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 79 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

In connection with the transactions described above, effective September 17, 2012, the Servicing Agreement and Administrative Agency Agreement previously filed by the Company as exhibits to, and described in, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 relating to WEST were terminated. The Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST II to provide certain engine, lease management and reporting functions for WEST II in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST II is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

As a result of this transaction the Company recorded a loss on extinguishment of debt and derivative instruments of $15.4 million in the three months ended September 30, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.1 million.

At September 30, 2012, $390.0 million of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 28, 2012, we closed on a term loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.7 million as of September 30, 2012.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $17.7 million as of September 30, 2012.

The Company and its subsidiaries are required to comply with various financial covenants such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at September 30, 2012.

At September 30, 2012, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At September 30, 2012, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $178.9 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2012, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At September 30, 2012 and 2011, one-month LIBOR was 0.21% and 0.24%, respectively.

The following is a summary of the aggregate maturities of notes payable at September 30, 2012:

Year Ending December 31,	(in thousands)

2012	$4,053
2013	19,237
2014	36,160
2015	20,934
2016 (includes $271.0 million outstanding on revolving credit facility)	293,216
Thereafter	316,441
$690,041

6.  Derivative Instruments

As discussed in Note 5, we terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of WEST II on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012. As of September 30, 2012,  we have one interest rate swap remaining under our revolving credit facility.

We hold one interest rate derivative instrument to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $271.0 million of our borrowings at September 30, 2012 at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. At September 30, 2012, we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a remaining term of fourteen months and a fixed rate of 2.10%. The net fair value of the swaps at September 30, 2012 was negative $2.1 million, representing a net liability for us. The amount represents the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of September 30, 2012, has used creditworthiness inputs that can be corroborated by observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at September 30, 2012, we anticipate that net finance costs will be increased by approximately $1.5 million for the 12 months ending September 30, 2013 due to the interest rate derivative contract currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$2,115	$12,341

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and nine months ended September 30, 2012 and 2011:

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow	Location of Loss Recognized on Derivatives in	Three Months Ended September 30,
Hedging Relationships	the Statements of Income	2012	2011
		(in thousands)
Interest rate contracts	Interest expense	$1,810	$2,631

Reclassification adjustment for losses included in termination of derivative instruments	Loss on debt extinguishment and derivative termination	$10,143	$—
Total		$11,953	$2,631

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow	Location of Loss Recognized on Derivatives in	Nine Months Ended September 30,
Hedging Relationships	the Statements of Income	2012	2011
		(in thousands)
Interest rate contracts	Interest expense	$6,026	$8,815

Reclassification adjustment for losses included in termination of derivative instruments	Loss on debt extinguishment and derivative termination	$10,143	$—
Total		$16,169	$8,815

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		from Accumulated OCI into Income	Three Months Ended September 30,
Hedging Relationships	2012	2011	(Effective Portion)	2012	2011
	(in thousands)			(in thousands)
Interest rate contracts*	$(1,191)	$(1,236)	Interest expense	$(1,810)	$(2,631)

Total	$(1,191)	$(1,236)	Total	$(1,810)	$(2,631)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Nine Months Ended September 30,		from Accumulated OCI into Income	Nine Months Ended September 30,
Hedging Relationships	2012	2011	(Effective Portion)	2012	2011
	(in thousands)			(in thousands)
Interest rate contracts**	$83	$(683)	Interest expense	$(6,026)	$(8,815)

Total	$83	$(683)	Total	$(6,026)	$(8,815)

*                          These amounts are shown net of $1.9 million and $2.6 million of interest payments reclassified to the income statement during the three months ended September 30, 2012 and 2011, respectively.

**                   These amounts are shown net of $6.2 million and $8.3 million of interest payments reclassified to the income statement during the nine months ended September 30, 2012 and 2011, respectively.

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges is recorded in earnings in the current period. However, these are highly effective hedges and no significant ineffectiveness occurred in either period presented.

As discussed above, we terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of WEST II on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place at September 30, 2012 is a large financial institution in the United States that possesses an investment grade credit rating. Based on this rating, the Company believes that the counterparty is currently creditworthy and that their continuing performance under the hedging agreement is probable, and has not required the counterparty to provide collateral or other security to the Company. As of September 30, 2012, no hedging agreements exist under which the counterparties would owe the Company compensation upon termination due to their failure to perform under the applicable agreements.

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

Our accounting policy is to recognize the associated expense, net of forfeiture of such awards on a straight-line basis over the vesting period. Approximately $2.3 million in stock compensation expense was recorded in the nine months ended September 30, 2012. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.3 years and totals $6.5 million. At September 30, 2012, the intrinsic value of unvested restricted stock awards issued through September 30, 2012 is $7.8 million. The 2007 Plan terminates on May 24, 2017.

In the nine months ended September 30, 2012, 232,314 options under the 1996 Stock Options/Stock Issuance Plan were exercised. There are 211,267 stock options remaining under the 1996 Stock Options/Stock Issuance Plan which have an intrinsic value of $0.9 million.

8.  Income Taxes

Income tax expense for the nine months ended September 30, 2012 and 2011 was $0.4 million and $9.3 million, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 149.4% and 46.2%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our loss on debt extinguishment and derivatives termination resulted in a $5.3 million tax benefit in the period, significantly reducing our effective tax rate in the third quarter.  The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to WMES, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in WMES (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

Island Air:  Charles F. Willis, IV, our CEO and Chairman of our Board of Directors and the owner of approximately 31% of our common stock, owns Hawaii Island Air, Inc., a Delaware Corporation (“Island Air”). The independent members of our Board of Directors approve transactions between the Company and Island Air. When Mr. Willis acquired Island Air in 2004, the net book value of the assets leased by the Company to Island Air prior to his acquisition was $14.8 million. Shortly thereafter, the Company leased an aircraft already in its portfolio to Island Air, increasing assets under lease to $16.9 million. As of September 30, 2012, Island Air leased two DeHaviland DHC-8-100 aircraft and six spare engines from the Company.  The aircraft and engines on lease to Island Air had a net book value of $2.4 million at September 30, 2012.

Beginning in 2006, Island Air experienced cash flow difficulties, which affected their payments to the Company, due to a fare war commenced by a competitor, their dependence on tourism which had suffered from the difficult economic environment as well as volatile fuel prices. As a result, the Company granted lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases was recorded on a cash basis until such time as collectability was reasonably assured.  Effective as of May 3, 2011 the Company entered into a Settlement Agreement with Island Air that was contingent upon Island Air obtaining similar concessions from their other major creditors, which Island Air obtained.  Under the settlement, the Company forgave $1.8 million of overdue rent and late charges, representing approximately 65% of the $2.9 million then due to us from Island Air and Island Air agreed to pay the remaining $1.1 million as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest.  A note receivable in the amount of $1.0 million and offsetting reserve were established with revenue being recorded as cash is collected, with $0.14 million received in the nine months ended September 30, 2012. As of September 30, 2012, Island Air is one month in arrears and the principal amount owing under the note is $0.7 million.

Effective January 2, 2011, the Company converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million which included bargain purchase options for the equipment at the end of the lease term.  However, for accounting purposes, due to the past experience with this lessee, the finance lease is being accounted for as an operating lease with the assets under lease remaining on the balance sheet and lease rent revenue being recorded as cash is received.  Island Air paid its monthly lease payments from the inception date of the finance lease through April 2012 in the aggregate amount of $1.9 million.

On September 28, 2012, through a lease amendment, Island Air exercised its purchase option for one of the airframes under the finance lease, sold it to an unrelated third party for $0.64 million, and paid the proceeds from that sale to the Company, which were applied to satisfy $0.60 million in past due rents under the finance lease with the remaining proceeds applied to the principal owing under the finance lease. For accounting purposes, the Company applied $0.1 million of the payment to the net book value of the sold assets and removed it from the books. The remaining $0.54 million will be recognized as lease rent revenue on a straight-line basis over the remaining term of the lease agreement. As of September 30, 2012, the principal amount owing under the finance lease was $5.0 million. Island Air has an agreement with the same third-party to sell the remaining two airframes covered by the finance lease in 2013, which sales would further reduce the amount owing under the finance lease by $1.4 million. Any payments received from the sale of these airframes will be accounted for as a recovery of the net book value of the airframe with any excess recorded as lease rent revenue over the remaining lease term.

On October 24, 2012 the Company purchased one DeHaviland DHC-8-100 aircraft from Island Air for $2.3 million and leased it back to Island Air under an operating lease for twenty four months at a monthly rent of $46,800 per month plus maintenance reserves.  In connection with this transaction, Mr. Willis made a capital contribution of a $0.65 million airframe to Island Air.

On November 8, 2012 the Company entered into an agreement with Island Air for the re-purchase of five engines covered by the finance lease. The agreement provides that on delivery of these engines by Island Air in compliance with the terms of the agreement, the Company will purchase such engines for an aggregate purchase price of $1.0 million and apply the net purchase price to Island Air’s obligations to the Company, reducing the principal amount owing under the finance lease. Following the sale of the five engines and the remaining two airframes, the balance owing by Island Air under the finance lease will be $2.6 million with the assets under lease having a net book value of $0.6 million.

Including the recent sale and leaseback and following Island Air’s sale of the five engines to us and its contemplated sale of the remaining two airframes to an unrelated third-party described above, the net book value of assets under lease to Island Air would be $2.9 million.

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the nine months ended September 30, 2012, sales of consigned parts were $14,700. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  The quarterly payment of $45,000 was received for the period ended June 30, 2012 and September 30, 2012.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the nine months ended September 30, 2012, sales of consigned parts were $54,200.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the nine months ended September 30, 2012 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its notes payable as of September 30, 2012 was estimated to have a fair value of approximately $691.7 million based on the fair value of estimated future payments calculated using the prevailing interest rates. There have been no changes in our valuation technique during the nine months ended September 30, 2012. The fair value of the Company’s notes payable at September 30, 2012 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $690.0 million as of September 30, 2012.

11.  Subsequent Event

On November 2, 2012, the Company redeemed all outstanding shares of its 9% Series A Cumulative Redeemable Preferred Stock (Nasdaq: WLFCP) for $34,750,000 in cash. The redemption price was $10.00 per Series A Share. Accrued dividends of $147,687 were also paid on the redemption date.

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

Results of Operations

Three months ended September 30, 2012, compared to the three months ended September 30, 2011:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2012 decreased 13% to $23.0 million from $26.5 million for the comparable period in 2011. This decrease primarily reflects lower portfolio utilization in the current period and a decrease in the average size of the lease portfolio, which translated into a lower amount of equipment on lease. The average net book value of lease equipment for the three months ended September 30, 2012 and 2011 was $973.3 million and $998.0 million, respectively, a decrease of 2.5%. The average utilization for the three months ended September 30, 2012 and 2011 was 82% and 86%, respectively. At September 30, 2012 and 2011, respectively, approximately 83% and 86% of equipment held for lease by book value was on-lease.

During the three months ended September 30, 2012, we added $25.0 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2011, we added $21.3 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2012 increased 18.9% to $10.7 million from $9.0 million for the comparable period in 2011. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the current period as well as higher revenues generated for engines on short term leases, for which usage was higher in the three months ended September 30, 2012 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2012, we sold three engines, an airframe and other related equipment generating a net gain of $0.6 million. During the three months ended September 30, 2011, we sold seven engines and other related equipment generating a net gain of $3.6 million.

Other Income. Our other income generally consists of management fee income and lease administration fees. Other income increased to $3.3 million from $0.4 million for the comparable period in 2011 primarily due to the recording of a gain of $2.0 million related to the receipt of an engine in exchange for an engine that was damaged while under lease. Other income also increased in the current period due to an increase in the number of engines managed, an increase in engine purchase arrangement fees and the recording of a gain of $0.2 million related to the settlement of an insurance claim in the current period for a casualty loss on a leased engine.

Depreciation Expense. Depreciation expense increased 11.5% to $13.9 million for the three months ended September 30, 2012 from the comparable period in 2011, due to changes in estimates of useful lives and residual values on certain older engine types. As of July 1, 2012, we adjusted the depreciation for certain older engine types within the portfolio, with the result being an increase of $1.3 million for the three months ended September 30, 2012. The net effect of the change in depreciation estimate is a reduction in net income of $0.8 million or $0.09 in diluted earnings per share for the three months ended September 30, 2012 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to its estimated fair value totaled $2.5 million and $2.3 million in the three months ended September 30, 2012 and 2011, respectively. A write-down of $1.2 million was recorded in the three months ended September 30, 2012 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A further write-down of $1.3 million was recorded in the three months ended September 30, 2012 due to a management decision to consign three engines for part out and sale. A write-down of $2.3 million was recorded in the three months ended September 30, 2011 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses decreased 16.0% to $7.3 million for the three months ended September 30, 2012, from the comparable period in 2011, due primarily to a decrease in employee bonus related to the Company’s financial results.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 54.4% to $2.0 million for the three months ended September 30, 2012, from the comparable period in 2011 due mainly to increased engine maintenance costs due to higher repair activity ($0.2 million), increased technical service expenses ($0.2 million) and increased engine storage and freight expenses ($0.3 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net loss on debt extinguishment and derivatives termination. Interest expense decreased 15.2% to $7.5 million for the three months ended September 30, 2012, from the comparable period in 2011, due primarily to a decrease in the notional value of swaps in place from September 30, 2011 to 2012, which were at a higher rate than the prevailing interest rates on our debt. Notes payable balance at September 30, 2012 and 2011, was $690.0 million and $684.1 million, respectively, an increase of 0.9%. As of September 30, 2012, $271.0 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.22% for the three months ended September 30, 2011 to an average of 0.23% for the three months ended September 30, 2012 (average of month-end rates). As of September 30, 2012 and 2011, one-month LIBOR was 0.21% and 0.24%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2012, such swap agreements had notional outstanding amounts of $100.0 million with a remaining term of fourteen months and a fixed rate of 2.10%. As of September 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. In the three months ended September 30, 2012 and 2011, $1.8 million and $2.6 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

We recorded a loss on extinguishment of debt and derivative instruments of $15.4 million in the three months ended September 30, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.1 million. Upon the closing of WEST II on September 17, 2012, at which time the WEST floating rate debt was fully repaid, six interest rate swaps with a notional value of $215.0 million that were assigned to the WEST debt were terminated. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012.

Interest income for the three months ended September 30, 2012, decreased to $0.02 million from $0.04 million for the three months ended September 30, 2011, due to a decrease in deposit balances.

Income Tax Expense. Income tax (benefit) expense for the three months ended September 30, 2012 and 2011 was ($3.5) million and $3.8 million, respectively. The effective tax rate for the three months ended September 30, 2012 and 2011 was 32.6% and 62.4%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our loss on debt extinguishment and derivatives termination resulted in a $5.3 million tax benefit in the current period, significantly reducing our effective tax rate in the third quarter. The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to WMES, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in WMES (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2012 decreased 10.7% to $70.9 million from $79.4 million for the comparable period in 2011. This decrease primarily reflects lower portfolio utilization in the current period and a decrease in the average size of the lease portfolio, which translated into a lower amount of equipment on lease. The average net book value of lease equipment for the nine months ended September 30, 2012 and 2011 was $973.4 million and $1,005.8 million, respectively, a decrease of 3.2%. The average utilization for the nine months ended September 30, 2012 and 2011 was 82% and 86%, respectively. At September 30, 2012 and 2011, approximately 83% and 86%, respectively, of equipment held for lease by book value was on-lease.

During the nine months ended September 30, 2012, we added $49.4 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2011, we added $93.6 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2012 increased 4.9% to $28.7 million from $27.3 million for the comparable period in 2011. The increase was due to higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in the nine months ended September 30, 2012 than in the year ago period, partially offset by a lower number of long term leases terminating in the current period.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2012, we sold twelve engines, one aircraft, one airframe and other related equipment generating a net gain of $4.6 million. During the nine months ended September 30, 2011, we sold eleven engines and other related equipment generating a net gain of $11.2 million.

Other Income. Our other income generally consists of management fee income and lease administration fees. Other income increased to $4.3 million from $1.0 million for the comparable period in 2011 primarily due to the receipt of an engine at its fair value which had been acquired from the lessee in the period in exchange for an engine that was damaged while under lease. Other income also increased in the current period due to an increase in the number of engines managed, an increase in engine purchases arrangement fees and the recording of a gain of $0.2 million related to the settlement of an insurance claim in the current period of a casualty loss on a leased engine.

Write-down of Equipment. Write-down of equipment to its estimated fair values totaled $2.8 million and $2.3 million in the nine months ended September 30, 2012 and 2011, respectively. A write-down of $0.3 million was recorded in the three months ended March 31, 2012 related to the sale of two engines in April 2012 for which the net book value exceeded the proceeds from sale. A write-down of $1.2 million was recorded in the three months ended September 30, 2012 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A further write-down of $1.3 million was recorded in the three months ended September 30, 2012 due to a management decision to consign 3 engines for part out and sale in which the asset net book value exceeds the expected proceeds from consignment. A write-down of $2.3 million was recorded in the three months ended September 30, 2011 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses decreased 2.9% to $25.3 million for the nine months ended September 30, 2012, from the comparable period in 2011, due primarily to a decrease in employee bonus related to the Company’s financial results.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease rental expense, engine storage and freight costs. These expenses decreased 17.8% to $4.7 million for the nine months ended September 30, 2012, from the comparable period in 2011 due mainly to a decrease in engine maintenance costs due to lower repair activity ($0.8 million), lower engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.3 million) and decreased sub-lease rental expense resulting from the termination of a sublease rental program in September 2011 ($0.3 million). The decreases are partially offset by an increase in the current period in storage expenses ($0.4 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net loss on debt extinguishment and derivative termination. Interest expense decreased 16.0% to $22.6 million for the nine months ended September 30, 2012, from the comparable period in 2011, due primarily to a decrease in the notional value of swaps in place from 2011 to 2012 and a decrease in the average debt outstanding. The average Notes payable balance for the three months ended September 30, 2012 and 2011was $696.5 million and $722.6 million, respectively, representing a decrease of 3.6%. Notes payable balance at September 30, 2012 and 2011, was $690.0 million and $684.1 million, respectively, an increase of 0.9%. As of September 30, 2012, $271.0 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.22% for the nine months ended September 30, 2011 to an average of 0.24% for the nine months ended September 30, 2012 (average of month-end rates). At September 30, 2012 and 2011, one-month LIBOR was 0.21% and 0.24%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of September 30, 2012, such swap agreements had notional outstanding amounts of $100.0 million with a remaining term of fourteen months and a fixed rate of 2.10%. As of September 30, 2011, such swap agreements had notional outstanding amounts of $375.0 million, remaining terms of between six and forty-three months and fixed rates of between 2.10% and 5.05%. In the nine months ended September 30, 2012 and 2011, $6.0 million and $8.8 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

We recorded a loss on extinguishment of debt and derivative instruments of $15.4 million in the three months ended September 30, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.1 million. Upon the closing of WEST II on September 17, 2012, at which time the WEST floating rate debt was fully repaid, six interest rate swaps with a notional value of $215.0 million that were assigned to the WEST debt were terminated. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012.

Interest income for the nine months ended September 30, 2012, decreased to $0.08 million from $0.1 million for the nine months ended September 30, 2011, due to a decrease in deposit balances.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2012 and 2011 was $0.4 million and $9.3 million, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 149.4% and 46.2%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our loss on debt extinguishment and derivatives termination resulted in a $5.3 million tax benefit in the current period, significantly reducing our effective tax rate in the third quarter.  The Company experienced a higher effective tax rate during 2011 primarily as a result of the tax consequences of the transfer of engines to WMES, which required recognition of $1.3 million tax expense on the entire gain, while only 50% of the gain was recorded for book purposes given our ongoing ownership interest in WMES (see Note 4). Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $537.7 million and $74.4 million, in the nine-month periods ended September 30, 2012 and 2011, respectively, was derived from this activity. In these same time periods, $567.9 million and $122.4 million, respectively, was used to pay down related debt. Cash flow from operating activities was $53.9 million and $56.3 million in the nine-month periods ended September 30, 2012 and 2011, respectively.

At September 30, 2012, $0.7 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $46.9 million and $92.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while part of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 83%, by book value, of our assets were on-lease at September 30, 2012 compared to 86% at September 30, 2011 and the average utilization rate for the nine months ended September 30, 2012 was 82% compared to 86% in the prior year. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2012, Notes payable consists of loans totaling $690.0 million, payable over periods of fifteen months to ten years with interest rates varying between approximately 2.71% and 5.50% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At September 30, 2012, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of September 30, 2012, $159.0 million was available under this facility. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 2.82 as calculated under the terms of the revolving credit facility at June 30, 2012, the interest rate on this facility is LIBOR plus 2.50% as of September 30, 2012. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, WEST II, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs in conjunction with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral on a net basis from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 79 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

In connection with the transactions described above, effective September 17, 2012, the Servicing Agreement and Administrative Agency Agreement previously filed by the Company as exhibits to, and described in, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 relating to WEST were terminated. The Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST II to provide certain engine, lease management and reporting functions for WEST II in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST II is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

As a result of this transaction the Company recorded a loss on extinguishment of debt and derivative instruments of $15.4 million in the three months ended September 30, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.1 million.

At September 30, 2012, $390.0 million of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 28, 2012, we closed on a term loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan.

On September 30, 2011, we closed on a term loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.7 million as of September 30, 2012.

On January 11, 2010, we closed on a term loan for a four year term totaling $22.0 million. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The funds were used to pay down our revolving credit facility. The balance outstanding on this facility is $17.7 million as of September 30, 2012.

At September 30, 2012 and December 31, 2011, we had revolving credit facilities totaling $430.0 million and $345.0 million, respectively. At September 30, 2012 and December 31, 2011, respectively, $159.0 million and $117.0 million were available under these facilities.

As of September 30, 2012 and 2011, one-month LIBOR was 0.21% and 0.24%, respectively.

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

At September 30, 2012, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At September 30, 2012, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $178.9 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2012, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $18.1 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2012:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$690,041	$18,104	$56,948	$322,197	$292,792
Interest payments under long-term debt obligations	193,259	29,876	55,256	43,785	64,342
Operating lease obligations	3,786	868	1,251	1,108	559
Purchase obligations	37,132	19,044	18,088	—	—
Interest payments under derivative rate instruments	2,232	1,912	320	—	—
Total	$926,450	$69,804	$131,863	$367,090	$357,693

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at September 30, 2012 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $38.5 million for delivery in 2012 to 2015. As at September 30, 2012, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

We entered into a lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. This lease was amended on January 6, 2012 to cover an additional 2,159 square feet of office space. The total remaining rent commitment is approximately $3.3 million and expires September 30, 2018. The sub-lease of our premises in San Diego, California expires in October 2013. This lease expires October 31, 2013 and the remaining lease commitment is approximately $0.2 million. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2012 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $16,000 and $28,000, respectively. We also lease office and living space in London, United Kingdom. The office space lease expires December 18, 2012 and the living space lease expires January 3, 2013 and the remaining lease commitments are approximately $33,000 and $61,000, respectively. We also lease office space in Blagnac, France. The lease expires December 31, 2012 and the remaining lease commitment is approximately $4,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

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

Management of Interest Rate Exposure

We terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of WEST II on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the three months ended September 30, 2012.

At September 30, 2012, $271.0 million of our borrowings are on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into an interest rate derivative instrument to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of fourteen months and a fixed rate of 2.10%. The fair value of the swap at September 30, 2012 was negative $2.1 million, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $6.0 million and $8.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Island Air:  Charles F. Willis, IV, our CEO and Chairman of our Board of Directors and the owner of approximately 31% of our common stock, owns Hawaii Island Air, Inc., a Delaware Corporation (“Island Air”). The independent members of our Board of Directors approve transactions between the Company and Island Air. When Mr. Willis acquired Island Air in 2004, the net book value of the assets leased by the Company to Island Air prior to his acquisition was $14.8 million. Shortly thereafter, the Company leased an aircraft already in its portfolio to Island Air, increasing assets under lease to $16.9 million. As of September 30, 2012, Island Air leased two DeHaviland DHC-8-100 aircraft and six spare engines from the Company.  The aircraft and engines on lease to Island Air had a net book value of $2.4 million at September 30, 2012.

Beginning in 2006, Island Air experienced cash flow difficulties, which affected their payments to the Company, due to a fare war commenced by a competitor, their dependence on tourism which had suffered from the difficult economic environment as well as volatile fuel prices. As a result, the Company granted lease rent deferrals which were accounted for as a reduction in lease revenue in the applicable periods. Because of the question regarding collectability of amounts due under these leases, lease rent revenue for these leases was recorded on a cash basis until such time as collectability was reasonably assured.  Effective as of May 3, 2011 the Company entered into a Settlement Agreement with Island Air that was contingent upon Island Air obtaining similar concessions from their other major creditors, which Island Air obtained.  Under the settlement, the Company forgave $1.8 million of overdue rent and late charges, representing approximately 65% of the $2.9 million then due to us from Island Air and Island Air agreed to pay the remaining $1.1 million as follows: $0.1 million on signing and $1.0 million over 60 months at 5% interest.  A note receivable in the amount of $1.0 million and offsetting reserve were established with revenue being recorded as cash is collected, with $0.14 million received in the nine months ended September 30, 2012. As of September 30, 2012, Island Air is one month in arrears and the principal amount owing under the note is $0.7 million.

Effective January 2, 2011, the Company converted the operating leases with Island Air to a finance lease, with a principal amount of $7.0 million which included bargain purchase options for the equipment at the end of the lease term.  However, for accounting purposes, due to the past experience with this lessee, the finance lease is being accounted for as an operating lease with the assets under lease remaining on the balance sheet and lease rent revenue being recorded as cash is received.  Island Air paid its monthly lease payments from the inception date of the finance lease through April 2012 in the aggregate amount of $1.9 million.

On September 28, 2012, through a lease amendment, Island Air exercised its purchase option for one of the airframes under the finance lease, sold it to an unrelated third party for $0.64 million, and paid the proceeds from that sale to the Company, which were applied to satisfy $0.60 million in past due rents under the finance lease with the remaining proceeds applied to the principal owing under the finance lease. For accounting purposes, the Company applied $0.1 million of the payment to the net book value of the sold assets and removed it from the books. The remaining $0.54 million will be recognized as lease rent revenue on a straight-line basis over the remaining term of the lease agreement.

As of September 30, 2012, the principal amount owing under the finance lease was $5.0 million. Island Air has an agreement with the same third-party to sell the remaining two airframes covered by the finance lease in 2013, which sales would further reduce the amount owing under the finance lease by $1.4 million. Any payments received from the sale of these airframes will be accounted for as a recovery of the net book value of the airframe with any excess recorded as lease rent revenue over the remaining lease term.

On October 24, 2012 the Company purchased one DeHaviland DHC-8-100 aircraft from Island Air for $2.3 million and leased it back to Island Air under an operating lease for twenty four months at a monthly rent of $46,800 per month plus maintenance reserves.  In connection with this transaction, Mr. Willis made a capital contribution of a $0.65 million airframe to Island Air.

On November 8, 2012 the Company entered into an agreement with Island Air for the re-purchase of five engines covered by the finance lease. The agreement provides that on delivery of these engines by Island Air in compliance with the terms of the agreement, the Company will purchase such engines for an aggregate purchase price of $1.0 million and apply the net purchase price to Island Air’s obligations to the Company, reducing the principal amount owing under the finance lease. Following the sale of the five engines and the remaining two airframes, the balance owing by Island Air under the finance lease will be $2.6 million with the assets under lease having a net book value of $0.6 million.

Including the recent sale and leaseback and following Island Air’s sale of the five engines to us and its contemplated sale of the remaining two airframes to an unrelated third-party described above, the net book value of assets under lease to Island Air would be $2.9 million.

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the nine months ended September 30, 2012, sales of consigned parts were $14,700. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%. The quarterly payment of $45,000 was received for the period ended June 30, 2012 and September 30, 2012.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of two engines with a book value of $23,000. During the nine months ended September 30, 2012, sales of consigned parts were $54,200.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the nine months ended September 30, 2012 under this program.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2012, $271.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $1.7 million (in 2011, $3.2 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $6.4 million for the year ending December 31, 2012, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the nine months ended September 30, 2012, 87% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Our largest customer accounted for approximately 10.0% and 12.7% of total lease rent revenue during the nine months ended September 30, 2012 and 2011, respectively. No other customer accounted for greater than 10% of total lease rent revenue during these periods.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million.

Common stock repurchases, under our authorized plan, in the nine months ended September 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2012 - January 31, 2012	111	$12.37	111	$18,768
February 1, 2012 - February 29, 2012	30	$13.86	30	$18,350
March 1, 2012 - March 31, 2012	—	$—	—	$—
April 1, 2012 - June 30, 2012	—	$—	—	$—
July 1, 2012 - August 31, 2012	—	$—	—	$—
September 1, 2012 - September 30, 2012	15	$12.43	15	$100,000
Total	156	$12.66	156	$100,000

In October 2012, the Company purchased 460,545 common shares at an average price of $13.79 totaling $6.4 million.

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

10.12

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Registrant (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.13*

Amended and Restated Credit Agreement, dated as of November 18, 2011, among Willis Lease Finance Corporation, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 13, 2011).

10.14*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank.

10.15*

Security Trust Agreement dated as of September 14, 2012 by and among Willis Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, the Engine Trusts listed on Schedule V thereto, each of the additional grantors referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee.

10.16*	Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co.
10.17*	Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto.
10.18*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto.

10.19*	Asset Transfer and Liquidation Agreement dated as of September 14, 2012 between the Registrant and Willis Engine Securitization Trust.
10.20*

Acquisition Transfer Agreement dated as of September 14, 2012 among the Registrant, Willis Engine Securitization Trust II, Facility Engine Acquisition LLC, WEST Engine Acquisition LLC, and WEST Engine Funding LLC.

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

Date: November 9, 2012

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)