Form 10-K
period 2012-12-31
WILLIS LEASE FINANCE CORP
filed 2013-03-18
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $74.9 million (based on a closing sale price of $12.32 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2013 was 8,692,743.

The Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

 WILLIS LEASE FINANCE CORPORATION
2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.            BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2012, we had a total lease portfolio consisting of 184 engines and related equipment, 7 aircraft and 4 spare parts packages with 78 lessees in 42 countries and an aggregate net book value of $961.5 million. As of December 31, 2012, we managed a total lease portfolio of 33 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties.

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide.  Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, FAA airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 14% of the total number of installed engines. Today it is estimated that there are nearly 42,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,200 and 5,900 spare engines in the market, including both owned and leased spare engines.

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

THE WEST II SECURITIZATION

Willis Engine Securitization Trust II, or “WEST II”, is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST II in September 2012, when WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, together with our revolving credit facility, to pay off the prior Wills Engine Securitization Trust, or “WEST” notes totaling $435.9 million. At closing, the net book values of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes. The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 79 commercial jet aircraft engines and leases thereof secures the obligations of WEST II.

WEST II’s obligations under these notes are serviced by revenues from the lease and disposition of its engines, and are secured by all of its assets, including all of its interests in its engines, its subsidiaries, restricted cash accounts, engine maintenance reserve accounts, all proceeds from the sale or disposition of engines, and all insurance proceeds. We have not guaranteed any obligations of WEST II and none of our assets secure such obligations.

We are the servicer and administrative agent for WEST II. Our annual fees for these services are 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST II on its engines, and such fees are payable to us monthly. We are also paid a fee of 3.0% of the net proceeds from the sale of any engines. As WEST II is consolidated in our financial statements these fees eliminate in consolidation. Proceeds from engine sales will be used, at WEST II’s election, to reduce WEST II’s debt or to acquire other engines.

WEST II gives us the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both us and our investors. The asset-backed securitization is well suited to our engine leasing business as it provides long term capital in which debt maturity is better matched to long term asset lives.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 20,000 aircraft as of 2011 and projects this will grow to approximately 40,000 aircraft by 2031. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2012, all but one of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2012, we had a total lease portfolio of 184 aircraft engines and related equipment, 4 spare parts packages, 7 aircraft and various parts and other engine-related equipment with a cost of $1,204.0 million in our lease portfolio. As of December 31, 2011, we had a total lease portfolio of 194 aircraft engines and related equipment, 3 spare parts packages, 13 aircraft and various parts and other engine-related equipment with a cost of $1,210.2 million in our lease portfolio.

As of December 31, 2012, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2013	56,492
2014	38,655
2015	30,436
2016	23,172
2017	14,620
Thereafter	18,133
$181,508

As of December 31, 2012, we had 78 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 42 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $11.8 million as of December 31, 2012.

AIRCRAFT LEASING

As of December 31, 2012, we owned four ATR72-202 aircraft, which are currently off-lease, and three DeHaviland DHC-8-100 turboprop aircraft, which are on lease to Hawaii Island Air, Inc. (“Island Air”). The aircraft on lease to Island Air have a net book value of $3.9 million. Charles F. Willis, IV, our CEO and Chairman of our Board of Directors and the owner of approximately 31% of our common stock, was the sole owner of Island Air, a lessee of the Company since 2004. On February 26, 2013 the stock of Hawaii Island Air was sold to an unrelated third party.  While under common ownership, the independent members of our Board of Directors approved transactions between the Company and Island Air.

The Company and Island Air entered into a series of transactions over the past several years through which the Company provided equipment to Island Air in return for lease payments. The terms of the agreements have been amended from time to time with the Company accepting lower lease payments in some circumstances.

As of December 31, 2012, Island Air leased from the Company one DeHaviland DHC-8-100 aircraft under an operating lease and two DeHaviland DHC-8-100 aircraft and one spare engine under a finance lease. As of December 31, 2012, Island Air owed $4.5 million and $0.65 million under the finance lease and note payable, respectively. The Company received lease payments and recorded revenue from Island Air totaling $0.6 million, $1.6 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010.

 In connection with the sale of its stock to an unrelated third party on February 26, 2013, Island Air prepaid the note payable at a 45% discount of $0.4 million, conditioned on the other large creditors accepting similar reductions in the amounts due to them. The assets under lease to Island Air have a combined net book value of $4.0 million as of December 31, 2012. Management expects the new ownership should significantly improve the credit quality of the leases. Future lease rent revenue from Island Air totaling $6.2 million under the finance and operating leases is expected to be recorded through December 2015.

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

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. These two aircraft are currently on lease to Emirates until March and May 2013. Our investment in the joint venture at December 31, 2012 is $10.1 million.

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

•                  We have a diverse portfolio by customer, geography and engine type. As of December 31, 2012, we had a total lease portfolio consisting of 184 engines and related equipment, 7 aircraft and 4 spare parts packages with 78 lessees in 42 countries and an aggregate net book value of $961.5 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2012, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 92% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2012, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2012, 2011 and 2010. No single country accounted for more than 10% of our lease rent revenue for any of those periods except for the United States, Switzerland and China in 2012, the United States and Switzerland in each of 2010-2011 and Brazil and China in each of 2010. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2012		2011		2010
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
			(dollars in thousands)
United States	$11,693	12%	$20,790	20%	$22,662	22%
Mexico	6,075	6	6,806	6	6,367	6
Canada	5,206	6	3,183	3	1,662	2
Europe	35,001	37	38,626	37	32,604	32
South America	9,196	10	9,818	9	14,380	14
Asia	18,585	20	18,635	18	18,413	18
Africa	2,307	2	2,084	2	432	1
Middle East	6,528	7	4,721	5	5,613	5
Total	$94,591	100%	$104,663	100%	$102,133	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST II, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 70% to 83% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine, market demand with the expectation that we can lease or sell such engines.

EMPLOYEES

As of December 31, 2012, we had 79 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

We currently own three DeHaviland DHC-8-100 and four ATR72-202 turboprop aircraft and interests through WOLF in two Airbus A340-313 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II engines are held in related engine reserve restricted cash accounts. Generally the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. 15 of our leases comprising approximately 11.3% of the net book value of our on-lease engines at December 31, 2012 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity.  However, after a period of recovery, the airline industry was negatively impacted in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. The airline industry has recovered in 2010 through 2012, returning to profitability with carriers in emerging markets and the U.S. faring better than European carriers. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2012, we had an aggregate of approximately $3.0 million in lease rent and $2.6 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy in the United States and other foreign jurisdictions, some of which are seeking to restructure their operations and others which are ceasing operations entirely. In the case of airlines which are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy law often allows these airlines to terminate leases early and to return our engines without meeting the contractual return conditions, and in that case, we may not be paid the full amount, or any part of, our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine, but under modified lease terms.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine and its records, or alternatively to negotiate a settlement under which we can immediately recover the engine and its records in exchange for waiving subsequent legal claims.

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

The proposals set out in the ED were open for comment until December 15, 2010. The FASB has not completed all of its deliberations and the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal.  The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our consolidated financial statements that may result from such future. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have the potential to have an adverse effect on our business. We do not anticipate that the accounting pronouncement, when issued, will change the fundamental economic reasons that airlines lease aircraft and aircraft engines.

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

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition and performance tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our capital stock if an event of default under such facilities has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such amendments and waivers to our financing agreements in the past, but we cannot provide any assurance that we will receive such amendments or waivers in the future if we request them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our engine leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. We seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has decreased from approximately 0.30% on December 31, 2011 to approximately 0.21% on December 31, 2012.

We have risks in managing our portfolio of engines to meet customer needs.

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines that we expect will experience obsolescence or declining usefulness in the foreseeable future. The WEST II securitization facility includes restrictions and limitations on the sale of engines in that facility including, among others, that (i) the net proceeds from any individual engine sale must be at least 105% of the debt allocated under the facility to that engine, and (ii) the aggregate appraised value of the facility’s engines sold through September 2019 cannot exceed 20% of the total appraised value of the facility’s engines at the inception of the facility plus the value of capitalized modifications to the engines since then, and cannot exceed 30% thereafter.  We can give no assurance that we can successfully manage our engine portfolio to reduce these risks.

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

The trading price of our common stock may fluctuate due to many factors, including:

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

•                  market for securities similar to our common stock; and

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

For the year ended December 31, 2012, 88% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our equity in WEST II. Due to WEST II’s bankruptcy remote structure, that equity is subject to the prior payments of WEST II’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST II upon its liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST II’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.

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

As of December 31, 2012, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,739,202 shares of our common stock, representing approximately 31% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

We are the servicer and administrative agent for the WEST II facility and our cash flows would be materially and adversely affected if we were removed from these positions.

We are the servicer and administrative agent with respect to engines in the WEST II facility. We receive monthly fees of 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST II on its engines. We may be removed as servicer and administrative agent by the affirmative vote of a requisite number of holders of WEST II facility notes upon the occurrence of certain specified events, including the following events, subject to WEST II following certain specified procedures and providing us certain cure rights as set forth in the servicing agreement:

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

•                  We fail to maintain the following financial covenant set forth in the Servicing Agreement: Maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization to interest ratio of 2.25-to-1.00

As of December 31, 2012, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST II, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.               PROPERTIES

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $3.2 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.1 million. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $64,800 and $28,000, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately

$219,000. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $17,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2012.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 14, 2013 there were approximately 3,064 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2012 and 2011, as reported by NASDAQ, are set forth below:

	2012		2011
	High	Low	High	Low
First Quarter	$14.82	$12.13	$14.20	$12.15
Second Quarter	13.14	11.75	13.69	12.55
Third Quarter	13.33	11.46	14.00	11.00
Fourth Quarter	14.71	12.35	12.19	9.91

During the years ended December 31, 2012 and 2011, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Stockholders:
None	n/a	n/a	n/a

Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	n/a	58,380
1996 Stock Option/Stock Issuance Plan*	136,928	$8.60	—
2007 Stock Incentive Plan	—	n/a	341,352
Total	136,928	$8.60	399,732

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 1,728,156 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2012. Of this amount, 69,508 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 341,352 shares which were available as of December 31, 2012 for future issuance under the 2007 Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million. The repurchased shares are to be subsequently retired. 928,261 shares totaling $12.7 million were repurchased in 2012 under our authorized plan. As of December 31, 2012, the total number of common shares outstanding was approximately 8.7 million.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
October	458	$13.79	458	$93,677
November	68	$14.27	68	$92,711
December	246	$14.10	246	$89,240
Total	772	$13.93	772	$89,240

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$94,591	$104,663	$102,133	$102,390	$102,421
Maintenance reserve revenue	41,387	39,161	34,776	46,049	33,716
Gain on sale of leased equipment	5,499	11,110	7,990	1,043	12,846
Other revenue	6,613	1,719	3,403	958	3,823
Total revenue	$148,090	$156,653	$148,302	$150,440	$152,806

Net income	$1,535	$14,508	$12,050	$22,367	$26,601

Net income (loss) attributable to common shareholders	$(3,793)	$11,380	$8,922	$19,239	$23,473

Basic earnings (loss) per common share	$(0.45)	$1.35	$1.03	$2.30	$2.85
Diluted earnings (loss) per common share	$(0.43)	$1.28	$0.96	$2.14	$2.68
Balance Sheet Data:
Total assets	$1,078,715	$1,133,205	$1,125,962	$1,097,702	$982,712
Debt (includes capital lease obligation)	$696,988	$718,134	$731,632	$726,235	$641,125
Shareholders’ equity	$199,553	$236,661	$226,970	$220,793	$192,207

Lease Portfolio:
Engines at end of the period	184	194	179	169	160
Spare parts packages at the end of the period	4	3	4	3	3
Aircraft at the end of the period	7	13	3	4	4

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2012, 160 of our leases were operating leases and 1 was a finance lease. As of December 31, 2012, we had 78 lessees in 42 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2012, our total lease portfolio consisted of 184 engines and related equipment, 7 aircraft and 4 spare engine parts packages with an aggregate net book value of $961.5 million. As of December 31, 2012, we also managed 33 engines and related equipment on behalf of other parties.

On December 30, 2005, we entered into a joint venture called WOLF with Oasis International Leasing (USA), Inc., which is now known as Waha Capital PJSC, and WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns and leases 15 engines with a net book value of $139.8 million at December 31, 2012.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2012, all but one of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 51 engines having a net book value of $118.5 million are depreciated using this policy.

It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines.  On July 1, 2011 and again on July 1, 2012, we adjusted the depreciation for certain older engine types within the portfolio. The 2012 change in depreciation estimate resulted in a $2.0 million increase in depreciation in 2012 and on an annual basis will result in an increase in depreciation expense of $4.0 million per year assuming no change in our portfolio. The net effect of the 2012 change in depreciation estimate is a reduction in 2012 net income of $1.0 million or $0.12 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

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

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Revenue is summarized as follows:

	Years Ended December 31,
	2012		2011
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$94,591	63.9%	$104,663	66.8%
Maintenance reserve revenue	41,387	27.9%	39,161	25.0%
Gain on sale of leased equipment	5,499	3.7%	11,110	7.1%
Other revenue	6,613	4.5%	1,719	1.1%
Total revenue	$148,090	100.0%	$156,653	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2012, decreased by 9.6% over the comparable period in 2011. This decrease primarily reflects lower portfolio utilization in the current period and a decrease in the average size of the lease portfolio, which translated into a lower amount of equipment on lease. The aggregate of net book value of equipment held for lease at December 31, 2012 and 2011, was $961.5 million and $981.5 million, respectively, a decrease of 2.0%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. At December 31, 2012, and 2011, respectively, approximately 86% and 82% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2012 was 83% compared to 86% in the prior year. During the year ended December 31, 2012, one aircraft and 7 engines were added to our lease portfolio at a total cost of $67.4 million (including capitalized costs). During the year ended December 31, 2011, 10 aircraft and 30 engines were added to our lease portfolio at a total cost of $135.4 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2012 increased 5.7% to $41.4 million from $39.2 million for the comparable period in 2011. This increase was primarily due to higher maintenance reserve revenues generated for engines on short term leases, for which usage was higher in 2012 than in the year ago period.

Gain on Sale of Leased Equipment. During the year ended December 31, 2012, we sold 14 engines, 1 aircraft and various engine-related equipment from the lease portfolio for a net gain of $5.5 million. During the year ended December 31, 2011, we sold 12 engines and various engine-related equipment from the lease portfolio for a net gain of $11.1 million. The 2011 gain on sales included $3.6 million which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to WMES in 2011, as described in footnote 4 to our consolidated financial statements.

Other Revenue. Our other revenue consists primarily of management fee income and lease administration fees, and increased $4.9 million from the prior year. The increase was primarily due to the recording of a gain of $2.0 million related to the receipt of an engine in exchange for an engine that was damaged while under lease. Other revenue also increased in the current period due to an increase in the number of engines managed, an increase in engine purchase arrangement fees, an increase in termination and other lessee settlements and the recording of a $0.2 million gain related to the settlement of an insurance claim of a casualty loss on a leased engine.

Depreciation Expense. Depreciation expense increased $1.3 million or 2.6% to $52.6 million for the year ended December 31, 2012, from the comparable period in 2011 due to changes in estimates of useful lives and residual values on certain older engine types. On July 1, 2011 and again on July 1, 2012, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2012 change in depreciation estimate resulted in a $2.0 million increase in depreciation for 2012. The net effect of the 2012 change in depreciation estimate is a reduction in 2012 net income of $1.0 million or $0.12 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $5.9 million for the year ended December 31, 2012, an increase of $2.5 million from the $3.3 million recorded in the comparable period in 2011. A write-down of $1.2 million was recorded for the year ended December 31, 2012 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A write-down of $4.7 million was recorded in the year ended December 31, 2012 due to a management decision to sell 2 engines and consign 5 engines for part out and sale. A write-down of $2.3 million was recorded for the year ended December 31, 2011 to adjust the carrying values of engine parts held on consignment for which market conditions for the sale of parts has changed. Write-downs on held for use equipment to their estimated fair values totaled $1.0 million for the year ended December 31, 2011, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values.

General and Administrative Expenses. General and administrative expenses decreased 3.2% to $34.6 million for the year ended December 31, 2012, from the comparable period in 2011 due to a decrease in employee bonus related to the Company’s financial results ($1.5 million), decreased legal and consulting expense (0.7 million) and decreased selling expenses ($0.3 million), which was partially offset by increases in taxes, fees and licenses ($0.5 million), bad debt expense ($0.4 million), employee benefits ($0.2 million) and system conversion expenses ($0.2 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 16.5% to $7.0 million for the year ended December 31, 2012, from the comparable period in 2011 due mainly to a decrease in engine maintenance costs due to lower repair activity ($1.3 million), lower engine thrust rental fees due to a decrease in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.4 million) and decreased sub-lease rental expense resulting from the termination of a sublease rental program in September 2011 ($0.3 million). The decreases were partially offset by an increase in storage expenses ($0.7 million).

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment and derivatives termination. Interest expense decreased 9.8% to $31.7 million for the year ended December 31, 2012, from the comparable period in 2011, due to a decrease in the average debt outstanding and a decrease in the average notional value of interest rate swaps held throughout the period which were at a higher rate than the prevailing interest rates on our debt. As of December 31, 2012, $282.0 million of our debt is tied to one-month U.S. dollar LIBOR which was 0.23% for each of the years ended December 31, 2012 and 2011 (average of month-end rates). At December 31, 2012 and 2011, one-month LIBOR was 0.21% and 0.30%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2012, such swap agreements had notional outstanding amounts of $100.0 million, with a remaining term of eleven months and a fixed rate of 2.10%. In 2012 and 2011, $6.4 million and $11.3 million was realized through the income statement as an increase in interest expense, respectively.

We recorded a loss on extinguishment of debt and derivative instruments of $15.5 million for the year ended December 31, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.2 million. Upon the closing of WEST II on September 17, 2012, at which time the WEST floating rate debt was fully repaid, six interest rate swaps with a notional value of $215.0 million that were assigned to the WEST debt were terminated. The effective portion of the loss on these cash flow hedges was $10.1 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the year ended December 31, 2012.

Interest income for the year ended December 31, 2012 and 2011, decreased by 52.1% to $0.08 million compared to the year ago period due to a decrease in deposit balances.

Income Taxes. Income taxes for the year ended December 31, 2012, decreased to $1.2 million from $9.4 million for the comparable period in 2011 reflecting decreased pre-tax income. The overall effective tax rate for the year ended December 31, 2012 was 43.0% compared to 39.1% for the prior year. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenue is summarized as follows:

	Years Ended December 31,
	2011		2010
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$104,663	66.8%	$102,133	68.9%
Maintenance reserve revenue	39,161	25.0	34,776	23.4
Gain on sale of leased equipment	11,110	7.1	7,990	5.4
Other revenue	1,719	1.1	3,403	2.3
Total revenue	$156,653	100.0%	$148,302	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2011, increased by 2.4% over the comparable period in 2010. This increase primarily reflects growth in size of the lease asset portfolio which translated into a higher amount of equipment on lease throughout the year. The sale of lease assets in the last half of 2011 resulted in a drop in the year end portfolio value compared to the year ago period. The aggregate of net book value of equipment held for lease at December 31, 2011 and 2010, was $981.5 million and $998.0 million, respectively, a decrease of 1.7%. At December 31, 2011, and 2010, respectively, approximately 82% and 90% of equipment by net book value was on-lease. . The average utilization for each of the years ended December 31, 2011 and December 31, 2010 was 86%. During the year ended December 31, 2011, 10 aircraft and 30 engines were added to our lease portfolio at a total cost of $135.4 million (including capitalized costs). During the year ended December 31, 2010, 16 engines were added to our lease portfolio at a total cost of $120.0 million (including capitalized costs).

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

Other Revenue. Our other revenue consists primarily of management fee income and lease administration fees, and decreased $1.7 million from the prior year. The decrease was primarily due to the sale of our interest in the SSAMC joint venture in 2010 for $3.5 million, which generated a gain of $2.0 million in the prior year. This was partially offset in 2011 by higher fees earned on a larger portfolio of engines managed on behalf of third parties.

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

In November 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This ASU requires companies to provide information about trading financial instruments and related derivatives in expanded disclosures. This ASU is the result of a joint project conducted by the FASB and the IASB to enhance disclosures and provide converged disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance provided in ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $603.7 million, $132.4 million and $174.8 million, in the years ended December 31, 2012, 2011 and 2010, respectively, was derived from this activity. In these same time periods $626.9 million, $146.4 million and $170.0 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $67.3 million, $76.7 million and $56.6 million in the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, $1.2 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $61.5 million, $144.3 million and $121.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86%, by book value, of our assets were on-lease at December 31, 2012 compared to approximately 82% at December 31, 2011. The average utilization rate for the year ended December 31, 2012 was 83% compared to 86% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We will purchase 11 of the engines for $65.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) will purchase the remaining 8 engines for $54.5 million. We will fund this transaction with available funds from our revolving credit facility.

At December 31, 2012, notes payable consists of loans totaling $697.0 million payable over periods of approximately 1 to 10 years with interest rates varying between approximately 3.0% and 5.5% (excluding the effect of our interest rate derivative instruments). At December 31, 2012, we had a revolving credit facility totaling approximately $430.0 million compared to $345.0 million at December 31, 2011. At December 31, 2012, and December 31, 2011, respectively, approximately $148.0 million and $117.0 million were available under these facilities.

Our significant debt instruments are discussed below:

At December 31, 2012, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of December 31, 2012, $148.0 million was available under this facility. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.20 as calculated under the terms of the revolving credit facility at September 30, 2012, the interest rate on this facility is one-month LIBOR plus 2.75% as of December 31, 2012. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, WEST II, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, the net book value of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

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

As a result of this transaction the Company recorded a loss on extinguishment of debt and derivative instruments of $15.5 million in the year ended December 31, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.2 million.

At December 31, 2012, $386.7 million of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or those of any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. These terms resulted in the release of excess cash which had been held in our restricted cash accounts generating greater liquidity.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.6 million as of December 31, 2012.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.3 million as of December 31, 2012.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $17.3 million as of December 31, 2012.

At December 31, 2012 and 2011, one-month LIBOR was 0.21% and 0.30%, respectively.

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

At December 31, 2012, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At December 31, 2012, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $182.1 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2012, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $19.2 million of our debt is repayable during 2013.  Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2012:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$696,988	$19,237	$57,094	$333,589	$287,068
Interest payments under long-term debt obligations	189,510	30,555	56,489	42,111	60,355
Operating lease obligations	3,794	898	1,380	1,096	420
Purchase obligations	37,132	19,044	18,088	—	—
Interest payments under derivative rate instruments	1,696	1,696	—	—	—
Total	$929,120	$71,430	$133,051	$376,796	$347,843

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2012 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $38.5 million, for delivery in 2013 to 2015. As at December 31, 2012, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

We entered into a lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. This lease was amended on January 6, 2012 to cover an additional 2,159 square feet of office space. The total remaining rent commitment is approximately $3.2 million and expires September 30, 2018. The sub-lease of our premises in San Diego, California expires in October 2013. Our Shanghai, China office lease expires in December 2013. Our London, United Kingdom office lease expires in December 2015. Our Blagnac, France office lease expires in December 2013. Our Dublin, Ireland office lease expires in May 2017.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2013. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

We terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of WEST II on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.2 million and was reclassified out of accumulated other comprehensive income and recorded in earnings for the year ended December 31, 2012.

At December 31, 2012, $282.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of eleven months at a fixed rate of 2.10%. The fair value of the swaps at December 31, 2012 and 2011 was negative $1.7 million and negative $12.3 million, respectively, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $6.4 million and $11.3 million in 2012 and 2011, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods.

We will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

Island Air: Charles F. Willis, IV, our CEO and Chairman of our Board of Directors and the owner of approximately 31% of our common stock, was the sole owner of Island Air, a lessee of the Company since 2004. On February 26, 2013 the stock of Hawaii Island Air was sold to an unrelated third party.  While under common ownership, the independent members of our Board of Directors approved transactions between the Company and Island Air.

The Company and Island Air entered into a series of transactions over the past several years through which the Company provided equipment to Island Air in return for lease payments. The terms of the agreements have been amended from time to time with the Company accepting lower lease payments in some circumstances.

As of December 31, 2012, Island Air leased from the Company one DeHaviland DHC-8-100 aircraft under an operating lease and two DeHaviland DHC-8-100 aircraft and one spare engine under a finance lease. As of December 31, 2012, Island Air owed $4.5 million and $0.65 million under the finance lease and note payable, respectively. The Company received lease payments and recorded revenue from Island Air totaling $0.6 million, $1.6 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010.

In connection with the sale of its stock to an unrelated third party, on February 26, 2013, Island Air prepaid the note payable at a 45% discount of $0.4 million, conditioned on the other large creditors accepting similar reductions in the amounts due to them. The assets under lease to Island Air have a combined net book value of $4.0 million as of December 31, 2012. Management expects the new ownership should significantly improve the credit quality of the leases. Future lease rent revenue from Island Air totaling $6.2 million under the finance and operating leases is expected to be recorded through December 2015.

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the twelve months ended December 31, 2012, sales of consigned parts were $18,100. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%. As a December 31, 2012, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the twelve months ended December 31, 2012, sales of consigned parts were $52,600.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the twelve months ended December 31, 2012 under this program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2012, $282.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt (net of derivative instruments), would increase or decrease $1.8 million (in 2011, $3.2 million).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $1.7 million for the year ending December 31, 2013 as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During 2012, 2011, and 2010, respectively, 88%, 80% and 78% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2012, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 41.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Thomas C. Nord, Senior Vice President and General Counsel of the Company, will retire effective as of March 31, 2013.  Dean M. Poulakidas will assume Mr. Nord’s duties as the Company’s Senior Vice President and General Counsel on April 1, 2013.

In order to facilitate this transition, the Company and Mr. Nord entered into a Transition Agreement dated as of December 21, 2012 (the “Transition Agreement”) which outlines the terms of his compensation during the Company’s transition to a new General Counsel through May 31, 2013 (the “Transition Period”).  The Transition Agreement provides for a graduated reduction of Mr. Nord’s work schedule and related compensation during the Transition Period, from full-time at his normal salary in January 2013 to 60% in February and March 2013.  From April 1, 2013 through the remainder of the Transition Period Mr. Nord will be on retainer, compensated at a rate of $10,000 per month plus an hourly rate of $300/hour.  Mr. Nord’s unvested restricted stock scheduled to vest through March 31, 2013 will vest as scheduled.  Additionally, subject to the satisfaction of the Company’s CEO with the transition of Mr. Nord’s duties to his successor, Mr. Nord’s other restricted stock awards scheduled to vest in May, August and December 2013 would be accelerated to vest on April 1, 2013, and Mr. Nord would be paid a cash payment in lieu of a restricted stock award in recognition of his work on the Company’s WEST II transaction.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2012	2011
Audit fees	$657,984	$653,631
Audit-related fees	167,660	77,386
Tax fees	24,509	114,788
All other fees	—	25,000
Total	$850,153	$870,805

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 40.

(a) (2) Financial Statement Schedule

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 70.

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

10.14*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.15*

Security Trust Agreement dated as of September 14, 2012 by and among Willis Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, the Engine Trusts listed on Schedule V thereto, each of the additional grantors referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.15 to our report on Form 10-Q filed on November 9, 2012).

10.16*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.17*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.18*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.19*

Asset Transfer and Liquidation Agreement dated as of September 14, 2012 between the Registrant and Willis Engine Securitization Trust (incorporated by reference to Exhibit 10.19 to our report on Form 10-Q filed on November 9, 2012).

10.20*

Acquisition Transfer Agreement dated as of September 14, 2012 among the Registrant, Willis Engine Securitization Trust II, Facility Engine Acquisition LLC, WEST Engine Acquisition LLC, and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2012).

10.21	Transition Agreement dated as of December 21, 2012 between Registrant and Thomas C. Nord.
11.1	Statement re Computation of Per Share Earnings.
12.1	Statement re Computation of Ratios.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 16, 2010).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+

The following materials from the Company’s report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Financial Statements are submitted as a separate section of this report beginning on page 40.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 18, 2013

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 18, 2013	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 18, 2013	Chief Financial Officer	/s/ BRADLEY S. FORSYTH
	and Senior Vice President	Bradley S. Forsyth
(Principal Finance and Accounting Officer)

Date: March 18, 2013	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 18, 2013	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 18, 2013	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Director
Austin C. Willis

Date: March 18, 2013	Director	/s/ GERARD LAVIEC
Gerard Laviec

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willis Lease Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
March 18, 2013

 WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,379	$6,440
Restricted cash	24,591	76,252
Equipment held for operating lease, less accumulated depreciation of $242,529 and $228,708 at December 31, 2012 and 2011, respectively	961,459	981,505
Equipment held for sale	23,607	20,648
Operating lease related receivable, net of allowances of $980 and $477 at December 31, 2012 and 2011, respectively	12,916	8,434
Notes receivable, net of allowances of $654 and $840 at December 31, 2012 and 2011, respectively	—	542
Investments	21,831	15,239
Property, equipment & furnishings, less accumulated depreciation of $7,087 and $4,957 at December 31, 2012 and 2011, respectively	5,989	6,901
Equipment purchase deposits	1,369	1,369
Other assets	21,574	15,875
Total assets	$1,078,715	$1,133,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,374	$16,833
Liabilities under derivative instruments	1,690	12,341
Deferred income taxes	90,248	84,706
Notes payable, net of discount of $0 and $2,085 at December 31, 2012 and 2011, respectively	696,988	718,134
Maintenance reserves	63,313	54,509
Security deposits	6,956	6,278
Unearned lease revenue	4,593	3,743
Total liabilities	879,162	896,544

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 and 3,475,000 shares issued and outstanding at December 31, 2012 and 2011, respectively)	—	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,715,580 and 9,109,663 shares issued and outstanding at December 31, 2012 and 2011, respectively)	87	91
Paid-in capital in excess of par	47,785	56,842
Retained earnings	152,911	156,704
Accumulated other comprehensive loss, net of income tax benefit of $651 and $5,249 at December 31, 2012 and 2011, respectively	(1,230)	(8,891)
Total shareholders’ equity	199,553	236,661
Total liabilities and shareholders’ equity	$1,078,715	$1,133,205

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUE
Lease rent revenue	$94,591	$104,663	$102,133
Maintenance reserve revenue	41,387	39,161	34,776
Gain on sale of leased equipment	5,499	11,110	7,990
Other revenue	6,613	1,719	3,403
Total revenue	148,090	156,653	148,302

EXPENSES
Depreciation expense	52,591	51,250	48,704
Write-down of equipment	5,874	3,341	2,874
General and administrative	34,551	35,701	29,302
Technical expense	7,006	8,394	8,118
Net finance costs:
Interest expense	31,749	35,201	40,945
Interest income	(80)	(167)	(212)
Loss on debt extinguishment and derivatives termination	15,462	343	—
Total net finance costs	47,131	35,377	40,733
Total expenses	147,153	134,063	129,731

Earnings from operations	937	22,590	18,571

Earnings from joint ventures	1,759	1,295	1,109

Income before income taxes	2,696	23,885	19,680
Income tax expense	(1,161)	(9,377)	(7,630)
Net income	$1,535	$14,508	$12,050

Preferred stock dividends	2,493	3,128	3,128
Preferred stock redemption costs	2,835	—	—

Net income (loss) attributable to common shareholders	$(3,793)	$11,380	$8,922

Basic earnings (loss) per common share:	$(0.45)	$1.35	$1.03

Diluted earnings (loss) per common share:	$(0.43)	$1.28	$0.96

Average common shares outstanding	8,490	8,423	8,681
Diluted average common shares outstanding	8,791	8,876	9,251

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Twelve Months Ended December 31
	2012	2011	2010
Net income	$1,535	$14,508	$12,050

Other comprehensive income (loss):
Derivative instruments
Unrealized losses on derivative instruments	(4,311)	(8,933)	(22,057)
Reclassification adjustment for losses included in termination of derivative instruments	10,143	—	—
Reclassification adjustment for losses included in net income	6,427	11,349	18,633
Net gain (loss) recognized in other comprehensive income	12,259	2,416	(3,424)
Tax benefit (expense) related to items of other comprehensive income (loss)	(4,598)	(838)	1,242

Other comprehensive income (loss)	7,661	1,578	(2,182)
Total comprehensive income	$9,196	$16,086	$9,868

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2009	$31,915	9,182	$92	$60,671	$(8,287)	$136,402	$220,793

Net income	—	—	—	—	—	12,050	12,050

Unrealized loss from derivative instruments, net of tax benefit of $1,242	—	—	—	—	(2,182)	—	(2,182)

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(367)	(4)	(4,152)	—	—	(4,156)

Shares issued under stock compensation plans	—	429	5	1,264	—	—	1,269

Cancellation of restricted stock units in satisfaction of withholding tax	—	(63)	(1)	(775)	—	—	(776)

Stock-based compensation, net of forfeitures	—	—	—	2,678	—	—	2,678

Excess tax benefit from stock-based compensation	—	—	—	422	—	—	422

Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(10,469)	$145,324	$226,970

Net income	—	—	—	—	—	14,508	14,508

Unrealized gain from derivative instruments, net of tax expense of $838	—	—	—	—	1,578	—	1,578

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(435)	(4)	(5,657)	—	—	(5,661)

Cash settlement of stock options	—	(172)	(2)	(1,260)	—	—	(1,262)

Shares issued under stock compensation plans	—	614	6	666	—	—	672

Cancellation of restricted stock units in satisfaction of withholding tax	—	(78)	(1)	(967)	—	—	(968)

Stock-based compensation, net of forfeitures	—	—	—	3,173	—	—	3,173

Excess tax benefit from stock-based compensation	—	—	—	779	—	—	779

Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

Net income	—	—	—	—	—	1,535	1,535

Net unrealized loss from derivative instruments, net of tax expense of $4,598	—	—	—	—	7,661	—	7,661

Preferred stock dividends paid	—	—	—	—	—	(2,493)	(2,493)

Preferred stock redemption	(31,915)	—	—	—	—	(2,835)	(34,750)

Shares repurchased	—	(928)	(9)	(12,727)	—	—	(12,736)

Shares issued under stock compensation plans	—	627	6	1,719	—	—	1,725

Cancellation of restricted stock units in satisfaction of withholding tax	—	(93)	(1)	(1,193)	—	—	(1,194)

Stock-based compensation, net of forfeitures	—	—	—	3,144	—	—	3,144

Balances at December 31, 2012	$—	8,716	$87	$47,785	$(1,230)	$152,911	$199,553

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,535	$14,508	$12,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	52,591	51,250	48,704
Write-down of equipment	5,874	3,341	2,874
Stock-based compensation expenses	3,144	3,173	2,678
Amortization of deferred costs	3,982	4,544	5,246
Amortization of loan discount	341	532	594
Amortization of interest rate derivative cost	(236)	483	2,956
Allowances and provisions	503	54	(44)
Gain on sale of leased equipment	(5,499)	(11,110)	(7,990)
Gain on non-monetary exchange	(1,961)	—	—
Gain on insurance settlement	(173)	—	—
Gain on sale of interest in joint venture	—	—	(2,020)
Other non-cash items	—	(1,113)	—
Income from joint ventures, net of distributions	(957)	(485)	(160)
Non-cash portion of loss on debt extinguishment and derivatives termination	7,164	343	—
Deferred income taxes	1,161	9,377	7,630
Changes in assets and liabilities:
Receivables	(4,985)	385	(3,045)
Notes receivable	542	205	196
Other assets	(1,256)	(4,507)	(3,108)
Accounts payable and accrued expenses	(5,936)	(2,021)	3,733
Restricted cash	1,694	2,515	(17,383)
Maintenance reserves	8,804	4,067	3,690
Security deposits	678	552	245
Unearned lease revenue	301	569	(213)
Net cash provided by operating activities	67,311	76,662	56,633

Cash flows from investing activities:
Proceeds from sale of equipment held (net of selling expenses)	34,607	110,777	63,777
Proceeds from sale of interest in joint venture	—	—	3,500
Restricted cash for investing activities	1,754	(1,754)	—
Investment in joint ventures	(5,636)	(8,943)	—
Purchase of equipment held for operating lease	(61,464)	(144,334)	(121,509)
Purchase of property, equipment and furnishings	(1,219)	(904)	(399)
Net cash used in investing activities	(31,958)	(45,158)	(54,631)

Cash flows from financing activities:
Proceeds from issuance of notes payable	603,693	132,409	174,841
Debt issuance cost	(11,949)	(3,691)	(268)
Preferred stock dividends	(2,493)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	1,725	672	1,269
Cancellation of restricted stock units in satisfaction of withholding tax	(1,194)	(968)	(776)
Excess tax benefit from stock-based compensation	—	779	422
Redemption of preferred stock	(34,750)	—	—
Repurchase of common stock	(12,736)	(5,661)	(4,156)
Cash settlement of stock options	—	(1,262)	—
Principal payments on notes payable	(626,923)	(146,439)	(170,037)
Decrease in restricted cash	48,213	—	—
Net cash used in financing activities	(36,414)	(27,289)	(1,833)
Increase/(Decrease) in cash and cash equivalents	(1,061)	4,215	169
Cash and cash equivalents at beginning of period	6,440	2,225	2,056

Cash and cash equivalents at end of period	$5,379	$6,440	$2,225
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$21,528	$20,063	$17,629
Income Taxes	$105	$155	$549

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2012, 2011, 2010, a liability of $2,402, $0 and $6,099, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

During the years ended December 31, 2012, 2011, 2010, engines and equipment totaling  $22,935, $17,067 and $70,000, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

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

Willis Engine Securitization Trust II (“WEST II”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization. WEST Engine Acquisition LLC and Facility Engine Acquisition LLC are wholly-owned subsidiaries of WEST II and own the engines which secure the notes issued by WEST II. Willis Engine Securitization (Ireland) Limited is another wholly-owned subsidiary of WEST II and was established to facilitate certain international leasing activities by WEST II.

Management considers the continuing operations of our company to operate in one reportable segment.

(b)         Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST Engine Funding LLC, WEST Engine Funding (Ireland) Limited, WEST Engine Acquisition LLC, Facility Engine Acquisition LLC, WLFC (Ireland) Limited, Willis Lease (Ireland) Limited, WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited, Willis Aviation Finance Limited, Willis Lease France, Willis Lease (China) Limited, WEST Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)          Revenue Recognition

Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

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

In the years ended December 31, 2011 and 2010, the Company sold three and four engines to an investor group for $29.0 million and $32.9 million, respectively.  After the date of each sale, the Company retains responsibility to manage the engines that were sold to the investor group. Because the arrangements have multiple deliverables, the Company evaluated the arrangements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit. There were no such sales recorded in the year ended December 31, 2012.

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

The Company recognizes revenue from management fees under equipment management agreements as earned on a monthly basis. Management fees are based upon a percentage of net lease rents of the investor group’s engine portfolio calculated on an accrual basis and recorded in Other revenue.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2012, we had an aggregate of approximately $2.9 million in lease rent and $2.7 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

Our largest customer accounted for approximately 7.4% of total revenue during 2012. This customer had $106,000 in past due rents as of December 31, 2012. No other customer accounted for greater than 10% of total revenue in 2012, 2011 and 2010.

(d)         Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. The cost of overhauls of aircraft assets under long term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to the Company in accordance with the lease, and are not capitalized.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. No impairment charges were recorded in 2012 as a result of our review. Such reviews resulted in impairment charges for engines and aircraft of $1.0 million and $0.2 million in 2011 and 2010, respectively (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income).

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

Use fees billed are recognized in maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (See Note 7).

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2009-2011 and 2008-2011, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

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

(k)          Restricted Cash

We have certain bank accounts that are subject to restrictions in connection with our WEST II borrowings. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST II, cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. Security deposits are held until the end of the lease, at which time provided return conditions have been met, the deposit will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by us.

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

(n)         Per share information

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The computation of fully diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except for the inclusion of all potentially dilutive common shares. The reconciliation between basic common shares and fully diluted common shares is presented below:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,490	8,423	8,681
Potentially dilutive common shares	301	453	570
Total shares	8,791	8,876	9,251
Potential common stock excluded as anti-dilutive in period	—	—	4

(o)         Investments

We have two investments in joint ventures where we own 50% of the equity of the venture and account for these investments using the equity method of accounting. These investments are recorded at the amount invested plus or minus our 50% share of net income or loss less any distributions or return of capital received from the entity.

We also had an investment in a non-marketable security, which was recorded at cost. The investment was sold in November 2010 for $3.5 million resulting in a gain of $2.0 million that was recorded as Other revenue in 2010.

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

(q)         Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.6 million, $1.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(r)           Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value which are the following:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2012, we measure the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2012, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a net liability fair value of $1.7 million and $12.3 million as of December 31, 2012 and December 31, 2011, respectively. In 2012 and 2011, $6.4 million and $11.3 million, respectively, were realized through the income statement as an increase in interest expense, and in 2012, $10.2 million was realized through the income statement as a net loss on debt extinguishment and derivatives termination.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2012 and 2011:

	Assets and (Liabilities) at Fair Value
	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Derivatives	$(1,690)	$—	$(1,690)	$—	$(12,341)	$—	$(12,341)	$—
Total	$(1,690)	$—	$(1,690)	$—	$(12,341)	$—	$(12,341)	$—

In 2012 and 2011, all hedges were effective and no change in fair value was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, and the gains (losses) recorded as of December 31, 2012 and 2011 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2012				December 31, 2011				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2012	2011
	(in thousands)								(in thousands)
Equipment held for operating lease	$—	$—	$—	$—	$8,302	$—	$8,302	$—	$—	$(1,035)
Equipment held for sale	6,281	—	6,281	$—	2,501	—	1,862	639	(5,874)	(2,306)
Total	$6,281	$—	$6,281	$—	$10,803	$—	$10,164	$639	$(5,874)	$(3,341)

We determine fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. During 2011, the Company used Level 2 inputs to measure impairment of long-lived assets held and used that had been identified as impaired. These assets, with a carrying amount of $9.3 million, were written down to their fair value of $8.3 million, resulting in an impairment charge of $1.0 million, which was included in earnings in 2011. At each of December 31, 2012 and December 31, 2011, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of engines that were held as consignment inventory with third parties. An asset write-down of $5.9 million and $2.3 million was recorded in 2012 and 2011, respectively, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

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

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

(t)            Subsequent Events

On February 26, 2013, the stock of Hawaii Island Air, a lessee and related party of the Company as of December 31, 2012, was sold to an unrelated third party.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We will purchase 11 of the engines for $65.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) will purchase the remaining 8 engines for $54.5 million. We will fund this transaction through our revolving credit facility and WMES will fund its purchases through its own borrowing capacity.

(2) Equipment Held for Lease

At December 31, 2012, we had 184 aircraft engines and related equipment with a cost of $1,156.7 million, 4 spare parts packages with a cost of $5.9 million and 7 aircraft with a cost of $37.2 million, in our lease portfolio. At December 31, 2011, we had 194 aircraft engines and related equipment with a cost of $1,171.4 million, 3 spare parts packages with a cost of $5.1 million and 13 aircraft with a cost of $30.7 million, in our lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2012	2011	2010
	(in thousands)
Region
United States	$11,693	$20,790	$22,662
Mexico	6,075	6,806	6,367
Canada	5,206	3,183	1,662
Europe	35,001	38,626	32,604
South America	9,196	9,818	14,380
Asia	18,585	18,635	18,413
Africa	2,307	2,084	432
Middle East	6,528	4,721	5,613
Totals	$94,591	$104,663	$102,133

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2012	2011	2010
	(in thousands)
Region
United States	$5,875	$9,663	$11,371
Mexico	2,472	3,609	3,686
Canada	3,015	1,731	957
Europe	11,162	13,844	13,313
South America	4,482	5,266	6,812
Asia	6,212	7,162	7,014
Africa	746	1,180	246
Middle East	3,011	1,727	2,859
Off-lease and other	(15,130)	(10,539)	(9,923)
Totals	$21,845	$33,643	$36,335

	Years Ended December 31,
Net book value of equipment held for operating lease	2012	2011	2010
	(in thousands)
Region
United States	$68,845	$128,989	$170,742
Mexico	59,694	66,317	59,869
Canada	17,658	30,987	14,786
Europe	299,505	305,154	345,256
South America	87,660	86,301	84,238
Asia	229,946	159,022	180,936
Africa	5,280	11,844	12,268
Middle East	74,644	49,208	46,791
Off-lease and other	118,227	143,683	83,115
Totals	$961,459	$981,505	$998,001

As of December 31, 2012 and 2011, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2012 Net Book Value
(in thousands)
Off-lease and other	$118,227
Month-to-month leases	149,585
Leases expiring 2013	339,598
Leases expiring 2014	76,485
Leases expiring 2015	43,243
Leases expiring 2016	79,600
Leases expiring 2017	58,583
Leases expiring thereafter	96,138
$961,459

Lease Term	December 31, 2011 Net Book Value
(in thousands)
Off-lease and other	$143,683
Month-to-month leases	151,828
Leases expiring 2012	301,385
Leases expiring 2013	84,393
Leases expiring 2014	49,149
Leases expiring 2015	36,571
Leases expiring 2016	75,510
Leases expiring thereafter	138,986
$981,505

As of December 31, 2012, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2013	$56,492
2014	38,655
2015	30,436
2016	23,172
2017	14,620
Thereafter	18,133
$181,508

(3) Notes Receivable

At December 31, 2012, we had one Note Receivable of $0.7 million relating to settlement agreements for the payment of outstanding balances from one lessee for two aircraft and one engine. This note had an original principal balance of $1.0 million and is payable monthly over five years with interest of 5.0% per annum, with a final payment due in April 2016. Due to concerns regarding collectability, we have fully reserved for the amount owing under this unsecured note.

(4) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million and $5.6 million capital contributions to WMES in the years ended December 31, 2011 and December 31, 2012, respectively, for the purchase of 8 engines from third parties, increasing the number of engines in the lease portfolio to 15. The $14.6 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $11.0 million, which has increased to $11.8 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement through March 31, 2013. WMES also established a separate credit facility for $8.0 million to fund the purchase of an engine, which is repayable over the 7 year term of the facility. Our investment in the joint venture is $11.8 million and $5.4 million as of December 31, 2012 and December 31, 2011, respectively.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at LIBOR plus 1.0% to 2.5% and maturing in 2013. These aircraft are currently on lease to Emirates until March and May 2013. Our investment in the joint venture is $10.1 million and $9.9 million as of December 31, 2012 and December 31, 2011, respectively.

Year Ending December 31, 2012 and 2011 (in thousands)	WOLF	WMES	Total
Investment in joint ventures as of December 31, 2010	$9,381	$—	$9,381
Investment	—	5,373	5,373
Earnings from joint ventures	1,292	3	1,295
Distribution	(810)	—	(810)
Investment in joint ventures as of December 31, 2011	$9,863	$5,376	$15,239
Investment	—	5,635	5,635
Earnings from joint ventures	1,004	755	1,759
Distribution	(802)	—	(802)
Investment in joint ventures as of December 31, 2012	$10,065	$11,766	$21,831

In July 1999, we entered into an agreement to participate in a joint venture formed as a limited company - Sichuan Snecma Aero-engine Maintenance Co. Ltd. (“Sichuan Snecma”) for the purpose of providing airlines in the Asia Pacific area with modern maintenance, leased engines and spare parts. Sichuan Snecma focuses on providing maintenance services for CFM56 series engines and is located in Chengdu, China. The investment of $1.48 million represented a 4.6% interest in the joint venture. On November 8, 2010, the sale of the Company’s interest in Sichuan Snecma was completed. The sales proceeds totaled $3.5 million, resulting in a gain of $2.0 million on the sale which was recorded as Other revenue in 2010.

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $430.0 million and $345.0 million at December 31, 2012 and 2011, respectively, which revolves until the maturity date of November 2016.	$282,000	$228,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	386,724	—

WEST Series 2005-A1 term notes payable at a floating rate of interest based on LIBOR plus 1.25%, maturing in July 2018. Secured by engines. Repaid in September 2012.	—	99,763

WEST Series 2008-A1 term notes payable at a floating rate of interest based on LIBOR plus 1.50%, maturing in March 2021. Secured by engines. Repaid in September 2012.	—	151,120

WEST Series 2007-A2 warehouse notes payable of $0 million (2011, $162.5 million) payable at a floating rate of interest based on LIBOR plus 2.25%, maturing in January 2024; and $0 million (2011, $23.5 million) Series 2007-B2 warehouse notes payable at LIBOR plus 4.75%, maturing in January 2026. Secured by engines. Repaid in September 2012.	—	185,937

Note payable at a floating rate of LIBOR plus 3.00%. Secured by Series 2005-B1 notes. Repaid in September 2012.	—	16,180

Note payable at a floating rate of LIBOR plus 4.00%. Secured by Series 2008-B1 notes. Repaid in September 2012.	—	15,212

Note payable at a fixed interest rate of 8.00%, unsecured. Repaid in September 2012.	—	1,500

Note payable at a fixed interest rate of 4.50%, maturing in January 2014. Secured by engines.	17,338	18,840

Note payable at a fixed rate of 5.50%, maturing in September 2017. Secured by one engine.	8,593	—

Note payable at a fixed interest rate of 3.94%, maturing in September 2014. Secured by an aircraft.	2,333	3,667

Total notes payable before discount	$696,988	$720,219

WEST Series 2005-A1 term notes discount, $3,000 at issuance, and WEST Series 2008-A1 term notes discount, $2,888 at issuance, net of amortization	—	(2,085)

Total notes payable	$696,988	$718,134

At December 31, 2012, one-month LIBOR was 0.21%. At December 31, 2011, the one-month LIBOR rate was 0.30%.

Principal outstanding at December 31, 2012, is repayable as follows:

Year	(in thousands)
2013	$19,237
2014	36,160
2015	20,934
2016 (includes $282.0 million outstanding on revolving credit facility)	304,215
2017	29,373
Thereafter	287,069
$696,988

Certain of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2012.

At December 31, 2012, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At December 31, 2012, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $182.1 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2012, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At December 31, 2012, notes payable consists of loans totaling $697.0 million payable over periods of approximately 1 to 10 years with interest rates varying between approximately 3.0% and 5.5% (excluding the effect of our interest rate derivative instruments). At December 31, 2012, we had a revolving credit facility totaling approximately $430.0 million compared to $345.0 million at December 31, 2011. At December 31, 2012, and December 31, 2011, respectively, approximately $148.0 million and $117.0 million were available under these facilities. The significant facilities are described below.

At December 31, 2012, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of December 31, 2012, $148.0 million was available under this facility. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.20 as calculated under the terms of the revolving credit facility at September 30, 2012, the interest rate on this facility is LIBOR plus 2.75% as of December 31, 2012. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, WEST II, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, the net book value of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility.

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

As a result of this transaction the Company recorded a loss on extinguishment of debt and derivative instruments of $15.5 million in the year ended December 31, 2012 as a result of the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.2 million.

At December 31, 2012, $386.7 million of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. These terms resulted in the release of excess cash which had been held in our restricted cash accounts generating greater liquidity.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.6 million as of December 31, 2012.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.3 million as of December 31, 2012.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $17.3 million as of December 31, 2012.

(6) Derivative Instruments

As discussed in Note 5, we terminated six interest rate swaps with a notional value of $215.0 million on September 17, 2012. The originally specified hedged forecasted transactions were terminated upon the closing of WEST II on September 17, 2012. The effective portion of the loss on these cash flow hedges was $10.2 million and was reclassified out of accumulated other comprehensive income and recorded in 2012 earnings. As of December 31, 2012, we have one interest rate swap related to our revolving credit facility.

We hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $282.0 million of our borrowings at December 31, 2012 at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. At December 31, 2012, we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million, with a remaining term of eleven months and a fixed rate of 2.10%. At December 31, 2011, we were a party to interest rate swap agreements with notional outstanding amounts of $375.0 million, remaining terms of between three and forty months and fixed rates of between 2.10% and 5.05%. The net fair value of the swaps at December 31, 2012 and 2011 was negative $1.7 million and negative $12.3 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of December 31, 2012, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at December 31, 2012, we anticipate that net finance costs will be increased by approximately $1.7 million for the year ending December 31, 2013 due to the interest rate derivative contracts currently in place.

We terminated three swaps with a notional value of $105.0 million on November 18, 2009. The originally specified hedged forecasted transactions remain probable to occur as the debt remains in place. The effective portion of the loss on these hedges at the termination date was $2.6 million and is being reclassified into earnings over the original term of the swaps.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivative instruments, by contract type:

	Derivatives
		Fair Value
		Years Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2012	2011
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$1,690	$12,341

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2012, 2011 and 2010:

		Amount of Loss (Gain) Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2012	2011	2010
		(in thousands)
Interest rate contracts	Interest expense	$6,427	$11,349	$18,633
Reclassification adjustment for losses included in termination of derivative instruments	Loss on debt extinguishment and derivative termination	$10,143	$—	$—
Total		$16,570	$11,349	$18,633

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2012, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
	Years Ended December 31,				Years Ended December 31,
	2012	2011	2010	(Effective Portion)	2012	2011	2010
	(in thousands)				(in thousands)
Interest rate contracts*	$508	$1,933	$(6,380)	Interest expense	$6,427	$11,349	$18,633
Total	$508	$1,933	$(6,380)	Total	$6,427	$11,349	$18,633

* These amounts are shown net of $6.7 million, $10.9 million and $15.7 million of interest payments reclassified to the income statement during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place at December 31, 2012 is a large financial institution in the United States that possesses an investment grade credit rating. Based on this rating, the Company believes that the counterparty is currently creditworthy and that their continuing performance under the hedging agreement is probable, and has not required the counterparty to provide collateral or other security to the Company.

(7) Income Taxes

The components of income tax expense for the years ended December 31, 2012, 2011 and 2010, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Total
	(in thousands)
December 31, 2012
Current	$175	$37	$212
Deferred	707	242	949
Total 2012	$882	$279	$1,161

December 31, 2011
Current	$1,373	$(331)	$1,042
Deferred	9,783	(1,448)	8,335
Total 2011	$11,156	$(1,779)	$9,377

December 31, 2010
Current	$(458)	$321	$(137)
Deferred	7,609	158	7,767
Total 2010	$7,151	$479	$7,630

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2012		2011		2010
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	916	34.0	8,147	34.0	6,690	34.0
State taxes, net of federal benefit	185	6.9	(38)	(0.2)	713	3.7
State income tax apportionment adjustment	—	—	(1,137)	(4.7)	(396)	(2.0)
Extraterritorial income exclusion	—	—	(7)	—	(101)	(0.5)
Tax consequesnces of the sale of engines to WMES	(46)	(1.7)	1,214	5.1	—	—
Uncertain tax positions	97	3.6	195	0.8	113	0.6
Permanent differences-162(m)	385	14.3	737	3.1	406	2.1
Permanent differences and other	(376)	(14.1)	266	1.0	205	0.9
Effective income tax expense	1,161	43.0	9,377	39.1	7,630	38.8

In 2011 and 2010, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate in those years. In 2012, these assets and their associated leases no longer qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules.

For the years ended December 31, 2011 and 2010, the Company’s effective tax rate was reduced by $1.1 million and $0.4 million, respectively, related to a change in California state tax law enacted during 2009 regarding state apportionment of income which became effective in 2011.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2010	$113
Increases related to current year tax positions	195
Balance as of December 31, 2011	308
Increases related to current year tax positions	98
Balance as of December 31, 2012	$406

As of December 31, 2012 and 2011, we reserved $0.1 million and $0.2 million, respectively, for tax exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. We carried $0.1 million in specified tax reserves as of December 31, 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,550	$1,274
State taxes	706	603
Reserves and allowances	1,596	1,595
Other accruals	962	1,795
Alternative minimum tax credit	542	527
Net operating loss carry forward	32,470	21,805
Charitable contributions	18	16
Total deferred tax assets	37,844	27,615

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(124,292)	(113,956)
Other deferred tax liabilities	(4,451)	(3,612)
Net deferred tax liabilities	(128,743)	(117,568)

Other comprehensive income, deferred tax asset	651	5,247

Net deferred tax liabilities	$(90,248)	$(84,706)

As of December 31, 2012, we had net operating loss carry forwards of approximately $91.1 million for federal tax purposes and $18.3 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2022 to 2032 and the state net operating loss carry forwards will expire at various times from 2016 to 2022. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2012, we also had alternative minimum tax credit of approximately $0.5 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2012.  Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall”).  Although these additional tax benefits are reflected in net operating tax loss carryforwards, pursuant to SFAS 123R, in the amount of $2.2 million as of December 31, 2012, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. The tax effect of windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2012 are $0.8 million and will be recorded to paid in capital when recognized.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2012 and 2011 was estimated to have a fair value of approximately $697.3 million and $634.5 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

(9) Risk Management — Risk Concentrations and Interest Rate Risk

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

We place our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limit the amount of credit exposure to any one party. We opt for security of principal as opposed to yield. In late 2008, we moved substantial deposits to U.S. treasury securities to avoid risk of loss. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, risk is considered limited due to the relatively few lessees which have this provision in the lease.  We enter into interest rate swap agreements with counterparties that are investment grade financial institutions.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2012, one swap agreement had a notional outstanding amount of $100.0 million, a remaining term of eleven months at a fixed rate of 2.10%. In 2012, 2011 and 2010, $6.4 million, $11.3 million and $18.6 million was realized through the income statement as an increase in interest expense, respectively.

(10) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $3.2 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013, and the remaining lease commitment is approximately $0.1 million. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $64,800 and $28,000, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $219,000. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $17,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

We have made purchase commitments to secure the purchase of four engines and related equipment for a gross purchase price of $38.5 million, for delivery in 2013 to 2015. As at December 31, 2012, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

(11) Shareholders’ Equity

(a)         Preferred Stock

On February 7, 2006 we completed a public offering of 3,475,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock (Nasdaq: WLFCP) with a liquidation preference of $10.00 per share, or approximately $34.8 million in total. After underwriting commissions and expenses of issuance, we received net proceeds of approximately $31.9 million. The preferred stock accrued cash dividends from the date of issuance at a rate of 9.0% per annum, or approximately $260,625 per month.

On November 2, 2012, the Company redeemed all outstanding shares of its 9.0% Series A Cumulative Redeemable Preferred Stock for approximately $34.8 million in cash. The shares were redeemed at a redemption price of $10.00 per share. Accrued dividends of $147,687 were also paid on the redemption date. In conjunction with the redemption, we recognized a $2.8 million charge representing the original issuance costs that were paid in 2006, which reduced net income available to common shareholders for the year ended December 31, 2012.

(b)         Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million. During 2012, the Company repurchased 928,261 shares of common stock for approximately $12.7 million under this program, at a weighted average price of $13.72 per share. Of the total shares repurchased, 150,000 shares were repurchased from an executive officer for approximately $2.1 million at a five-day trailing average price of $14.06 per share. The repurchased shares were subsequently retired. As of December 31, 2012, the total number of common shares outstanding was 8.7 million.

(12) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, included in the accompanying consolidated statements of income were as follows:

	2012	2011	2010
	(in thousands)
2007 Stock Incentive Plan	$3,092	$3,108	$2,603
1996 Stock Option/Stock Issuance Plan	—	—	14
Employee Stock Purchase Plan	52	65	61
Total Stock Compensation Expense	$3,144	$3,173	$2,678

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 1,728,156 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31:

Shares
Restricted stock at December 31, 2009	558,304
Granted in 2010 (vesting over 4 years)	190,375
Granted in 2010 (vesting on first anniversary from date of issuance)	21,635
Cancelled in 2010	—
Vested in 2010	(194,523)
Restricted stock at December 31, 2010	575,791
Granted in 2011 (vesting over 4 years)	324,924
Granted in 2011 (vesting on first anniversary from date of issuance)	22,100
Cancelled in 2011	(27,477)
Vested in 2011	(244,044)
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted Stock at December 31, 2012	682,654

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2012 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 2.5 years totals $6.6 million. At December 31, 2012, the intrinsic value of unvested restricted stock awards is $9.8 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Value
Balance as of January 1, 2010	558,304	$11.14	$6,217,214
Shares granted	212,010	11.19	2,371,619
Shares cancelled	—	—	—
Shares vested	(194,523)	11.89	(2,312,649)
Balance as of December 31, 2010	575,791	$10.90	$6,276,184
Shares granted	347,024	12.45	4,318,920
Shares cancelled	(27,477)	11.34	(311,596)
Shares vested	(244,044)	11.14	(2,719,232)
Balance as of December 31, 2011	651,294	$11.61	$7,564,276
Shares granted	311,040	8.55	2,659,170
Shares cancelled	(8,988)	12.52	(112,521)
Shares vested	(270,692)	11.33	(3,067,357)
Balance as of December 31, 2012	682,654	$11.61	$7,043,568

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2012 and 2011, 18,482 and 19,983 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $3.19, $3.40 and $3.40 for 2012, 2011 and 2010, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise. In the year ended December 31, 2011, 369,310 options were exercised with a total intrinsic value at exercise date of approximately $2.1 million and no options were cancelled. In the year ended December 31, 2012, 306,653 options were exercised with a total intrinsic value at exercise date of approximately $2.4 million and no options were cancelled. There are 136,928 stock options vested and expected to vest under the 1996 Stock Option/Stock Issuance Plan which have an intrinsic value of $0.7 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	—	1,019,788	$6.68	2.53	$8,486,579
Options exercised	—	(206,146)	6.20
Options cancelled	—	(751)	6.50
Outstanding as of December 31, 2010	—	812,891	$6.80	1.81	$5,064,940
Options exercised	—	(369,310)	7.34
Options cancelled	—	—	—
Outstanding as of December 31, 2011	—	443,581	$6.35	1.82	$2,484,009
Options exercised	—	(306,653)	5.34
Options cancelled	—	—	—
Outstanding as of December 31, 2012	—	136,928	$8.60	2.23	$781,692

Vested and expected to vest at: December 31, 2012		136,928	$8.60	2.23	$781,692

Options exercisable at:
December 31, 2010		812,891	$6.80	1.81	$5,064,940
December 31, 2011		443,581	$6.35	1.82	$2,484,009
December 31, 2012		136,928	$8.60	2.23	$781,692

The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From $4.92 to $4.92	3,850	0.41	4.92	3,850	4.92
From $5.01 to $5.01	18,875	0.17	5.01	18,875	5.01
From $8.40 to $8.40	3,921	2.38	8.40	3,921	8.40
From $8.49 to $8.49	3,890	1.40	8.49	3,890	8.49
From $8.70 to $8.70	4,281	3.40	8.70	4,281	8.70
From $9.20 to $9.20	91,516	2.59	9.20	91,516	9.20
From $11.24 to $11.24	10,595	3.25	11.24	10,595	11.24
From $4.50 to $11.24	136,928	2.23	$8.60	136,928	$8.60

(13) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2012, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $17,000 (or $22,500 for employees at least 50 years of age). We match 50% of employee contributions up 8% of the employee’s salary which totaled $334,122 in 2012, $306,837 in 2011 and $303,000 in 2010.

(14) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data).

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,739	$35,153	$37,506	$39,692	$148,090
Net income (loss)	3,289	3,229	(7,194)	2,211	1,535

Net income (loss) attributable to common shareholders	2,507	2,447	(7,976)	(771)	(3,793)

Basic earnings (loss) per common share	0.30	0.29	(0.94)	(0.09)	(0.45)

Diluted earnings (loss) per common share	0.29	0.28	(0.91)	(0.09)	(0.43)

Average common shares outstanding	8,404	8,585	8,667	8,277	8,490
Diluted average common shares outstanding	8,756	8,848	8,889	8,525	8,791

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$40,812	$38,692	$39,480	$37,669	$156,653
Net income	5,063	3,481	2,316	3,648	14,508

Net income attributable to common shareholders	4,281	2,699	1,534	2,866	11,380

Basic earnings per common share	0.50	0.33	0.18	0.34	1.35

Diluted earnings per common share	0.47	0.31	0.17	0.33	1.28

Average common shares outstanding	8,552	8,322	8,397	8,425	8,423
Diluted average common shares outstanding	9,048	8,796	8,811	8,758	8,876

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,699	$32,778	$40,191	$39,634	$148,302
Net income	3,050	1,907	3,083	4,010	12,050

Net income attributable to common shareholders	2,268	1,125	2,301	3,228	8,922

Basic earnings per common share	0.26	0.13	0.27	0.37	1.03

Diluted earnings per common share	0.24	0.12	0.25	0.35	0.96

Average common shares outstanding	8,660	8,729	8,683	8,654	8,681
Diluted average common shares outstanding	9,303	9,255	9,080	9,199	9,251

(15) Related Party and Similar Transactions

Island Air: Charles F. Willis, IV, our CEO and Chairman of our Board of Directors and the owner of approximately 31% of our common stock, was the sole owner of Island Air, a lessee of the Company since 2004. On February 26, 2013 the stock of Hawaii Island Air was sold to an unrelated third party.  While under common ownership, the independent members of our Board of Directors approved transactions between the Company and Island Air.

The Company and Island Air entered into a series of transactions over the past several years through which the Company provided equipment to Island Air in return for lease payments. The terms of the agreements have been amended from time to time with the Company accepting lower lease payments in some circumstances.

As of December 31, 2012, Island Air leased from the Company one DeHaviland DHC-8-100 aircraft under an operating lease and two DeHaviland DHC-8-100 aircraft and one spare engine under a finance lease. As of December 31, 2012, Island Air owed $4.5 million and $0.65 million under the finance lease and note payable, respectively. The Company received lease payments and recorded revenue from Island Air totaling $0.6 million, $1.6 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010.

 In connection with the sale of its stock to an unrelated third party, on February 26, 2013, Island Air prepaid the note payable at a 45% discount of $0.4 million, conditioned on the other large creditors accepting similar reductions in the amounts due to them. The assets under lease to Island Air have a combined net book value of $4.0 million as of December 31, 2012. Future lease rent revenue from Island Air totaling $6.2 million under the finance and operating leases is expected to be recorded through December 2015.

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the twelve months ended December 31, 2012, sales of consigned parts were $18,100. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  As a December 31, 2012, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the twelve months ended December 31, 2012, sales of consigned parts were $52,600.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the twelve months ended December 31, 2012 under this program.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

December 31, 2012, 2011 and 2010

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2010
Accounts receivable, allowance for doubtful accounts	467	(35)	(9)	423
December 31, 2011
Accounts receivable, allowance for doubtful accounts	423	350	(296)	477
December 31, 2012
Accounts receivable, allowance for doubtful accounts	477	503	—	980

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.

	Balance at Beginning of Period	Additions	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2010
Notes receivable, allowance for doubtful accounts	—	—	—	—
December 31, 2011
Notes receivable, allowance for doubtful accounts	—	940	(100)	840
December 31, 2012
Notes receivable, allowance for doubtful accounts	840	—	(186)	654