Form 10-K/A
period 2012-12-31
WILLIS LEASE FINANCE CORP
filed 2013-04-03
CIK 1018164

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

Documents Incorporated by Reference

The registrant’s 2012 Annual Report on Form 10-K, Reports of Independent Registered Public Accounting Firms, and the Definitive Proxy Statement on Schedule 14-A, is incorporated by reference into Part IV hereof.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 18, 2013 (the “Original 10-K”), of Willis Lease Finance Corporation (the “Registrant”, the “Company”, “we” and “our”). We are filing this Amendment with respect to Item 15 of the Original 10-K to include the separate condensed financial schedules for fiscal years ended December 31, 2012, 2011 and 2010, respectively, as Schedule I, which should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements of the Original 10-K. Additionally, this Amendment corrects XBRL rendering that was incorrect at the time of the Original 10-K filing.

In connection with the filing of this Amendment, the currently dated certifications from our Chief Executive Officer, our Chief Financial Officer and consent of the independent registered public accounting firm are attached as exhibits hereto.

Except as described above, this Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring subsequent to the original filing date of the Original 10-K on March 18, 2013.

WILLIS LEASE FINANCE CORPORATION
2012 FORM 10-K ANNUAL REPORT

PART IV

Item 15.	Exhibits and Financial Statement Schedules	5

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of the Original 10-K is amended by the addition of the following:

(a) (2) Financial Statement Schedule

Schedule I, Parent Company Financial Statements, are submitted as a separate section of this report starting on page 5.

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
101+

The following materials from the Company’s report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated:	April 3, 2013

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: April 3, 2013	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: April 3, 2013	Chief Financial Officer and Senior Vice President	/s/ BRADLEY S. FORSYTH
	(Principal Finance and Accounting Officer)	Bradley S. Forsyth

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2012 and 2011

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,142	$6,429
Equipment held for operating lease, less accumulated depreciation	266,302	320,240
Equipment held for sale	18,271	14,164
Operating lease related receivable, net of allowances	3,688	3,395
Notes receivable, net of allowances	—	5
Investments	21,831	15,239
Investment in subsidiaries	198,443	148,104
Due from subsidiaries, net	—	2,298
Deferred income taxes	3,164	—
Property, equipment & furnishings, less accumulated depreciation	5,989	6,901
Equipment purchase deposits	1,369	1,369
Other assets, net	9,257	9,722
Total assets	$532,456	$527,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,313	$11,375
Due to subsidiaries, net	2,648	—
Liabilities under derivative instruments	1,690	2,789
Deferred income taxes	—	9,555
Notes payable	301,671	252,006
Maintenance reserves	11,787	11,820
Security deposits	1,994	2,676
Unearned lease revenue	1,800	984
Total liabilities	332,903	291,205

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 and 3,475,000 shares issued and outstanding at December 31, 2012 and 2011, respectively)	—	31,915
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,715,580 and 9,109,663 shares issued and outstanding at December 31, 2012 and 2011, respectively)	87	91
Paid-in capital in excess of par	47,785	56,842
Retained earnings	152,911	156,704
Accumulated other comprehensive loss, net of income tax benefit	(1,230)	(8,891)
Total shareholders’ equity	199,553	236,661
Total liabilities and shareholders’ equity	$532,456	$527,866

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011	2010
REVENUE
Lease rent revenue	$30,564	$36,181	$28,486
Maintenance reserve revenue	13,139	11,344	11,187
Gain on sale of leased equipment	3,605	7,895	3,782
Other revenue	10,809	12,487	14,586
Total revenue	58,117	67,907	58,041

EXPENSES
Depreciation expense	18,764	17,783	14,800
Write-down of equipment	2,621	2,306	2,874
General and administrative	30,565	34,151	27,917
Technical expense	3,336	3,711	3,720
Net finance costs:
Interest expense	11,471	14,328	15,039
Interest income	—	(40)	(25)
Loss on debt extinguishment	94	343	—
Total net finance costs	11,565	14,631	15,014
Total expenses	66,851	72,582	64,325

Loss from operations	(8,734)	(4,675)	(6,284)

Earnings from joint ventures	1,759	1,295	1,109

Loss before income taxes	(6,975)	(3,380)	(5,175)
Income tax benefit/(expense)	2,196	(628)	1,602

Equity in income of subsidiaries, net of tax of $3,357, $8,902, and $9,232 at December 31, 2012, 2011, and 2010, respectively	6,314	18,516	15,623

Net income	$1,535	$14,508	$12,050

Preferred stock dividends	2,493	3,128	3,128
Preferred stock redemption costs	2,835	—	—

Net income (loss) attributable to common shareholders	$(3,793)	$11,380	$8,922

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Twelve Months Ended December 31
	2012	2011	2010
Net income	$1,535	$14,508	$12,050

Other comprehensive income (loss):
Derivative instruments
Unrealized losses on derivative instruments	(1,039)	(2,145)	(6,254)
Reclassification adjustment for losses included in net income	1,901	3,356	5,781
Net gain (loss) recognized in other comprehensive income	862	1,211	(473)
Tax benefit (expense) related to items of other comprehensive income (loss)	(406)	(420)	171

Other comprehensive income (loss) from parent	456	791	(302)
Other comprehensive income (loss) from subsidiaries	7,205	787	(1,880)
Total other comprehensive income (loss)	7,661	1,578	(2,182)
Total comprehensive income	$9,196	$16,086	$9,868

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,535	$14,508	$12,050
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(6,314)	(18,516)	(15,623)
Depreciation expense	18,764	17,783	14,800
Write-down of equipment	2,621	2,306	2,874
Stock-based compensation expenses	3,144	3,173	2,678
Amortization of deferred costs	2,215	1,360	2,719
Amortization of interest rate derivative cost	(236)	483	2,956
Allowances and provisions	34	(157)	(21)
Gain on sale of leased equipment	(3,605)	(7,895)	(3,782)
Gain on insurance settlement	(173)	—	—
Gain on sale of interest in joint venture	—	—	(2,020)
Other non-cash items	—	(1,113)	—
Income from joint ventures, net of distributions	(957)	(485)	(160)
Non-cash portion of loss on debt extinguishment	94	343	—
Deferred income taxes	(2,196)	4,325	(2,041)
Changes in assets and liabilities:
Receivables	(292)	(1,037)	(908)
Notes receivable	5	78	259
Other assets	(1,329)	(910)	(2,146)
Accounts payable and accrued expenses	(2,421)	(9,066)	4,473
Due to / from subsidiaries	4,946	553	(546)
Maintenance reserves	2,898	3,008	(2,590)
Security deposits	(641)	759	379
Unearned lease revenue	335	(72)	144
Net cash provided by operating activities	18,427	9,428	13,495

Cash flows from investing activities:
Increase in investment in subsidiaries	(100,649)	(1,800)	(21,814)
Distributions received from subsidiaries	106,183	22,851	39,314
Proceeds from sale of equipment held for operating lease (net of selling expenses)	21,371	61,309	13,520
Proceeds from sale of interest in joint ventures	—	—	3,500
Investment in joint venture	(5,636)	(8,943)	—
Purchase of equipment held for operating lease	(40,465)	(99,132)	(25,946)
Purchase of property, equipment and furnishings	(1,219)	(904)	(399)
Net cash provided by (used in) investing activities	(20,415)	(26,619)	8,175

Cash flows from financing activities:
Proceeds from issuance of notes payable	236,392	132,409	120,466
Debt issuance cost	(516)	(3,565)	(268)
Preferred stock dividends	(2,493)	(3,128)	(3,128)
Proceeds from shares issued under stock compensation plans	1,725	672	1,268
Cancellation of restricted stock units in satisfaction of withholding tax	(1,194)	(968)	(775)
Excess tax benefit from stock-based compensation	—	779	422
Redemption of preferred stock	(34,750)	—	—
Repurchase of common stock	(12,736)	(5,661)	(4,156)
Cash settlement of stock options	—	(1,262)	—
Principal payments on notes payable	(186,727)	(97,858)	(135,309)
Net cash provided by (used in) financing activities	(299)	21,418	(21,480)
Increase/(Decrease) in cash and cash equivalents	(2,287)	4,227	190
Cash and cash equivalents at beginning of period	6,429	2,202	2,012

Cash and cash equivalents at end of period	$4,142	$6,429	$2,202
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$8,105	$9,307	$7,462
Income Taxes	$101	$155	$541
Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2012, 2011, 2010, engines and equipment totaling $14,156, $17,067 and $70, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

During the years ended December 31, 2012, 2011, 2010, engines and equipment totaling $56,562, $2,448 and $14,417, respectively, were transferred from the parent to its subsidiaries.