Form 10-Q
period 2013-03-31
WILLIS LEASE FINANCE CORP
filed 2013-05-07
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 3, 2013
Common Stock, $0.01 par value per share	8,819,130

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                 Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,357	$5,379
Restricted cash	32,493	24,591
Equipment held for operating lease, less accumulated depreciation of $253,994 and $242,529 at March 31, 2013 and December 31, 2012, respectively	1,019,295	961,459
Equipment held for sale	23,996	23,607
Operating lease related receivable, net of allowances of $928 and $980 at March 31, 2013 and December 31, 2012, respectively	9,927	12,916
Investments	28,070	21,831
Property, equipment & furnishings, less accumulated depreciation of $7,615 and $7,087 at March 31, 2013 and December 31, 2012, respectively	5,492	5,989
Equipment purchase deposits	1,369	1,369
Other assets	26,002	21,574
Total assets	$1,148,001	$1,078,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,061	$15,374
Liabilities under derivative instruments	1,218	1,690
Deferred income taxes	91,363	90,248
Notes payable	757,135	696,988
Maintenance reserves	66,992	63,313
Security deposits	9,805	6,956
Unearned lease revenue	5,634	4,593
Total liabilities	946,208	879,162

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,692,743 and 8,715,580 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	87	87
Paid-in capital in excess of par	48,177	47,785
Retained earnings	154,521	152,911
Accumulated other comprehensive loss, net of income tax benefit of $514 and $651 at March 31, 2013 and December 31, 2012, respectively	(992)	(1,230)
Total shareholders’ equity	201,793	199,553
Total liabilities and shareholders’ equity	$1,148,001	$1,078,715

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE
Lease rent revenue	$24,487	$24,085
Maintenance reserve revenue	9,229	8,578
Gain on sale of leased equipment	686	2,608
Other revenue	902	468
Total revenue	35,304	35,739

EXPENSES
Depreciation expense	13,610	12,506
Write-down of equipment	—	282
General and administrative	8,269	8,737
Technical expense	1,674	1,319
Net finance costs:
Interest expense	9,227	7,947
Interest income	—	(30)
Total net finance costs	9,227	7,917
Total expenses	32,780	30,761

Earnings from operations	2,524	4,978

Earnings from joint ventures	93	397

Income before income taxes	2,617	5,375
Income tax expense	(1,007)	(2,086)
Net income	$1,610	$3,289

Preferred stock dividends	—	782

Net income attributable to common shareholders	$1,610	$2,507

Basic earnings per common share:	$0.20	$0.30

Diluted earnings per common share:	$0.19	$0.29

Average common shares outstanding	8,033	8,404
Diluted average common shares outstanding	8,273	8,756

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,610	$3,289

Other comprehensive income:
Derivative instruments
Unrealized gain (loss) on derivative instruments	9	(2,300)
Reclassification adjustment for losses included in net income	366	2,448
Net gain recognized in other comprehensive income	375	148
Tax expense related to items of other comprehensive income	(137)	(54)

Other comprehensive income	238	94
Total comprehensive income	$1,848	$3,383

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2013 and 2012

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

Net income	—	—	—	—	—	3,289	3,289

Unrealized gain from derivative instruments, net of tax expense of $54	—	—	—	—	94	—	94

Preferred stock dividends paid	—	—	—	—	—	(782)	(782)

Shares repurchased	—	(141)	(2)	(1,791)	—	—	(1,793)

Shares issued under stock compensation plans	—	256	3	288	—	—	291

Cancellation of restricted stock units in satisfaction of withholding tax	—	(18)	—	(232)	—	—	(232)

Stock-based compensation, net of forfeitures	—	—	—	751	—	—	751

Excess tax benefit from stock-based compensation	—	—	—	213	—	—	213

Balances at March 31, 2012	$31,915	9,207	$92	$56,071	$(8,797)	$159,211	238,492

Balances at December 31, 2012	$—	8,716	$87	$47,785	$(1,230)	$152,911	$199,553

Net income	—	—	—	—	—	1,610	1,610

Unrealized gain from derivative instruments, net of tax expense of $137	—	—	—	—	238	—	238

Shares repurchased	—	(25)	—	(358)	—	—	(358)

Shares issued under stock compensation plans	—	20	—	230	—	—	230

Cancellation of restricted stock units in satisfaction of withholding tax	—	(18)	—	(263)	—	—	(263)

Stock-based compensation, net of forfeitures	—	—	—	783	—	—	783

Balances at March 31, 2013	$—	8,693	$87	$48,177	$(992)	$154,521	$201,793

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,610	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,610	12,506
Write-down of equipment	—	282
Stock-based compensation expenses	783	751
Amortization of deferred costs	1,049	967
Amortization of loan discount	—	124
Amortization of interest rate derivative cost	(96)	(55)
Allowances and provisions	(52)	(18)
Gain on sale of leased equipment	(686)	(2,608)
Income from joint ventures, net of distributions	(93)	(258)
Deferred income taxes	1,007	2,086
Changes in assets and liabilities:
Receivables	3,041	1,373
Other assets	6	(2,973)
Accounts payable and accrued expenses	144	(1,377)
Restricted cash	(5,695)	(9,847)
Maintenance reserves	3,679	3,128
Security deposits	(186)	245
Unearned lease revenue	430	293
Net cash provided by operating activities	18,551	7,908

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	3,166	24,075
Restricted cash for investing activities	(2,207)	31
Capital contribution to joint ventures	(6,146)	(1,868)
Purchase of equipment held for operating lease	(79,576)	(14,307)
Purchase of property, equipment and furnishings	(31)	(966)
Net cash (used in) provided by investing activities	(84,794)	6,965

Cash flows from financing activities:
Proceeds from issuance of notes payable	69,000	20,000
Debt issuance cost	(570)	(144)
Interest bearing security deposits	3,035	—
Preferred stock dividends	—	(782)
Proceeds from shares issued under stock compensation plans	230	291
Cancellation of restricted stock units in satisfaction of withholding tax	(263)	(232)
Excess tax benefit from stock-based compensation	—	213
Repurchase of common stock	(358)	(1,793)
Principal payments on notes payable	(8,853)	(33,265)
Net cash provided by (used in) financing activities	62,221	(15,712)
Decrease in cash and cash equivalents	(4,022)	(839)
Cash and cash equivalents at beginning of period	5,379	6,440

Cash and cash equivalents at end of period	$1,357	$5,601
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	8,140	4,713
Income Taxes	$—	$17

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2013 and 2012, engines and equipment totalling $2,141 and $4,429, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a) Basis of Presentation: Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2013  and December 31, 2012, and the results of our operations for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012. The results of operations and cash flows for the period ended March 31, 2013 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2013.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at March 31, 2013, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a net liability fair value of $1.2 million and $1.7 million as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and March 31, 2012, $0.4 million and $2.4 million, respectively, were realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2013 and December 31, 2012:

	Assets and (Liabilities) at Fair Value
	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(1,218)	$—	$(1,218)	$—	$(1,690)	$—	$(1,690)	$—
Total	$(1,218)	$—	$(1,218)	$—	$(1,690)	$—	$(1,690)	$—

During the three months ended March 31, 2013 and December 31, 2012, all hedges were effective and no ineffectiveness was recorded in earnings.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2013 and 2012, and the gains (losses) recorded during the three months ended March 31, 2013 and 2012 on those assets:

					Total Losses
	Assets at Fair Value (in thousands)				Three Months Ended
	Total	Level 1	Level 2	Level 3	March 31, 2013
					(in thousands)
Balance at March 31, 2013
Equipment held for sale	$23,996	$—	$23,966	$30	$—
Total	$23,996	$—	$23,966	$30	$—

					Total Losses
	Assets at Fair Value (in thousands)				Three Months Ended
	Total	Level 1	Level 2	Level 3	March 31, 2012
					(in thousands)
Balance at March 31, 2012
Equipment held for sale	$8,824	$—	$8,580	$244	$(282)
Total	$8,824	$—	$8,580	$244	$(282)

At March 31, 2013, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of certain engines that were held as inventory not consigned to third parties. The fair values of the assets held for sale categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at March 31, 2013 and March 31, 2012. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. No asset write-down was recorded in the three months ended March 31, 2013 and an asset write-down of $0.3 million was recorded in the three months ended March 31, 2012 based on a comparison of the asset net book values with the proceeds expected from the sale of engines.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $3.0 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $86,000. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $48,600 and $27,000, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $12,600. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

We have made purchase commitments to secure the purchase of five engines and related equipment for a gross purchase price of $46.7 million, for delivery in 2013 to 2015. As of March 31, 2013, non-refundable deposits paid related to these purchase commitments were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $6.1 million capital contributions to WMES in the years ended December 31, 2011, 2012 and the three months ended March 31, 2013, respectively, for the purchase of 16 engines from third parties, increasing the number of engines in the lease portfolio to 23. Mitsui & Co., Ltd. contributed equally the capital contribution to support all of these purchases. The $20.7 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $17.1 million, which has increased to $17.7 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement through March 31, 2013 and WMES is currently negotiating an extension. WMES also established a separate credit facility for $8.0 million to fund the purchase of an engine, which is repayable over the 7 year term of the facility. Our investment in the joint venture is $17.7 million and $11.8 million as of March 31, 2013 and December 31, 2012, respectively.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at one-month LIBOR plus 1.0% to 2.5% and maturing in May 2013. One of the aircraft is currently completing the lease return process with Emirates and the other aircraft will be returned from Emirates when the lease term expires in May 2013. Upon return, the airframes will be disassembled and parted out and the eight engines will be leased separately to airline customers. WOLF is currently working with the financial institution to structure a four year loan to support continued leasing operations. Our investment in the joint venture is $10.3 million and $10.1 million as of March 31, 2013 and December 31, 2012, respectively.

Three Months Ended March 31, 2013 (in thousands)	WOLF	WMES	Total

Investment in joint ventures as of December 31, 2012	$10,065	$11,766	$21,831
Capital contribution	—	6,146	6,146
Earnings (losses) from joint ventures	275	(182)	93
Distribution	—	—	—
Investment in joint ventures as of March 31, 2013	$10,340	$17,730	$28,070

5.  Long Term Debt

At March 31, 2013, notes payable consists of loans totaling $757.1 million, payable over periods of approximately 1 to 10 years with interest rates varying between approximately 3.0% and 5.5% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At March 31, 2013, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of March 31, 2013 and December 31, 2012, $83.0 million and $148.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.20, as calculated under the terms of the revolving credit facility at December 31 2012, the interest rate on this facility is LIBOR plus 2.75% as of March 31, 2013. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II, or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

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

At March 31, 2013 and December 31, 2012, $382.8 million and $386.7 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.5 million and $8.6 million as of March 31, 2013 and December 31, 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.0 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $16.9 million and $17.3 million as of March 31, 2013 and December 31, 2012, respectively.

Virtually all of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at March 31, 2013.

At March 31, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At March 31, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $183.3 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At March 31, 2013 and 2012, one-month LIBOR was 0.20% and 0.24%, respectively.

The following is a summary of the aggregate maturities of notes payable at March 31, 2013:

Year	(in thousands)
2013	$14,521
2014	36,023
2015	20,934
2016 (includes $347.0 million outstanding on revolving credit facility)	369,215
2017	29,373
Thereafter	287,069
$757,135

6.  Derivative Instruments

We hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $347.0 million and $282.0 million of our borrowings at March 31, 2013 and December 31, 2012, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. At March 31, 2013 and December 31, 2012, under our revolving credit facility, we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10% and a remaining term of eight months as of March 31, 2013. The net fair value of the swap at March 31, 2013 and December 31, 2012 was negative $1.2 million and negative $1.7 million, respectively, representing a net liability for us. The amount represents the estimated amount we would be required to pay if we terminated the swap.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of March 31, 2013, has used creditworthiness inputs that can be corroborated by observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at March 31, 2013, we anticipate that net finance costs will be increased by approximately $1.3 million for the 12 months ending March 31, 2014 due to the interest rate derivative contract currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$1,218	$1,690

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2013 and 2012:

		Amount of Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow	Location of Loss Recognized on Derivatives in	Three Months Ended March 31,
Hedging Relationships	the Statements of Income	2013	2012
		(in thousands)
Interest rate contracts	Interest expense	$366	$2,448
Total		$366	$2,448

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2013 and 2012:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,		from Accumulated OCI into Income	Three Months Ended March 31,
Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
	(in thousands)			(in thousands)
Interest rate contracts*	$472	$202	Interest expense	$(366)	$(2,448)
Total	$472	$202	Total	$(366)	$(2,448)

*                 These amounts are shown net of $0.5 million and $2.5 million of other comprehensive income reclassified to the income statement during the three months ended March 31, 2013 and 2012, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place at March 31, 2013 is a large financial institution in the United States that possesses an investment grade credit rating. Based on this rating, the Company believes that the counterparty is currently creditworthy and that their continuing performance under the hedging agreement is probable, and has not required the counterparty to provide collateral or other security to the Company.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,728,156 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2011, December 31, 2012 and the three months ended March 31, 2013:

Shares
Restricted stock at December 31, 2010	575,791
Granted in 2011 (vesting over 4 years)	324,924
Granted in 2011 (vesting on first anniversary from date of issuance)	22,100
Cancelled in 2011	(27,477)
Vested in 2011	(244,044)
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013	—
Cancelled in 2013	—
Vested in 2013	(43,750)
Restricted Stock at March 31, 2013	638,904

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.8 million and $0.7 million in stock compensation expense were recorded in the three months ended March 31, 2013 and March 31, 2012, respectively. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.3 years and totals $5.8 million at March 31, 2013 compared to 2.8 years and totaling $7.8 million at March 31, 2012. At March 31, 2013, the intrinsic value of unvested restricted stock awards issued through March 31, 2013 is $9.7 million. At March 31, 2012, the intrinsic value of unvested restricted stock awards issued through March 31, 2012 was $10.0 million. The 2007 Plan terminates on May 24, 2017.

In the three months ended March 31, 2013, 12,375 options under the 1996 Plan were exercised and 6,500 options were canceled. As of March 31, 2013, there are 118,053 stock options remaining under the 1996 Plan which have an intrinsic value of $0.7 million. In the three months ended March 31, 2012, 83,069 options under the 1996 Plan were exercised. As of March 31, 2012, there were 360,512 stock options remaining under the 1996 Plan having an intrinsic value of $2.3 million.

8.  Income Taxes

Income tax expense for the three months ended March 31, 2013 and 2012 was $1.0 million and $2.1 million, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 38.5% and 38.8%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

J.T. Power:  The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the three months ended March 31, 2013 and March 31, 2012, sales of consigned parts were $8,800 and $1,400, respectively. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  As of March 31, 2013, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the three months ended March 31, 2013 and March 31, 2012, sales of consigned parts were $400 and $44,800, respectively.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the three months ended March 31, 2013 and March 31, 2012 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2013 and December 31, 2012 was estimated to have a fair value of approximately $750.4 million and $697.3 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end. There have been no changes in our valuation technique during the three months ended March 31, 2013. The fair value of the Company’s notes payable at March 31, 2013 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $757.1 million as of March 31, 2013 and $697.0 million as of December 31, 2012.

11. Subsequent Events

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2012 Form 10-K.

Results of Operations

Three months ended March 31, 2013, compared to the three months ended March 31, 2012:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2013 increased 1.7% to $24.5 million from $24.1 million for the comparable period in 2012. This increase primarily reflects an increase in the size of the lease portfolio, which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at March 31, 2013 and 2012 was $1,019.3 million and $974.3 million, respectively, an increase of 4.6%. The average utilization for each of the three months ended March 31, 2013 and 2012 was 84%. At March 31, 2013 and 2012, respectively, approximately 82% and 85% of equipment held for lease by book value was on-lease.

During the three months ended March 31, 2013, we added $78.7 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2012, we added $14.6 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2013 increased 7.6% to $9.2 million from $8.6 million for the comparable period in 2012. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the three months ended March 31, 2013 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2013, we sold seven engines and other related equipment generating a net gain of $0.7 million. During the three months ended March 31, 2012, we sold five engines and other related equipment generating a net gain of $2.6 million.

Other Revenue. Our other revenue generally consists of management fee income and lease administration fees. Other income increased to $0.9 million from $0.5 million for the comparable period in 2012 primarily due to an increase in fees earned related to engines managed on behalf of third parties, which increased in number from the year ago period.

Depreciation Expense. Depreciation expense increased 8.8% to $13.6 million for the three months ended March 31, 2013 from $12.5 million in the comparable period in 2012, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2012 but did not affect the first quarter of 2012. As of July 1, 2012, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2012 change in depreciation estimate resulted in a $0.7 million increase in depreciation for the three months ended March 31, 2013. The net effect of the 2012 change in depreciation estimate is a reduction in net income of $0.4 million or $0.05 in diluted earnings per share for the three months ended March 31, 2013 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. There was no write-down of equipment recorded in the three months ended March 31, 2013. There was $0.3 million in equipment write-down recorded in the three month period ended March 31, 2012 related to the sale of two engines in April 2012 for which the net book value exceeded the proceeds from sale.

General and Administrative Expenses. General and administrative expenses decreased 5.4% to $8.3 million for the three months ended March 31, 2013, from $8.7 million in the comparable period in 2012, due primarily to decreases in consulting fees ($0.3 million) and computer system expenses ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 26.9% to $1.7 million for the three months ended March 31, 2013, from $1.3 million in the comparable period in 2012 due mainly to increases in technical support service expenses ($0.4 million), higher engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.2 million) and increased engine storage and freight expenses ($0.2 million), which was partially offset by a decrease in engine maintenance costs due to lower repair activity ($0.4 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense increased 16.1% to $9.2 million for the three months ended March 31, 2013, from $7.9 million in the comparable period in 2012, due primarily to an increase in the average debt outstanding and an increase in the cost of WEST II debt. Notes payable balance at March 31, 2013 and 2012, was $757.1 million and $705.0 million, respectively, an increase of 7.4%. As of March 31, 2013, $347.0 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.25% for the three months ended March 31, 2012 to an average of 0.20% for the three months ended March 31, 2013 (average of month-end rates). As of March 31, 2013 and 2012, one-month LIBOR was 0.20% and 0.24%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of March 31, 2013, such swap agreements had notional outstanding amounts of $100.0 million with a remaining term of eight months and a fixed rate of 2.10%. As of March 31, 2012, such swap agreements had notional outstanding amounts of $315.0 million, remaining terms of between sixteen and thirty-seven months and fixed rates of between 2.10% and 3.62%. In the three months ended March 31, 2013 and 2012, $0.4 million and $2.4 million was realized on the statement of income as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended March 31, 2013, decreased to $0 from $0.03 million for the three months ended March 31, 2012, due to a decrease in deposit balances and a drop in the rate of interest earned on deposit balances.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 and 2012 was $1.0 million and $2.1 million, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 38.5% and 38.8%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $69.0 million and $20.0 million, in the three-month periods ended March 31, 2013 and 2012, respectively, was derived from this activity. In these same time periods, $8.9 million and $33.3 million, respectively, was used to pay down related debt. Cash flow from operating activities was $18.6 million and $7.9 million in the three-month periods ended March 31, 2013 and 2012, respectively.

At March 31, 2013, $0.9 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $79.6 million and $14.3 million for the three-month periods ended March 31, 2013 and 2012, respectively.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We purchased 11 of the engines for $63.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) purchased the remaining 8 engines for $54.5 million. We funded our portion of this transaction with available funds from our revolving credit facility. As part of this transaction, we made a $5.5 million capital contribution to WMES to support its purchase of the 8 SAS engines.

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease rent revenue stream, in the short-term, is at fixed rates while part of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82%, by book value, of our assets were on-lease at March 31, 2013 compared to 85% at March 31, 2012. The average utilization rate was 84% for each of the three month periods ended March 31, 2013 and March 31, 2012. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2013, Notes Payable consists of loans totaling $757.1 million, payable over periods of approximately 1 to 10 years with interest rates varying between approximately 3.0% and 5.5% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At March 31, 2013, we had a $430.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On September 7, 2012, we increased this revolving credit facility to $430.0 million from $345.0 million. As of March 31, 2013 and December 31, 2012, $83.0 million and $148.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.20 as calculated under the terms of the revolving credit facility at December 31, 2012, the interest rate on this facility is LIBOR plus 2.75% as of March 31, 2013. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II, or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

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

At March 31, 2013 and December 31, 2012, $382.8 million and $386.7 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.5 million and $8.6 million as of March 31, 2013 and December 31, 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $2.0 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this facility is $16.9 million and $17.3 million as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, we had  revolving credit facilities totaling $430.0 million. At March 31, 2013, and December 31, 2012, respectively, $83.0 million and $148.0 million were available under these facilities.

As of March 31, 2013 and 2012, one-month LIBOR was 0.20% and 0.24%, respectively.

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

At March 31, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. At March 31, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $183.3 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $35.3 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2013:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$757,135	$35,324	$41,561	$398,971	$281,279
Interest payments under long-term debt obligations	188,733	32,051	59,709	40,525	56,448
Operating lease obligations	3,570	868	1,294	1,128	280
Purchase obligations	45,378	27,290	18,088	—	—
Interest payments under derivative rate instruments	1,254	1,254	—	—	—
Total	$996,070	$96,787	$120,652	$440,624	$338,007

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2013 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of five engines and related equipment for a gross purchase price of $46.7 million for delivery in 2013 to 2015. As of March 31, 2013, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

We entered into a lease effective November 1, 2007 for our offices in Novato, California that covers approximately 18,375 square feet of office space. This lease was amended on January 6, 2012 to cover an additional 2,159 square feet of office space. The remaining lease rental commitment is approximately $3.0 million. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $86,000. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $48,600 and $27,000, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $12,600. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

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

Management of Interest Rate Exposure

At March 31, 2013, $347.0 million of our borrowings are on a variable rate basis at interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the lease rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of eight months and a fixed rate of 2.10%. The fair value of the swap at March 31, 2013 was negative $1.2 million, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. Currently all of our derivative transactions are entered into for the purposes described above. Hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $0.4 million and $2.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties.  We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the three months ended March 31, 2013 and March 31, 2012, sales of consigned parts were $8,800 and $1,400, respectively. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  As of March 31, 2013, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the three months ended March 31, 2013 and March 31, 2012, sales of consigned parts were $400 and $44,800, respectively.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provides engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the three months ended March 31, 2013 and March 31, 2012 under this program.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2013, $347.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.4 million (in 2012, $3.7 million per annum).

We hedge a portion of our borrowings, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $1.7 million for the year ending December 31, 2013, as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2013, 87% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2013. One customer accounted for approximately 12.0% of total lease rent revenue during the three months ended March 31, 2012. No other customer accounted for greater than 10% of total lease rent revenue during the three months ended March 31, 2012.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2013 - January 31, 2013	25	$14.48	25	$88,882
February 1, 2013 - February 28, 2013	—	$—	—	$88,882
March 1, 2013 - March 31, 2013	—	$—	—	$88,882
Total	25	$14.48	25	$88,882

Item 5.                                 Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description
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

10.21	Transition Agreement dated as of December 21, 2012 between Registrant and Thomas C. Nord (incorporated by reference to Exhibit 21.1 to our report on Form 10-K filed on March 18, 2013).
10.22	Employment Offer Letter to Paul D. “Dave” Johnson dated March 22, 2011.
11.1	Statement re Computation of Per Share Earnings.
21.1	Subsidiaries of the Registrant.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+

The following materials from the Company’s report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: May 7, 2013

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)