Form 10-Q
period 2013-06-30
WILLIS LEASE FINANCE CORP
filed 2013-08-06
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	8,860,643

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                 Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$4,340	$5,379
Restricted cash	35,336	24,591
Equipment held for operating lease, less accumulated depreciation of $263,776 and $242,529 at June 30, 2013 and December 31, 2012, respectively	1,015,298	961,459
Equipment held for sale	22,786	23,607
Operating lease related receivable, net of allowances of $384 and $980 at June 30, 2013 and December 31, 2012, respectively	8,774	12,916
Investments	31,451	21,831
Property, equipment & furnishings, less accumulated depreciation of $8,135 and $7,087 at June 30, 2013 and December 31, 2012, respectively	5,316	5,989
Equipment purchase deposits	1,369	1,369
Other assets	20,905	21,574
Total assets	$1,145,575	$1,078,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,334	$15,374
Liabilities under derivative instruments	781	1,690
Deferred income taxes	83,677	90,248
Notes payable	744,498	696,988
Maintenance reserves	70,493	63,313
Security deposits	10,974	6,956
Unearned lease revenue	4,130	4,593
Total liabilities	932,887	879,162

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,860,643 and 8,715,580 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	89	87
Paid-in capital in excess of par	49,166	47,785
Retained earnings	164,213	152,911
Accumulated other comprehensive loss, net of income tax benefit of $391 and $651 at June 30, 2013 and December 31, 2012, respectively	(780)	(1,230)
Total shareholders’ equity	212,688	199,553
Total liabilities and shareholders’ equity	$1,145,575	$1,078,715

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Lease rent revenue	$24,750	$23,810	$49,237	$47,895
Maintenance reserve revenue	11,788	9,437	21,017	18,015
Gain on sale of leased equipment	848	1,388	1,534	3,996
Other revenue	567	518	1,469	986
Total revenue	37,953	35,153	73,257	70,892

EXPENSES
Depreciation expense	14,191	12,490	27,801	24,996
Write-down of equipment	1,985	—	1,985	282
General and administrative	9,204	9,304	17,473	18,041
Technical expense	4,216	1,435	5,890	2,754
Net finance costs:
Interest expense	9,852	7,119	19,079	15,066
Interest income	—	(30)	—	(60)
Total net finance costs	9,852	7,089	19,079	15,006
Total expenses	39,448	30,318	72,228	61,079

Earnings (loss) from operations	(1,495)	4,835	1,029	9,813

Earnings from joint ventures	3,382	199	3,475	596

Income before income taxes	1,887	5,034	4,504	10,409
Income tax benefit (expense)	7,805	(1,805)	6,798	(3,891)
Net income	$9,692	$3,229	$11,302	$6,518

Preferred stock dividends	—	782	—	1,564

Net income attributable to common shareholders	$9,692	$2,447	$11,302	$4,954

Basic earnings per common share:	$1.20	$0.29	$1.40	$0.58

Diluted earnings per common share:	$1.17	$0.28	$1.36	$0.56

Average common shares outstanding	8,106	8,585	8,073	8,495
Diluted average common shares outstanding	8,303	8,848	8,307	8,804

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,692	$3,229	$11,302	$6,518

Other comprehensive income:
Derivative instruments
Unrealized loss on derivative instruments	(58)	(755)	(49)	(3,053)
Reclassification adjustment for losses included in net income	393	1,768	759	4,215
Net gain recognized in other comprehensive income	335	1,013	710	1,162
Tax expense related to items of other comprehensive income	(122)	(371)	(260)	(425)

Other comprehensive income	213	642	450	737
Total comprehensive income	$9,905	$3,871	$11,752	$7,255

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2013 and 2012

(In thousands, unaudited)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,891)	$156,704	$236,661

Net income	—	—	—	—	—	6,518	6,518

Unrealized gain from derivative instruments, net of tax expense of $425	—	—	—	—	737	—	737

Preferred stock dividends paid	—	—	—	—	—	(1,564)	(1,564)

Shares repurchased	—	(141)	(2)	(1,791)	—	—	(1,793)

Shares issued under stock compensation plans	—	430	4	1,223	—	—	1,227

Cancellation of restricted stock units in satisfaction of withholding tax	—	(48)	—	(603)	—	—	(603)

Stock-based compensation, net of forfeitures	—	—	—	1,603	—	—	1,603

Excess tax benefit from stock-based compensation	—	—	—	685	—	—	685

Balances at June 30, 2012	$31,915	9,351	$93	$57,959	$(8,154)	$161,658	243,471

Balances at December 31, 2012	$—	8,716	$87	$47,785	$(1,230)	$152,911	$199,553

Net income	—	—	—	—	—	11,302	11,302

Unrealized gain from derivative instruments, net of tax expense of $260	—	—	—	—	450	—	450

Shares repurchased	—	(25)	—	(358)	—	—	(358)

Shares issued under stock compensation plans	—	203	2	504	—	—	506

Cancellation of restricted stock units in satisfaction of withholding tax	—	(33)	—	(480)	—	—	(480)

Stock-based compensation, net of forfeitures	—	—	—	1,715	—	—	1,715

Balances at June 30, 2013	$—	8,861	$89	$49,166	$(780)	$164,213	$212,688

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,302	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27,801	24,996
Write-down of equipment	1,985	282
Stock-based compensation expenses	1,715	1,603
Amortization of deferred costs	2,073	1,888
Amortization of loan discount	—	243
Amortization of interest rate derivative cost	(199)	(111)
Allowances and provisions	(596)	(23)
Gain on sale of leased equipment	(1,534)	(3,996)
Income from joint ventures, net of distributions	(3,475)	(320)
Deferred income taxes	(6,798)	3,891
Changes in assets and liabilities:
Receivables	4,738	(98)
Notes receivable	—	537
Other assets	(812)	105
Accounts payable and accrued expenses	4,723	(1,698)
Restricted cash	(8,538)	(7,658)
Maintenance reserves	7,180	7,253
Security deposits	(534)	294
Unearned lease revenue	(463)	160
Net cash provided by operating activities	38,568	33,866

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	10,093	29,051
Restricted cash for investing activities	(2,208)	(969)
Capital contribution to joint ventures	(6,145)	(2,868)
Purchase of equipment held for operating lease	(92,111)	(24,913)
Purchase of property, equipment and furnishings	(375)	(1,030)
Net cash used in investing activities	(90,746)	(729)

Cash flows from financing activities:
Proceeds from issuance of notes payable	69,000	20,000
Debt issuance cost	(592)	(553)
Interest bearing security deposits	4,553	—
Preferred stock dividends	—	(1,564)
Proceeds from shares issued under stock compensation plans	506	1,227
Cancellation of restricted stock units in satisfaction of withholding tax	(480)	(603)
Excess tax benefit from stock-based compensation	—	685
Repurchase of common stock	(358)	(1,793)
Principal payments on notes payable	(21,490)	(52,402)
Net cash provided by (used in) financing activities	51,139	(35,003)
Decrease in cash and cash equivalents	(1,039)	(1,866)
Cash and cash equivalents at beginning of period	5,379	6,440

Cash and cash equivalents at end of period	$4,340	$4,574
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	16,832	9,376
Income Taxes	$16	$65

Supplemental disclosures of non-cash investing activities:
During the six months ended June 30, 2013 and 2012, engines and equipment totalling $2,063 and $3,208, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2013  and December 31, 2012, and the results of our operations for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012. The results of operations and cash flows for the period ended June 30, 2013 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2013.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $339.0 million and $282.0 million of our borrowings at June 30, 2013 and December 31, 2012, respectively, at variable rates. We measure the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at June 30, 2013, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We have interest rate swap agreements which have a net liability fair value of $0.8 million and $1.7 million as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013 and June 30, 2012, $0.8 million and $4.2 million, respectively, were realized as interest expense on the Consolidated Statements of Income.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2013 and December 31, 2012:

	Assets and (Liabilities) at Fair Value
	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities under derivative instruments	$(781)	$—	$(781)	$—	$(1,690)	$—	$(1,690)	$—
Total	$(781)	$—	$(781)	$—	$(1,690)	$—	$(1,690)	$—

During the six months ended June 30, 2013 and December 31, 2012, all hedges were effective and no ineffectiveness was recorded in earnings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We determine the fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. industry market data) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, and the gains (losses) recorded during the six months ended June 30, 2013 and twelve months ended December 31, 2012 on those assets:

					Total Losses
	Assets at Fair Value (in thousands)				Six Months Ended
	Total	Level 1	Level 2	Level 3	June 30, 2013
					(in thousands)
Balance at June 30, 2013
Equipment held for sale	$22,786	$—	$22,633	$153	$(1,985)
Total	$22,786	$—	$22,633	$153	$(1,985)

					Total Losses
	Assets at Fair Value (in thousands)				Twelve Months Ended
	Total	Level 1	Level 2	Level 3	December 31, 2012
					(in thousands)
Balance at December 31, 2012
Equipment held for sale	$23,607	$—	$23,384	$223	$(5,874)
Total	$23,607	$—	$23,384	$223	$(5,874)

At June 30, 2013, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of certain engines that were held as inventory not consigned to third parties. The fair values of the assets held for sale categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at June 30, 2013 and December 31, 2012. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write down of $2.0 million was recorded in the six months ended June 30, 2013 and an asset write-down of $5.9 million was recorded in the twelve months ended December 31, 2012 based on a comparison of the asset net book values with the proceeds expected from the sale or part-out of engines.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.9 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $49,000. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $32,400 and $28,300, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $8,500. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

We have made purchase commitments to secure the purchase of five engines and related equipment for a gross purchase price of $40.2 million, for delivery in 2013 to 2015. As of June 30, 2013, non-refundable deposits paid related to these purchase commitments were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $6.1 million capital contributions to WMES in the years ended December 31, 2011, 2012 and the six months ended June 30, 2013, respectively, for the purchase of 16 engines from third parties, increasing the number of engines in the lease portfolio to 23. Mitsui & Co., Ltd. contributed equally the capital contribution to support all of these purchases. The $20.7 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $17.1 million, which has increased to $17.7 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement have been extended through March 31, 2014. WMES also established a separate credit facility for $8.0 million to fund the purchase of an engine, which is repayable over the 7 year term of the facility. Our investment in the joint venture is $17.7 million and $11.8 million as of June 30, 2013 and December 31, 2012, respectively.

We hold a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. The purchase was funded by four term notes with one financial institution totaling $76.8 million, with interest payable at one-month LIBOR plus 1.0% to 2.5% and matured in May 2013. Two of the term notes were paid off in May 2013 and the remaining two term notes totaling $36.0 million were amended and extended, with a maturity date of  May 2017 and interest payable at one-month LIBOR plus 4.0%. At June 30, 2013, the return of both aircraft from the prior lessee, Emirates, has been completed. As part of the lease return process, upon termination of the aircraft leases, Emirates made maintenance reserve payments totaling $9.0 million, which was recorded by WOLF as maintenance reserve revenue in the period.

The airframes are being disassembled and parted out and the eight engines are being marketed for lease separately to airline customers. On June 28, 2013, we signed a Security Purchase Agreement to purchase the remaining fifty percent membership interest from the joint venture partner. The Security Purchase is contingent upon certain key conditions being met which are expected to be satisfied by September 30, 2013. On June 28, 2013, we also signed a Remarketing and Servicing Agreement with WOLF to provide certain engine, lease management and reporting functions for WOLF. Our investment in the joint venture is $13.7 million and $10.1 million as of June 30, 2013 and December 31, 2012, respectively.

Six Months Ended June 30, 2013 (in thousands)	WOLF	WMES	Total

Investment in joint ventures as of December 31, 2012	$10,065	$11,766	$21,831
Capital contribution	—	6,145	6,145
Earnings (losses) from joint ventures	3,672	(197)	3,475
Distribution	—	—	—
Investment in joint ventures as of June 30, 2013	$13,737	$17,714	$31,451

5.  Long Term Debt

At June 30, 2013, notes payable consists of loans totaling $744.5 million, payable over periods of approximately seven months to nine years with interest rates varying between approximately 3.4% and 5.5% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At June 30, 2013, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On June 18, 2013, we increased this revolving credit facility to $450.0 million from $430.0 million. As of June 30, 2013 and December 31, 2012, $111.0 million and $148.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 4.30, as calculated under the terms of the revolving credit facility at March 31, 2013, the interest rate on this facility is LIBOR plus 3.25% as of June 30, 2013. Under the revolving credit facility, all subsidiaries except WEST II  jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II,  or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 79 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid 10 years from the issuance date by September 17, 2022. The legal final maturity of the Notes is September 15, 2037.

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

At June 30, 2013 and December 31, 2012, $378.9 million and $386.7 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.4 million and $8.6 million as of June 30, 2013 and December 31, 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $1.7 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $16.5 million and $17.3 million as of June 30, 2013 and December 31, 2012, respectively.

Virtually all of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at June 30, 2013.

At June 30, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.50 to 1.00, and the Total Leverage Ratio requirement to remain below 4.75 to 1.00. At June 30, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $190.6 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At June 30, 2013 and 2012, one-month LIBOR was 0.19% and 0.25%, respectively.

The following is a summary of the aggregate maturities of notes payable at June 30, 2013:

Year	(in thousands)
2013	$9,883
2014	36,023
2015	20,934
2016 (includes $339.0 million outstanding on revolving credit facility)	361,216
2017	29,373
Thereafter	287,069
$744,498

6.  Derivative Instruments

We hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $339.0 million and $282.0 million of our borrowings at June 30, 2013 and December 31, 2012, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. At June 30, 2013 and December 31, 2012, under our revolving credit facility, we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10% and a remaining term of five months as of June 30, 2013. The net fair value of the swap at June 30, 2013 and December 31, 2012 was negative $0.8 million and negative $1.7 million, respectively, representing a net liability for us. The amount represents the estimated amount we would be required to pay if we terminated the swap.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, as of June 30, 2013, has used creditworthiness inputs that can be corroborated by observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Based on the implied forward rate for LIBOR at June 30, 2013, we anticipate that net finance costs will be increased by approximately $0.8 million for the 12 months ending June 30, 2014 due to the interest rate derivative contract currently in place.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivatives, by contract type:

	Derivatives
		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$781	$1,690

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and six months ended June 30, 2013 and 2012:

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Three Months Ended
Derivatives in Cash Flow	Location of Loss Recognized on Derivatives in	June 30,
Hedging Relationships	the Statements of Income	2013	2012
		(in thousands)
Interest rate contracts	Interest expense	$393	$1,768
Total		$393	$1,768

		Amount of Loss Recognized on Derivatives in the Statements of Income
		Six Months Ended
Derivatives in Cash Flow	Location of Loss Recognized on Derivatives in	June 30,
Hedging Relationships	the Statements of Income	2013	2012
		(in thousands)
Interest rate contracts	Interest expense	$759	$4,215
Total		$759	$4,215

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		from Accumulated OCI into Income	Three Months Ended June 30,
Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
	(in thousands)			(in thousands)
Interest rate contracts*	$438	$1,071	Interest expense	$(393)	$(1,768)
Total	$438	$1,071	Total	$(393)	$(1,768)

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Six Months Ended June 30,		from Accumulated OCI into Income	Six Months Ended June 30,
Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
	(in thousands)			(in thousands)
Interest rate contracts**	$910	$1,274	Interest expense	$(759)	$(4,215)
Total	$910	$1,274	Total	$(759)	$(4,215)

*      These amounts are shown net of $0.5 million and $1.8 million of other comprehensive income reclassified to the income statement during the three months ended June 30, 2013 and 2012, respectively.

* *     These amounts are shown net of $1.0 million and $4.3 million of other comprehensive income reclassified to the income statement during the six months ended June 30, 2013 and 2012, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place at June 30, 2013 is a large financial institution in the United States that possesses an investment grade credit rating. Based on this rating, the Company believes that the counterparty is currently creditworthy and that their continuing performance under the hedging agreement is probable, and has not required the counterparty to provide collateral or other security to the Company.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,810,056 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2011, December 31, 2012 and the six months ended June 30, 2013:

Shares
Restricted stock at December 31, 2010	575,791
Granted in 2011 (vesting over 4 years)	324,924
Granted in 2011 (vesting on first anniversary from date of issuance)	22,100
Cancelled in 2011	(27,477)
Vested in 2011	(244,044)
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	—
Vested in 2013	(131,491)
Restricted Stock at June 30, 2013	702,571

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.7 million and $1.6 million in stock compensation expense were recorded in the six months ended June 30, 2013 and June 30, 2012, respectively. The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 2.5 years and totals $6.9 million at June 30, 2013 compared to 2.6 years and totaling $7.3 million at June 30, 2012. At June 30, 2013, the intrinsic value of unvested restricted stock awards issued through June 30, 2013 is $9.5 million. At June 30, 2012, the intrinsic value of unvested restricted stock awards issued through June 30, 2012 was $8.6 million. The 2007 Plan terminates on May 24, 2017.

In the six months ended June 30, 2013, 44,225 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised and 6,500 options were canceled. As of June 30, 2013, there are 86,203 stock options remaining under the 1996 Plan which have an intrinsic value of $0.3 million. In the six months ended June 30, 2012, 230,814 options under the 1996 Plan were exercised. As of June 30, 2012, there were 212,767 stock options remaining under the 1996 Plan having an intrinsic value of $0.9 million.

8.  Income Taxes

Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was ($6.8 million) and $3.9 million, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was (150.9%) and 37.4%, respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the current period for certain of our engines. We recognized this income tax benefit in the current period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Related Party and Similar Transactions

J.T. Power:  The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the six months ended June 30, 2013 and June 30, 2012, sales of consigned parts were $18,400 and $7,100, respectively. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  As of June 30, 2013, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the six months ended June 30, 2013 and June 30, 2012, sales of consigned parts were $1,700 and $34,500, respectively.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the six months ended June 30, 2013 and June 30, 2012 under this program.

10.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2013 and December 31, 2012 was estimated to have a fair value of approximately $734.9 million and $697.3 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end. There have been no changes in our valuation technique during the six months ended June 30, 2013. The fair value of the Company’s notes payable at June 30, 2013 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $744.5 million as of June 30, 2013 and $697.0 million as of December 31, 2012.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2012 Form 10-K/A.

Results of Operations

Three months ended June 30, 2013, compared to the three months ended June 30, 2012:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2013 increased 3.9% to $24.8 million from $23.8 million for the comparable period in 2012. This increase primarily reflects an increase in the size of the lease portfolio, which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at June 30, 2013 and 2012 was $1,015.3 million and $970.0 million, respectively, an increase of 4.7%. The average utilization for the three months ended June 30, 2013 and 2012 was 83% and 82%, respectively. At June 30, 2013 and 2012, respectively, approximately 83% and 82% of equipment held for lease by book value was on-lease.

During the three months ended June 30, 2013, we added $13.8 million of equipment and capitalized costs to the lease portfolio. During the three months ended June 30, 2012, we added $9.8 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2013 increased 24.9% to $11.8 million from $9.4 million for the comparable period in 2012. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the three months ended June 30, 2013 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2013, we sold one engine and an auxiliary power unit and other related equipment generating a net gain of $0.8 million. During the three months ended June 30, 2012, we sold four engines and one aircraft and other related equipment generating a net gain of $1.4 million.

Other Revenue. Our other revenue generally consists of management fee income and lease administration fees. Other revenue increased to $0.6 million from $0.5 million for the comparable period in 2012 primarily due to an increase in fees earned related to engines managed on behalf of third parties, which increased in number from the year ago period.

Depreciation Expense. Depreciation expense increased 13.6% to $14.2 million for the three months ended June 30, 2013 from $12.5 million in the comparable period in 2012, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2012 but did not affect the second quarter of 2012. As of July 1, 2012, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2012 change in depreciation estimate resulted in a $0.7 million increase in depreciation for the three months ended June 30, 2013. The net effect of the 2012 change in depreciation estimate is a reduction in net income of $0.4 million or $0.05 in diluted earnings per share for the three months ended June 30, 2013 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. A write-down of equipment totaling $2.0 million was recorded in the three months ended June 30, 2013 due to a management decision to consign an engine for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. There was no write-down of equipment recorded in the three months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses decreased 1.1% to $9.2 million for the three months ended June 30, 2013, from $9.3 million in the comparable period in 2012, due primarily to decreases in corporate aircraft expenses ($0.4 million), third party servicer fees ($0.3 million) and computer system expenses ($0.1 million), which was partially offset by increases in accounting and legal fees ($0.4 million) and employment related costs ($0.3 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased by $2.8 million to $4.2 million for the three months ended June 30, 2013, from $1.4 million in the comparable period in 2012 due primarily to an increase in engine maintenance costs due to higher repair activity ($2.6 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense increased 38.4% to $9.9 million for the three months ended June 30, 2013, from $7.1 million in the comparable period in 2012, due primarily to an increase in the average debt outstanding and an increase in the cost of WEST II debt. Notes payable balance at June 30, 2013 and 2012, was $744.5 million and $686.0 million, respectively, an increase of 8.5%. As of June 30, 2013, $339.0 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.24% for the three months ended June 30, 2012 to an average of 0.20% for the three months ended June 30, 2013 (average of month-end rates). As of June 30, 2013 and 2012, one-month LIBOR was 0.19% and 0.25%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of June 30, 2013, such swap agreements had notional outstanding amounts of $100.0 million with a remaining term of five months and a fixed rate of 2.10%. As of June 30, 2012, such swap agreements had notional outstanding amounts of $315.0 million, remaining terms of between thirteen and thirty-four months and fixed rates of between 2.10% and 3.62%. In the three months ended June 30, 2013 and 2012, $0.4 million and $1.8 million was realized on the statement of income as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the three months ended June 30, 2013, decreased to $0 from $0.03 million for the three months ended June 30, 2012, due to a decrease in deposit balances and a drop in the rate of interest earned on deposit balances.

Income Tax Expense. Income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was ($7.8 million) and $1.8 million, respectively. The effective tax rate for the three months ended June 30, 2013 and 2012 was (413.6%) and 35.9%, respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the current period for certain of our engines. We recognized this income tax benefit in the current period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Six months ended June 30, 2013, compared to the six months ended June 30, 2012:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2013 increased 2.8% to $49.2 million from $47.9 million for the comparable period in 2012. This increase primarily reflects an increase in the size of the lease portfolio, which translated into a higher amount of equipment on lease. The aggregate net book value of lease equipment at June 30, 2013 and 2012 was $1,015.3 million and $970.0 million, respectively, an increase of 4.7%. The average utilization for each of the six month periods ended June 30, 2013 and 2012 was 83%. At June 30, 2013 and 2012, approximately 83% and 82%, respectively, of equipment held for lease by book value was on-lease.

During the six months ended June 30, 2013, we added $92.5 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2012, we added $24.4 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2013 increased 16.7% to $21.0 million from $18.0 million for the comparable period in 2012, primarily as a result of higher maintenance reserve revenues recognized related to the termination of long term leases in the current period compared to the year ago period.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2013, we sold eight engines and other related equipment generating a net gain of $1.5 million. During the six months ended June 30, 2012, we sold nine engines, one aircraft and other related equipment generating a net gain of $4.0 million.

Other Revenue. Our other revenue consists primarily of management fee income and lease administration fees. Other revenue increased to $1.5 million from $1.0 million for the comparable period in 2012 primarily due to an increase in fees earned related to engines managed on behalf of third parties, which increased in number from the year ago period.

Depreciation Expense. Depreciation expense increased 11.2% to $27.8 million for the six months ended June 30, 2013 from the comparable period in 2012, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2012 but did not affect the first six months of 2012.

Write-down of Equipment. There was $2.0 million in equipment write-down recorded in the six month period ended June 30, 2013 due to a management decision to consign an engine for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. There was $0.3 million in equipment write-down recorded in the six month period ended June 30, 2012 related to the sale of two engines in which the assets net book value exceeded the proceeds from sale.

General and Administrative Expenses. General and administrative expenses decreased 3.1% to $17.5 million for the six months ended June 30, 2013, from the comparable period in 2012, due mainly to decreases in corporate aircraft expenses ($0.4 million), third party servicer fees ($0.3 million), consulting fees ($0.3 million) and computer system expenses ($0.2 million), which was partially offset by increases in accounting and legal fees ($0.4 million) and employment related costs ($0.3 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased by $3.1 million to $5.9 million for the six months ended June 30, 2013, from $2.8 million in the comparable period in 2012 due to increases in engine maintenance costs due to higher engine repair activity ($2.2 million), third party technical service fees ($0.4 million), storage and freight costs ($0.3 million) and engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.2 million).

Net Finance Costs. Net finance costs include interest expense and interest income. Interest expense increased 26.6% to $19.1 million for the six months ended June 30, 2013, from the comparable period in 2012, due primarily to an increase in the average debt outstanding and an increase in the cost of WEST II debt. Notes payable balance at June 30, 2013 and 2012, was $744.5 million and $686.0 million, respectively, an increase of 8.5%. All but $339.0 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.25% for the six months ended June 30, 2012 to an average of 0.20% for the six months ended June 30, 2013 (average of month-end rates). At June 30, 2013 and 2012, one-month LIBOR was 0.19% and 0.25%, respectively.

To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of June 30, 2013, such swap agreements had notional outstanding amounts of $100.0 million with a remaining term of five months and a fixed rate of 2.10%. As of June 30, 2012, such swap agreements had notional outstanding amounts of $315.0 million, remaining terms of between thirteen and thirty-four months and fixed rates of between 2.10% and 3.62%. In the six months ended June 30, 2013 and 2012, $0.8 million and $4.2 million was realized through the income statement as an increase in interest expense, respectively, as a result of these swaps.

Interest income for the six months ended June 30, 2013, decreased to $0 million from $0.06 million for the six months ended June 30, 2012, due to a decrease in deposit balances and a drop in the rate of interest earned on deposit balances.

Income Tax Expense. Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was ($6.8 million) and $3.9 million, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was (150.9%) and 37.4%, respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the current period for certain of our engines. We recognized this income tax benefit in the current period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”)  2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. We are currently evaluating the impact of the January 1, 2014 adoption of this guidance on our financial statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $69.0 million and $20.0 million, in the six-month periods ended June 30, 2013 and 2012, respectively, was derived from this activity. In these same time periods, $21.5 million and $52.4 million, respectively, was used to pay down related debt. Cash flow from operating activities was $38.6 million and $33.9 million in the six-month periods ended June 30, 2013 and 2012, respectively.

At June 30, 2013, $0.7 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $92.1 million and $24.9 million for the six-month periods ended June 30, 2013 and 2012, respectively.

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

Cash flows from operations are driven significantly by payments received under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by general and administrative expenses and interest expense. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease rent revenue stream, in the short-term, is at fixed rates while part of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 83%, by book value, of our assets were on-lease at June 30, 2013 compared to 82% at June 30, 2012. The average utilization rate was 83% for each of the six month periods ended June 30, 2013 and June 30, 2012. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2013, Notes Payable consists of loans totaling $744.5 million, payable over periods of approximately seven months to nine years with interest rates varying between approximately 3.4% and 5.5% (excluding the effect of our interest rate derivative instruments).

Our significant debt instruments are discussed below:

At June 30, 2013, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On June 18, 2013, we increased this revolving credit facility to $450.0 million from $430.0 million. As of June 30, 2013 and December 31, 2012, $111.0 million and $148.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 4.30 as calculated under the terms of the revolving credit facility at December 31, 2012, the interest rate on this facility is LIBOR plus 3.25% as of June 30, 2013. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II,  or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 79 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid 10 years from the issuance date by September 17, 2022. The legal final maturity of the Notes is September 15, 2037.

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

At June 30, 2013 and December 31, 2012, $378.9 million and $386.7 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital.

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

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.4 million and $8.6 million as of June 30, 2013 and December 31, 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $1.7 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this facility is $16.5 million and $17.3 million as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, we had  revolving credit facilities totaling $450.0 million and $430.0 million, respectively. At June 30, 2013, and December 31, 2012, respectively, $111.0 million and $148.0 million were available under these facilities.

As of June 30, 2013 and 2012, one-month LIBOR was 0.19% and 0.25%, respectively.

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

At June 30, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.50 to 1.00, and the Total Leverage Ratio requirement to remain below 4.75 to 1.00. At June 30, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $190.6 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $35.7 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2013:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$744,498	$35,730	$42,022	$391,306	$275,440
Interest payments under long-term debt obligations	185,359	33,053	61,891	37,795	52,620
Operating lease obligations	3,345	822	1,267	1,116	140
Purchase obligations	38,832	20,744	18,088	—	—
Interest payments under derivative rate instruments	763	763	—	—	—
Total	$972,797	$91,112	$123,268	$430,217	$328,200

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at June 30, 2013 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of five engines and related equipment for a gross purchase price of $40.2 million for delivery in 2013 to 2015. As of June 30, 2013, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2013 to 2015.

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.9 million. We also sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2013 and the remaining lease commitment is approximately $49,000. We also lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2013 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $32,400 and $28,300, respectively. We also lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $0.2 million. We also lease office space in Blagnac, France. The lease expires December 31, 2013 and the remaining lease commitment is approximately $8,500. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.2 million.

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

Management of Interest Rate Exposure

At June 30, 2013, $339.0 million of our borrowings are on a variable rate basis at interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the lease rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of five months and a fixed rate of 2.10%. The fair value of the swap at June 30, 2013 was negative $0.8 million, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. Currently all of our derivative transactions are entered into for the purposes described above. Hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $0.8 million and $4.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

We will be exposed to risk in the event of non-performance of the interest rate derivative instrument counterparties.  We anticipate that we may hedge additional amounts of our floating rate debt during the next year.

Related Party and Similar Transactions

J.T. Power: The Company entered into two Consignment Agreements dated January 22, 2008 and November 17, 2008, with J.T. Power, LLC (“J.T. Power”), an entity whose sole shareholder, Austin Willis, is the son of our Chief Executive Officer, and directly and indirectly, a shareholder and a Director of the Company. According to the terms of the Consignment Agreement, J.T. Power was responsible to market and sell parts from the teardown of four engines with a book value of $5.2 million. During the six months ended June 30, 2013 and June 30, 2012, sales of consigned parts were $18,400 and $7,100, respectively. Under these agreements, J.T. Power provided a minimum guarantee of net consignment proceeds of $4.0 million as of February 22, 2012. Based on current consignment proceeds, J.T. Power was obligated to pay $1.3 million under the guarantee in February 2012. On March 7, 2012, this guarantee was restructured as follows - quarterly payments of $45,000 over five years at an interest rate of 6% with a balloon payment at the end of this five year term. The Agreement provides an option to skip one quarterly payment and apply it to the balloon payment at an interest rate of 12%.  As of June 30, 2013, J.T. Power is current and the principal amount owing under the note is $1.2 million.

On July 31, 2009, the Company entered into Consignment Agreements with J.T. Power, without guaranties of consignment proceeds, in which they are responsible to market and sell parts from the teardown of one engine with a book value of $23,000. During the six months ended June 30, 2013 and June 30, 2012, sales of consigned parts were $1,700 and $34,500, respectively.

On July 27, 2006, the Company entered into an Aircraft Engine Agency Agreement with J.T. Power, in which the Company will, on a non-exclusive basis, provide engine lease opportunities with respect to available spare engines at J.T. Power. J.T. Power will pay the Company a fee based on a percentage of the rent collected by J.T. Power for the duration of the lease including renewals thereof. The Company earned no revenue during the six months ended June 30, 2013 and June 30, 2012 under this program.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2013, $339.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $2.4 million (in 2012, $3.5 million per annum).

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

We are also exposed to currency devaluation risk. During the six months ended June 30, 2013, 86% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2013. One customer accounted for approximately 10.9% of total lease rent revenue during the six months ended June 30, 2012. No other customer accounted for greater than 10% of total lease rent revenue during the six months ended June 30, 2012.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the six months ended June 30, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2013 - January 31, 2013	25	$14.48	25	$88,882
February 1, 2013 - February 28, 2013	—	$—	—	$88,882
March 1, 2013 - March 31, 2013	—	$—	—	$88,882
April 1, 2013 - April 30, 2013	—	$—	—	$88,882
May 1, 2013 - May 31, 2013	—	$—	—	$88,882
June 1, 2013 - June 30, 2013	—	$—	—	$88,882
Total	25	$14.48	25	$88,882

Item 5.                                 Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description
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
4.2

Form of Certificate of Designations of the Company with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Form S-1 Registration Statement Amendment No. 2 filed on January 27, 2006).

4.3

Form of Amendment No. 1 to Certificate of Designations of the Company with respect to the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to our report on Form 10-K filed on March 31, 2009).

4.4

Rights Agreement dated as of September 24, 1999, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 1999).

4.5

Second Amendment to Rights Agreement dated as of December 15, 2005, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.6

Third Amendment to Rights Agreement dated as of September 30, 2008, by and between the Company and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.7

Form of Certificate of Designations of the Company with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.8

Form of Amendment No. 1 to Certificate of Designations of the Company with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on March 31, 2009).

10.1	Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).
10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).
10.3	2007 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for 2007 Annual Meeting of Stockholders filed on April 30, 2007).
10.4

Amended and Restated Employment Agreement between the Company and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Company and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between the Company and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Company and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 23, 2005).
10.8	Amendment to Employment Agreement between the Company and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).
10.9	Employment Agreement between the Company and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.10	Amendment to Employment Agreement between Company and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).
10.11

Loan and Aircraft Security Agreement dated September 30, 2012 between Banc of America Leasing & Capital, LLC and the Company (incorporated by reference to Exhibit 10.12 to our report on Form 10-Q filed on November 9, 2011).

10.12

Limited Liability Company Agreement of WOLF A340 LLC, dated as of December 8, 2005, between Oasis International Leasing (USA), Inc. and the Company (incorporated by reference to Exhibit 10.49 to Form S-1 Registration Statement Amendment No. 1 filed on January 9, 2006).

10.13*

Amended and Restated Credit Agreement, dated as of November 18, 2011, among the Company, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein (incorporated by reference to Exhibit 10.31 to our report on Form 10-K filed on March 13, 2011).

10.14*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Company and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

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

10.16*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Company, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.17*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Company and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.18*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Company, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.19*

Asset Transfer and Liquidation Agreement dated as of September 14, 2012 between the Company and Willis Engine Securitization Trust (incorporated by reference to Exhibit 10.19 to our report on Form 10-Q filed on November 9, 2012).

10.20*

Acquisition Transfer Agreement dated as of September 14, 2012 among the Company, Willis Engine Securitization Trust II, Facility Engine Acquisition LLC, WEST Engine Acquisition LLC, and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2012).

10.21	Transition Agreement dated as of December 21, 2012 between Company and Thomas C. Nord (incorporated by reference to Exhibit 21.1 to our report on Form 10-K filed on March 18, 2013).
10.22	Employment Offer Letter to Paul D. “Dave” Johnson dated March 22, 2011 (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on May 7, 2013).
10.23	Employment Agreement between the Company and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
10.24	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 18, 2013, among the Company, Union Bank, N.A., and the Lenders party thereto.
11.1	Statement re Computation of Per Share Earnings.
21.1	Subsidiaries of the Company.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley S. Forsyth, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+

The following materials from the Company’s report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 6, 2013

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)