Form 10-K
period 2013-12-31
WILLIS LEASE FINANCE CORP
filed 2014-03-17
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was approximately $76.8 million (based on a closing sale price of $13.51 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2014 was 8,437,688.

The Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.            BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2013, we had a total lease portfolio consisting of 202 engines and related equipment, 4 aircraft and 5 spare parts packages with 82 lessees in 41 countries and an aggregate net book value of $1,033.0 million. As of December 31, 2013, we managed a total lease portfolio of 43 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties. In 2013, we launched a new, wholly-owned subsidiary, Willis Aeronautical Services, Inc. (“WASI”) whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

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

We separate our business into two reportable segments, Equipment Leasing and Spare Parts Sales. Our business activities by reportable segment are described below.

Equipment Leasing

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

Spare Parts Sales

Our new wholly owned subsidiary WASI primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft. With the establishment of WASI, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

THE WEST II SECURITIZATION

Willis Engine Securitization Trust II, or “WEST II”, is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST II in September 2012, when WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, together with our revolving credit facility, to pay off the prior Wills Engine Securitization Trust, or “WEST” notes totaling $435.9 million. At closing, the net book values of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes. The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 71 commercial jet aircraft engines and leases thereof secures the obligations of WEST II.

WEST II’s obligations under these notes are serviced by revenues from the lease and disposition of its engines, and are secured by all of its assets, including all of its interests in its engines, its subsidiaries, restricted cash accounts, engine maintenance reserve accounts, all proceeds from the sale or disposition of engines, and all insurance proceeds. We have not guaranteed any obligations of WEST II and no assets outside of the WEST II trust secure such obligations.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 20,000 aircraft as of 2013 and projects this will grow to approximately 41,000 aircraft by 2032. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2013, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators’ greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

We lease our assets under both short and long term leases. Short term leases are generally for periods of less than one year. Under many of our leases the lessee pays use fees designed to cover expected future maintenance costs (often called maintenance reserves) which are reimbursable for certain maintenance expenditures. Under long term leases, at the end of the lease the accumulated use fees are retained by us to fund future maintenance not performed by the lessee as indicated by the remaining use fees. Under short-term leases and certain medium-term leases, we may undertake a portion of the maintenance and regulatory compliance risk. For these leases, the lessee has no claim to the maintenance reserves paid to us throughout the term of the lease. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee which is typically the case with short term leases. Use fees that are reimbursable under longer term leases are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time any unreimbursed amounts are recognized in revenue as maintenance reserve revenue.

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

At the commencement of a lease, we may collect, in advance, a security deposit normally equal to at least one month’s lease payment. The security deposit is returned to the lessee after all lease return conditions have been met. Under the terms of some of our leases, during the term of the lease, the lessees pay amounts to us based on usage of the engine, which is referred to as maintenance reserves or use fees, which are designed to cover the expected future maintenance costs. For those leases in which the maintenance reserves are reimbursable to the lessee, maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the engine to us, the lessee is obligated to cover the shortfall. Recovery is therefore dependent upon the financial condition of the lessee.

During the lease period, our leases require that maintenance and inspection of the leased engines be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when an engine becomes off-lease, it undergoes inspection to verify compliance with lease return conditions. Our management believes that our attention to our lessees and our emphasis on maintenance and inspection helps preserve residual values and generally helps us to recover our investment in our leased engines.

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

As of December 31, 2013, we had a total lease portfolio of 202 aircraft engines and related equipment, 5 spare parts packages, 4 aircraft and various parts and other engine-related equipment with a cost of $1,290.8 million in our lease portfolio.  As of December 31, 2012, we had a total lease portfolio of 184 aircraft engines and related equipment, 4 spare parts packages, 7 aircraft and various parts and other engine-related equipment with a cost of $1,204.0 million in our lease portfolio.

As of December 31, 2013, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2014	68,226
2015	42,956
2016	30,037
2017	20,878
2018	15,479
Thereafter	26,663
$204,239

As of December 31, 2013, we had 82 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 41 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $23.5 million as of December 31, 2013.

AIRCRAFT LEASING

As of December 31, 2013, we owned four ATR72-202 aircraft with a net book value of $23.2 million.

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

Prior to September 18, 2013, we held a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. Since their purchase, these two aircraft had been leased to Emirates, with the leases terminating in March and May 2013. The return of both aircraft from the prior lessee, Emirates, was completed by June 2013, with the airframes being disassembled and parted out and the eight engines being marketed for lease separately to airline customers.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF for a purchase price of $1.0 million, with the purchase price representing a $12.7 million discount from the JV partner’s equity interest. The transaction has been accounted for as an asset acquisition. We recorded the assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor.

The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million comprising $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, WASI.  WASI primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft. With the establishment of WASI, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

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

•                  We have a diverse portfolio by customer, geography and engine type. As of December 31, 2013, we had a total lease portfolio consisting of 202 engines and related equipment, 4 aircraft and 5 spare parts packages with 82 lessees in 41 countries and an aggregate net book value of $1,033.0 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2013, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 89% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2013, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2013, 2012 and 2011. No single country accounted for more than 10% of our lease rent revenue for any of those periods except for the United States in 2013, the United States, Switzerland and China in 2012 and the United States and Switzerland in 2011. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2013		2012		2011
	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage	Lease Rent Revenue	Percentage
	(dollars in thousands)
United States	$14,258	14%	$11,693	12%	$20,790	20%
Mexico	7,387	7	6,075	6	6,806	6
Canada	2,947	3	5,206	6	3,183	3
Europe	37,788	37	35,001	37	38,626	37
South America	8,794	9	9,196	10	9,818	9
Asia	21,407	21	18,585	20	18,635	18
Africa	2,609	3	2,307	2	2,084	2
Middle East	6,547	6	6,528	7	4,721	5
Total	$101,737	100%	$94,591	100%	$104,663	100%

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

EMPLOYEES

As of December 31, 2013, we had 89 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

•                  increased competition;

•                  changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•                  concerns about security, terrorism, war, public health and political instability;

•                  environmental compliance and other regulatory costs;

•                  labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

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

We own the engines that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines. Upon termination of a lease, we seek to enter a new lease or to sell the engine. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee for our engines coming off-lease. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own four ATR72-202 turboprop aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines or related parts. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. 38 of our leases comprising approximately 20.6% of the net book value of our on-lease engines at December 31, 2013 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

We can give no assurance that our operating cash flows and available liquidity reserves, including the amounts held in the engine reserve restricted cash accounts, will be sufficient to fund necessary engine maintenance. Actual maintenance reserve payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees. Furthermore, we can provide no assurance that lessees will meet their obligations to make maintenance reserve payments or perform required scheduled maintenance or, to the extent that maintenance reserve payments are insufficient, to cover the cost of refurbishments or repairs.

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

•                  the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

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

These risks may reduce our engine utilization rates, lease margins, maintenance reserve revenues, and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates, the appraised and resale value of engines and increase the time and costs incurred to lease or sell engines.

We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful and that results of prior periods should not be relied upon as an indication of our future performance.

Our customers face intense competition and some carriers are in troubled financial condition.

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity.  After a period of recovery, the airline industry was negatively impacted again in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. The airline industry has recovered in 2010 through 2013, returning to profitability with carriers in emerging markets and the U.S. faring better than European carriers. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2013, we had an aggregate of approximately $0.8 million in lease rent and $0.8 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy in the United States and in foreign jurisdictions, with some seeking to restructure their operations and others which are ceasing operations entirely. In the case of airlines which are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy law often allows these airlines to terminate leases early and to return our engines without meeting the contractual return conditions, and in that case, we may not be paid the full amount, or any part of, our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine, but under modified lease terms.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine and its records, or alternatively to negotiate a settlement under which we can immediately recover the engine and its records in exchange for waiving subsequent legal claims.

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

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those involving anti-corruption.  For example, the U.S. Foreign Corrupt Practices Act (FCPA) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similar laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or sanctions. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

Civil aviation regulation

Users of engines are subject to general civil aviation authorities, including the FAA and the European Aviation Safety Agency (“EASA”), who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine types or series of specific engines that must be implemented for the engine to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine or particular engine parts. Each lessee of an engine generally is responsible for complying with all airworthiness directives. However, if the engine is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

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

Our consolidated financial statements are prepared in accordance with GAAP. The Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) have recently issued a jointly developed proposal on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both lessees and lessors, replacing the existing concepts of operating and capital leases with new models. The new models would result in the elimination of most off-balance sheet lease financing for lessees. Lessors would apply one of two models depending upon whether the lessor retains exposure to significant risks or benefits of the underlying assets. The FASB’s document is in the form of an exposure draft of a proposed Accounting Standards Update, Leases (Topic 842) (“ED”), issued in May 2013, and would apply to the accounting for all leases, with some exceptions. The ED also includes expanded disclosures including quantitative and qualitative information to enable users to understand the amount and timing of expected cash flows for both lessors and lessees.

The FASB has not completed all of its deliberations and the decisions made to date were sufficiently different from those published in the ED to warrant re-exposure of the revised proposal.  The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our consolidated financial statements that may result from such future. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have the potential to have an adverse effect on our business. We do not anticipate that the accounting pronouncement, when issued, will change the fundamental economic reasons that airlines lease aircraft and aircraft engines.

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

We and our lenders generally are named as an additional insured on liability insurance policies carried by our lessees and are usually the loss payees for damage to the engines. We have not experienced any significant aviation-related claims or any product liability claims related to our engines or spare parts that were not insured. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or spare parts could result in significant monetary claims for which there may not be sufficient insurance coverage.

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

The relatively recent, well publicized, worldwide disruptions in the credit and financial markets increase the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to continue our recent growth trend. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities, could result in increased funding costs and would limit our ability to:

•                  meet the terms and maturities of our existing and future debt facilities;

•                  add new equipment to our portfolio;

•                  fund our working capital needs and maintain adequate liquidity; and

•                  finance other growth initiatives.

Our financing facilities impose restrictions on our operations.

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition and performance tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our capital stock if an event of default under such facilities has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such amendments and waivers to our financing agreements in the past, but we cannot provide any assurance that we will receive such amendments or waivers in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our engine leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR has decreased from approximately 0.21% on December 31, 2012 to approximately 0.17% on December 31, 2013.

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

For the year ended December 31, 2013, 86% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

In some jurisdictions, an engine affixed to an aircraft may become an accession to the aircraft, so that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess an engine in the event of a lessee bankruptcy or lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address the regulations. We have complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our annual assessment of internal controls over financial reporting. We complied with Section 404b of the Sarbanes-Oxley Act as of December 31, 2009 and our independent registered public accounting firm has audited internal controls over financial reporting. Such compliance requires us to incur additional costs on audit and consulting fees and require additional management time that may adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2013, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,767,267 shares of our common stock, representing approximately 33% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

•                  We fail to provide adequate insurance or otherwise materially and adversely affect the rights of WEST II;

•                  We cease to be engaged in the aircraft engine leasing business;

•                  We become subject to an insolvency or bankruptcy proceeding, either voluntarily or involuntarily; and

•                  We fail to maintain the following financial covenant set forth in the Servicing Agreement: Maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization to interest ratio of 2.25-to-1.00

As of December 31, 2013, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST II, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.

Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.

Our board of directors has authorized the issuance of shares of Series I Junior Participating Preferred Stock pursuant to our amended rights agreement, by and between us and American Stock Transfer and Trust Company, as rights agent. The rights agreement could make it more difficult to proceed with and tend to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% supermajority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 2.               PROPERTIES

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.6 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $126,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $64,800 and $26,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $154,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $20,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $40,000.  We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.4 million.

ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2013.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 14, 2014 there were approximately 2,539 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2013 and 2012, as reported by NASDAQ, are set forth below:

	2013		2012
	High	Low	High	Low
First Quarter	$16.14	$14.55	$14.82	$12.13
Second Quarter	15.40	11.77	13.14	11.75
Third Quarter	15.73	13.82	13.33	11.46
Fourth Quarter	18.23	15.71	14.71	12.35

During the years ended December 31, 2013 and 2012, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Stockholders:
None	n/a	n/a	n/a

Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	n/a	44,354
1996 Stock Option/Stock Issuance Plan*	75,437	9.38	—
2007 Stock Incentive Plan	—	n/a	250,054
Total	75,437	$9.38	294,408

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 1,879,564 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2013. Of this amount, 129,618 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 250,054 shares which were available as of December 31, 2013 for future issuance under the 2007 Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The repurchased shares are to be subsequently retired. 395,254 shares totaling $5.9 million were repurchased in 2013 under our authorized plan. As of December 31, 2013, the total number of common shares outstanding was approximately 8.4 million.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
October	42	$15.87	42	$83,322
November	—	—	—	83,322
December	—	—	—	83,322
Total	42	$15.87	42	$83,322

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$101,737	$94,591	$104,663	$102,133	$102,390
Maintenance reserve revenue	46,694	41,387	39,161	34,776	46,049
Gain on sale of leased equipment	5,675	5,499	11,110	7,990	1,043
Other revenue	4,306	6,613	1,719	3,403	958
Total revenue	$158,412	$148,090	$156,653	$148,302	$150,440

Net income	$15,626	$1,535	$14,508	$12,050	$22,367

Net income (loss) attributable to common shareholders	$15,626	$(3,793)	$11,380	$8,922	$19,239

Basic earnings (loss) per common share	$1.95	$(0.45)	$1.35	$1.03	$2.30
Diluted earnings (loss) per common share	$1.89	$(0.43)	$1.28	$0.96	$2.14
Balance Sheet Data:
Total assets	$1,199,229	$1,078,715	$1,133,205	$1,125,962	$1,097,702
Debt	$787,614	$696,988	$718,134	$731,632	$726,235
Shareholders’ equity	$212,605	$199,163	$236,271	$226,580	$220,793

Lease Portfolio:
Engines at end of the period	202	184	194	179	169
Spare parts packages at end of the period	5	4	3	4	3
Aircraft at end of the period	4	7	13	3	4

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; and the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2013, all of our leases were operating leases. As of December 31, 2013, we had 82 lessees in 41 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2013, our lease portfolio consisted of 202 engines and related equipment, 4 aircraft and 5 spare engine parts packages with an aggregate net book value of $1,033.0 million. As of December 31, 2013, we also managed 43 engines and related equipment on behalf of other parties.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns and leases 26 engines with a net book value of $241.7 million at December 31, 2013.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2013, all of our leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 56 engines having a net book value of $127.8 million are depreciated using this policy.

It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines.  On July 1, 2012 and again on July 1, 2013, we adjusted the depreciation for certain older engine types within the portfolio. The 2013 change in depreciation estimate resulted in a $3.9 million increase in depreciation in 2013 and on an annual basis will result in an increase in depreciation expense of $7.6 million per year assuming no change in our portfolio. The net effect of the 2013 change in depreciation estimate is a reduction in 2013 net income of $2.3 million or $0.28 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

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

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Revenue is summarized as follows:

	Years Ended December 31,
	2013		2012
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$101,737	64.2%	$94,591	63.9%
Maintenance reserve revenue	46,694	29.5%	41,387	27.9%
Gain on sale of leased equipment	5,675	3.6%	5,499	3.7%
Other revenue	4,306	2.7%	6,613	4.5%
Total revenue	$158,412	100.0%	$148,090	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2013, increased by 7.6% over the comparable period in 2012. This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease. The aggregate of net book value of equipment held for lease at December 31, 2013 and 2012, was $1,033.0 million and $961.5 million, respectively, an increase of 7.4%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. At each of December 31, 2013 and 2012, approximately 86% of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2013 was 84% compared to 83% in the prior year. During the year ended December 31, 2013, 40 engines were added to our lease portfolio at a total cost of $172.2 million (including capitalized costs). During the year ended December 31, 2012, one aircraft and 7 engines were added to our lease portfolio at a total cost of $67.4 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2013 increased 12.8% to $46.7 million from $41.4 million for the comparable period in 2012. This increase was primarily due to higher maintenance reserve revenues recognized related to the termination of long term leases in 2013 compared to 2012.

Gain on Sale of Leased Equipment. During the year ended December 31, 2013, we sold 24 engines, 3 aircraft and various engine-related equipment from the lease portfolio for a net gain of $5.7 million. During the year ended December 31, 2012, we sold 14 engines, 1 aircraft and various engine-related equipment from the lease portfolio for a net gain of $5.5 million.

Other Revenue. Our other revenue consists primarily of management fee income and lease administration fees, and decreased $2.3 million from the prior year. The decrease was primarily due to the recording of a gain of $2.0 million in 2012 related to the receipt of an engine in exchange for an engine that was damaged while under lease.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.1 million or 11.6% to $58.7 million for the year ended December 31, 2013, from the comparable period in 2012 due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types. On July 1, 2012 and again on July 1, 2013, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines. The 2013 change in depreciation estimate resulted in a $3.9 million increase in depreciation for 2013. The net effect of the 2013 change in depreciation estimate is a reduction in 2013 net income of $2.3 million or $0.28 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $6.5 million for the year ended December 31, 2013, an increase of $0.6 million from the $5.9 million recorded in the comparable period in 2012. A write-down of $3.7 million was recorded in the year ended December 31, 2013 due to a management decision to consign four engines for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A further write-down of $2.8 million was recorded in the year ended December 31, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A write-down of $4.7 million was recorded in the year ended December 31, 2012 due to a management decision to sell 2 engines and consign 5 engines for part out and sale. A further write-down of $1.2 million was recorded for the year ended December 31, 2012 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses decreased 2.0% to $33.9 million for the year ended December 31, 2013, from the comparable period in 2012 due primarily to decreases in third party servicer fees ($0.9 million), bad debt expense ($0.8 million), marketing representative fees ($0.3 million) and corporate aircraft expenses ($0.1 million), which was partially offset by increases in accounting and legal fees ($0.7 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 84.3% to $12.9 million for the year ended December 31, 2013, from the comparable period in 2012 due primarily to increases in engine maintenance costs due to higher engine repair activity ($5.5 million), as well as increases in third party technical service fees ($0.3 million) and engine thrust rental fees due to an increase in the number of engines being operated at higher thrust levels under the CFM thrust rental program ($0.2 million).

Net Finance Costs. Net finance costs include interest expense, interest income and loss/(gain) on debt extinguishment and derivatives termination. Interest expense increased 22.0% to $38.7 million for the year ended December 31, 2013, from the comparable period in 2012, primarily to an increase in the average debt outstanding and an increase in the cost of WEST II debt.  As of December 31, 2013, $392.0 million of our debt is tied to one-month U.S. dollar LIBOR which was 0.19% and 0.23% for the years ended December 31, 2013 and 2012 (average of month-end rates), respectively. At December 31, 2013 and 2012, one-month LIBOR was 0.17% and 0.21%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. In 2013 and 2012, $1.5 million and $6.4 million were realized through the income statement as an increase in interest expense, respectively, as a result of the swap agreements.

Interest income for the year ended December 31, 2013 decreased to $0 from $0.08 million during the year ago period due to a decrease in deposit balances and a drop in the rate of interest earned on deposit balances.

Income Taxes. Income tax expense (benefit) for the year ended December 31, 2013, decreased to ($4.3 million) from $1.2 million for the comparable period in 2012. The effective rate for the year ended December 31, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.7 million related to an extraterritorial income (“ETI”) adjustment recorded in the period for certain of our engines. We recognized this income tax benefit in the current period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The overall effective tax rate for the year ended December 31, 2013 was 38.9% (excluding the ETI benefit) compared to 43.0% for the prior year. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

Gain on Sale of Leased Equipment. During the year ended December 31, 2012, we sold 14 engines, 1 aircraft and various engine-related equipment from the lease portfolio for a net gain of $5.5 million. During the year ended December 31, 2011, we sold 12 engines and various engine-related equipment from the lease portfolio for a net gain of $11.1 million. The 2011 gain on sales included $3.6 million which represents 50% of the total $7.2 million gain related to the sale by the Company of seven engines to WMES in 2011, as described in footnote 3 to our consolidated financial statements.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.3 million or 2.6% to $52.6 million for the year ended December 31, 2012, from the comparable period in 2011 due to changes in estimates of useful lives and residual values on certain older engine types. On July 1, 2011 and again on July 1, 2012, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2012 change in depreciation estimate resulted in a $2.0 million increase in depreciation for 2012. The net effect of the 2012 change in depreciation estimate is a reduction in 2012 net income of $1.0 million or $0.12 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

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

Net Finance Costs. Net finance costs include interest expense, interest income and net (gain)/loss on debt extinguishment and derivatives termination. Interest expense decreased 9.8% to $31.7 million for the year ended December 31, 2012, from the comparable period in 2011, due to a decrease in the average debt outstanding and a decrease in the average notional value of interest rate swaps held throughout the period which were at a higher rate than the prevailing interest rates on our debt. As of December 31, 2012, $282.0 million of our debt is tied to one-month U.S. dollar LIBOR which was 0.23% for each of the years ended December 31, 2012 and 2011 (average of month-end rates). At December 31, 2012 and 2011, one-month LIBOR was 0.21% and 0.30%, respectively. To mitigate exposure to interest rate changes, we have entered into interest rate swap agreements. As of December 31, 2012, such swap agreements had notional outstanding amounts of $100.0 million, with a remaining term of eleven months and a fixed rate of 2.10%. In 2012 and 2011, $6.4 million and $11.3 million were realized through the income statement as an increase in interest expense, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $130.0 million, $603.7 million and $132.4 million, in the years ended December 31, 2013, 2012 and 2011, respectively, was derived from this activity. In these same time periods $70.9 million, $626.9 million and $146.4 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $80.3 million, $67.3 million and $76.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, $9.5 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $136.2 million, $61.5 million and $144.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We purchased 11 of the engines for $63.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) purchased the remaining 8 engines for $54.5 million. We funded our portion of this transaction with available funds from our revolving credit facility. As part of this transaction, we made a $5.5 million capital contribution to WMES to support its purchase of the 8 SAS engines.  During the remainder of 2013, we made additional capital contributions of $5.7 million to our investment in WMES.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86%, by book value, of our assets were on-lease at each of December 31, 2013 and December 31, 2012. The average utilization rate for the year ended December 31, 2013 was 84% compared to 83% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2013, notes payable consists of loans totaling $787.6 million payable over periods of approximately one month to 9 years with interest rates varying between approximately 3.2% and 5.5%.

Our significant debt instruments are discussed below:

At December 31, 2013, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On June 18, 2013, we increased this revolving credit facility to $450.0 million from $430.0 million. As of December 31, 2013, $88.0 million was available under this facility. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.87 as calculated under the terms of the revolving credit facility at December 31, 2013, the interest rate on this facility is one-month LIBOR plus 3.00% as of December 31, 2013. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 71 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid 10 years from the issuance date by September 17, 2022. The legal final maturity of the Notes is September 15, 2037.

In connection with the transactions described above, effective September 17, 2012, the Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST II to provide certain engine, lease management and reporting functions for WEST II in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST II is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

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

At December 31, 2013 and 2012, $370.6 and 386.7 million, respectively, of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or those of any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. These terms resulted in the release of excess cash which had been held in our restricted cash accounts generating greater liquidity.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. With this acquisition, WOLF is consolidated for financial statement presentation purposes. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $30.0 million as of December 31, 2013, are included in Notes payable. The two term notes are non-recourse, have a maturity date of May 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

We recorded the assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor. The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million, which comprised of $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations related to the WOLF assets have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.2 and $8.6 million as of December 31, 2013 and 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $1.0 and $2.3 million as of December 31, 2013 and 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.8 million and $17.3 million as of December 31, 2013 and 2012, respectively. On January 10, 2014, we extended the term of this loan for another 4 years with a maturity date of January 11, 2018 and interest payable at one-month LIBOR plus 2.25%. The loan continues to be secured by three engines.

At December 31, 2013 and 2012, one-month LIBOR was 0.17% and 0.21%, respectively.

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

At December 31, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.50 to 1.00, and the Total Leverage Ratio requirement to remain below 4.75 to 1.00. At December 31, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $196.1 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $42.0 million of our debt is repayable during 2014.  Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2013:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$787,614	$42,024	$421,149	$60,841	$263,600
Interest payments under long-term debt obligations	172,346	33,184	61,494	32,460	45,208
Operating lease obligations	4,537	1,250	1,815	1,472	—
Purchase obligations	27,132	9,044	18,088	—	—
Total	$991,629	$85,502	$502,546	$94,773	$308,808

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2013 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of three engines and related equipment for a gross purchase price of $28.5 million, for delivery in 2014 through 2016. As at December 31, 2013, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2014 through 2016.

We entered into a lease effective November 1, 2007 for our offices in Novato, California that covers approximately 20,534 square feet of office space. The total remaining rent commitment is approximately $2.6 million and expires September 30, 2018. The sub-lease of our premises in San Diego, California expires in October 2014. Our Shanghai, China office lease and warehouse lease expire in December 2014 and July 2017, respectively. Our London, United Kingdom office lease expires in December 2015. Our Blagnac, France office lease expires in December 2014. Our Dublin, Ireland office lease expires in May 2017. Our Boynton Beach, Florida office and warehouse lease expires in October 2019.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2014. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2013, $392.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place. The fair value of interest rate swaps at December 31, 2013 and 2012 was $0 and negative $1.7 million, representing a net liability for us.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $1.5 million and $6.4 million for the years ended December 31, 2013 and December 31, 2012, respectively. This incremental cost for the swaps effective for hedge accounting was included in interest expense for the respective periods.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Related Party Transactions

Over the past three years, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million, $0.6 million and $1.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. The Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements were $22,200, $70,700 and $146,900 for the years ended December 31, 2013, 2012 and 2011, respectively. The Consignment agreements provided a minimum guarantee of net consignment proceeds which was converted to a note and had a balance of $1.2 million as of December 31, 2012.

On November 6, 2013, the Company purchased certain assets of J.T. Power for $5.6 million. A net cash payment of $4.5 million was made to fund the transaction, after deducting amounts owed to the Company, including $0.7 million related to the minimum guarantee remaining under the note and cash received of $0.4 million. Of the $4.5 million cash payment, $1.2 million was paid to various creditors and $3.3 million was paid to the shareholders of J.T. Power.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2013, $392.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt (net of derivative instruments), would increase or decrease $3.9 million (in 2012, $1.8 million).

We previously hedged a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. In November 2013, the last of our swap agreements matured. For any interest rate swaps entered into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

We are also exposed to currency devaluation risk. During 2013, 2012, and 2011, respectively, 86%, 88% and 80% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment our management believes that, as of December 31, 2013, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 41.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2014, the staff of the SEC, the Company and three of its current officers (Charles F. Willis IV, Bradley S. Forsyth, and Donald A. Nunemaker) entered into an agreement in principle to settle an administrative proceeding alleging that in certain instances they had failed to timely file public reports of the officers’ stock ownership.  The officers had the understanding that the reports were being timely filed by its legal department, and the Company has since hired a new General Counsel and taken remedial steps to ensure ongoing compliance with filing deadlines.  The Company understands that this is part of a broad SEC review of purportedly late filings by multiple public companies and certain of their officers and directors.  The Company agreed to pay a civil penalty of $150,000, and the individuals have agreed to pay $75,500, $25,000, and $25,000, respectively, all without admitting or denying the allegations.  The settlements are subject to approval by the SEC.  The Company does not expect this matter to materially impact its business or operations.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2013	2012
Audit fees	$727,314	$657,984
Audit-related fees	152,710	167,660
Tax fees	47,970	24,509
Total	$927,994	$850,153

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 39.

(a) (2) Financial Statement Schedule

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 67.

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

4.5

First Amendment to Rights Agreement dated as of November 30, 2000 by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 15, 2000).

4.6

Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.7

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

4.9

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Registrant and Thomas C. Nord dated September 19, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2005).
10.8	Amendment to Employment Agreement between Registrant and Thomas C. Nord dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to our report on Form 10-Q filed on May 9, 2011).
10.9	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.10	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).
10.11	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to Form 8-K filed on June 19, 2013).
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
101

The following materials from the Company’s report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Dated:	March 17, 2014

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 17, 2014	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 17, 2014	Chief Financial Officer and Senior Vice President	/s/ BRADLEY S. FORSYTH
	(Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: March 17, 2014	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 17, 2014	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 17, 2014	Director	/s/ W. WILLIAM COON, JR.
W. William Coon, Jr.

Date: March 17, 2014	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willis Lease Finance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 17, 2014

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$12,801	$5,379
Restricted cash	50,794	24,591
Equipment held for operating lease, less accumulated depreciation of $257,806 and $242,529 at December 31, 2013 and 2012, respectively	1,033,022	961,459
Equipment held for sale	32,491	23,607
Operating lease related receivable, net of allowances of $296 and $980 at December 31, 2013 and 2012, respectively	13,286	12,916
Inventory	3,280	—
Investments	23,485	21,831
Property, equipment & furnishings, less accumulated depreciation of $8,666 and $7,087 at December 31, 2013 and 2012, respectively	4,950	5,989
Intangible assets, net	1,396	—
Equipment purchase deposits	1,369	1,369
Other assets	22,355	21,574
Total assets	$1,199,229	$1,078,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$16,283	$15,374
Liabilities under derivative instruments	—	1,690
Deferred income taxes	86,685	90,638
Notes payable	787,614	696,988
Maintenance reserves	77,335	63,313
Security deposits	15,158	6,956
Unearned lease revenue	3,549	4,593
Total liabilities	986,624	879,552

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012)	—	—
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,399,739 and 8,715,580 shares issued and outstanding at December 31, 2013 and 2012, respectively)	84	87
Paid-in capital in excess of par	44,741	47,785
Retained earnings	167,455	151,829
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $174 and ($261) at December 31, 2013 and 2012, respectively	325	(538)
Total shareholders’ equity	212,605	199,163
Total liabilities and shareholders’ equity	$1,199,229	$1,078,715

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUE
Lease rent revenue	$101,737	$94,591	$104,663
Maintenance reserve revenue	46,694	41,387	39,161
Gain on sale of leased equipment	5,675	5,499	11,110
Other revenue	4,306	6,613	1,719
Total revenue	158,412	148,090	156,653

EXPENSES
Depreciation and amortization expense	58,727	52,591	51,250
Write-down of equipment	6,461	5,874	3,341
General and administrative	33,868	34,551	35,701
Technical expense	12,863	7,006	8,394
Net finance costs:
Interest expense	38,719	31,749	35,201
Interest income	—	(80)	(167)
Loss on debt extinguishment and derivatives termination	—	15,462	343
Total net finance costs	38,719	47,131	35,377
Total expenses	150,638	147,153	134,063

Earnings from operations	7,774	937	22,590

Earnings from joint ventures	3,526	1,759	1,295

Income before income taxes	11,300	2,696	23,885
Income tax benefit (expense)	4,326	(1,161)	(9,377)
Net income	$15,626	$1,535	$14,508

Preferred stock dividends	—	2,493	3,128
Preferred stock redemption costs	—	2,835	—

Net income (loss) attributable to common shareholders	$15,626	$(3,793)	$11,380

Basic earnings (loss) per common share:	$1.95	$(0.45)	$1.35

Diluted earnings (loss) per common share:	$1.89	$(0.43)	$1.28

Average common shares outstanding	8,029	8,490	8,423
Diluted average common shares outstanding	8,289	8,791	8,876

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve Months Ended December 31,
	2013	2012	2011
Net income	$15,626	$1,535	$14,508

Other comprehensive income:
Derivative instruments
Unrealized losses on derivative instruments	(187)	(4,311)	(8,933)
Reclassification adjustment for losses included in termination of derivative instruments	—	10,143	—
Reclassification adjustment for losses included in net income	1,485	6,037	10,959
Net gain recognized in other comprehensive income	1,298	11,869	2,026
Tax expense related to items of other comprehensive income	(435)	(4,208)	(448)

Other comprehensive income	863	7,661	1,578
Total comprehensive income	$16,489	$9,196	$16,086

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Preferred Stock	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2010	$31,915	9,181	$92	$60,108	$(9,777)	$144,242	$226,580

Net income	—	—	—	—	—	14,508	14,508

Unrealized gain from derivative instruments, net of tax expense of $448	—	—	—	—	1,578	—	1,578

Preferred stock dividends paid	—	—	—	—	—	(3,128)	(3,128)

Shares repurchased	—	(435)	(4)	(5,657)	—	—	(5,661)

Cash settlement of stock options	—	(172)	(2)	(1,260)	—	—	(1,262)

Shares issued under stock compensation plans	—	614	6	666	—	—	672

Cancellation of restricted stock units in satisfaction of withholding tax	—	(78)	(1)	(967)	—	—	(968)

Stock-based compensation, net of forfeitures	—	—	—	3,173	—	—	3,173

Excess tax benefit from stock-based compensation	—	—	—	779	—	—	779

Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,199)	$155,622	$236,271

Net income	—	—	—	—	—	1,535	1,535

Net unrealized loss from derivative instruments, net of tax expense of $4,208	—	—	—	—	7,661	—	7,661

Preferred stock dividends paid	—	—	—	—	—	(2,493)	(2,493)

Preferred stock redemption	(31,915)	—	—	—	—	(2,835)	(34,750)

Shares repurchased	—	(928)	(9)	(12,727)	—	—	(12,736)

Shares issued under stock compensation plans	—	627	6	1,719	—	—	1,725

Cancellation of restricted stock units in satisfaction of withholding tax	—	(93)	(1)	(1,193)	—	—	(1,194)

Stock-based compensation, net of forfeitures	—	—	—	3,144	—	—	3,144

Balances at December 31, 2012	$—	8,716	$87	$47,785	$(538)	$151,829	$199,163

Net income	—	—	—	—	—	15,626	15,626

Net unrealized loss from derivative instruments, net of tax expense of $435	—	—	—	—	863	—	863

Shares repurchased	—	(395)	(4)	(5,914)	—	—	(5,918)

Shares issued under stock compensation plans	—	160	2	678	—	—	680

Cancellation of restricted stock units in satisfaction of withholding tax	—	(81)	(1)	(1,247)	—	—	(1,248)

Stock-based compensation, net of forfeitures	—	—	—	3,439	—	—	3,439

Balances at December 31, 2013	$—	8,400	$84	$44,741	$325	$167,455	$212,605

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$15,626	$1,535	$14,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,727	52,591	51,250
Write-down of equipment	6,461	5,874	3,341
Stock-based compensation expenses	3,439	3,144	3,173
Amortization of deferred costs	4,113	3,982	4,544
Amortization of loan discount	—	341	532
Amortization of interest rate derivative cost	(404)	(236)	483
Allowances and provisions	(684)	503	54
Gain on sale of leased equipment	(5,675)	(5,499)	(11,110)
Gain on non-monetary exchange	—	(1,961)	—
Gain on insurance settlement	(351)	(173)	—
Other non-cash items	—	—	(1,113)
Income from joint ventures, net of distributions	(3,526)	(957)	(485)
Non-cash portion of loss on debt extinguishment and derivatives termination	—	7,164	343
Deferred income taxes	(4,389)	949	8,335
Changes in assets and liabilities:
Receivables	2,269	(4,985)	385
Notes receivable	—	542	205
Other assets	(3,158)	(1,256)	(4,507)
Accounts payable and accrued expenses	(23)	(5,724)	(979)
Restricted cash	(5,701)	1,694	2,515
Maintenance reserves	14,022	8,804	4,067
Security deposits	614	678	552
Unearned lease revenue	(1,064)	301	569
Net cash provided by operating activities	80,296	67,311	76,662

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	38,706	34,607	110,777
Restricted cash for investing activities	(20,502)	1,754	(1,754)
Capital contribution to joint ventures	(11,219)	(5,636)	(8,943)
Acquisition of J.T. Power, net of cash acquired	(4,171)	––	––
Acquisition of WOLF, net of cash acquired	(2,020)	—	—
Purchase of equipment held for operating lease and for sale	(136,231)	(61,464)	(144,334)
Purchase of property, equipment and furnishings	(453)	(1,219)	(904)
Net cash used in investing activities	(131,850)	(31,958)	(45,158)

Cash flows from financing activities:
Proceeds from issuance of notes payable	130,000	603,693	132,409
Debt issuance cost	(1,252)	(11,949)	(3,691)
Preferred stock dividends	—	(2,493)	(3,128)
Interest bearing security deposits	7,588	—	—
Proceeds from shares issued under stock compensation plans	680	1,725	672
Cancellation of restricted stock units in satisfaction of withholding tax	(1,248)	(1,194)	(968)
Excess tax benefit from stock-based compensation	—	—	779
Redemption of preferred stock	—	(34,750)	—
Repurchase of common stock	(5,918)	(12,736)	(5,661)
Cash settlement of stock options	—	—	(1,262)
Principal payments on notes payable	(70,874)	(626,923)	(146,439)
Decrease in restricted cash	—	48,213	—
Net cash provided by (used in) financing activities	58,976	(36,414)	(27,289)
Increase/(Decrease) in cash and cash equivalents	7,422	(1,061)	4,215
Cash and cash equivalents at beginning of period	5,379	6,440	2,225

Cash and cash equivalents at end of period	$12,801	$5,379	$6,440
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$33,931	$21,528	$20,063
Income Taxes	$111	$105	$155

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2013, 2012, 2011, a liability of $63, $2,255, and $0, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

During the years ended December 31, 2013, 2012, 2011, engines and equipment totaling  $15,166, $22,935, and $17,067, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

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

Prior to September 18, 2013, we held a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF. As a result of the transaction, we now own one hundred percent of WOLF.  The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

On November 6, 2013, the Company entered into an Asset Purchase Agreement for the purchase of certain assets of J.T. Power, a related party, for $5.6 million (see Footnote 4. Acquisitions). In connection with that acquisition, the Company launched a new, wholly-owned subsidiary, Willis Aeronautical Services, Inc. (“WASI”). WASI primarily engages in selling aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

(b)         Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST Engine Funding LLC, WEST Engine Funding (Ireland) Limited, WEST Engine Acquisition LLC, Facility Engine Acquisition LLC, WLFC (Ireland) Limited, Willis Lease (Ireland) Limited, WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited, Willis Aviation Finance Limited, Willis Lease France, Willis Lease (China) Limited, WEST  Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, WOLF A340 LLC, WOLF 149 LLC, WOLF 139 LLC, Willis Aeronautical Services, Inc. (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In the year ended December 31, 2011, the Company sold three engines to an investor group for $29.0 million.  After the date of sale, the Company retains responsibility to manage the engines that were sold to the investor group. Because the arrangement has multiple deliverables, the Company evaluated the arrangement under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple

Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangement, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit. There were no such sales recorded in the years ended December 31, 2013 and December 31, 2012.

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

Based on the conclusion that the sale of engines and the management services can be accounted for separately, the Company recognized a $5.0 million gain on sale of the three engines in the year ended December 31, 2011. The gain recorded was the difference between the sales price and the net book value of the engines sold.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2013, we had an aggregate of approximately $0.8 million in lease rent and $0.8 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

Our largest customer accounted for approximately 5.6% of total revenue during 2013. This customer had no past due rents as of December 31, 2013. No customer accounted for greater than 10% of total revenue in 2013, 2012 and 2011.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. No impairment charges were recorded in 2013 and 2012 as a result of our review. Such review resulted in an impairment charge for engines and aircraft of $1.0 million in 2011 (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income).

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

(g)           Interest Rate Hedging

We enter into various derivative instruments periodically to mitigate the exposure on our variable rate borrowings. The derivative instruments are fixed-rate interest swaps that are recorded at fair value as either an asset or liability. The last of our hedge instruments matured in November 2013.

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

During the year ended December 31, 2013 the Company determined that it incorrectly applied the guidance in ASC 815, Derivatives and Hedging from 2006 to 2010. The effects of correcting the prior period errors were an increase to Accumulated Other Comprehensive Income of $0.7 million, a decrease to Retained Earnings of $1.1 million and an increase to Deferred Tax Liabilities of $0.4 million from the amounts previously reported at December 31, 2012.

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

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2010-2012 and 2009-2012, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

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

(l)   Inventory

Inventory consists of spare aircraft and engine parts and is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

(m)   Intangible Assets

Intangible assets include customer relationships and goodwill arising from the Company’s acquisition of J.T. Power (see Footnote 4. Acquisition). Intangible assets are accounted for in accordance with FASB ASC 350, “Intangibles — Goodwill and Other.”

Goodwill is assessed for impairment annually.  Customer relationships are amortized on a straight line basis over their estimated useful life of five years. The Company has no intangible assets with indefinite useful lives.

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

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	8,029	8,490	8,423
Dilutive and potentially dilutive common shares	260	301	453
Total shares	8,289	8,791	8,876

(p)         Investments

Our investment in the WMES joint venture, where we own 50% of the equity of the venture, is accounted for using the equity method of accounting. This investment is recorded at the amount invested plus or minus our 50% share of net income or loss less any distributions or return of capital received from the entity.

Prior to September 18, 2013, we held a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF. Prior to that date, the investment in the WOLF joint venture was accounted for using the equity method of accounting. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

(q)     Stock Based Compensation

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

(r)       Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(s)  Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2013, we held no interest rate swaps. As of December 31, 2012, we measured the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2012, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We had interest rate swap agreements which have a net liability fair value of $1.7 million as of December 31, 2012. In 2013 and 2012, $1.9 million and $6.4 million, respectively, were realized through the income statement as an increase in interest expense, and in 2012, $10.2 million was realized through the income statement as a loss on debt extinguishment and derivatives termination.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2012:

	Assets and (Liabilities) at Fair Value
	December 31, 2012
	Total	Level 1	Level 2	Level 3

Derivatives	$(1,690)	$—	$(1,690)	$—
Total	$(1,690)	$—	$(1,690)	$—

In 2013 and 2012, all hedges were effective and no change in fair value was recorded in earnings.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, and the gains (losses) recorded during the years ended December 31, 2013 and 2012 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2013				December 31, 2012				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2013	2012
	(in thousands)								(in thousands)
Equipment held for sale	$32,491	—	$30,824	$1,667	$23,607	—	$23,384	$223	$(6,461)	$(5,874)
Total	$32,491	$—	$30,824	$1,667	$23,607	$—	$23,384	$223	$(6,461)	$(5,874)

At December 31, 2013, the Company used Level 2 inputs to measure the fair value of certain engines and equipment held for sale.  Due to the absence of quoted market prices of certain engines that were held as inventory not consigned to third parties, management utilized Level 3 inputs to measure fair value. The fair values of the assets held for sale categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at December 31, 2013 and December 31, 2012.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write-down of $3.7 million was recorded in the year ended December 31, 2013 based on a comparison of the asset net book values with the proceeds expected from the sale of engines. A further asset write-down of $2.8 million was recorded in the year ended December 31, 2013, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines. An asset write-down of $4.7 million was recorded in the year ended December

31, 2012 based on a comparison of the asset net book values with the proceeds expected from the sale of engines. A further asset write-down of $1.2 million was recorded in the year ended December 31, 2012, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

(t)            Recent Accounting Pronouncements

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

(2) Equipment Held for Lease

At December 31, 2013, we had 202 aircraft engines and related equipment with a cost of $1,259.6 million, 5 spare parts packages with a cost of $6.1 million and 4 aircraft with a cost of $23.5 million, in our lease portfolio. At December 31, 2012, we had 184 aircraft engines and related equipment with a cost of $1,156.7 million, 4 spare parts packages with a cost of $5.9 million and 7 aircraft with a cost of $37.2 million, in our lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2013	2012	2011
	(in thousands)
Region
United States	$14,258	$11,693	$20,790
Mexico	7,387	6,075	6,806
Canada	2,947	5,206	3,183
Europe	37,788	35,001	38,626
South America	8,794	9,196	9,818
Asia	21,407	18,585	18,635
Africa	2,609	2,307	2,084
Middle East	6,547	6,528	4,721
Totals	$101,737	$94,591	$104,663

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2013	2012	2011
	(in thousands)
Region
United States	$6,055	$5,875	$9,663
Mexico	1,641	2,472	3,609
Canada	747	3,015	1,731
Europe	5,061	11,162	13,844
South America	2,995	4,482	5,266
Asia	5,652	6,212	7,162
Africa	837	746	1,180
Middle East	1,664	3,011	1,727
Off-lease and other	(13,973)	(15,130)	(10,539)
Totals	$10,679	$21,845	$33,643

	Years Ended December 31,
Net book value of equipment held for operating lease	2013	2012	2011
	(in thousands)
Region
United States	$103,515	$68,845	$128,989
Mexico	75,628	59,694	66,317
Canada	12,500	17,658	30,987
Europe	368,381	299,505	305,154
South America	78,486	87,660	86,301
Asia	219,123	229,946	159,022
Africa	3,734	5,280	11,844
Middle East	58,509	74,644	49,208
Off-lease and other	113,146	118,227	143,683
Totals	$1,033,022	$961,459	$981,505

As of December 31, 2013 and 2012, the lease status of the equipment held for operating lease was as follows:

Lease Term	December 31, 2013 Net Book Value
(in thousands)
Off-lease and other	$113,146
Month-to-month leases	102,721
Leases expiring 2014	370,370
Leases expiring 2015	124,130
Leases expiring 2016	100,622
Leases expiring 2017	63,969
Leases expiring 2018	47,604
Leases expiring thereafter	110,460
$1,033,022

Lease Term	December 31, 2012 Net Book Value
(in thousands)
Off-lease and other	$118,227
Month-to-month leases	149,585
Leases expiring 2013	339,598
Leases expiring 2014	76,485
Leases expiring 2015	43,243
Leases expiring 2016	79,600
Leases expiring 2017	58,583
Leases expiring thereafter	96,138
$961,459

As of December 31, 2013, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2014	$68,226
2015	42,956
2016	30,037
2017	20,878
2018	15,479
Thereafter	26,663
$204,239

(3) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $11.2 million capital contributions to WMES in the years ended December 31, 2011, 2012 and 2013, respectively, for the purchase of 17 engines from third parties, increasing the number of engines in the lease portfolio to 26. The $25.8 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $22.2 million, which has increased to $23.5 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement have been extended through March 31, 2014. WMES has also established separate credit facilities totaling $62.0 million to fund the purchase of engines. Our investment in the joint venture is $23.5 million and $11.8 million as of December 31, 2013 and December 31, 2012, respectively.

Prior to September 18, 2013, we held a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”), which was accounted for as an investment under the equity method of accounting.

On December 30, 2005, WOLF completed the purchase of two Airbus A340-313 aircraft from Boeing Aircraft Holding Company for a purchase price of $96.0 million. Since their purchase, these two aircraft had been leased to Emirates, with the leases terminating in March and May 2013. The return of both aircraft from the prior lessee, Emirates, was completed by June 2013, with the airframes being disassembled and parted out and the eight engines being marketed for lease separately to airline customers.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF for a purchase price of $1.0 million, with the purchase price representing a $12.7 million discount from the JV partner’s equity interest. The transaction has been being accounted for as an asset acquisition. We recorded the assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor. The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million, which comprised of $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013

Year Ending December 31, 2013 and 2012 (in thousands)	WOLF	WMES	Total
Investment in joint ventures as of December 31, 2011	$9,863	$5,376	$15,239
Investment	—	5,635	5,635
Earnings from joint ventures	1,004	755	1,759
Distribution	(802)	—	(802)
Investment in joint ventures as of December 31, 2012	$10,065	$11,766	$21,831
Investment	—	11,219	11,219
Earnings from joint ventures	3,025	500	3,525
Transfer to consolidated subsidiary	(13,090)	—	(13,090)
Investment in joint ventures as of December 31, 2013	$—	$23,485	$23,485

(4) Acquisition

On November 6, 2013, the Company purchased certain assets of J.T. Power, an ‘end-of-life’ solution provider for aircraft engines and parts, for $5.6 million. A cash payment of $4.5 million was made to fund the transaction, after deducting amounts owed to the Company, $0.7 million related to the minimum guarantee of an existing consignment program and cash received of $0.4 million. The major classes of assets to which we allocated the purchase price were spare parts inventory of $3.4 million, accounts receivable of $1.7 million, identifiable intangible assets of $1.2 million and goodwill of $0.3 million.

(5) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 3.00%, secured by engines. The facility has a committed amount of $450.0 million and $430.0 million at December 31, 2013 and 2012, respectively, which revolves until the maturity date of November 2016.	$362,000	$282,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	370,614	386,724

Note payable at a variable interest rate of LIBOR plus 4.00%, maturing in May 2017, secured by engines.	30,000	—

Note payable at a fixed interest rate of 4.50%, maturing in January 2014. Secured by engines.	15,827	17,338

Note payable at a fixed rate of 5.50%, maturing in September 2017. Secured by one engine.	8,173	8,593

Note payable at a fixed interest rate of 3.94%, maturing in September 2014. Secured by an aircraft.	1,000	2,333

Total notes payable	$787,614	$696,988

At December 31, 2013, one-month LIBOR was 0.17%. At December 31, 2012, the one-month LIBOR rate was 0.21%.

Principal outstanding at December 31, 2013, is repayable as follows:

Year	(in thousands)
2014	$42,024
2015	32,934
2016 (includes $362.0 million outstanding on revolving credit facility)	388,215
2017	37,373
2018	23,468
Thereafter	263,600
$787,614

Virtually all of the debt instruments above have covenant requirements such as minimum tangible net worth, maximum balance sheet leverage and various interest coverage ratios. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2013.

At December 31, 2013, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.5 to 1.00 and the Total Leverage Ratio requirement to remain below 4.75 to 1.00. At December 31, 2013, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $196.1 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2013, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At December 31, 2013, notes payable consists of loans totaling $787.6 million payable over periods of approximately one month to 9 years with interest rates varying between approximately 3.2% and 5.5% (excluding the effect of our interest rate derivative instruments). At December 31, 2013, we had a revolving credit facility totaling approximately

$450.0 million compared to $430.0 million at December 31, 2012. At December 31, 2013, and December 31, 2012, respectively, approximately $88.0 million and $148.0 million were available under this facility. The significant facilities are described below.

At December 31, 2013, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the new facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On June 18, 2013, we increased this revolving credit facility to $450.0 million from $430.0 million.  As of December 31, 2013 and 2012, $88.0 million and $148.0 million were available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.87 as calculated under the terms of the revolving credit facility at December 31, 2013, the interest rate on this facility is LIBOR plus 3.00% as of December 31, 2013. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 71 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

In connection with the transactions described above, effective September 17, 2012, the Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST II to provide certain engine, lease management and reporting functions for WEST II in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST II is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

At December 31, 2013 and 2012, $370.6 million and $386.7 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $30.0 million as of December 31, 2013, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.2 million and $8.6 million as of December 31, 2013 and 2012, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $1.0 million and $2.3 million as of December 31, 2013 and 2012, respectively.

On January 11, 2010, we closed on a loan for a four year term totaling $22.0 million, the proceeds of which were used to pay down our revolving credit facility. Interest is payable at a fixed rate of 4.50% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.8 million and $17.3 million as of December 31, 2013 and 2012, respectively. On January 10, 2014, we extended the term of this loan for another 4 years with a maturity date of January 11, 2018 and interest payable at one-month LIBOR plus 2.25%. The loan continues to be secured by three engines.

(6) Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $392.0 million and $282.0 million of our borrowings at December 31, 2013 and 2012, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. At December 31, 2012, we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million, with a remaining term of eleven months and a fixed rate of 2.10%. The fair value of interest rate swaps at December 31, 2013 and 2012 was $0 and negative $1.7 million, respectively, representing a net liability for us. These amounts represent the estimated amount we would be required to pay if we terminated the swaps.

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our derivative instruments, by contract type:

	Derivatives
		Fair Value
		Years Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
		(in thousands)
Interest rate contracts	Liabilities under derivative instruments	$—	$1,690

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2013, 2012 and 2011:

		Amount of Loss (Gain) Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2013	2012	2011
		(in thousands)
Interest rate contracts	Interest expense	$1,485	$6,427	$11,349
Reclassification adjustment for losses included in termination of derivative instruments	Loss on debt extinguishment and derivatives termination	—	10,143	—
Total		$1,485	$16,570	$11,349

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2013, 2012 and 2011:

Derivatives in	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Loss (Gain) Reclassified from Accumulated OCI into	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2013	2012	2011	(Effective Portion)	2013	2012	2011
	(in thousands)				(in thousands)
Interest rate contracts*	$1,690	$508	$1,933	Interest expense	$1,485	$6,427	$11,349
Total	$1,690	$508	$1,933	Total	$1,485	$6,427	$11,349

* These amounts are shown net of $1.9 million, $6.7 million and $10.9 million of interest payments reclassified to the income statement during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place at December 31, 2012 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and had not required the counterparty to provide collateral or other security to the Company.

(7) Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows

	Years ended December 31,
	2013	2012	2011
	(in thousands)
US	$10,408	$2,335	$23,902
Non U.S.	892	361	(17)
Income from continuing operations before income taxes	11,300	2,696	23,885

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Foreign	Total
	(in thousands)
December 31, 2013
Current	$(155)	$123	$95	$63
Deferred	(3,755)	(634)	—	(4,389)
Total 2013	$(3,910)	$(511)	$95	$(4,326)

December 31, 2012
Current	$175	$37	$—	$212
Deferred	707	242	—	949
Total 2012	$882	$279	$—	$1,161

December 31, 2011
Current	$1,373	$(331)	$—	$1,042
Deferred	9,783	(1,448)	—	8,335
Total 2011	$11,156	$(1,779)	$—	$9,377

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2013		2012		2011
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	3,842	34.0	916	34.0	8,147	34.0
State taxes, net of federal benefit	(338)	(3.0)	185	6.9	(38)	(0.2)
Foreign tax paid	95	0.8	—	—	—	—
State income tax apportionment adjustment	—	—	—	—	(1,137)	(4.7)
Extraterritorial income exclusion	—	—	—	—	(7)	—
Tax consequences of the sale of engines to WMES	(36)	(0.3)	(46)	(1.7)	1,214	5.1
Uncertain tax positions	160	1.4	97	3.6	195	0.8
Permanent differences-162(m)	732	6.5	385	14.3	737	3.1
ETI basis restoration	(8,728)	(77.2)	—	—	—	—
Permanent differences and other	(53)	(0.5)	(376)	(14.1)	266	1.0
Effective income tax expense (benefit)	(4,326)	(38.3)	1,161	43.0	9,377	39.1

In 2011, we determined that a number of assets and their associated leases qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules, resulting in a reduction in the federal effective tax rate in those years. In 2012, these assets and their associated leases no longer qualify for exclusion from federal taxable income under the Extraterritorial Income Exclusion rules.

In 2011, the Company’s effective tax rate was reduced by $1.1 million related to a change in California state tax law enacted during 2009 regarding state apportionment of income which became effective in 2011.

In 2013, we recorded an income tax benefit of $8.7 million related to an extraterritorial income (“ETI”) adjustment for certain of our engines. We recognized this income tax benefit in the current period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2011	$308
Increases related to current year tax positions	98
Balance as of December 31, 2012	406
Increases related to current year tax positions	160
Balance as of December 31, 2013	$566

As of December 31, 2013, we reserved $0.2 million for the benefit resulting from the Extraterritorial Income Exclusion noted above.  As of December 31, 2012 and 2011, we reserved $0.1 million and $0.2 million, respectively, for tax exposure in Europe, no reserve was established as of December 31, 2013 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,134	$1,550
State taxes	532	706
Reserves and allowances	853	1,596
Other accruals	1,048	962
Alternative minimum tax credit	377	542
Net operating loss carry forward	36,778	32,470
Charitable contributions	17	18
Total deferred tax assets	40,739	37,844

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(125,675)	(124,292)
Other deferred tax liabilities	(1,575)	(4,451)
Net deferred tax liabilities	(127,250)	(128,743)

Other comprehensive income, deferred tax asset	(174)	261

Net deferred tax liabilities	$(86,685)	$(90,638)

As of December 31, 2013, we had net operating loss carry forwards of approximately $103.6 million for federal tax purposes and $19.2 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2022 to 2033 and the state net operating loss carry forwards will expire at various times from 2016 to 2023. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2013, we also had alternative minimum tax credit of approximately $0.3 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets, as it is more likely than not that all amounts are recoverable through future taxable income.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2013.  Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall”).  Although these additional tax benefits are reflected in net operating tax loss carryforwards, pursuant to ASC 718, in the amount of $0.5 million as of December 31, 2013, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. The tax effect of windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2013 are $0.2 million and will be recorded to paid in capital when recognized.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2013 and 2012 was estimated to have a fair value of approximately $798.8 million and $697.3 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

(9) Risk Management — Risk Concentrations and Interest Rate Risk

Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

We place our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limit the amount of credit exposure to any one party. We opt for security of principal as opposed to yield. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, our risk is considered limited due to the relatively few lessees which have this provision in the lease.  We enter into interest rate swap agreements with counterparties that are investment grade financial institutions.

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. We currently have no interest rate swap agreements in place. In 2013, 2012 and 2011, $1.5 million, $6.4 million and $11.3 million was realized through the income statement as an increase in interest expense, respectively.

(10) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.6 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations at San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $0.1 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $64,800 and $26,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $154,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $20,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $0.1 million. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.4 million.

We have made purchase commitments to secure the purchase of three engines and related equipment for a gross purchase price of $28.5 million, for delivery in 2014 to 2016.  As at December 31, 2013, non-refundable deposits paid related to this purchase commitment were $1.4 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase orders with CFM for three engines represent deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2014 to 2016.

(11) Shareholders’ Equity

Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million. During 2013, the Company repurchased 395,254 shares of common stock for approximately $5.9 million under this program, at a weighted average price of $14.97 per share.  The repurchased shares were subsequently retired.

(12) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2013, 2012 and 2011, included in the accompanying consolidated statements of income were as follows:

	2013	2012	2011
	(in thousands)
2007 Stock Incentive Plan	$3,393	$3,092	$3,108
Employee Stock Purchase Plan	46	52	65
Total Stock Compensation Expense	$3,439	$3,144	$3,173

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  There have been 1,879,564 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31:

Shares
Restricted stock at December 31, 2010	575,791
Granted in 2011 (vesting over 4 years)	324,924
Granted in 2011 (vesting on first anniversary from date of issuance)	22,100
Cancelled in 2011	(27,477)
Vested in 2011	(244,044)
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted Stock at December 31, 2013	515,130

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2013 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 2.2 years totals $5.2 million. At December 31, 2013, the intrinsic value of unvested restricted stock awards is $8.9 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Value
Balance as of December 31, 2010	575,791	$10.90	$6,276,184
Shares granted	347,024	12.78	4,435,222
Shares cancelled	(27,477)	11.34	(311,596)
Shares vested	(244,044)	11.14	(2,719,232)
Balance as of December 31, 2011	651,294	$11.79	$7,680,578
Shares granted	311,040	13.68	4,256,290
Shares cancelled	(8,988)	12.52	(112,521)
Shares vested	(270,692)	11.33	(3,067,357)
Balance as of December 31, 2012	682,654	$12.83	$8,756,990
Shares granted	151,408	14.25	2,158,011
Shares cancelled	(60,110)	12.41	(745,876)
Shares vested	(258,822)	12.01	(3,108,651)
Balance as of December 31, 2013	515,130	$13.71	$7,060,474

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2013 and 2012, 14,026 and 18,482 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $3.19, $3.19 and $3.40 for 2013, 2012 and 2011, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise.  In the year ended December 31, 2012, 306,653 options were exercised with a total intrinsic value at exercise date of approximately $2.4 million and no options were cancelled. In the year ended December 31, 2013, 54,991 options were exercised with a total intrinsic value at exercise date of approximately $0.4 million and 6,500 options were cancelled. There are 75,437 stock options vested and expected to vest under the 1996 Stock Option/Stock Issuance Plan which have an intrinsic value of $0.6 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Options Available for Grant	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	—	812,891	$6.80	1.81	$5,064,940
Options exercised	—	(369,310)	7.34
Options cancelled	—	—
Outstanding as of December 31, 2011	—	443,581	$6.35	1.82	$2,484,009
Options exercised	—	(306,653)	5.34
Options cancelled	—	—	—
Outstanding as of December 31, 2012	—	136,928	$8.60	2.23	$781,692
Options exercised	—	(54,991)	7.96
Options cancelled	—	(6,500)	5.01
Outstanding as of December 31, 2013	—	75,437	$9.38	1.49	$601,991

Vested and expected to vest at:
December 31, 2013		75,437	$9.38	1.49	$601,991

Options exercisable at:
December 31, 2011		443,581	$6.35	1.82	$2,484,009
December 31, 2012		136,928	$8.60	2.23	$781,692
December 31, 2013		75,437	$9.38	1.49	$601,991

The following table summarizes information concerning outstanding and exercisable options at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From $8.40 to $8.40	3,921	0.41	$8.40	3,921	$8.40
From $8.49 to $8.49	3,890	0.40	8.49	3,890	8.49
From $8.70 to $8.70	4,281	0.40	8.70	4,281	8.70
From $9.20 to $9.20	52,750	1.59	9.20	52,750	9.20
From $11.24 to $11.24	10,595	2.25	11.24	10,595	11.24
From $8.40 to $11.24	75,437	1.49	$9.38	75,437	$9.38

(13) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2013, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $17,500 (or $23,000 for employees at least 50 years of age). We match 50% of employee contributions up to 8% of the employee’s salary which totaled $0.3 million for each of the years ended December, 31, 2013, 2012 and 2011.

(14) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data).

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,304	$37,953	$37,952	$47,203	$158,412
Net income (loss)	1,610	9,692	(2,229)	6,553	15,626

Net income (loss) attributable to common shareholders	1,610	9,692	(2,229)	6,553	15,626

Basic earnings (loss) per common share	0.20	1.20	(0.29)	0.84	1.95

Diluted earnings (loss) per common share	0.19	1.17	(0.28)	0.81	1.89

Average common shares outstanding	8,033	8,106	8,126	7,846	8,029
Diluted average common shares outstanding	8,273	8,303	8,329	8,084	8,289

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,739	$35,153	$37,506	$39,692	$148,090
Net income (loss)	3,289	3,229	(7,194)	2,211	1,535

Net income (loss) attributable to common shareholders	2,507	2,447	(7,976)	(771)	(3,793)

Basic earnings (loss) per common share	0.30	0.29	(0.94)	(0.09)	(0.45)

Diluted earnings (loss) per common share	0.29	0.28	(0.91)	(0.09)	(0.43)

Average common shares outstanding	8,404	8,585	8,667	8,277	8,490
Diluted average common shares outstanding	8,756	8,848	8,889	8,525	8,791

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$40,812	$38,692	$39,480	$37,669	$156,653
Net income	5,063	3,481	2,316	3,648	14,508

Net income attributable to common shareholders	4,281	2,699	1,534	2,866	11,380

Basic earnings per common share	0.5	0.33	0.18	0.34	1.35

Diluted earnings per common share	0.47	0.31	0.17	0.33	1.28

Average common shares outstanding	8,552	8,322	8,397	8,425	8,423
Diluted average common shares outstanding	9,048	8,796	8,811	8,758	8,876

(15) Related Party Transactions

Over the past three years, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million, $0.6 million and $1.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. The Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements were $22,200, $70,700 and $146,900 for the years ended December 31, 2013, 2012 and 2011, respectively. The Consignment agreements provided a minimum guarantee of net consignment proceeds which was converted to a note and had a balance of $1.2 million as of December 31, 2012.

On November 6, 2013, the Company purchased certain assets of J.T. Power for $5.6 million. A net cash payment of $4.5 million was made to fund the transaction, after deducting amounts owed to the Company, including $0.7 million related to the minimum guarantee remaining under the note and cash received of $0.4 million. Of the $4.5 million cash payment, $1.2 million was paid to various creditors and $3.3 million was paid to the shareholders of J.T. Power.

(16) Operating Segments

The Company operates in two business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine and airframe parts, whole engines, engine modules and portable aircraft components and leasing of engines destined for disassembly and sale of parts.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the operating segments (amounts in thousands):

For the year ended December 31, 2013	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$101,737	$—	$101,737
Maintenance reserve revenue	46,694	—	46,694
Spare parts sales	—	88	88
Gain on sale of leased equipment	5,675	—	5,675
Other revenue	3,365	853	4,218
Total revenue	157,471	941	158,412

Expenses:
Depreciation and amortization expense	58,684	43	58,727
General and administrative	33,490	378	33,868
Interest expense	38,719	—	38,719
Other expense	19,312	12	19,324
Total expenses	150,205	433	150,638

Earnings from operations	$7,266	$508	$7,774

Total assets as of December 31, 2013	$1,194,800	$4,429	$1,199,229

(17) Subsequent Events

On January 10, 2014, we extended a loan for another 4 years with a new maturity date of January 11, 2018, with interest payable at one-month LIBOR plus 2.25%. The loan was previously scheduled to mature on January 11, 2014. The loan is secured by three engines and interest and principal remain payable quarterly.

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2013 and 2012

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,520	$4,142
Equipment held for operating lease, less accumulated depreciation	464,912	266,302
Equipment held for sale	26,382	18,271
Operating lease related receivable, net of allowances	1,911	3,688
Due from affiliate	1,393	—
Investments	23,485	21,831
Investment in subsidiaries	97,869	198,443
Deferred income taxes	—	2,774
Property, equipment & furnishings, less accumulated depreciation	4,868	5,989
Intangible assets, net	271	—
Equipment purchase deposits	1,369	1,369
Other assets, net	9,774	9,257
Total assets	$633,754	$532,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,813	$11,313
Due to subsidiaries, net	—	2,648
Liabilities under derivative instruments	—	1,690
Deferred income taxes	6,993	—
Notes payable	378,828	301,671
Maintenance reserves	15,282	11,787
Security deposits	10,008	1,994
Unearned lease revenue	1,225	1,800
Total liabilities	421,149	332,903

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012)	—	—
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,399,739 and 8,715,580 shares issued and outstanding at December 31, 2013 and 2012, respectively)	84	87
Paid-in capital in excess of par	44,741	47,785
Retained earnings	167,455	151,829
Accumulated other comprehensive loss, net of income (loss) tax expense (benefit)	325	(538)
Total shareholders’ equity	212,605	199,163
Total liabilities and shareholders’ equity	$633,754	$532,066

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Years Ended December 31,
	2013	2012	2011
REVENUE
Lease rent revenue	$36,593	$30,564	$36,181
Maintenance reserve revenue	14,046	13,139	11,344
Gain on sale of leased equipment	3,472	3,605	7,895
Other revenue	8,022	10,809	12,487
Total revenue	62,133	58,117	67,907

EXPENSES
Depreciation expense	19,699	18,764	17,783
Write-down of equipment	4,204	2,621	2,306
General and administrative	29,907	30,565	34,151
Technical expense	5,478	3,336	3,711
Net finance costs:
Interest expense	15,030	11,471	14,328
Interest income	—	—	(40)
Loss on debt extinguishment	—	94	343
Total net finance costs	15,030	11,565	14,631
Total expenses	74,318	66,851	72,582

Loss from operations	(12,185)	(8,734)	(4,675)

Earnings from joint ventures	3,526	1,759	1,295

Loss before income taxes	(8,659)	(6,975)	(3,380)
Income tax benefit/(expense)	4,525	2,196	(628)

Equity in income of subsidiaries, net of tax of $199, $3,357, and $8,749 at December 31, 2013, 2012 and 2011, respectively	19,760	6,314	18,516

Net income	$15,626	$1,535	$14,508

Preferred stock dividends	—	2,493	3,128
Preferred stock redemption costs	—	2,835	—

Net income (loss) attributable to common shareholders	$15,626	$(3,793)	$11,380

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Twelve Months Ended December 31
	2013	2012	2011
Net income	$15,626	$1,535	$14,508

Other comprehensive income (loss):
Derivative instruments
Unrealized losses on derivative instruments	(187)	(1,039)	(2,144)
Reclassification adjustment for losses included in net income	1,485	1,511	2,965
Net gain (loss) recognized in other comprehensive income	1,298	472	821
Tax benefit related to items of other comprehensive income (loss)	(435)	(16)	(30)

Other comprehensive income from parent	863	456	791

Other comprehensive income from subsidiaries	—	7,205	787
Total other comprehensive income (loss)	863	7,661	1,578

Total comprehensive income	$16,489	$9,196	$16,086

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$15,626	$1,535	$14,508
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(19,760)	(6,314)	(18,516)
Depreciation expense	19,699	18,764	17,783
Write-down of equipment	4,204	2,621	2,306
Stock-based compensation expenses	3,439	3,144	3,173
Amortization of deferred costs	2,286	2,215	1,360
Amortization of interest rate derivative cost	(404)	(236)	483
Allowances and provisions	(94)	34	(157)
Gain on sale of leased equipment	(3,472)	(3,605)	(7,895)
Gain on insurance settlement	(351)	(173)	—
Other non-cash items	—	—	(1,113)
Income from joint ventures, net of distributions	(3,526)	(957)	(485)
Non-cash portion of loss on debt extinguishment	0	94	343
Deferred income taxes	(4,072)	(2,408)	3,283
Changes in assets and liabilities:
Receivables	1,871	(292)	(1,037)
Notes receivable	—	5	78
Other assets	(2,165)	(1,329)	(910)
Accounts payable and accrued expenses	(943)	(2,209)	(8,024)
Due to / from subsidiaries	(4,041)	4,946	553
Maintenance reserves	3,495	2,898	3,008
Security deposits	426	(641)	759
Unearned lease revenue	(575)	335	(72)
Net cash provided by operating activities	11,643	18,427	9,428

Cash flows from investing activities:
Increase in investment in subsidiaries	(34,098)	(100,649)	(1,800)
Distributions received from subsidiaries	69,548	106,183	22,851
Proceeds from sale of equipment held for operating lease (net of selling expenses)	21,644	21,371	61,309
Capital contribution to joint venture	(11,219)	(5,636)	(8,943)
Acquisition of J.T. Power, net of cash acquired	(4,171)	—	—
Acquisition of WOLF, net of cash acquired	(1,000)	—	—
Purchase of equipment held for operating lease	(132,140)	(40,465)	(99,132)
Purchase of property, equipment and furnishings	(450)	(1,219)	(904)
Net cash used in investing activities	(91,886)	(20,415)	(26,619)

Cash flows from financing activities:
Proceeds from issuance of notes payable	130,000	236,392	132,409
Debt issuance cost	(637)	(516)	(3,565)
Preferred stock dividends	—	(2,493)	(3,128)
Proceeds from shares issued under stock compensation plans	680	1,725	672
Cancellation of restricted stock units in satisfaction of withholding tax	(1,248)	(1,194)	(968)
Excess tax benefit from stock-based compensation	—	—	779
Redemption of preferred stock	—	(34,750)	—
Security deposit	7,588	—	—
Repurchase of common stock	(5,918)	(12,736)	(5,661)
Cash settlement of stock options	—	—	(1,262)
Principal payments on notes payable	(52,844)	(186,727)	(97,858)
Net cash provided by (used in) financing activities	77,621	(299)	21,418
Increase/(Decrease) in cash and cash equivalents	(2,622)	(2,287)	4,227
Cash and cash equivalents at beginning of period	4,142	6,429	2,202

Cash and cash equivalents at end of period	$1,520	$4,142	$6,429
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$11,903	$8,105	$9,307
Income Taxes	$111	$101	$155
Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2013, 2012, 2011, engines and equipment totaling  $422, $14,156 and $17,067, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

During the years ended December 31, 2013, 2012, 2011, engines and equipment totaling $116,020, $(56,562) and $(2,448), respectively, were transferred to (from) the parent to its subsidiaries.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

December 31, 2013, 2012 and 2011

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2011
Accounts receivable, allowance for doubtful accounts	423	350	(296)	477
December 31, 2012
Accounts receivable, allowance for doubtful accounts	477	503	—	980
December 31, 2013
Accounts receivable, allowance for doubtful accounts	980	(30)	(654)	296

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.

	Balance at Beginning of Period	Additions	Net (Deductions) Recoveries	Balance at End of Period
December 31, 2011
Notes receivable, allowance for doubtful accounts	—	940	(100)	840
December 31, 2012
Notes receivable, allowance for doubtful accounts	840	—	(186)	654
December 31, 2013
Notes receivable, allowance for doubtful accounts	654	—	(654)	—