Form 10-K/A
period 2013-12-31
WILLIS LEASE FINANCE CORP
filed 2014-04-21
CIK 1018164

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

The number of shares of the registrant’s Common Stock outstanding as of April 18, 2014 was 8,431,708.

The Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This amendment is being filed to amend the cover page of the Company’s Form 10-K to uncheck the box with respect to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K.

Exhibit Index

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

Dated:	April 21, 2014

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

/s/ BRADLEY S. FORSYTH
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)