Form 10-Q
period 2014-03-31
WILLIS LEASE FINANCE CORP
filed 2014-05-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2014
Common Stock, $0.01 par value per share	8,431,708

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                 Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$15,631	$12,801
Restricted cash	53,375	50,794
Equipment held for operating lease, less accumulated depreciation of $267,347 and $257,806 at March 31, 2014 and December 31, 2013, respectively	1,022,462	1,033,022
Equipment held for sale	30,376	32,491
Operating lease related receivable, net of allowances of $298 and $296 at March 31, 2014 and December 31, 2013, respectively	13,650	13,286
Inventory	3,257	3,280
Investments	23,790	23,485
Property, equipment & furnishings, less accumulated depreciation of $8,786 and $8,666 at March 31, 2014 and December 31, 2013, respectively	4,920	4,950
Intangible assets, net	1,338	1,396
Equipment purchase deposits	1,969	1,369
Other assets	21,849	22,355
Total assets	$1,192,617	$1,199,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,917	$16,283
Deferred income taxes	88,924	86,685
Notes payable	767,108	787,614
Maintenance reserves	79,751	77,335
Security deposits	16,318	15,158
Unearned lease revenue	4,042	3,549
Total liabilities	975,060	986,624

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,447,438 and 8,399,739 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	84	84
Paid-in capital in excess of par	45,441	44,741
Retained earnings	171,786	167,455
Accumulated other comprehensive income, net of income tax expense of $46 and $174 at March 31, 2014 and December 31, 2013, respectively	246	325
Total shareholders’ equity	217,557	212,605
Total liabilities and shareholders’ equity	$1,192,617	$1,199,229

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE
Lease rent revenue	$26,900	$24,487
Maintenance reserve revenue	14,030	9,229
Gain on sale of leased equipment	309	686
Other revenue	1,761	902
Total revenue	43,000	35,304

EXPENSES
Depreciation and amortization expense	15,710	13,610
Write-down of equipment	295	—
General and administrative	9,685	8,269
Technical expense	1,520	1,674
Net finance costs	9,359	9,227
Total expenses	36,569	32,780

Earnings from operations	6,431	2,524

Earnings from joint ventures	305	93

Income before income taxes	6,736	2,617
Income tax expense	(2,405)	(1,007)
Net income	$4,331	$1,610

Basic earnings per common share:	$0.55	$0.20

Diluted earnings per common share:	$0.53	$0.19

Average common shares outstanding	7,914	8,033
Diluted average common shares outstanding	8,129	8,273

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$4,331	$1,610

Other comprehensive income (loss):
Derivative instruments
Unrealized gain on derivative instruments	—	9
Reclassification adjustment for (gains) losses included in net income	(125)	366
Net gain (loss) recognized in other comprehensive income (loss)	(125)	375
Tax benefit (expense) related to items of other comprehensive income	46	(137)
Other comprehensive income (loss)	(79)	238
Total comprehensive income	$4,252	$1,848

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2014 and 2013

(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2012	8,716	$87	$47,785	$(1,230)	$152,911	$199,553

Net income	—	—	—	—	1,610	1,610

Unrealized gain from derivative instruments, net of tax expense of $137	—	—	—	238	—	238

Shares repurchased	(25)	—	(358)	—	—	(358)

Shares issued under stock compensation plans	20	—	230	—	—	230

Cancellation of restricted stock units in satisfaction of withholding tax	(18)	—	(263)	—	—	(263)

Stock-based compensation, net of forfeitures	—	—	783	—	—	783

Balances at March 31, 2013	8,693	$87	$48,177	$(992)	$154,521	$201,793

Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	4,331	4,331

Unrealized loss from derivative instruments, net of tax benefit of $46	—	—	—	(79)	—	(79)

Shares issued under stock compensation plans	63	1	211	—	—	212

Cancellation of restricted stock units in satisfaction of withholding tax	(16)	(1)	(269)	—	—	(270)

Stock-based compensation, net of forfeitures	—	—	758	—	—	758

Balances at March 31, 2014	8,447	$84	$45,441	$246	$171,786	$217,557

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,331	$1,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,710	13,610
Write-down of equipment	295	—
Stock-based compensation expenses	758	783
Amortization of deferred costs	1,036	1,049
Amortization of interest rate derivative cost	(125)	(96)
Allowances and provisions	2	(52)
Gain on sale of leased equipment	(309)	(686)
Income from joint ventures, net of distributions	(305)	(93)
Deferred income taxes	2,405	1,007
Changes in assets and liabilities:
Receivables	(366)	3,041
Other assets	(501)	6
Inventory	(350)	—
Accounts payable and accrued expenses	1,734	144
Restricted cash	(8,068)	(5,695)
Maintenance reserves	2,416	3,679
Security deposits	(357)	(186)
Unearned lease revenue	493	430
Net cash provided by operating activities	18,799	18,551

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	5,688	3,166
Restricted cash for investing activities	5,487	(2,207)
Capital contribution to joint ventures	—	(6,146)
Purchase of equipment held for operating lease and for sale	(7,915)	(79,576)
Purchase of property, equipment and furnishings	(156)	(31)
Net cash provided by (used in) investing activities	3,104	(84,794)

Cash flows from financing activities:
Proceeds from issuance of notes payable	5,000	69,000
Debt issuance cost	(27)	(570)
Interest bearing security deposits	1,518	3,035
Proceeds from shares issued under stock compensation plans	212	230
Cancellation of restricted stock units in satisfaction of withholding tax	(270)	(263)
Repurchase of common stock	—	(358)
Principal payments on notes payable	(25,506)	(8,853)
Net cash (used in) provided by financing activities	(19,073)	62,221
Increase/(Decrease) in cash and cash equivalents	2,830	(4,022)
Cash and cash equivalents at beginning of period	12,801	5,379

Cash and cash equivalents at end of period	$15,631	$1,357
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$8,811	$8,140
Income Taxes	$55	$—

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2014, and 2013, a liability of $802 and $767, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the three months ended March 31, 2014 and 2013, engines and equipment totaling $10,924 and $2,141, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a) Basis of Presentation: Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2014 and December 31, 2013, and the results of our operations for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. The results of operations and cash flows for the period ended March 31, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2014.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2014 and December 31, 2013, we held no interest rate swaps. As of March 31, 2013, we measured the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and at March 31, 2013 used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreements as of March 31, 2013 had a net liability fair value of $1.2 million. For the three months ended March 31, 2014 and March 31, 2013, ($0.1 million) and $0.4 million, respectively, were realized as net finance costs on the Consolidated Statements of Income.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2014 and 2013, and the gains (losses) recorded during the three months ended March 31, 2014 and 2013 on those assets:

	Assets at Fair Value								Total Losses
	March 31, 2014				March 31, 2013				Three Months Ended March 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2014	2013
	(in thousands)								(in thousands)
Inventory	$3,257	$—	$—	$3,257	$—	$—	$—	$—	$(295)	$—
Equipment held for sale	30,376	—	19,844	10,532	23,996	—	23,966	30	—	—
Total	$33,633	$—	$19,844	$13,789	$23,996	$—	$23,966	$30	$(295)	$—

At March 31, 2014, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of certain assets that were held as inventory not consigned to third parties. The fair values of the assets categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at March 31, 2014 and March 31, 2013. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write-down of $0.3 million was recorded in the three months ended March 31, 2014 based upon a comparison of the asset net book value with the net proceeds expected from part sales arising from part-out of an engine. No asset write-down was recorded in the three months ended March 31, 2013.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.4 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $88,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $49,000 and $24,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $131,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $15,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $37,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

We have made purchase commitments to secure the purchase of three engines and one aircraft and related equipment for a gross purchase price of $36.2 million, for delivery in 2014.  As of March 31, 2014, non-refundable deposits paid related to these purchase commitments were $2.0 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase order with CFM for one engine represents deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2014.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $11.2 million capital contributions to WMES in the years ended December 31, 2011, 2012 and 2013, respectively, for the purchase of 17 engines from third parties, increasing the number of engines in the lease portfolio to 26. The Company made no capital contributions to WMES in the three months ended March 31, 2014. The $25.8 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $22.2 million, which has increased to $23.8 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

WMES has a loan agreement with JA Mitsui Leasing, Ltd. which provides a credit facility of up to $180.0 million to support the funding of future engine acquisitions. Funds are available under the loan agreement have been extended through March 31, 2014. WMES has also established separate credit facilities totaling $62.0 million to fund the purchase of engines. Our investment in the joint venture is $23.8 million and $23.5 million as of March 31, 2014 and December 31, 2013, respectively.

Three Months Ended March 31, 2014	(in thousands)

Investment in WMES joint venture as of December 31, 2013	$23,485
Capital contribution	—
Earnings from joint venture	305
Distribution	—
Investment in WMES joint venture as of March 31, 2014	$23,790

5.  Long Term Debt

At March 31, 2014, notes payable consists of loans totaling $767.1 million, payable over periods of approximately 6 months to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At March 31, 2014, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. We closed on this facility on November 18, 2011 and the proceeds of the facility, net of $3.3 million in debt issuance costs, was used to pay off the balance remaining from our prior revolving facility. On June 18, 2013, we increased this revolving credit facility to $450.0 million from $430.0 million. As of March 31, 2014 and December 31, 2013, $101.0 million and $88.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.87, as calculated under the terms of the revolving credit facility at December 31 2013, the interest rate on this facility is LIBOR plus 3.00% as of March 31, 2014. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II, or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, in combination with our revolving credit facility to pay off the prior WEST notes totaling $435.9 million.  At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

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

At March 31, 2014 and December 31, 2013, $366.1 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF and it is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $27.8 million as of March 31, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.5 million and $15.8 million as of March 31, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.1 million and $8.2 million as of March 31, 2014 and December 31, 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $0.7 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and 2013, one-month LIBOR was 0.15% and 0.20%, respectively.

The following is a summary of the aggregate maturities of notes payable at March 31, 2014:

Year	(in thousands)
2014	$20,062
2015	34,307
2016 (includes $349.0 million outstanding on revolving credit facility)	376,589
2017	38,746
2018	33,804
Thereafter	263,600
$767,108

6.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $392.3 million and $392.0 million of our borrowings at March 31, 2014 and December 31, 2013, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013.  The remaining effective portion of these hedges at the swap expiration date is being amortized into earnings over the term of the underlying borrowings.  We recorded a $0.1 million benefit to net finance costs during each of the three month periods ended March 31, 2014 and March 31, 2013.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and uses creditworthiness inputs that can be corroborated by observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2014 and 2013:

		Amount of (Gain) Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow	Location of (Gain) Loss Recognized on	Three Months Ended March 31,
Hedging Relationships	Derivatives in the Statements of Income	2014	2013
		(in thousands)
Interest rate contracts	Interest expense	$(125)	$366
Total		$(125)	$366

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2014 and 2013:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,		Reclassified from Accumulated OCI into Income	Three Months Ended March 31,
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
	(in thousands)			(in thousands)
Interest rate contracts*	$—	$472	Interest expense	$125	$(366)
Total	$—	$472	Total	$125	$(366)

*      These amounts are shown net of $0 and $0.5 million of of interest payments reclassified to the income statement during the three months ended March 31, 2014 and 2013, respectively.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place during the first eleven months of 2013 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and had not required the counterparty to provide collateral or other security to the Company.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,784,946 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2012, December 31, 2013 and the three months ended March 31, 2014:

Shares
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting on first anniversary from date of issuance)	35,000
Vested in 2014	(39,000)
Restricted Stock at March 31, 2014	511,130

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $0.8 million in stock compensation expense was recorded in each of the three month periods ended March 31, 2014 and March 31, 2013.  The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 1.9 years and totals $5.0 million at March 31, 2014 compared to 2.3 years and totaling $5.8 million at March 31, 2013.

At March 31, 2014, the intrinsic value of unvested restricted stock awards issued through March 31, 2014 is $10.5 million. At March 31, 2013, the intrinsic value of unvested restricted stock awards issued through March 31, 2013 was $9.7 million. The 2007 Plan terminates on May 24, 2017.

In the three months ended March 31, 2014, 21,842 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of March 31, 2014, there are 53,595 stock options remaining under the 1996 Plan which have an intrinsic value of $0.6 million. In the three months ended March 31, 2013, 12,375 options under the 1996 Plan were exercised and 6,500 options were cancelled.

8.  Income Taxes

Income tax expense for the three months ended March 31, 2014 and 2013 was $2.4 million and $1.0 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was 35.7% and 38.5%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2014 and December 31, 2013 was estimated to have a fair value of approximately $779.1 million and $798.8 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end. There have been no changes in our valuation technique during the three months ended March 31, 2014. The fair value of the Company’s notes payable at March 31, 2014 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $767.1 million as of March 31, 2014 and $787.6 million as of December 31, 2013.

10. Operating Segments

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

The following tables present a summary of the operating segments (amounts in thousands):

For the three months ended March 31, 2014	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$26,900	$—	$26,900
Maintenance reserve revenue	14,030	—	14,030
Spare parts sales	—	79	79
Gain on sale of leased equipment	309	—	309
Other revenue	967	715	1,682
Total revenue	42,206	794	43,000

Expenses:
Depreciation and amortization expense	15,638	72	15,710
General and administrative	9,021	664	9,685
Net finance costs	9,359	—	9,359
Other expense	1,815	—	1,815
Total expenses	35,833	736	36,569

Earnings from operations	$6,373	$58	$6,431

Total assets as of March 31, 2014	$1,185,812	$6,805	$1,192,617

Total assets as of December 31, 2013	$1,194,800	$4,429	$1,199,229

The Spare Parts Sales segment began operation during the fourth quarter of 2013.  No activity occurred in this segment during the three months ended March 31, 2013.

11. Subsequent Events

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).  In 2013, the Company launched a new, wholly-owned subsidiary, Willis Aeronautical Services, Inc. (“WASI”). WASI primarily engages in selling aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2013 Form 10-K.

Results of Operations

Three months ended March 31, 2014, compared to the three months ended March 31, 2013:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2014 increased 9.9% to $26.9 million from $24.5 million for the comparable period in 2013. This increase was primarily due to higher utilization rates in the first quarter of 2014 and an increase in the average size of the lease portfolio during the quarter, which translated into a higher amount of equipment on lease. The aggregate of net book value of lease equipment at March 31, 2014 and 2013 was $1,022.5 million and $1,019.3 million, respectively, an increase of 0.3%. The average utilization for the three months ended March 31, 2014 and 2013 was 87% and 84%, respectively. At March 31, 2014 and 2013, respectively, approximately 84% and 82% of equipment held for lease by book value was on-lease.

During the three months ended March 31, 2014, we added $8.0 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2013, we added $78.7 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2014 increased 52.2% to $14.0 million from $9.2 million for the comparable period in 2013. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the three months ended March 31, 2014 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2014, we sold two engines and other related equipment generating a net gain of $0.3 million. During the three months ended March 31, 2013, we sold seven engines and other related equipment generating a net gain of $0.7 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees as well as net spare parts sales and third party consignment commissions earned by our WASI subsidiary. Other revenue increased to $1.8 million from $0.9 million for the comparable period in 2013 primarily due to an increase in fees earned related to engines managed on behalf of third parties which increased in number from the year ago period and revenue resulting from commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 15.4% to $15.7 million for the three months ended March 31, 2014 from $13.6 million in the comparable period in 2013, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2013 but did not affect the first quarter of 2013. As of July 1, 2013, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2013 change in depreciation estimate resulted in a $2.1 million increase in depreciation for the three months ended March 31, 2014. The net effect of the 2013 change in depreciation estimate is a reduction in net income of $1.4 million or $0.17 in diluted earnings per share for the three months ended March 31, 2014 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. A write-down of equipment totaling $0.3 million was recorded in the three months ended March 31, 2014 due to a management decision to consign an engine for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. There was no write-down of equipment recorded in the three months ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses increased 17.1% to $9.7 million for the three months ended March 31, 2014, from $8.3 million in the comparable period in 2013, due primarily to increases in consulting and accounting fees ($0.5 million), salary expense ($0.3 million) and travel and entertainment expense ($0.3 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 9.2% to $1.5 million for the three months ended March 31, 2014, from $1.7 million in the comparable period in 2013 due mainly to decreases in technical support service expenses ($0.2 million) and engine freight expenses ($0.2 million), which was partially offset by a increase in engine maintenance costs ($0.3 million).

Net finance costs. Net finance costs increased 1.4% to $9.4 million for the three months ended March 31, 2014, from $9.2 million net finance costs in the comparable period in 2013, due primarily to an increase in the average debt outstanding which was partially offset by lower average one-month LIBOR in the first quarter of 2014. Notes payable balance at March 31, 2014 and 2013, was $767.1 million and $757.1 million, respectively, an increase of 1.3%. As of March 31, 2014, $392.3 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.20% for the three months ended March 31, 2013 to an average of 0.15% for the three months ended March 31, 2014 (average of month-end rates). As of March 31, 2014 and 2013, one-month LIBOR was 0.15% and 0.20%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of March 31, 2013, one swap agreement had a notional outstanding amount of $100.0 million with a remaining term of eight months and a fixed rate of 2.10%. This interest rate swap agreement matured in November 2013.  In the three months ended March 31, 2013, $0.4 million was realized on the statement of income as an increase in interest expense as a result of this swap. No swap agreements existed during the three months ended March 31, 2014.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 and 2013 was $2.4 million and $1.0 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was 35.7% and 38.5%, respectively. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. We adopted this ASU as of January 1, 2014.  The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $5.0 million and $69.0 million in the three-month periods ended March 31, 2014 and 2013, respectively, was derived from this activity. In these same time periods, $25.5 million and $8.9 million, respectively, was used to pay down related debt. Cash flow from operating activities was $18.8 million and $18.6 million in the three-month periods ended March 31, 2014 and 2013, respectively.

At March 31, 2014, $8.8 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $7.9 million and $79.6 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 84%, by book value, of our assets were on-lease at March 31, 2014 compared to 82% at March 31, 2013. The average utilization rate was 87% and 84% for the three month periods ended March 31, 2014 and March 31, 2013, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2014, Notes Payable consists of loans totaling $767.1 million, payable over periods of approximately 6 months to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At March 31, 2014, we had a $450.0 million revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. As of March 31, 2014 and December 31, 2013, $101.0 million and $88.0 million was available under this facility, respectively. The revolving credit facility ends in November 2016. Based on the Company’s debt to equity ratio of 3.87 as calculated under the terms of the revolving credit facility at December 31, 2013, the interest rate on this facility is LIBOR plus 3.00% as of March 31, 2014. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Securitization Trust II,  or “WEST II”, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, in combination with our revolving credit facility to pay off the prior WEST notes totaling $435.9 million. At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

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

At March 31, 2014 and December 31, 2013, $366.1 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. With this acquisition, WOLF is consolidated for financial statement presentation purposes. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $27.8 million and $30.0 million as of March 31, 2013 and December 31, 2013, respectively, are included in Notes payable. The two term notes are non-recourse, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.5 million and $15.8 million as of March 31, 2014 and December 31,  2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable monthly at a fixed rate of 5.50% and principal is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $8.1 million and $8.2 million as of March 31, 2014 and December 31, 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $0.7 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and 2013, one-month LIBOR was 0.15% and 0.20%, respectively.

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

At March 31, 2014, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.50 to 1.00, and the Total Leverage Ratio requirement to remain below 4.75 to 1.00. At March 31, 2014, the Company’s calculated Minimum Consolidated Tangible Net Worth exceeded the minimum required amount of $199.3 million. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2014, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $25.5 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2014:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$767,108	$25,545	$411,519	$72,470	$257,574
Interest payments under long-term debt obligations	163,908	32,692	57,823	31,768	41,625
Operating lease obligations	4,217	1,139	1,788	1,290	—
Purchase obligations	34,227	34,227	—	—	—
Total	$969,460	$93,603	$471,130	$105,528	$299,199

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2014 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of three engines and one aircraft and related equipment for a gross purchase price of $36.2 million, for delivery in 2014.  As of March 31, 2014, non-refundable deposits paid related to these purchase commitments were $2.0 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase order with CFM for one engine represents deferral of engine deliveries originally scheduled for 2009 and are included in our commitments to purchase in 2014.

We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.4 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $88,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $49,000 and $24,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $131,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $15,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $37,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

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

Management of Interest Rate Exposure

At March 31, 2014, $392.3 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. Hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements (deceased) / increased net finance costs by ($0.1 million) and $0.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively. This incremental cost for the swaps effective for hedge accounting was included in net finance costs for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2014, $392.3 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.9 million (in 2013, $2.4 million per annum).

We previously hedged a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. In November 2013, the last of our interest rate swap agreements matured. For any interest rate swaps entered into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

We are also exposed to currency devaluation risk. During the three months ended March 31, 2014, 86% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2014 and March 31, 2013.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No common stock repurchases under our authorized plan occurred during the three months ended March 31, 2014.  The approximate value of shares that may yet be purchased under the plans as of March 31, 2014 is $83.3 million.

Item 5.                                 Other Information

As disclosed in our 2013 Annual Report on Form 10-K, we are in settlement discussions with the SEC with respect to an administrative proceeding concerning certain instances in which we and three of our current officers failed to timely file public reports of the officers’ stock ownership.  The settlements have not been finalized and discussions with the SEC remain ongoing. We do not expect this matter to materially impact our business or operations.

Item 6.                                 Exhibits

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

10.19*

Asset Transfer and Liquidation Agreement dated as of September 14, 2012 between the Registrant and Willis Engine Securitization Trust (incorporated by reference to Exhibit 10.19 to our report on Form 10-Q filed on November 9, 2012)..

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
101

The following materials from the Company’s report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: May 6, 2014

Willis Lease Finance Corporation

	By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)