Form 10-Q
period 2014-06-30
WILLIS LEASE FINANCE CORP
filed 2014-08-11
CIK 1018164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 6, 2014
Common Stock, $0.01 par value per share	8,381,129

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                                 Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$12,372	$12,801
Restricted cash	44,547	50,794
Equipment held for operating lease, less accumulated depreciation of $264,124 and $257,806 at June 30, 2014 and December 31, 2013, respectively	1,016,507	1,033,022
Equipment held for sale	27,804	32,491
Operating lease related receivables, net of allowances of $305 and $296 at June 30, 2014 and December 31, 2013, respectively	9,837	13,286
Inventory	13,981	3,280
Investments	24,036	23,485
Property, equipment & furnishings, less accumulated depreciation of $8,937 and $8,666 at June 30, 2014 and December 31, 2013, respectively	4,811	4,950
Intangible assets, net	1,280	1,396
Equipment purchase deposits	1,869	1,369
Other assets	22,208	22,355
Total assets	$1,179,252	$1,199,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$19,645	$16,283
Deferred income taxes	89,846	86,685
Notes payable	753,820	787,614
Maintenance reserves	75,103	77,335
Security deposits	18,197	15,158
Unearned lease revenue	3,824	3,549
Total liabilities	960,435	986,624

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,373,910 and 8,399,739 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	84	84
Paid-in capital in excess of par	44,566	44,741
Retained earnings	174,000	167,455
Accumulated other comprehensive income, net of income tax expense of $91 and $174 at June 30, 2014 and December 31, 2013, respectively	167	325
Total shareholders’ equity	218,817	212,605
Total liabilities and shareholders’ equity	$1,179,252	$1,199,229

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES
Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Lease rent revenue	$24,801	$24,750	$51,701	$49,237
Maintenance reserve revenue	14,560	11,788	28,590	21,017
Gain on sale of leased equipment	1,620	848	1,929	1,534
Other revenue	1,270	567	3,031	1,469
Total revenue	42,251	37,953	85,251	73,257

EXPENSES
Depreciation and amortization expense	15,735	14,191	31,445	27,801
Write-down of equipment	2,183	1,985	2,478	1,985
General and administrative	9,261	9,204	18,947	17,473
Technical expense	2,370	4,216	3,890	5,890
Net finance costs	9,396	9,852	18,755	19,079
Total expenses	38,945	39,448	75,515	72,228

Earnings (loss) from operations	3,306	(1,495)	9,736	1,029

Earnings from joint ventures	245	3,382	551	3,475

Income before income taxes	3,551	1,887	10,287	4,504
Income tax (expense) benefit	(1,337)	7,805	(3,742)	6,798
Net income	$2,214	$9,692	$6,545	$11,302

Basic earnings per common share:	$0.28	$1.20	$0.82	$1.40

Diluted earnings per common share:	$0.27	$1.17	$0.80	$1.36

Average common shares outstanding	7,976	8,106	7,946	8,073
Diluted average common shares outstanding	8,179	8,303	8,164	8,307

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,214	$9,692	$6,545	$11,302

Other comprehensive income:
Derivative instruments
Unrealized loss on derivative instruments	—	(58)	—	(49)
Reclassification adjustment for (gains) losses included in net income	(124)	393	(249)	759
Net gain (loss) recognized in other comprehensive income	(124)	335	(249)	710
Tax benefit (expense) related to items of other comprehensive income	46	(122)	91	(260)

Other comprehensive income (loss)	(78)	213	(158)	450
Total comprehensive income	$2,136	$9,905	$6,387	$11,752

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2014 and 2013
(In thousands, unaudited)

	Issued and Outstanding Shares of Common Stock	Common Stock	Paid-in Capital in Excess of par	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at December 31, 2012	8,716	$87	$47,785	$(538)	$151,829	$199,163

Net income	—	—	—	—	11,302	11,302

Unrealized gain from derivative instruments, net of tax expense of $260	—	—	—	450	—	450

Shares repurchased	(25)	—	(358)	—	—	(358)

Shares issued under stock compensation plans	203	2	504	—	—	506

Cancellation of restricted stock units in satisfaction of withholding tax	(33)	—	(480)	—	—	(480)

Stock-based compensation, net of forfeitures	—	—	1,715	—	—	1,715

Balances at June 30, 2013	8,861	$89	$49,166	$(88)	$163,131	$212,298

Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	6,545	6,545

Unrealized loss from derivative instruments, net of tax benefit of $91	—	—	—	(158)	—	(158)

Shares repurchased	(60)	—	(1,214)	—	—	(1,214)

Shares issued under stock compensation plans	83	1	330	—	—	331

Cancellation of restricted stock units in satisfaction of withholding tax	(49)	(1)	(933)	—	—	(934)

Stock-based compensation, net of forfeitures	—	—	1,642	—	—	1,642

Balances at June 30, 2014	8,374	$84	$44,566	$167	$174,000	$218,817

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,545	$11,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,445	27,801
Write-down of equipment	2,478	1,985
Stock-based compensation expenses	1,642	1,715
Amortization of deferred costs	2,042	2,073
Amortization of interest rate derivative cost	(249)	(199)
Allowances and provisions	9	(596)
Gain on sale of leased equipment	(1,929)	(1,534)
Income from joint ventures, net of distributions	(551)	(3,475)
Deferred income taxes	3,252	(6,832)
Changes in assets and liabilities:
Receivables	3,440	4,738
Inventory	(11,244)	—
Other assets	2,942	(812)
Accounts payable and accrued expenses	2,590	4,757
Restricted cash	(6,056)	(8,538)
Maintenance reserves	(2,232)	7,180
Security deposits	4	(534)
Unearned lease revenue	275	(463)
Net cash provided by operating activities	34,403	38,568

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	13,649	10,093
Restricted cash for investing activities	12,303	(2,208)
Capital contribution to joint ventures	—	(6,145)
Purchase of equipment held for operating lease	(23,169)	(92,111)
Purchase of property, equipment and furnishings	(201)	(375)
Net cash provided by (used in) investing activities	2,582	(90,746)

Cash flows from financing activities:
Proceeds from issuance of notes payable	10,000	69,000
Debt issuance cost	(4,837)	(592)
Interest bearing security deposits	3,035	4,553
Proceeds from shares issued under stock compensation plans	331	506
Cancellation of restricted stock units in satisfaction of withholding tax	(934)	(480)
Repurchase of common stock	(1,214)	(358)
Principal payments on notes payable	(43,795)	(21,490)
Net cash provided by (used in) financing activities	(37,414)	51,139
Decrease in cash and cash equivalents	(429)	(1,039)
Cash and cash equivalents at beginning of period	12,801	5,379

Cash and cash equivalents at end of period	$12,372	$4,340
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$16,995	$16,832
Income Taxes	$119	$16

Supplemental disclosures of non-cash investing activities:
During the six months ended June 30, 2014, and 2013, a liability of $802 and $4,051, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the six months ended June 30, 2014 and 2013, engines and equipment totalling $1,684 and $2,063, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2014 and December 31, 2013, and the results of our operations for the three and six months ended June 30, 2014 and 2013, and our cash flows for the six months ended June 30, 2014 and 2013. The results of operations and cash flows for the period ended June 30, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2014.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2014 and December 31, 2013, we held no interest rate swaps. As of June 30, 2013, we measured the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and at June 30, 2013 used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreements as of June 30, 2013 had a net liability fair value of $0.8 million. For the six months ended June 30, 2014 and June 30, 2013, ($0.2 million) and $0.8 million, respectively, were realized as net finance costs on the Consolidated Statements of Income.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2014 and 2013, and the gains (losses) recorded during the six months ended June 30, 2014 and 2013 on those assets:

	Assets at Fair Value								Total Losses
	June 30, 2014				June 30, 2013				Six Months Ended June 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2014	2013
	(in thousands)								(in thousands)
Inventory	$13,981	$—	$—	$13,981	$—	$—	$—	$—	$—	$—
Equipment held for sale	27,804	—	25,142	2,662	22,786	—	22,633	153	$(2,478)	$(1,985)
Total	$41,785	$—	$25,142	$16,643	$22,786	$—	$22,633	$153	$(2,478)	$(1,985)

At June 30, 2014, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of certain assets that were held as inventory not consigned to third parties. The fair values of the assets categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at June 30, 2014 and June 30, 2013. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. An asset write-down of $2.5 million was recorded in the six months ended June 30, 2014 and an asset write down of $2.0 million was recorded in the six months ended June 30, 2013 based upon a comparison of the asset net book value with the net proceeds expected from part sales arising from the part-out of engines.

(c) Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. We adopted this ASU as of January 1, 2014.  The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.3 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $50,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $32,000 and $22,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $111,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $10,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $34,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

We have made purchase commitments to secure the purchase of three engines and one aircraft and related equipment for a gross purchase price of $29.8 million, for delivery in 2014.  As of June 30, 2014, non-refundable deposits paid related to these purchase commitments were $1.9 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase order with CFM for one engine represents deferral of an engine delivery originally scheduled for 2009 and is included in our commitments to purchase in 2014.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $11.2 million capital contributions to WMES in the years ended December 31, 2011, 2012 and 2013, respectively, for the purchase of 17 engines from third parties, increasing the number of engines in the lease portfolio to 26. The Company made no capital contributions to WMES in the six months ended June 30, 2014. The $25.8 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $22.2 million, which has increased to $24.0 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.  Our investment in the joint venture is $24.0 million and $23.5 million as of June 30, 2014 and December 31, 2013, respectively.

Six Months Ended June 30, 2014	(in thousands)

Investment in WMES joint venture as of December 31, 2013	$23,485
Capital contribution	—
Earnings from joint venture	551
Distribution	—
Investment in WMES joint venture as of June 30, 2014	$24,036

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in CASC Willis is $15.0 million. We have not provided funding to the new company as of June 30, 2014, but expect to provide the initial capital contribution required by each joint venture partner prior to the end of 2014. The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.

5.  Long Term Debt

At June 30, 2014, notes payable consists of loans totaling $753.8 million, payable over periods of approximately 3 months to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At June 30, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.7 million were incurred related to the new facility. As of June 30, 2014 and December 31, 2013, $357.0 million and $88.0 million was available under this facility, respectively. The initial interest rate on the facility is LIBOR plus 2.50%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

At June 30, 2014 and December 31, 2013, $361.5 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF and it is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $25.9 million as of June 30, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.1 million and $15.8 million as of June 30, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.9 million and $8.2 million as of June 30, 2014 and December 31, 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $0.3 million and $1.0 million as of June 30, 2014 and December 31, 2013, respectively.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.75% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.

At June 30, 2014 and 2013, one-month LIBOR was 0.16% and 0.19%, respectively.

The following is a summary of the aggregate maturities of notes payable at June 30, 2014:

Year	(in thousands)
2014	$13,862
2015	34,307
2016	27,588
2017	37,657
2018	33,804
Thereafter	606,602
$753,820

6.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $384.1 million and $392.0 million of our borrowings at June 30, 2014 and December 31, 2013, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date is being amortized into earnings over the term of the underlying borrowings. We recorded a ($0.2 million) and $0.8 million (benefit) expense to net finance costs during the six month periods ended June 30, 2014 and June 30, 2013, respectively.

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

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended June 30, 2014 and 2013:

		Amount of (Gain) Loss Recognized on Derivatives in the Statements of Income
Derivatives in Cash Flow	Location of (Gain) Loss Recognized on Derivatives in the	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Statements of Income	2014	2013	2014	2013
		(in thousands)
Interest rate contracts	Interest expense	$(124)	$393	$(249)	$759
Total		$(124)	$393	$(249)	$759

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended June 30, 2014 and 2013:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		from Accumulated OCI into Income	Three Months Ended June 30,
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
	(in thousands)			(in thousands)
Interest rate contracts*	$—	$438	Interest expense	$124	$(393)
Total	$—	$438	Total	$124	$(393)

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow	Six Months Ended June 30,		from Accumulated OCI into Income	Six Months Ended June 30,
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
	(in thousands)			(in thousands)
Interest rate contracts**	$—	$910	Interest expense	$249	$(759)
Total	$—	$910	Total	$249	$(759)

*      These amounts are shown net of $0 and $0.5 million of other comprehensive income reclassified to the income statement during the three months ended June 30, 2014 and 2013, respectively.

* *     These amounts are shown net of $0 and $1.0 million of other comprehensive income reclassified to the income statement during the six months ended June 30, 2014 and 2013, respectively.

We hold interest rate derivative instruments from time to time to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $339.0 million of our borrowings at June 30, 2013 at variable rates. The last of our interest rate derivatives terminated on November 25, 2013, at which time the liabilities under derivative instruments decreased to nil.

The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur.

As of June 30, 2014, we had $249,000 in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge.  This amount is being reclassified into interest expense through December 2014, the remaining term of the associated debt. For the quarters ended June 30, 2014 and June 30, 2013, interest expense was reduced by $124,000 and $103,000 respectively, as a result of this reclassification out of accumulated comprehensive income.

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

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,800,154 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2012, December 31, 2013 and the six months ended June 30, 2014:

Shares
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Vested in 2014	(149,107)
Restricted Stock at June 30, 2014	416,231

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $1.6 million and $1.7 million in stock compensation expense was recorded in the six-month periods ended June 30, 2014 and June 30, 2013, respectively.  The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 1.8 years and totals $4.4 million at June 30, 2014 compared to 2.5 years and totaling $6.9 million at June 30, 2013.

At June 30, 2014, the intrinsic value of unvested restricted stock awards issued through June 30, 2014 is $10.2 million. At June 30, 2013, the intrinsic value of unvested restricted stock awards issued through June 30, 2013 was $9.5 million. The 2007 Plan terminates on May 24, 2017.

In the six months ended June 30, 2014, 26,437 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of June 30, 2014, there are 49,000 stock options remaining under the 1996 Plan which have an intrinsic value of $0.8 million. In the six months ended June 30, 2013, 44,225 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised and 6,500 options were canceled.

8.  Income Taxes

Income tax expense (benefit) for the six months ended June 30, 2014 and 2013 was $3.7 million and $(6.8 million), respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was 36.4% and (150.9%), respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ago period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2014 and December 31, 2013 was estimated to have a fair value of approximately $759.0 million and $798.8 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end. There have been no changes in our valuation technique during the six months ended June 30, 2014. The fair value of the Company’s notes payable at June 30, 2014 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $753.8 million as of June 30, 2014 and $787.6 million as of December 31, 2013.

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

The following tables present a summary of the operating segments (amounts in thousands):

For the three months ended June 30, 2014	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$24,801	$—	$24,801
Maintenance reserve revenue	14,560	—	14,560
Spare parts sales	—	29	29
Gain on sale of leased equipment	1,591	—	1,591
Other revenue	552	718	1,270
Total revenue	41,504	747	42,251

Expenses:
Depreciation and amortization expense	15,662	73	15,735
General and administrative	8,644	617	9,261
Net finance costs	9,396	—	9,396
Other expense	4,553	—	4,553
Total expenses	38,255	690	38,945

Earnings from operations	$3,249	$57	$3,306

For the six months ended June 30, 2014	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$51,701	$—	$51,701
Maintenance reserve revenue	28,590	—	28,590
Spare parts sales	—	108	108
Gain on sale of leased equipment	1,821	—	1,821
Other revenue	1,598	1,433	3,031
Total revenue	83,710	1,541	85,251

Expenses:
Depreciation and amortization expense	31,300	145	31,445
General and administrative	17,666	1,281	18,947
Net finance costs	18,755	—	18,755
Other expense	6,368	—	6,368
Total expenses	74,089	1,426	75,515

Earnings from operations	$9,621	$115	$9,736

Total assets as of June 30, 2014	$1,176,045	$3,207	$1,179,252

Total assets as of December 31, 2013	$1,194,800	$4,429	$1,199,229

The Spare Parts Sales segment began operation during the fourth quarter of 2013.  No activity occurred in this segment during the six months ended June 30, 2013.

11. Subsequent Events

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.75% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.

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

Results of Operations

Three months ended June 30, 2014, compared to the three months ended June 30, 2013:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2014 increased 0.2% to $24.8 million from the comparable period in 2013. There was little change in the size of the lease portfolio from the prior year. The aggregate of net book value of lease equipment at June 30, 2014 and 2013 was $1,016.5 million and $1,015.3 million, respectively, an increase of 0.1%. The average utilization for the three months ended June 30, 2014 and 2013 was 81% and 83%, respectively. At June 30, 2014 and 2013, respectively, approximately 82% and 83% of equipment held for lease by book value was on lease.

During the three months ended June 30, 2014, we added $15.5 million of equipment and capitalized costs to the lease portfolio. During the three months ended June 30, 2013, we added $13.8 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2014 increased 23.5% to $14.6 million from $11.8 million for the comparable period in 2013. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the three months ended June 30, 2014 than in the year ago period.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2014, we sold two engines and other related equipment generating a net gain of $1.6 million. During the three months ended June 30, 2013, we sold one engine and an auxiliary power unit and other related equipment generating a net gain of $0.8 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees as well as net spare parts sales and third party consignment commissions earned by our WASI subsidiary. Other revenue increased to $1.3 million from $0.6 million for the comparable period in 2013 primarily due to an increase in WASI commissions on third party spare parts sales and an increase in fees earned related to engines managed on behalf of third parties.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 10.9% to $15.7 million for the three months ended June 30, 2014 from $14.2 million in the comparable period in 2013, due to changes in estimates of useful lives and residual values on certain older engine types that occurred in 2013 but did not affect the second quarter of 2013. As of July 1, 2013, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2013 change in depreciation estimate resulted in a $2.1 million increase in depreciation for the three months ended June 30, 2014. The net effect of the 2013 change in depreciation estimate is a reduction in net income of $1.3 million or $0.16 in diluted earnings per share for the three months ended June 30, 2014 over what net income would have otherwise been had the change in depreciation estimate not been made.

Write-down of Equipment. A write-down of equipment totaling $2.2 million was recorded in the three months ended June 30, 2014 due to a management decision to consign four engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A write-down of equipment totaling $2.0 million was recorded in the three months ended June 30, 2013 due to a management decision to consign an engine for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 0.6% to $9.3 million for the three months ended June 30, 2014, from $9.2 million in the comparable period in 2013, due primarily to increases in employee benefit costs ($0.1 million), corporate aircraft expenses ($0.1 million), temporary employee costs ($0.1 million), rent and office expenses ($0.1 million) and taxes, fees and licenses ($0.1 million), which was partially offset by a decrease in salary expense ($0.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased by $1.8 million to $2.4 million for the three months ended June 30, 2014, from $4.2 million in the comparable period in 2013 due primarily to a decrease in engine maintenance costs due to lower repair activity.

Net Finance Costs. Net finance costs decreased 4.6% to $9.4 million for the three months ended June 30, 2014, from $9.9 million in the comparable period in 2013, due primarily to the $0.4 million interest expense recorded a year ago related to the derivative instrument in place during the three months ended June 30, 2013, which subsequently terminated in November 2013. The notes payable balance at June 30, 2014 and 2013, was $753.8 million and $744.5 million, respectively, an increase of 1.2%. As of June 30, 2014, $384.1 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.20% for the three months ended June 30, 2013 to an average of 0.15% for the three months ended June 30, 2014 (average of month-end rates). As of June 30, 2014 and 2013, one-month LIBOR was 0.16% and 0.19%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of June 30, 2013, one swap agreement had a notional outstanding amount of $100.0 million with a remaining term of five months and a fixed rate of 2.10%. This interest rate swap agreement matured in November 2013.  In the three months ended June 30, 2013, $0.4 million was realized on the statement of income as an increase in interest expense as a result of this swap. No swap agreements existed during the three months ended June 30, 2014.  For the three months ended June 30, 2014 and June 30, 2013, interest expense was reduced by $0.1 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense (benefit) for the three months ended June 30, 2014 and 2013 was $1.3 million and $(7.8 million), respectively. The effective tax rate for the three months ended June 30, 2014 and 2013 was 37.7% and (413.6%), respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ago period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2014 increased 5.0% to $51.7 million from $49.2 million for the comparable period in 2013. This increase primarily reflects an increase in the size of the average lease portfolio during the six-month period, which translated into a higher amount of equipment on lease. The average aggregate net book value of lease equipment at June 30, 2014 and 2013 was $1,021.7 million and $1,006.2 million, respectively, an increase of 1.5%. The average utilization for the six-month periods ended June 30, 2014 and 2013 was 84% and 83%, respectively. At June 30, 2014 and 2013, approximately 82% and 83%, respectively, of equipment held for lease by book value was on lease.

During the six months ended June 30, 2014, we added $23.5 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2013, we added $92.5 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2014 increased 36.0% to $28.6 million from $21.0 million for the comparable period in 2013, primarily as a result of higher maintenance reserve revenues recognized related to the termination of long term leases in the current period compared to the year ago period.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2014, we sold five engines and other related equipment generating a net gain of $1.9 million. During the six months ended June 30, 2013, we sold eight engines and other related equipment generating a net gain of $1.5 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees as well as net spare parts sales and third party consignment commissions earned by our WASI subsidiary. Other revenue increased to $3.0 million from $1.5 million for the comparable period in 2013 primarily due to an increase in WASI commissions on third party spare parts sales and an increase in fees earned related to engines managed on behalf of third parties.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 13.1% to $31.4 million for the six months ended June 30, 2014 from the comparable period in 2013, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2013 but did not affect the first six months of 2013.

Write-down of Equipment. A write-down of equipment totaling $2.5 million was recorded in the six-month period ended June 30, 2014 due to a management decision to consign five engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A write-down of equipment totaling  $2.0 million was recorded in the six-month period ended June 30, 2013 due to a management decision to consign an engine for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 8.4% to $18.9 million for the six months ended June 30, 2014, from the comparable period in 2013, due primarily to increases in corporate aircraft expenses ($0.4 million), consulting fees ($0.3 million), travel and entertainment expenses ($0.3 million), accounting and legal fees ($0.3 million), employee benefit costs ($0.2 million) and temporary employee costs ($0.2 million), which was partially offset by a decrease in third party marketing expense ($0.3 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased by $2.0 million to $3.9 million for the six months ended June 30, 2014, from $5.9 million in the comparable period in 2013 due to decreases in engine maintenance costs due to lower engine repair activity ($1.6 million) and storage and freight costs ($0.3 million).

Net Finance Costs. Net finance costs decreased 1.7% to $18.8 million for the six months ended June 30, 2014, from the comparable period in 2013, due primarily to the $0.8 million interest expense recorded a year ago related to the derivative instrument in place during the six months ended June 30, 2013, which subsequently terminated in November 2013. The notes payable balance at June 30, 2014 and 2013, was $753.8 million and $744.5 million, respectively, an increase of 1.2%. As of June 30, 2014, $384.1 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.20% for the six months ended June 30, 2013 to an average of 0.15% for the six months ended June 30, 2014 (average of month-end rates). At June 30, 2014 and 2013, one-month LIBOR was 0.16% and 0.19%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of June 30, 2013, one swap agreement had a notional outstanding amount of $100.0 million with a remaining term of five months and a fixed rate of 2.10%. This interest rate swap agreement matured in November 2013.  In the six months ended June 30, 2013, $0.8 million was realized through the income statement as an increase in interest expense, respectively, as a result of this swap. No swap agreements existed during the six months ended June 30, 2014.  For the six months ended June 30, 2014 and June 30, 2013, interest expense was reduced by $0.2 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense (benefit) for the six months ended June 30, 2014 and 2013 was $3.7 million and ($6.8 million), respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was 36.4% and (150.9%), respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ago period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. We adopted this ASU as of January 1, 2014.  The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $10.0 million and $69.0 million in the six-month periods ended June 30, 2014 and 2013, respectively, was derived from this activity. In these same time periods, $43.8 million and $21.5 million, respectively, was used to pay down related debt. Cash flow from operating activities was $34.4 million and $38.6 million in the six-month periods ended June 30, 2014 and 2013, respectively.

At June 30, 2014, $7.8 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $23.2 million and $92.1 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82%, by book value, of our assets were on-lease at June 30, 2014 compared to 83% at June 30, 2013. The average utilization rate was 84% and 83% for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2014, notes payable consists of loans totaling $753.8 million, payable over periods of approximately 3 months to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At June 30, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.7 million were incurred related to the new facility. As of June 30, 2014 and December 31, 2013, $357.0 million and $88.0 million was available under this facility, respectively. The initial interest rate on the facility is LIBOR plus 2.50%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

At June 30, 2014 and December 31, 2013, $361.5 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF and it is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $25.9 million as of June 30, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $15.1 million and $15.8 million as of June 30, 2014 and December 31,  2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.9 million and $8.2 million as of June 30, 2014 and December 31, 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. The funds were used to refinance the loan for our corporate aircraft. The balance outstanding on this loan is $0.3 million and $1.0 million as of June 30, 2014 and December 31, 2013, respectively.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.75% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.

At June 30, 2014 and 2013, one-month LIBOR was 0.16% and 0.19%, respectively.

Virtually all of the above debt is subject to our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. In addition, under these facilities, we can typically borrow up to 85% of an engine’s net book value and 65% of spare part’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on these facilities. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the above debt is secured by engines to the extent that engines are sold, repayment of that portion of the debt could be required.

At June 30, 2014, we are in compliance with the covenants specified in the revolving credit facility Credit Agreement, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.0 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2014, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $30.9 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2014:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$753,820	$30,891	$64,053	$407,409	$251,467
Interest payments under long-term debt obligations	174,604	30,454	57,158	48,867	38,125
Operating lease obligations	3,897	1,067	1,758	1,072	—
Purchase obligations	28,027	28,027	—	—	—
Total	$960,348	$90,439	$122,969	$457,348	$289,592

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at June 30, 2014 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of three engines and one aircraft and related equipment for a gross purchase price of $29.8 million, for delivery in 2014.  As of June 30, 2014, non-refundable deposits paid related to these purchase commitments were $1.9 million. In October 2006, we entered into an agreement with CFM International (“CFM”) to purchase new spare aircraft engines. The agreement specifies that, subject to availability, we may purchase up to a total of 45 CFM56-7B and CFM56-5B spare engines over a five year period, with options to acquire up to an additional 30 engines. Our outstanding purchase order with CFM for one engine represents deferral of an engine delivery originally scheduled for 2009 and is included in our commitments to purchase in 2014.

We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.3 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2014, and the remaining lease commitment is approximately $50,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $32,000 and $22,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $111,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $10,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $34,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We continually discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At June 30, 2014, $384.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. Hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. As of June 30, 2014, we had $0.2 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge. This amount is being reclassified into interest expense through December 2014, the remaining term of the associated debt. The hedge accounting for these derivative instrument arrangements (deceased) / increased net finance costs by ($0.2 million) and $0.8 million for the six months ended June 30, 2014 and June 30, 2013, respectively. This incremental cost for the swaps effective for hedge accounting was included in net finance costs for the respective periods. For further information see Note 6 to the unaudited consolidated financial statements.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in the LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2014, $384.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.8 million (in 2013, $2.4 million per annum).

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

We are also exposed to currency devaluation risk. During the six months ended June 30, 2014, 86% of our total lease revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended June 30, 2014 and June 30, 2013.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the six months ended June 30, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except per share data)
January 1, 2014 - January 31, 2014	—	$—	—	$83,322
February 1, 2014 - February 28, 2014	—	$—	—	$83,322
March 1, 2014 - March 31, 2014	—	$—	—	$83,322
April 1, 2014 - April 30, 2014	—	$—	—	$83,322
May 1, 2014 - May 31, 2014	—	$—	—	$83,322
June 1, 2014 - June 30, 2014	60	$20.29	60	$82,109
Total	60	$20.29	60	$82,109

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

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010 and (4) Amendment to Bylaws, dated August 5, 2013 (incorporated by reference to Exhibit 3.2 to our report on Form 10-Q filed on November 8, 2013).

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
10.10

Loan and Aircraft Security Agreement dated September 30, 2011 between Banc of America Leasing & Capital, LLC and the Company (incorporated by reference to Exhibit 10.12 to our report on Form 10-Q filed on November 9, 2011).

10.11*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Company and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.12*

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

10.13*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Company, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.14*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Company and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.15*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Company, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.16*

Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among the Company, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein.

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
101

The following materials from the Company’s report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 8, 2014

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)