Form 10-Q
period 2014-09-30
WILLIS LEASE FINANCE CORP
filed 2014-11-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 3, 2014
Common Stock, $0.01 par value per share	8,415,440

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$10,841	$12,801
Restricted cash	47,116	50,794
Equipment held for operating lease, less accumulated depreciation of $271,802 and $257,806 at September 30, 2014 and December 31, 2013, respectively	1,006,316	1,033,022
Equipment held for sale	20,795	32,491
Operating lease related receivables, net of allowances of $278 and $296 at September 30, 2014 and December 31, 2013, respectively	11,532	13,286
Spare parts inventory	12,690	3,280
Investments	26,427	23,485
Property, equipment & furnishings, less accumulated depreciation of $9,176 and $8,666 at September 30, 2014 and December 31, 2013, respectively	18,152	4,950
Intangible assets, net	1,222	1,396
Equipment purchase deposits	—	1,369
Other assets	31,965	22,355
Total assets	$1,187,056	$1,199,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$20,949	$16,283
Deferred income taxes	91,199	86,685
Notes payable	761,230	787,614
Maintenance reserves	73,298	77,335
Security deposits	19,899	15,158
Unearned lease revenue	3,046	3,549
Total liabilities	969,621	986,624

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,239,295 and 8,399,739 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	82	84
Paid-in capital in excess of par	42,284	44,741
Retained earnings	174,980	167,455
Accumulated other comprehensive income, net of income tax expense of $38 and $174 at September 30, 2014 and December 31, 2013, respectively	89	325
Total shareholders’ equity	217,435	212,605
Total liabilities and shareholders’ equity	$1,187,056	$1,199,229

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Lease rent revenue	$25,165	$25,779	$76,865	$75,016
Maintenance reserve revenue	13,066	8,891	41,657	29,908
Spare parts sales	1,854	—	2,470	—
Gain on sale of leased equipment	1,891	2,022	3,713	3,556
Other revenue	769	1,260	3,800	2,729
Total revenue	42,745	37,952	128,505	111,209

EXPENSES
Depreciation and amortization expense	16,714	15,762	48,159	43,563
Cost of spare parts sales	1,444	—	1,953	—
Write-down of equipment	450	4,283	2,928	6,268
General and administrative	9,107	6,792	28,055	24,265
Technical expense	3,855	4,533	7,743	10,423
Net finance costs	9,181	9,905	27,935	28,984
Total expenses	40,751	41,275	116,773	113,503

Earnings (loss) from operations	1,994	(3,323)	11,732	(2,294)

Earnings (loss) from joint ventures	269	(289)	819	3,186

Income (loss) before income taxes	2,263	(3,612)	12,551	892
Income tax (expense) benefit	(1,284)	1,383	(5,026)	8,181
Net income (loss)	$979	$(2,229)	$7,525	$9,073

Basic earnings (loss) per common share:	$0.12	$(0.27)	$0.95	$1.12

Diluted earnings (loss) per common share:	$0.12	$(0.27)	$0.92	$1.09

Average common shares outstanding	7,938	8,126	7,943	8,091
Diluted average common shares outstanding	8,123	8,329	8,163	8,332

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$979	$(2,229)	$7,525	$9,073

Other comprehensive income (loss):
Derivative instruments
Unrealized loss on derivative instruments	-	(8)	-	(56)
Reclassification adjustment for (gains) losses included in net income	(122)	390	(371)	1,149
Net gain (loss) recognized in other comprehensive income	(122)	382	(371)	1,093
Tax benefit (expense) related to items of other comprehensive income	45	(140)	135	(401)
Other comprehensive income (loss)	(77)	242	(236)	692
Total comprehensive income (loss)	$902	$(1,987)	$7,289	$9,765

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income/(Loss)	Earnings	Equity
Balances at December 31, 2012	8,716	$87	$47,785	$(538)	$151,829	$199,163

Net income	—	—	—	—	9,073	9,073

Unrealized gain from derivative instruments, net of tax expense of $401	—	—	—	692	—	692

Shares repurchased	(354)	(3)	(5,255)	—	—	(5,258)

Shares issued under stock compensation plans	182	2	584	—	—	586

Cancellation of restricted stock in satisfaction of withholding tax	(51)	(1)	(737)	—	—	(738)

Stock-based compensation, net of forfeitures	—	—	2,573	—	—	2,573

Balances at September 30, 2013	8,493	$85	$44,950	$154	$160,902	$206,091

Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	7,525	7,525

Unrealized loss from derivative instruments, net of tax benefit of $135	—	—	—	(236)	—	(236)

Shares repurchased	(187)	(2)	(4,005)	—	—	(4,007)

Shares issued under stock compensation plans	92	1	409	—	—	410

Cancellation of restricted stock in satisfaction of withholding tax	(66)	(1)	(1,308)	—	—	(1,309)

Stock-based compensation, net of forfeitures	—	—	2,447	—	—	2,447

Balances at September 30, 2014	8,239	$82	$42,284	$89	$174,980	$217,435

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,525	$9,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,159	43,563
Write-down of equipment	2,928	6,268
Stock-based compensation expenses	2,447	2,573
Amortization of deferred costs	3,207	3,068
Amortization of interest rate derivative cost	(371)	(297)
Allowances and provisions	(18)	(553)
Gain on sale of leased equipment	(3,713)	(3,556)
Income from joint ventures	(819)	(3,186)
Gain on insurance settlement	—	(351)
Deferred income taxes	4,649	(8,181)
Changes in assets and liabilities:
Receivables	1,772	8,620
Spare parts inventory	(9,487)	—
Other assets	(7,877)	(1,517)
Accounts payable and accrued expenses	5,331	(1,225)
Restricted cash	(2,688)	(7,127)
Maintenance reserves	(4,037)	13,266
Security deposits	188	(492)
Unearned lease revenue	(503)	(874)
Net cash provided by operating activities	46,693	59,072

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	31,116	28,482
Restricted cash for investing activities	6,366	(6,285)
Capital contribution to joint ventures	(2,623)	(6,145)
Dividends received from joint ventures	500	—
Investment in joint venture, net of cash acquired	—	2,020
Purchase of equipment held for operating lease	(38,552)	(93,936)
Purchase of property, equipment and furnishings	(13,784)	(441)
Net cash used in investing activities	(16,977)	(76,305)

Cash flows from financing activities:
Proceeds from issuance of notes payable	34,395	72,000
Debt issuance cost	(4,939)	(591)
Interest bearing security deposits	4,553	6,071
Proceeds from shares issued under stock compensation plans	410	586
Cancellation of restricted stock units in satisfaction of withholding tax	(1,309)	(738)
Repurchase of common stock	(4,007)	(5,258)
Principal payments on notes payable	(60,779)	(56,188)
Net cash provided by (used in) financing activities	(31,676)	15,882
Decrease in cash and cash equivalents	(1,960)	(1,351)
Cash and cash equivalents at beginning of period	12,801	5,379

Cash and cash equivalents at end of period	$10,841	$4,028
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$25,120	$25,607
Income Taxes	$129	$16

Supplemental disclosures of non-cash investing activities:
During the nine months ended September 30, 2014, and 2013, a liability of $416 and $503, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the nine months ended September 30, 2014 and 2013, engines and equipment totaling $0 and $4,900, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2014 and December 31, 2013, and the results of our operations for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013. The results of operations and cash flows for the period ended September 30, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2014.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2014 and December 31, 2013, we held no interest rate swaps. As of September 30, 2013, we measured the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and at September 30, 2013 used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreements as of September 30, 2013 had a net liability fair value of $0.3 million. For the nine months ended September 30, 2014 and September 30, 2013, ($0.4 million) and $1.1 million, respectively, were realized as net finance costs on the Consolidated Statements of Income.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2014 and 2013, and the gains (losses) recorded during the nine months ended September 30, 2014 and 2013 on those assets:

	Assets at Fair Value								Total Losses
	September 30, 2014				September 30, 2013				Nine Months Ended September 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2014	2013
	(in thousands)								(in thousands)
Equipment held for sale	$20,795	$—	$13,666	$7,129	$31,506	$—	$29,839	$1,667	$(2,928)	$(6,268)
Total	$20,795	$—	$13,666	$7,129	$31,506	$—	$29,839	$1,667	$(2,928)	$(6,268)

At September 30, 2014, the Company used Level 2 inputs and, due to a portion of the valuations requiring management judgment due to the absence of quoted market prices, Level 3 inputs to measure the fair value of certain assets that were held as inventory not consigned to third parties. The fair values of the assets categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at September 30, 2014 and September 30, 2013. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

An asset write-down of $2.5 million was recorded in the nine months ended September 30, 2014 based on a comparison of the asset net book values with the net proceeds expected from part sales.    An additional asset write-down of $0.4 million was recorded in the nine months ended September 30, 2014, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts.  An asset write-down of $3.5 million was recorded in the nine months ended September 30, 2013 based on a comparison of the asset net book values with the proceeds expected from the sale of engines. An additional asset write-down of $2.8 million was recorded in the nine months ended September 30, 2013, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts.

(c) Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

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

If the useful lives or residual values are lower than those estimated by us, a loss may be realized upon sale of the asset. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

3.  Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.1 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $0.2 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $16,000 and $20,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $93,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $5,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $31,000.  We lease office space in Singapore. The lease expires October  31, 2015 and the remaining lease commitment is approximately $119,000.  We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.2 million.

We have made  a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $9.5 million, for delivery in 2015.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture.

The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $1.0 million, $5.6 million and $11.2 million capital contributions to WMES in the years ended December 31, 2011, 2012 and 2013, respectively, for the purchase of 17 engines from third parties, increasing the number of engines in the lease portfolio to 26. The Company made $2.6  million capital contributions to WMES and received $0.5 million in return of capital distributions from WMES in the nine months ended September 30, 2014. The $28.4 million of capital contributions has been partially offset by $3.6 million, representing 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES. The net investment of $24.8 million has been reduced by $0.5 million in distributions and increased further to $26.4 million as a result of the Company’s share of WMES reported earnings to date.

Our investment in the joint venture is $26.4 million and $23.5 million as of September 30, 2014 and December 31, 2013, respectively.

Nine Months Ended September 30, 2014	(in thousands)

Investment in WMES joint venture as of December 31, 2013	$23,485
Capital contribution	2,623
Earnings from joint venture	819
Distribution	(500)
Investment in WMES joint venture as of September 30, 2014	$26,427

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. During October 2014, the Company made a $15.0 million initial capital contribution for its investment in CASC Willis.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.

5.  Long Term Debt

At September 30, 2014, notes payable consists of loans totaling $761.2 million, payable over periods of approximately 2.7 to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At September 30, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of September 30, 2014 and December 31, 2013, $357.0 million and $88.0 million was available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 3.75 at June 30, 2014, the interest rate on this facility is one-month LIBOR plus 2.50% as of September 30, 2014. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

At September 30, 2014 and December 31, 2013, $356.9 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF and it is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $25.6 million as of September 30, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

The assets of WOLF are not available to satisfy our obligations or those of our affiliates other than the obligations specific to WOLF. WOLF’s ability to make distributions to the Company is subject to the prior payments of all of its debt and other obligations. Under WOLF, cash related to parts sales and leasing of engine assets is collected in a restricted account and used to pay certain operating expenses, service the debt, and upon full debt repayment are distributed to the Company.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $13.2 million as of September 30, 2014.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.8 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.8 million and $8.2 million as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and 2013, one-month LIBOR was 0.15% and 0.18%, respectively.

The following is a summary of the aggregate maturities of notes payable at September 30, 2014:

Year	(in thousands)
2014	$8,711
2015	35,495
2016	28,809
2017	38,568
2018	35,099
Thereafter	614,548
$761,230

6.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $383.4 million and $392.0 million of our borrowings at September 30, 2014 and December 31, 2013, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013.  The remaining effective portion of these hedges at the swap expiration date is being amortized into earnings over the term of the underlying borrowings.  We recorded a ($0.4 million)  benefit and $1.1 million expense to net finance costs during the nine month periods ended September 30, 2014 and September 30, 2013 respectively.

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

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended September 30, 2014 and 2013:

		Amount of (Gain) Loss Recognized
		on Derivatives in the
		Statements of Income
	Location of (Gain) Loss	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	Recognized on Derivatives in the	September 30,		September 30,
Hedging Relationships	Statements of Income	2014	2013	2014	2013
		(in thousands)
Interest rate contracts	Interest expense	$(122)	$390	$(371)	$1,149
Total		$(122)	$390	$(371)	$1,149

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine months ended September 30, 2014 and 2013:

				Amount of Gain (Loss) Reclassified
				from
	Amount of Gain Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
	(Effective Portion)		Reclassified	(Effective Portion)
	Three Months Ended		from Accumulated OCI into	Three Months Ended
Derivatives in Cash Flow	September 30,		Income	September 30,
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
	(in thousands)			(in thousands)
Interest rate contracts*	$—	$(480)	Interest expense	$122	$(390)
Total	$—	$(480)	Total	$122	$(390)

				Amount of Gain (Loss) Reclassified
				from
	Amount of Gain Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
	(Effective Portion)		Reclassified	(Effective Portion)
	Nine Months Ended		from Accumulated OCI into	Nine Months Ended
Derivatives in Cash Flow	September 30,		Income	September 30,
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
	(in thousands)			(in thousands)
Interest rate contracts**	$—	$(1,389)	Interest expense	$371	$(1,149)
Total	$—	$(1,389)	Total	$371	$(1,149)

*      These amounts are shown net of $0 and $0.5 million of other comprehensive income reclassified to the income statement during the three months ended September 30, 2014 and 2013, respectively.

**    These amounts are shown net of $0 and $1.4 million of other comprehensive income reclassified to the income statement during the nine months ended September 30, 2014 and 2013, respectively.

We hold interest rate derivative instruments from time to time to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $383.4 million of our borrowings at September 30, 2014 at variable rates. The last of our interest rate derivatives terminated on November 25, 2013, at which time the liabilities under derivative instruments decreased to nil.

The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur.

As of September 30, 2014, we held $127,000 in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge. This amount is being reclassified into interest expense through December 2014, the remaining term of the associated debt. For the quarter ended September 30, 2014 and September 30, 2013, interest expense was reduced (increased) by $122,000 and ($390,000) respectively, as a result of this reclassification out of a accumulated comprehensive income.

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

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options. There have been 1,802,404 shares of restricted stock awarded to date. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2012, December 31, 2013 and the nine months ended September 30, 2014:

Shares
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 4 years)	8,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(192,982)
Restricted stock at September 30, 2014	374,606

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. Approximately $2.4 million and $2.5 million in stock compensation expense was recorded in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.  The stock compensation expense related to the restricted stock awards will be recognized over the average remaining vesting period of 1.6 years and totals $3.8 million at September 30, 2014 compared to 2.3 years and totaling $6.7 million at September 30, 2013.

At September 30, 2014, the intrinsic value of unvested restricted stock awards issued through September 30, 2014 is $7.7 million. At September 30, 2013, the intrinsic value of unvested restricted stock awards issued through September 30, 2013 was $9.9 million. The 2007 Plan terminates on May 24, 2017.

In the nine months ended September 30, 2014, 26,437 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of September 30, 2014, there are 49,000 stock options remaining under the 1996 Plan which have an intrinsic value of $0.6 million. In the nine months ended September 30, 2013, 44,991 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised and 6,500 options were canceled.

8.  Income Taxes

Income tax expense (benefit) for the nine months ended September 30, 2014 and 2013 was $5.0 million and ($8.2 million), respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 40.0% and 43.6%, respectively. The effective rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ago period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.  Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

9.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of September 30, 2014 and December 31, 2013 was estimated to have a fair value of approximately $766.8 million and $798.8 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end. There have been no changes in our valuation technique during the nine months ended September 30, 2014. The fair value of the Company’s notes payable at September 30, 2014 would be categorized as Level 3 of the fair value hierarchy. The carrying value of the Company’s outstanding balance on its notes payable was $761.2 million as of September 30, 2014 and $787.6 million as of December 31, 2013.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended September 30, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,165	$—	$—	$25,165
Maintenance reserve revenue	13,066	—	—	13,066
Spare parts sales	—	1,854	—	1,854
Gain on sale of leased equipment	1,891	—	—	1,891
Other revenue	673	862	(766)	769
Total revenue	40,795	2,716	(766)	42,745

Expenses:
Depreciation and amortization expense	16,643	71	—	16,714
Cost of spare parts sales	—	1,444	—	1,444
General and administrative	8,405	702	—	9,107
Net finance costs	9,111	70	—	9,181
Other expense	4,305	—	—	4,305
Total expenses	38,464	2,287	—	40,751

Earnings from operations	$2,331	$429	$(766)	$1,994

(1) Represents revenue generated between our operating segments
	Leasing and
For the nine months ended September 30, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$76,865	$—	$—	$76,865
Maintenance reserve revenue	41,657	—	—	41,657
Spare parts sales	—	2,470	—	2,470
Gain on sale of leased equipment	3,713	—	—	3,713
Other revenue	2,908	2,295	(1,403)	3,800
Total revenue	125,143	4,765	(1,403)	128,505

Expenses:
Depreciation and amortization expense	47,943	216	—	48,159
Cost of spare parts sales	—	1,953	—	1,953
General and administrative	26,072	1,983	—	28,055
Net finance costs	27,807	128	—	27,935
Other expense	10,671	—	—	10,671
Total expenses	112,493	4,280	—	116,773

Earnings from operations	$12,650	$485	$(1,403)	$11,732

Total assets as of September 30, 2014	$1,170,847	$16,209	$—	$1,187,056

Total assets as of December 31, 2013	$1,194,800	$4,429	$—	$1,199,229

(1) Represents revenue generated between our operating segments

The Spare Parts Sales segment began operation during the fourth quarter of 2013.  No activity occurred in this segment during the nine months ended September 30, 2013.

11. Subsequent Events

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our core business is acquiring and leasing, primarily pursuant to operating leases, commercial aircraft engines and related aircraft equipment; and the selective purchase and sale of commercial aircraft engines (collectively “equipment”).  In 2013, the Company launched a new, wholly-owned subsidiary, Willis Aeronautical Services, Inc. (“Willis Aero”). Willis Aero primarily engages in selling aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2013 Form 10-K.

Results of Operations

Three months ended September 30, 2014, compared to the three months ended September 30, 2013:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2014 decreased 2.4% to $25.2 million from the comparable period in 2013. This decrease primarily reflects a decrease in the size of the lease portfolio and lower average utilization, which translated into a lower amount of equipment on lease. The aggregate net book value of lease equipment at September 30, 2014 and 2013 was $1,006.3 million and $1,015.6 million, respectively, a decrease of 0.9%. The average utilization for the three months ended September 30, 2014 and 2013 was 82% and 84%, respectively. At September 30, 2014 and 2013, respectively, approximately 82% and 85% of equipment held for lease by book value was on lease.

During the three months ended September 30, 2014, we added $16.9 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2013, we added $39.0 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2014 increased 47.0% to $13.1 million from $8.9 million for the comparable period in 2013. The increase was due to higher maintenance reserve revenues recognized related to the termination of long term leases in the three months ended September 30, 2014 than in the year ago period.  During the third quarter of 2014, we recorded $3.3 million of maintenance reserve revenue related to a lease modification which resulted in maintenance reserves no longer being refundable to the lessee.

Spare Parts Sales. Spare parts sales for the three months ended September 30, 2014 was $1.9 million.  During the third quarter of 2014, we began reporting spare parts sales and cost of spare parts sales for the inventory sold as separate line items in our consolidated income statement.  Spare parts sales for the three months ended September 30, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2014, we sold two engines, exchanged one engine and sold other related equipment generating a net gain of $1.9 million. During the three months ended September 30, 2013, we sold we sold eight engines, three aircraft and other related equipment generating a net gain of $2.0 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $0.8 million from $1.3 million for the comparable period in 2013 primarily due to the recording in the year ago quarter of a gain of $0.4 million related to an insurance settlement.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 6.0% to $16.7 million for the three months ended September 30, 2014 from $15.8 million in the comparable period in 2013, due to changes in estimates of useful lives and residual values on certain older engine types. As of July 1, 2014, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2014 change in depreciation estimate resulted in a $1.5 million increase in depreciation for the three months ended September 30, 2014. The net effect of the 2014 change in depreciation estimate is a reduction in net income of $0.6 million or $0.08 in diluted earnings per share for the three months ended September 30, 2014 over what net income would have otherwise been had the change in depreciation estimate not been made.

Cost of Spare Parts Sales. Cost of spare parts sales for the three months ended September 30, 2014 was $1.4 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold as separate line items in our consolidated income statement.    Cost of spare parts sales for the three months ended September 30, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Write-down of Equipment. Write-down of equipment to its estimated fair value totaled $0.4 million and $4.3 million in the three months ended September 30, 2014 and 2013, respectively.     A write-down of equipment totaling $0.4 million was recorded in the three months ended September 30, 2014 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.   A  write-down of $2.6 million was recorded in the three months ended September 30, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A write-down of $1.7 million was recorded in the three months ended September 30, 2013 due to a management decision to consign two engines for part out and sale.

General and Administrative Expenses. General and administrative expenses increased 34.1% to $9.1 million for the three months ended September 30, 2014, from $6.8 million in the comparable period in 2013, due primarily to increases in employee bonuses related to the Company’s financial results ($1.4 million), salary expense ($0.5 million), travel and entertainment expenses ($0.2 million),  payroll taxes ($0.1 million) and commission expenses ($0.1 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased by $0.7 million to $3.9 million for the three months ended September 30, 2014, from $4.5 million in the comparable period in 2013 due primarily to a decrease in engine maintenance costs due to lower repair activity.

Net Finance Costs. Net finance costs decreased 7.3% to $9.2 million for the three months ended September 30, 2014, from $9.9 million in the comparable period in 2013, due primarily to the $0.4 million interest expense recorded a year ago related to the derivative instrument in place during the three months ended September 30, 2013, which subsequently terminated in November 2013. The notes payable balance at September 30, 2014 and 2013, was $761.2 million and $744.3 million, respectively, an increase of 2.2%. As of September 30, 2014, $383.4 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.18% for the three months ended September 30, 2013 to an average of 0.15% for the three months ended September 30, 2014 (average of month-end rates). As of September 30, 2014 and 2013, one-month LIBOR was 0.15% and 0.18%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of September 30, 2013, one swap agreement had a notional outstanding amount of $100.0 million with a remaining term of two months and a fixed rate of 2.10%. This interest rate swap agreement matured in November 2013.  In the three months ended September 30, 2013, $0.4 million was realized on the statement of income as an increase in interest expense as a result of this swap. No swap agreements existed during the three months ended September 30, 2014.  For the three months ended September 30, 2014 and September 30, 2013, interest expense was reduced by $0.1 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense (benefit) for the three months ended September 30, 2014 and 2013 was $1.3 million and ($1.4 million), respectively. The effective tax rate for the three months ended September 30, 2014 and 2013 was 56.7% and 38.3%, respectively.  The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2014 increased 2.5% to $76.9 million from $75.0 million for the comparable period in 2013. This increase primarily reflects an increase in the size of the average lease portfolio during the nine-month period. The average aggregate net book value of lease equipment for the nine-month periods ended September 30, 2014 and 2013 was $1,017.3 million and $1,007.6 million, respectively, an increase of 1.0%. The average utilization for the nine month periods ended September 30, 2014 and 2013 remained unchanged at 83%. At September 30, 2014 and 2013, approximately 82% and 85%, respectively, of equipment held for lease by book value was on lease.

During the nine months ended September 30, 2014, we added $40.4 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2013, we added $131.2 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2014 increased 39.3% to $41.7 million from $29.9 million for the comparable period in 2013, primarily as a result of higher maintenance reserve revenues recognized related to the termination of long term leases in the current period compared to the year ago period.  During the nine months ended September 30, 2014, we recorded $3.3 million of maintenance reserve revenue related to a lease modification which resulted in maintenance reserves no longer being refundable to the lessee.

Spare Parts Sales. Spare parts sales for the nine months ended September 30, 2014 was $2.5 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold as separate line items in our consolidated income statement.    Spare parts sales for the nine months ended September 30, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2014, we sold seven engines, exchanged two engines and sold other related equipment generating a net gain of $3.7 million. During the nine months ended September 30, 2013, we sold sixteen engines, three aircraft and other related equipment generating a net gain of $3.6 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. Other revenue increased to $3.8 million from $2.7 million for the comparable period in 2013 primarily due to an increase in commissions earned by Willis Aero on third party spare parts sales and an increase in fees earned related to engines managed on behalf of third parties.  These increases were partially offset by the recording in the year ago period of a gain of $0.4 million related to an insurance settlement.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 10.6% to $48.2 million for the nine months ended September 30, 2014 from the comparable period in 2013, due to the changes in estimates of useful lives and residual values on certain older engines.

Cost of Spare Parts Sales. Cost of spare parts sales for the nine months ended September 30, 2014 was $2.0 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold as separate line items in our consolidated income statement.    Cost of spare parts sales for the nine months ended September 30, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Write-down of Equipment. Write-down of equipment to its estimated fair value totaled $2.9 million and $6.3 million in the nine months ended September 30, 2014 and 2013, respectively.  A write-down of equipment totaling $2.5 million was recorded in the nine-months ended September 30, 2014 due to a management decision to consign five engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. A write-down of $0.4 million was recorded in the nine months ended September 30, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.    A write-down of $3.5 million was recorded in the nine months ended September 30, 2013 due to a management decision to consign three engines for part out and sale, in which the assets net book value exceeded the estimated proceeds from part-out.  A write-down of $2.8 million was recorded in the nine months ended September 30, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 15.6% to $28.1 million for the nine months ended September 30, 2014, from the comparable period in 2013, due primarily to increases in employee bonuses related to the Company’s financial results ($1.5 million), travel and entertainment expenses ($0.5 million), accounting and consulting expense ($0.5 million), salary expense ($0.4 million), employee benefits ($0.3 million), and temporary personnel costs ($0.3 million), which was partially offset by a decrease in third party marketing expense ($0.3 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased by $2.7 million to $7.7 million for the nine months ended September 30, 2014, from $10.4 million in the comparable period in 2013 due to decreases in engine maintenance costs due to lower engine repair activity ($2.5 million) and reduced storage and freight costs ($0.2 million).

Net Finance Costs. Net finance costs decreased 3.6% to $27.9 million for the nine months ended September 30, 2014, from the comparable period in 2013, due primarily to $0.8 million of interest expense recorded a year ago related to the interest rate swaps in place during the nine months ended September 30, 2013, which subsequently terminated in November 2013. The notes payable balance at September 30, 2014 and 2013, was $761.2 million and $744.3 million, respectively, an increase of 2.2%. As of September 30, 2014, $383.4 million of our debt is tied to one-month U.S. dollar LIBOR which decreased from an average of 0.18% for the nine months ended September 30, 2013 to an average of 0.15% for the three months ended September 30, 2014 (average of month-end rates). As of September 30, 2014 and 2013, one-month LIBOR was 0.15% and 0.18%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of September 30, 2013, one swap agreement had a notional outstanding amount of $100.0 million with a remaining term of two months and a fixed rate of 2.10%. This interest rate swap agreement matured in November 2013.  In the nine months ended September 30, 2013, $1.1 million was realized through the income statement as an increase in interest expense, respectively, as a result of this swap. No swap agreements existed during the nine months ended September 30, 2014.  For the nine months ended September 30, 2014 and September 30, 2013, interest expense was reduced by $0.4 million and $0.3 million, respectively, resulting from interest rate swaps.

Income Tax Expense. Income tax expense (benefit) for the nine months ended September 30, 2014 and 2013 was $5.0 million and ($8.2 million), respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 40.0% and 43.6%, respectively. The effective rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.6 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ago period resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $34.4 million and $72.0 million in the nine-month periods ended September 30, 2014 and 2013, respectively, was derived from this activity. In these same time periods, $60.8 million and $56.2 million, respectively, was used to pay down related debt. Cash flow from operating activities was $46.7 million and $59.1 million in the nine-month periods ended September 30, 2014 and 2013, respectively.

At September 30, 2014, $8.6 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $38.6 million and $93.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 82%, by book value, of our assets were on lease at September 30, 2014 compared to 85% at September 30, 2013. The average utilization rate was 83% for each of the nine-month periods ended September 30, 2014 and September 30, 2013.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2014, notes payable consists of loans totaling $761.2 million, payable over periods of approximately 2.7 to 8 years with interest rates varying between approximately 2.4% and 5.5%.

At September 30, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of September 30, 2014 and December 31, 2013, $357.0 million and $88.0 million was available under this facility, respectively.  On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 3.75 at June 30, 2014, the interest rate on this facility is one-month LIBOR plus 2.50% as of September 30, 2014.  Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

At September 30, 2014 and December 31, 2013, $356.9 million and $370.6 million of WEST II term notes were outstanding, respectively.  The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF and it is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $25.6 million as of September 30, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 28, 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $13.2 million as of September 30, 2014.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.8 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.8 million and $8.2 million as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and 2013, one-month LIBOR was 0.15% and 0.18%, respectively.

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

At September 30, 2014, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.0 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2014, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $32.2 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2014:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$761,230	$32,231	$72,967	$403,657	$252,375
Interest payments under long-term debt obligations	168,791	30,508	56,853	46,219	35,211
Operating lease obligations	3,814	1,234	1,731	849	-
Purchase obligations	9,500	9,500	-	-	-
Total	$943,335	$73,473	$131,551	$450,725	$287,586

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at September 30, 2014 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made  a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $9.5 million, for delivery in 2015.

Our principal offices are located in Novato, California,  We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.1 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $0.2 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2014 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $16,000 and $20,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $93,000. We lease office space in Blagnac, France. The lease expires December 31, 2014 and the remaining lease commitment is approximately $5,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $31,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $119,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.2 million.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We continually discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At September 30, 2014, $383.4 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We use derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. Hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. As of September 30, 2014, we had $0.1 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge. This amount is being reclassified into interest expense through December 2014, the remaining term of the associated debt. The hedge accounting for these derivative instrument arrangements (decreased) / increased net finance costs by ($0.4 million) and $1.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. This cost (benefit)for the swaps effective for hedge accounting was included in net finance costs for the respective periods. For further information, see Note 6 to the unaudited consolidated financial statements.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2014, $383.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $3.8 million (in 2013, $2.4 million per annum).

We previously hedged a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. In November 2013, the last of our interest rate swap agreements matured. For any interest rate swaps entered into, we will be exposed to risk in the event of non-performance of the interest rate hedge counterparties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

We are also exposed to currency devaluation risk. During the nine months ended September 30, 2014, 86% of our lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three or nine months ended September 30, 2014 and September 30, 2013.

Item 4.Controls and Procedures

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million.

Common stock repurchases, under our authorized plan, in the nine months ended September 30, 2014 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2014 - January 31, 2014	—	$—	—	$83,322
February 1, 2014 - February 28, 2014	—	$—	—	$83,322
March 1, 2014 - March 31, 2014	—	$—	—	$83,322
April 1, 2014 - April 30, 2014	—	$—	—	$83,322
May 1, 2014 - May 31, 2014	—	$—	—	$83,322
June 1, 2014 - June 30, 2014	60	$20.29	60	$82,109
July 1, 2014 - July 31, 2014	—	$—	—	$82,109
August 1, 2014 - August 31, 2014	57	$22.56	57	$80,818
September 1, 2014 - September 30, 2014	70	$21.39	70	$79,315
Total	187	$21.38	$187	$79,315

Item 5.Other Information

On September 10, 2014, the SEC approved the settlement of an administrative proceeding, previously disclosed in the Company’s Forms 10-K and 10-Q, alleging that in certain instances Company executives had failed to timely file public reports regarding their stock ownership.   According to the SEC, alleged violations of these reporting provisions have no state of mind requirement, and even an inadvertent failure to timely file the disclosure may constitute a violation.  Without admitting or denying the allegations, the Company agreed to pay a civil penalty of $150,000 and to cease and desist from future violations of applicable securities law provisions, while certain Company officers agreed to pay an aggregate amount totaling $125,500.

Item 6.Exhibits

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

10.16*

Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among the Company, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on August 11, 2014).

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
101

The following materials from the Company’s report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2014

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)