Form 10-K
period 2014-12-31
WILLIS LEASE FINANCE CORP
filed 2015-03-16
CIK 1018164

Can’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $131.9 million (based on a closing sale price of $24.52 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 11,  2015 was 8,331,853.

The Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2014, we had a total lease portfolio consisting of 207 engines and related equipment, 5 aircraft and 5 spare parts packages with 77 lessees in 39 countries and an aggregate net book value of $1,066.4 million. As of December 31, 2014, we managed a total lease portfolio of 41 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties. In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

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

Spare Parts Sales

Our wholly owned subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

THE WEST II SECURITIZATION

Willis Engine Securitization Trust II, or “WEST II”, is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST II in September 2012, when WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, together with our revolving credit facility, to pay off the prior Wills Engine Securitization Trust, or “WEST” notes totaling $435.9 million. At closing, the net book values of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes. The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 69 commercial jet aircraft engines and leases thereof secures the obligations of WEST II.

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

WEST II gives us the flexibility to manage the portfolio to adapt to changes in aircraft fleets and customer demand over time, benefiting both us and our investors. The asset-backed securitization is well suited to our engine leasing business as it provides long term capital in which debt maturity is better matched to our long term asset lives.

INDUSTRY BACKGROUND - THE DEMAND FOR LEASED AIRCRAFT ENGINES

Historically, commercial aircraft operators owned rather than leased their spare engines. As engines become more powerful and technically sophisticated, they also become more expensive to acquire and maintain. In part due to cash constraints on commercial aircraft operators and the costs associated with engine ownership, commercial aircraft operators have become more cost-conscious and now utilize operating leases for a portion of their spare engines and are therefore better able to manage their finances in this capital-intensive business. Engine leasing is a specialized business that has evolved into a discrete sector of the commercial aviation market. Participants in this sector need access to capital, as well as specialized technical knowledge, in order to compete successfully.

Growth in the spare engine leasing industry is dependent on two fundamental drivers:

•	the number of commercial aircraft, and therefore engines, in the market; and

•	the proportion of engines that are leased, rather than owned, by commercial aircraft operators.

We believe both drivers will increase over time.

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 21,000 aircraft as of 2014 and projects this will grow to approximately 42,000 aircraft by 2033. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2014, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators’ greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2014, we had a total lease portfolio of 207 aircraft engines and related equipment, 5 spare parts packages, 5 aircraft and various parts and other engine-related equipment with a cost of $1,347.5 million in our lease portfolio.  As of December 31, 2013, we had a total lease portfolio of 202 aircraft engines and related equipment, 5 spare parts packages, 4 aircraft and various parts and other engine-related equipment with a cost of $1,290.8 million in our lease portfolio.

As of December 31, 2014, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2015	64,899
2016	39,720
2017	25,719
2018	19,292
2019	12,725
Thereafter	24,631
$186,986

As of December 31, 2014, we had 77 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 39 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers the loss of which would have a material adverse effect on our revenues.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $26.7 million as of December 31, 2014.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture. The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. Our investment in the joint venture is $15.0 million as of December 31, 2014.

AIRCRAFT LEASING

As of December 31, 2014, we owned four ATR72-202 and one Boeing 737-600 aircraft with an aggregate net book value of $36.7 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero.  Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.    As of December 31, 2014, spare parts inventory had a carrying value of $18.6 million.

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

•

We have significant technical expertise and experience. Our senior management, marketing and sales teams all have extensive experience in leasing aircraft engines and equipment. Our technical group makes up approximately half of our total company staff levels. As a result, we possess a deep knowledge of the technical details of commercial aircraft engines and maintenance issues associated with these engines that enables us to provide our customers with comprehensive and up to date information on the various engine types available for lease.

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

•

We have a diverse portfolio by customer, geography and engine type. As of December 31, 2014, we had a total lease portfolio consisting of 207 engines and related equipment, 5 aircraft and 5 spare parts packages with 77 lessees in 39 countries and an aggregate net book value of $1,066.4 million.

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

COMPETITION

The markets for our products and services are very competitive, and we face competition from a number of sources. These competitors include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft and aircraft engine spare parts distributors. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that we serve, thereby significantly increasing industry competition. We can give no assurance that competitive pressures will not materially and adversely affect our business, financial condition or results of operations.

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

While our leasing and reselling business is not regulated, the aircraft, engines and related parts that we purchase, lease and sell must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2014, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 93% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2014, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2014, 2013, and 2012.  The countries that accounted for more than 10% of our lease rent revenue included the United States in each of 2014, 2013 and 2012 as well as Switzerland and China in 2012. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2014		2013		2012
	Lease Rent		Lease Rent		Lease Rent
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
United States	$11,880	12%	$14,258	14%	$11,693	12%
Mexico	7,771	8	7,387	7	6,075	6
Canada	4,997	5	2,947	3	5,206	6
Europe	37,990	37	37,788	37	35,001	37
South America	9,907	10	8,794	9	9,196	10
Asia	21,796	21	21,407	21	18,585	20
Africa	3,264	3	2,609	3	2,307	2
Middle East	4,143	4	6,547	6	6,528	7
Total	$101,748	100%	$101,737	100%	$94,591	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST II, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine, market demand with the expectation that we can lease or sell such engines.

EMPLOYEES

As of December 31, 2014, we had 99 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

ITEM 1A.RISK FACTORS

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

RISKS RELATING TO OUR BUSINESS

We are affected by the risks faced by commercial aircraft operators and maintenance, repair and overhaul companies (“MROs”) because they are our customers.

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, which are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•	general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•	demand for air travel and air cargo shipments;

•	increased competition;

•	changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•	concerns about security, terrorism, war, public health and political instability;

•	inclement weather and natural disasters, including but not limited to volcanic eruptions;

•	environmental compliance and other regulatory costs;

•	labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

•	aircraft fuel prices and availability;

•	technological developments;

•	maintenance costs;

•	airport access and air traffic control infrastructure constraints;

•	insurance and other operating costs incurred by commercial aircraft operators and MROs;

•	industry capacity, utilization and general market conditions; and

•	market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience:

•	a decrease in demand for some engine types in our portfolio;

•	greater credit risks from our customers, and a higher incidence of lessee defaults and repossessions;

•	an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations; and

•	shorter lease terms, which may increase our expenses and reduce our utilization rates.

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

We currently own four ATR72-202 turboprop and one Boeing 737-600 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines or related parts. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

•

we will be subject to the greater maintenance risks and risks of declines in value that apply to aircraft as opposed to engines, as well as the potentially greater risks of leasing or selling aircraft;

•	intense competition among manufacturers, lessors, part-out companies and sellers may, among other things, adversely affect the demand for, lease rates and residual values of our aircraft;

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

Under most of our engine leases, the lessee makes monthly maintenance reserve payments to us based on the engine’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Thirty-seven of our leases comprising approximately 23.5% of the net book value of our on-lease engines at December 31, 2014 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The commercial aviation industry deteriorated sharply in 2001 and 2002 after the September 11, 2001 terrorist attacks and the related slowdown in economic activity.  After a period of recovery, the airline industry was negatively impacted again in 2008 and 2009 by the spike in fuel prices and the deepening worldwide recession, caused by the turmoil in the credit and financial markets. The airline industry has recovered in the years since, returning to profitability with carriers in emerging markets and the U.S. faring better than European carriers. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2014, we had an aggregate of approximately $1.4 million in lease rent and $1.9 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Various airlines have filed for bankruptcy in the United States and in foreign jurisdictions, with some seeking to restructure their operations and others ceasing operations entirely. In the case of airlines which are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy laws often allows these airlines to terminate leases early and to return our engines without meeting the contractual return conditions, and in that case, we may not be paid the full amount, or any part of, our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine, but under modified lease terms.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine and its records, or alternatively to negotiate a settlement under which we can immediately recover the engine and its records in exchange for waiving subsequent legal claims.

We may not be able to repossess an engine when the lessee defaults, and even if we are able to repossess the engine, we may have to expend significant funds in the repossession and leasing of the engine.

When a lessee defaults and such default is not cured in a timely manner we typically seek to terminate the lease and repossess the engine. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine. As a result, the relevant engine may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine, and costs associated with necessary maintenance and recordkeeping to make the engine available for lease or sale. During this time, we will realize no revenue from the leased engine, and we will continue to be obligated to pay our debt financing for the engine. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

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

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees for compliance with OFAC’s rules.    Similarly, sanctions issued by the U.S. government, the European Union or other governments could prohibit or restrict us from doing business in certain countries or with certain persons, and we must monitor our operations and existing and potential lessees for compliance with such sanctions.

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

The United States and other jurisdictions are beginning to impose more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the European Union launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators.  Concerns over global warming could result in more stringent limitations on the operation of older, non-compliant engines.

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

The relatively recent, well-publicized, worldwide disruptions in the credit and financial markets increase the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to continue our recent growth trend. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR  was approximately 0.17% on each of December 31, 2013 and December 31, 2014.

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

NUMEROUS FACTORS MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

The trading price of our common stock may fluctuate due to many factors, including:

•	risks relating to our business described in this Annual Report;

•	sales of our securities by a few stockholders or even a single significant stockholder;

•	general economic conditions;

•	changes in accounting mandated under GAAP;

•	quarterly variations in our operating results;

•	our financial condition, performance and prospects;

•	changes in financial estimates by us;

•	the level, direction and volatility of interest rates and expectations of changes in rates;

•	the market for securities similar to our common stock; and

•	changes in our capital structure, including additional issuances by us of debt or equity securities.

In addition, the U.S. stock markets have experienced price and volume volatility that has affected many companies’ stock prices, often for reasons unrelated to the operating performance of those companies.

RISKS RELATING TO OUR FOREIGN OPERATIONS

A substantial portion of our lease revenue comes from foreign customers, subjecting us to divergent regulatory requirements.

For the year ended December 31, 2014, 88% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

Our leases require payments in U.S. dollars but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to make their payments to us.

All of our current leases require that payments be made in U.S. dollars. If the currency that our lessees typically use in operating their businesses devalues against the U.S. dollar, those lessees could encounter difficulties in making payments in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings. If payments on our leases are made in foreign currency, our risks and hedging costs will increase.

We operate globally and are affected by our customers’ local and regional economic and other risks.

We believe that our customers’ growth and financial condition are driven by economic growth in their service areas. The largest portion of our lease revenues come from Europe. European airline operations are among the most heavily regulated in the world. At the same time, low-cost carriers have exerted substantial competitive and financial pressure on major European airlines. Low-cost carriers are having similar effects in North America and elsewhere.

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

The engine leasing industry is highly competitive and global. Our primary competitors include GE Engine Leasing, Shannon Engine Support Ltd., Pratt &Whitney, Rolls-Royce Partners Finance and Engine Lease Finance Corporation.

Our primary competitors generally have significantly greater financial, personnel and other resources, and a physical presence in more locations, than we do. In addition, competing engine lessors may have lower costs of capital and may provide financial or technical services or other inducements to customers, including the ability to sell or lease aircraft, offer maintenance and repair services or provide other forms of financing that we do not provide. We cannot give assurance that we will be able to compete effectively or that competitive pressures will not adversely affect us.

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

We can give no assurance that we will be able to manage effectively the current and potential expansion of our operations, or that if we are successful expanding our operations that our systems, procedures or controls will be adequate to support our operations, in which event our business, financial condition, results and cash flows could be adversely affected.

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

As of December 31, 2014, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,707,439 shares of our common stock, representing approximately 32% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

•

We fail to maintain the following financial covenant set forth in the Servicing Agreement: Maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization to interest ratio of 2.25-to-1.00

As of December 31, 2014, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST II, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.PROPERTIES

Our principal offices are located in Novato, California under a lease that covers 20,534 square feet of office space.  We sub-lease 7,124 square feet of office and warehouse space for our operations in San Diego, California. We lease 30,000 square feet of office and warehouse space in Boynton Beach, Florida.  We also lease facilities for sales and operations in London, UK; Shanghai, China; Singapore; Blagnac, France; and Dublin, Ireland.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2014.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 2, 2015 there were approximately 3,442 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2014 and 2013, as reported by NASDAQ, are set forth below:

	2014		2013
	High	Low	High	Low
First Quarter	$20.59	$16.32	$16.14	$14.55
Second Quarter	24.99	18.30	15.40	11.77
Third Quarter	24.83	20.52	15.73	13.82
Fourth Quarter	22.81	19.88	18.23	15.71

During the years ended December 31, 2014 and 2013, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation
	outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Stockholders:
None	n/a	n/a	n/a

Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	n/a	30,286
1996 Stock Option/Stock Issuance Plan*	49,000	9.20	—
2007 Stock Incentive Plan	—	n/a	18,096
Total	49,000	$9.20	48,382

* Plan expired

The 1996 Stock Option/Stock Issuance Plan and the 2007 Stock Incentive Plan were approved by security holders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. 2,117,272 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2014. Of this amount, 135,368 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 18,096 shares which were available as of December 31, 2014 for future issuance under the 2007 Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The repurchased shares are to be subsequently retired. 249,105 shares totaling $5.4 million were repurchased in 2014 under our authorized plan. As of December 31, 2014, the total number of common shares outstanding was approximately 8.3 million.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2014 were as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
October	8	$21.89	8	$79,135
November	54	21.79	54	77,970
December	—	—	—	77,970
Total	62	$21.80	62	$77,970

ITEM 6.SELECTED FINANCIAL DATA

The following table summarizes our selected consolidated financial data and operating information. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$101,748	$101,737	$94,591	$104,663	$102,133
Maintenance reserve revenue	53,363	46,694	41,387	39,161	34,776
Spare parts sales	8,917	—	—	—	—
Gain on sale of leased equipment	5,753	5,675	5,499	11,110	7,990
Other revenue	4,506	4,306	6,613	1,719	3,403
Total revenue	$174,287	$158,412	$148,090	$156,653	$148,302

Net income	$7,247	$15,626	$1,535	$14,508	$12,050

Net income (loss) attributable to common shareholders	$7,247	$15,626	$(3,793)	$11,380	$8,922

Basic earnings (loss) per common share	$0.92	$1.95	$(0.45)	$1.35	$1.03
Diluted earnings (loss) per common share	$0.89	$1.89	$(0.43)	$1.28	$0.96
Balance Sheet Data:
Total assets	$1,261,626	$1,199,229	$1,078,715	$1,133,205	$1,125,962
Debt	$840,956	$787,614	$696,988	$718,134	$731,632
Shareholders’ equity	$216,861	$212,605	$199,163	$236,271	$226,580

Lease Portfolio:
Engines at end of the period	207	202	184	194	179
Spare parts packages at end of the period	5	5	4	3	4
Aircraft at end of the period	5	4	7	13	3

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General. Our core business is acquiring and leasing pursuant to operating leases, commercial aircraft engines and related aircraft equipment, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2014, all of our leases were operating leases. As of December 31, 2014, we had 77 lessees in 39 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2014, our lease portfolio consisted of 207 engines and related equipment, 5 aircraft and 5 spare engine parts packages with an aggregate net book value of $1,066.4 million. As of December 31, 2014, we also managed 41 engines and related equipment on behalf of other parties.    In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 28 engines with a net book value of $262.8 million at December 31, 2014.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2014 all of our engine leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Spare parts packages are generally depreciated on a straight-line basis over 14-15 years to a 25% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. Currently, 59 engines having a net book value of $140.4 million are depreciated using this policy.

It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines.  On July 1, 2013 and again on July 1, 2014, we adjusted the depreciation for certain older engine types within the portfolio. The 2014 change in depreciation estimate resulted in a $2.9 million increase in depreciation in 2014 and on an annual basis will result in an increase in depreciation expense of $5.8 million per year assuming no change in our portfolio. The net effect of the 2014 change in depreciation estimate is a reduction in 2014 net income of $1.7 million or $0.21 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made. If useful lives or residual values are lower than those estimated by us, future write-downs may be recorded or a loss may be realized upon sale of the equipment.

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

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenue is summarized as follows:

	Years Ended December 31,
	2014		2013
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$101,748	58.3%	$101,737	64.2%
Maintenance reserve revenue	53,363	30.6%	46,694	29.5%
Spare parts sales	8,917	5.1%	—	—%
Gain on sale of leased equipment	5,753	3.4%	5,675	3.6%
Other revenue	4,506	2.6%	4,306	2.7%
Total revenue	$174,287	100.0%	$158,412	100.0%

Lease Rent Revenue.  Our lease rent revenue for the years ended December 31, 2014 and December 31, 2013 was flat. An increase in the average size of the lease portfolio in the current period was offset by lower average portfolio utilization compared to the year ago period.  The aggregate of net book value of equipment held for lease at December 31, 2014 and 2013, was $1,066.4 million and $1,033.0 million, respectively, an increase of 3.2%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. As of December 31, 2014 and 2013, approximately 79% and 86%, respectively, of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2014 was 83% compared to 84% in the prior year. During the year ended December 31, 2014, 21 engines and one aircraft were added to our lease portfolio at a total cost of $137.4 million (including capitalized costs). During the year ended December 31, 2013, 40 engines were added to our lease portfolio at a total cost of $172.2 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2014 increased 14.3% to $53.4 million from $46.7 million for the comparable period in 2013. This increase was primarily due to higher maintenance reserve revenues recognized related to the termination of long term leases in 2014 compared to 2013.

Spare Parts Sales. Spare parts sales for the year ended December 31, 2014 was $8.9 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold by our engine part sales subsidiary, Willis Aero as separate line items in our consolidated income statement.  Spare parts sales for the year ended December 31, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the year ended December 31, 2014, we sold 7 engines, exchanged 2 engines and sold various engine-related equipment from the lease portfolio for a net gain of $5.8 million. During the year ended December 31, 2013, we sold 24 engines, 3 aircraft and various engine-related equipment from the lease portfolio for a net gain of $5.7 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. Other revenue increased $0.1 million from the prior year. The increase was primarily due to an increase in commissions earned by Willis Aero on third party spare parts sales and an increase in fees earned related to engines managed on behalf of third parties.  These increases were partially offset by the recording of a gain of $0.4 million in the year ago period related to an insurance settlement.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.7 million or 11.4% to $65.4 million for the year ended December 31, 2014, from the comparable period in 2013 due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types. On July 1, 2013 and again on July 1, 2014, we adjusted the depreciation for certain older engine types within the portfolio. It is our policy to review estimates regularly to accurately expense the cost of equipment over the useful life of the engines. The 2014 change in depreciation estimate resulted in a $2.9 million increase in depreciation for 2014. The net effect of the 2014 change in depreciation estimate is a reduction in 2014 net income of $1.7 million or $0.21 in diluted earnings per share over what net income would have otherwise been had the change in depreciation estimate not been made.

Cost of Spare Parts Sales. Cost of spare parts sales for the year ended December 31, 2014 was $7.5 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold by our engine part sales subsidiary, Willis Aero, as separate line items in our consolidated income statement.  Cost of spare parts sales for the year ended December 31, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $5.6 million for the year ended December 31, 2014, a decrease of $0.9 million from the $6.5 million recorded in the comparable period in 2013. A write-down of equipment totaling $2.6 million was recorded in the year ended December  31, 2014 due to a management decision to consign six engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $2.4 million for the year ended December 31, 2014, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A further write-down of $0.6 million was recorded in the year ended December 31, 2014 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed. A write-down of $3.7 million was recorded in the year ended December 31, 2013 due to a management decision to consign four engines for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A further write-down of $2.8 million was recorded in the year ended December 31, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 5.9% to $35.9 million for the year ended December 31, 2014, from the comparable period in 2013 due primarily to increases in employment related costs ($1.3 million), corporate aircraft expenses ($0.6 million),  travel and entertainment expenses ($0.5 million), and accounting services ($0.3 million), and, which was partially offset by decreased legal fees ($0.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 4.1% to $4.6 million for the year ended December 31, 2014, from the comparable period in 2013 due primarily to a decrease in engine maintenance costs due to lower engine repair activity  ($0.3 million) and decreased engine storage fees ($0.2 million).

Net Finance Costs.  Net finance costs include interest expense, interest income and loss/(gain) on debt extinguishment and derivatives termination. Interest expense decreased 4.3% to $37.1 million for the year ended December 31, 2014, from the comparable period in 2013, due primarily to $1.5 million of interest expense recorded a year ago related to interest rate swaps in place for much of 2013, which terminated in November 2013. As of December 31, 2014, $468.5 million of our debt is tied to one-month U.S. dollar LIBOR which was 0.16% and 0.19% for the years ended December 31, 2014 and 2013 (average of month-end rates), respectively. At December 31, 2014 and 2013, one-month LIBOR was 0.17%. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. In 2014 and 2013, ($0.5 million) and $1.5 million were realized through the income statement as an (decrease) increase in interest expense, respectively, as a result of the swap agreements.

Income Taxes. Income tax expense (benefit) for the year ended December 31, 2014, increased to $4.6 million from ($4.3 million) for the comparable period in 2013. During 2014, a valuation allowance of $1.3 million was established for the net operating losses expiring in California for the periods 2016 to 2024, resulting in a 7.3% increase in our effective tax rate in the year. The effective rate for the year ended December 31, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $8.7 million related to an extraterritorial income (“ETI”) adjustment recorded in the year ago period for certain of our engines. We recognized this income tax benefit in the year ended December 31, 2013 resulting from adjustments made to the tax basis of certain of our engines due to a decision in a court case on behalf of another company in which our circumstances are similar. The overall effective tax rate for the year ended December 31, 2014 was 38.8% compared to 38.9% (excluding the ETI benefit) for the prior year. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $154.4 million, $130.0 million and $603.7 million, in the years ended December 31, 2014, 2013, and 2012, respectively, was derived from this activity. In these same time periods $101.1 million, $70.9 million and $626.9 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $62.7 million, $80.3 million and $67.3 million in the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, $10.5 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $128.1 million, $136.2 million and $61.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We purchased 11 of the engines for $63.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) purchased the remaining 8 engines for $54.5 million. We funded our portion of this transaction with available funds from our revolving credit facility. As part of this transaction, we made a $5.5 million capital contribution to WMES to support its purchase of the 8 SAS engines.  During the remainder of 2013, we made additional capital contributions of $5.7 million to our investment in WMES.  During 2014, we made capital contributions of $2.6 million to our investment in WMES.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 79% and 86%, by book value, of our assets were on-lease at each of December 31, 2014 and December 31, 2013, respectively. The average utilization rate for the year ended December 31, 2014 was 83% compared to 84% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2014, notes payable consists of loans totaling $841.0 million payable over periods of approximately 2.4 to 9.6 years with interest rates varying between approximately 2.4% and 5.5%.   Substantially all of our assets are pledged to secure our obligations to creditors.  Our significant debt instruments are discussed below:

At December 31, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of December 31, 2014 and December 31, 2013, $270.0 million and $88.0 million were available under this facility, respectively.  On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.20 at December 31, 2014, the interest rate on this facility is one-month LIBOR plus 2.50% as of December 31, 2014. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 69 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid 10 years from the issuance date by September 17, 2022. The legal final maturity of the Notes is September 15, 2037.

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

As a result of this transaction, the Company recorded a loss on extinguishment of debt and derivative instruments of $15.5 million in the year ended December 31, 2012 due to the write-off of $5.3 million of unamortized debt issuance costs and unamortized note discount associated with the full repayment of WEST notes on September 17, 2012 and the termination of interest rate swaps totaling $10.2 million.

At December 31, 2014 and 2013, $351.9 and $370.6 million, respectively, of WEST II term notes were outstanding.  The assets of WEST II are not available to satisfy our obligations or those of any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. These terms resulted in the release of excess cash which had been held in our restricted cash accounts generating greater liquidity.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. With this acquisition, WOLF is consolidated for financial statement presentation purposes. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.  Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $24.0 million as of December 31, 2014, are included in Notes payable. The two term notes are non-recourse, have a maturity date of May 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

We recorded the WOLF assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor. The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million, which comprised of $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations related to the WOLF assets have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $12.9 million as of December 31, 2014.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.5 million and $15.8 million as of December 31, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.7 million and $8.2 million as of December 31, 2014 and December 31, 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. This loan was fully repaid in 2014 and the balance outstanding on this loan was $1.0 million as of December 31, 2013.

One-month LIBOR was 0.17% at each of December 31, 2014 and December 31, 2013.

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

At December 31, 2014, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At

December 31, 2014, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $35.5 million of our debt is repayable during 2015.  Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2014:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$840,956	$35,495	$68,813	$490,365	$246,283
Interest payments under long-term debt obligations	171,646	32,537	60,531	46,751	31,827
Operating lease obligations	3,865	1,244	1,670	951	—
Purchase obligations	9,500	9,500	—	—	—
Total	$1,025,967	$78,776	$131,014	$538,067	$278,110

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2014 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $9.5 million, for delivery in 2015.

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.0 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $0.1 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2015 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $65,000 and $18,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $73,000. We lease office space in Blagnac, France. The lease expires December 31, 2015 and the remaining lease commitment is approximately $18,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $28,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $103,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.4 million.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2015. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2014, $468.5 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements (decreased)/ increased interest expense by ($0.5 million) and $1.5 million for the years ended December 31, 2014 and December 31, 2013, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Related Party Transactions

Prior to 2014, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million and $0.6 million in the years ended December 31, 2013 and 2012, respectively. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in 2013 revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. Prior to 2014, the Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements were $22,200 and $70,700 for the years ended December 31, 2013 and 2012, respectively. The Consignment agreements provided a minimum guarantee of net consignment proceeds which was converted to a note and had a balance of $1.2 million as of December 31, 2012.

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

As part of the acquisition of certain assets of J.T. Power, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2014, $468.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $4.7 million (in 2013, $3.9 million).

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

We are also exposed to currency devaluation risk. During 2014, 2013, and 2012, respectively, 88%, 86% and 88% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 44.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment our management believes that, as of December 31, 2014, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 46.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2014	2013
Audit fees	$926,654	$727,314
Audit-related fees	272,142	152,710
Tax fees	72,256	47,970
Total	$1,271,052	$927,994

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 44.

(a) (2) Financial Statement Schedule

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 76.

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Registrant and Bradley S. Forsyth dated February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 21, 2007).
10.8	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).
10.9	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to Form 8-K filed on June 19, 2013).
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
101

The following materials from the Company’s report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 44.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 16, 2015

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 16, 2015	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 16, 2015	Chief Financial Officer and Senior Vice President	/s/ BRADLEY S. FORSYTH
	(Principal Finance and Accounting Officer)	Bradley S. Forsyth

Date: March 16, 2015	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 16, 2015	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 16, 2015	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 16, 2015	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willis Lease Finance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 16, 2015

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$13,493	$12,801
Restricted cash	51,258	50,794
Equipment held for operating lease, less accumulated depreciation of $281,087 and $257,806 at December 31, 2014 and 2013, respectively	1,066,448	1,033,022
Equipment held for sale	18,114	32,491
Operating lease related receivable, net of allowances of $215 and $296 at December 31, 2014 and 2013, respectively	8,912	13,286
Spare parts inventory	18,593	3,280
Investments	41,590	23,485
Property, equipment & furnishings, less accumulated depreciation of $9,420 and $8,666 at December 31, 2014 and 2013, respectively	17,955	4,950
Intangible assets, net	1,164	1,396
Equipment purchase deposits	—	1,369
Other assets	24,099	22,355
Total assets	$1,261,626	$1,199,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,614	$16,283
Deferred income taxes	90,510	86,685
Notes payable	840,956	787,614
Maintenance reserves	66,474	77,335
Security deposits	20,869	15,158
Unearned lease revenue	4,342	3,549
Total liabilities	1,044,765	986,624

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,346,304 and 8,399,739 shares issued and outstanding at December 31, 2014 and 2013, respectively)	83	84
Paid-in capital in excess of par	42,076	44,741
Retained earnings	174,702	167,455
Accumulated other comprehensive income, net of income tax expense of $174 at December 31, 2013	—	325
Total shareholders’ equity	216,861	212,605
Total liabilities and shareholders’ equity	$1,261,626	$1,199,229

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
REVENUE
Lease rent revenue	$101,748	$101,737	$94,591
Maintenance reserve revenue	53,363	46,694	41,387
Spare parts sales	8,917	—	—
Gain on sale of leased equipment	5,753	5,675	5,499
Other revenue	4,506	4,306	6,613
Total revenue	174,287	158,412	148,090

EXPENSES
Depreciation and amortization expense	65,441	58,727	52,591
Cost of spare parts sales	7,474	—	—
Write-down of equipment	5,602	6,461	5,874
General and administrative	35,859	33,868	34,551
Technical expense	12,336	12,863	7,006
Net finance costs:
Interest expense	37,062	38,719	31,749
Interest income	—	—	(80)
Loss on debt extinguishment and derivatives termination	—	—	15,462
Total net finance costs	37,062	38,719	47,131
Total expenses	163,774	150,638	147,153

Earnings from operations	10,513	7,774	937

Earnings from joint ventures	1,329	3,526	1,759

Income before income taxes	11,842	11,300	2,696
Income tax (expense) benefit	(4,595)	4,326	(1,161)
Net income	$7,247	$15,626	$1,535

Preferred stock dividends	—	—	2,493
Preferred stock redemption costs	—	—	2,835

Net income (loss) attributable to common shareholders	$7,247	$15,626	$(3,793)

Basic earnings (loss) per common share:	$0.92	$1.95	$(0.45)

Diluted earnings (loss) per common share:	$0.89	$1.89	$(0.43)

Average common shares outstanding	7,917	8,029	8,490
Diluted average common shares outstanding	8,141	8,289	8,791

See accompanying notes to the consolidated financial statements

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$7,247	$15,626	$1,535

Other comprehensive (loss) income:
Derivative instruments
Unrealized losses on derivative instruments	—	(187)	(4,311)
Reclassification adjustment for losses included in termination
of derivative instruments	—	—	10,143
Reclassification adjustment for losses (gains) included in net income	(499)	1,485	6,037
Net gain (loss) recognized in other comprehensive income	(499)	1,298	11,869
Tax benefit (expense) related to items of other comprehensive income	174	(435)	(4,208)

Other comprehensive income (loss)	(325)	863	7,661
Total comprehensive income	$6,922	$16,489	$9,196

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

		Issued and
		Outstanding
		Shares of			Accumulated Other
	Preferred	Common	Common	Paid-in Capital in	Comprehensive	Retained	Total Shareholders’
	Stock	Stock	Stock	Excess of par	Income/(Loss)	Earnings	Equity
Balances at December 31, 2011	$31,915	9,110	$91	$56,842	$(8,199)	$155,622	$236,271

Net income	—	—	—	—	—	1,535	1,535

Net unrealized gain from derivative instruments, net of tax expense of $4,208	—	—	—	—	7,661	—	7,661

Preferred stock dividends paid	—	—	—	—	—	(2,493)	(2,493)

Preferred stock redemption	(31,915)	—	—	—	—	(2,835)	(34,750)

Shares repurchased	—	(928)	(9)	(12,727)	—	—	(12,736)

Shares issued under stock compensation plans	—	627	6	1,719	—	—	1,725

Cancellation of restricted stock units in satisfaction of withholding tax	—	(93)	(1)	(1,193)	—	—	(1,194)

Stock-based compensation, net of forfeitures	—	—	—	3,144	—	—	3,144

Balances at December 31, 2012	$—	8,716	$87	$47,785	$(538)	$151,829	$199,163

Net income	—	—	—	—	—	15,626	15,626

Net unrealized gain from derivative instruments, net of tax expense of $435	—	—	—	—	863	—	863

Shares repurchased	—	(395)	(4)	(5,914)	—	—	(5,918)

Shares issued under stock compensation plans	—	160	2	678	—	—	680

Cancellation of restricted stock units in satisfaction of withholding tax	—	(81)	(1)	(1,247)	—	—	(1,248)

Stock-based compensation, net of forfeitures	—	—	—	3,439	—	—	3,439

Balances at December 31, 2013	$—	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	—	7,247	7,247

Net unrealized loss from derivative instruments, net of tax benefit of $174	—	—	—	—	(325)	—	(325)

Shares repurchased	—	(249)	(2)	(5,350)	—	—	(5,352)

Shares issued under stock compensation plans	—	272	2	408	—	—	410

Cancellation of restricted stock units in satisfaction of withholding tax	—	(77)	(1)	(1,543)	—	—	(1,544)

Stock-based compensation, net of forfeitures	—	—	—	3,509	—	—	3,509

Tax benefit on disqualified disposition of shares	—	—	—	311	—	—	311

Balances at December 31, 2014	$—	8,346	$83	$42,076	$—	$174,702	$216,861

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$7,247	$15,626	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,441	58,727	52,591
Write-down of equipment	5,602	6,461	5,874
Stock-based compensation expenses	3,509	3,439	3,144
Amortization of deferred costs	4,319	4,113	3,982
Amortization of loan discount	—	—	341
Amortization of interest rate derivative cost	(499)	(404)	(236)
Allowances and provisions	(81)	(684)	503
Gain on sale of leased equipment	(5,753)	(5,675)	(5,499)
Gain on non-monetary exchange	—	—	(1,961)
Gain on insurance settlement	—	(351)	(173)
Income from joint ventures	(1,329)	(3,526)	(957)
Non-cash portion of loss on debt extinguishment and derivatives termination	—	—	7,164
Deferred income taxes	3,996	(4,389)	949
Changes in assets and liabilities:
Receivables	4,454	2,269	(4,985)
Spare parts inventory	(5,964)	—	—
Notes receivable	—	—	542
Other assets	(590)	(3,158)	(1,256)
Accounts payable and accrued expenses	(1,881)	(23)	(5,724)
Restricted cash	(6,831)	(5,701)	1,694
Maintenance reserves	(10,861)	14,022	8,804
Security deposits	1,159	614	678
Unearned lease revenue	793	(1,064)	301
Net cash provided by operating activities	62,731	80,296	67,311

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	43,632	38,706	34,607
Restricted cash for investing activities	6,366	(20,502)	1,754
Capital contribution to joint ventures	(17,623)	(11,219)	(5,636)
Distributions received from joint ventures	847	—	—
Acquisition of J.T. Power, net of cash acquired	—	(4,171)	––
Investment in WOLF, net of cash acquired	—	2,020	—
Purchase of equipment held for operating lease and for sale	(128,075)	(136,231)	(61,464)
Purchase of property, equipment and furnishings	(13,831)	(453)	(1,219)
Net cash used in investing activities	(108,684)	(131,850)	(31,958)

Cash flows from financing activities:
Proceeds from issuance of notes payable	154,395	130,000	603,693
Debt issuance cost	(5,074)	(1,252)	(11,949)
Preferred stock dividends	—	—	(2,493)
Interest bearing security deposits	4,553	7,588	—
Proceeds from shares issued under stock compensation plans	410	680	1,725
Cancellation of restricted stock units in satisfaction of withholding tax	(1,544)	(1,248)	(1,194)
Redemption of preferred stock	—	—	(34,750)
Repurchase of common stock	(5,352)	(5,918)	(12,736)
Excess tax benefit from stock-based compensation	311	—	—
Principal payments on notes payable	(101,054)	(70,874)	(626,923)
Decrease in restricted cash	—	—	48,213
Net cash provided by (used in) financing activities	46,645	58,976	(36,414)
Increase/(Decrease) in cash and cash equivalents	692	7,422	(1,061)
Cash and cash equivalents at beginning of period	12,801	5,379	6,440

Cash and cash equivalents at end of period	$13,493	$12,801	$5,379
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$33,132	$33,931	$21,528
Income Taxes	$210	$111	$105

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2014, 2013, 2012, a liability of $8,188, $63, and $2,255, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.

During the years ended December 31, 2014, 2013, 2012, engines and equipment totaling  $3,071,  $15,166, and $22,935, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

During the year ended December 31, 2014, engines and equipment totaling $9,649 were transferred from Held for Sale to Spare Parts Inventory.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a)Organization

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

In 2013, the Company launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

(b)Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST Engine Funding LLC, WEST Engine Funding (Ireland) Limited, WEST Engine Acquisition LLC, Facility Engine Acquisition LLC, WLFC (Ireland) Limited, Willis Lease (Ireland) Limited, WLFC Funding (Ireland) Limited, Willis Aviation Finance Limited, Willis Lease France, Willis Lease (China) Limited, WEST  Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, WOLF A340 LLC, WOLF 149 LLC, WOLF 139 LLC, Willis Aero, Willis Lease Singapore Pte. Ltd. (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(c)Revenue Recognition

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

The Company evaluates sales arrangements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses accounting for multiple element arrangements. The Company has determined that two deliverables, the sale of the engines and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2014, we had an aggregate of approximately $1.4 million in lease rent and $1.9 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

Our largest customer accounted for approximately 6.4% of total lease rent revenue during 2014. This customer had no past due rents as of December 31, 2014. No customer accounted for greater than 10% of total lease rent revenue in 2013 and 2012.

(d)Equipment Held for Operating Lease

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

The spare parts packages owned by us are depreciated on a straight-line basis over an estimated useful life of 14-15 years to a 25% residual value. The aircraft owned by us are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. Such review resulted in an impairment charge for engines and aircraft of $2.4 million in 2014 (disclosed separately as “Write-down of equipment” in the Consolidated Statements of Income).  No impairment charges were recorded in 2013 and 2012 as a result of our review.

(e)Debt Issuance Costs and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized and amortized over the life of the related loan using the effective interest method.

(f)Maintenance and Repair Costs

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

(g)Interest Rate Hedging

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

(h)Income Taxes

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

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2011-2013 and 2010-2013, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

(i)Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

(j)Cash and Cash Equivalents

We consider highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(k)Restricted Cash

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

(l)   Spare Parts Inventory

Inventory consists of spare aircraft and engine parts and is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

(m)   Intangible Assets

Intangible assets include customer relationships and goodwill arising from the Company’s acquisition of J.T. Power (see Footnote 6. Acquisition). Intangible assets are accounted for in accordance with FASB ASC 350, “Intangibles — Goodwill and Other.”

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

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	7,917	8,029	8,490
Dilutive and potentially dilutive common shares	224	260	301
Total shares	8,141	8,289	8,791

(p)Investments

Our investment in the WMES and CASC Willis joint ventures, where we own 50% of the equity of the ventures, are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.

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

(q)Stock Based Compensation

We recognize compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

(r)Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, and the gains (losses) recorded during the years ended December 31, 2014 and 2013 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2014				December 31, 2013				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2014	2013
	(in thousands)								(in thousands)
Equipment held for sale	$18,114	—	$14,801	$3,313	$32,491	—	$30,824	$1,667	$(5,602)	$(6,461)
Total	$18,114	$—	$14,801	$3,313	$32,491	$—	$30,824	$1,667	$—	$(6,461)

At December 31, 2014, the Company used Level 2 inputs to measure the fair value of certain engines and equipment held for sale.  Due to the absence of quoted market prices of certain engines that were held for sale and not consigned to third parties, the fair values of these assets are categorized as Level 3.  The fair value of these assets were based on management’s estimate considering projected future sales proceeds at December 31, 2014 and December 31, 2013. An impairment charge is recorded when the carrying value of the asset exceeds its fair value.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of equipment totaling $2.6 million was recorded in the year ended December 31, 2014 due to a management decision to consign six engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $2.4 million for the year ended December 31, 2014, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A further write-down of $0.6 million was recorded in the year ended December 31, 2014 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.  An asset write-down of $3.7 million was recorded in the year ended December 31, 2013 based on a comparison of the asset net book values with the proceeds expected from the sale of engines. A further asset write-down of $2.8 million was recorded in the year ended December 31, 2013, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the engines.

(t)Recent Accounting Pronouncements

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

(2) Equipment Held for Operating Lease

At December 31, 2014, we had 207 aircraft engines and related equipment with a cost of $1,303.3 million, 5 spare parts packages with a cost of $6.1 million and 5  aircraft with a cost of $38.1 million, in our lease portfolio. At

December 31, 2013, we had 202 aircraft engines and related equipment with a cost of $1,261.2 million, 5 spare parts packages with a cost of $6.1 million and 4 aircraft with a cost of $23.5 million, in our lease portfolio.

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

We lease our aircraft equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased aircraft equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2014	2013	2012
	(in thousands)
Region
United States	$11,880	$14,258	$11,693
Mexico	7,771	7,387	6,075
Canada	4,997	2,947	5,206
Europe	37,990	37,788	35,001
South America	9,907	8,794	9,196
Asia	21,796	21,407	18,585
Africa	3,264	2,609	2,307
Middle East	4,143	6,547	6,528
Totals	$101,748	$101,737	$94,591

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2014	2013	2012
	(in thousands)
Region
United States	$2,577	$6,055	$5,875
Mexico	2,157	1,641	2,472
Canada	(100)	747	3,015
Europe	6,988	5,061	11,162
South America	3,503	2,995	4,482
Asia	5,891	5,652	6,212
Africa	1,041	837	746
Middle East	1,277	1,664	3,011
Off-lease and other	(19,525)	(13,973)	(15,130)
Totals	$3,809	$10,679	$21,845

	Years Ended December 31,
Net book value of equipment held for operating lease	2014	2013	2012
	(in thousands)
Region
United States	$61,521	$103,515	$68,845
Mexico	64,770	75,628	59,694
Canada	11,026	12,500	17,658
Europe	344,833	368,381	299,505
South America	107,080	78,486	87,660
Asia	232,448	219,123	229,946
Africa	12,063	3,734	5,280
Middle East	17,125	58,509	74,644
Off-lease and other	215,582	113,146	118,227
Totals	$1,066,448	$1,033,022	$961,459

As of December 31, 2014 and 2013, the lease status of the equipment held for operating lease was as follows:

December 31, 2014
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$215,582
Month-to-month leases	97,951
Leases expiring 2015	331,757
Leases expiring 2016	151,444
Leases expiring 2017	73,387
Leases expiring 2018	62,972
Leases expiring 2019	24,001
Leases expiring thereafter	109,354
$1,066,448

December 31, 2013
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$113,146
Month-to-month leases	102,721
Leases expiring 2014	370,370
Leases expiring 2015	124,130
Leases expiring 2016	100,622
Leases expiring 2017	63,969
Leases expiring 2018	47,604
Leases expiring thereafter	110,460
$1,033,022

As of December 31, 2014, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2015	$64,899
2016	39,720
2017	25,719
2018	19,292
2019	12,725
Thereafter	24,631
$186,986

(3) Equipment Held for Sale

Equipment held for sale includes engines being marketed for sale as well as engines removed from our lease portfolio that are being parted out, with our investment in the long lived asset being recovered through the sale of spare parts. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.

(4) Spare Parts Inventory

Inventory consists of spare aircraft and engine parts and is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Sales of spare parts were $0.4 million during the 1st quarter of 2014, $1.7 million during the 2nd quarter of 2014, $4.6 million during the 3rd quarter of 2014 and $2.2 million during the 4th quarter of 2014.  Cost of spare parts sales were $0.3 million during the 1st quarter of 2014, $1.6 million during the 2nd quarter of 2014, $4.1 million during the 3rd quarter of 2014 and $1.5 million during the 4th quarter of 2014.

(5) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $20.4 million capital contributions to WMES in from 2011 through 2014 for the purchase of 21 engines from third parties, increasing the number of engines in the lease portfolio to 28. The Company made $2.6 million of capital contributions to WMES and received $0.8 million in return of capital distributions from WMES in the year ended December 31, 2014. The $28.4 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $24.8 million, which has been reduced by $0.8 million in distributions and increased further to $26.7 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

Our investment in the joint venture is $26.7 million and $23.5 million as of December 31, 2014 and December 31, 2013, respectively.

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

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.

Years Ending December 31, 2014 and 2013 (in thousands)	WOLF	WMES	CASC	Total
Investment in joint ventures as of December 31, 2012	$10,065	$11,766	$—	$21,831
Investment	—	11,219	—	11,219
Earnings from joint ventures	3,026	500	—	3,526
Transfer to consolidated subsidiary	(13,091)	—	—	(13,091)
Investment in joint ventures as of December 31, 2013	$—	$23,485	$—	$23,485
Investment	—	2,623	15,000	17,623
Earnings (losses) from joint ventures	—	1,411	(82)	1,329
Distribution	—	(847)	—	(847)
Investment in joint ventures as of December 31, 2014	$—	$26,672	$14,918	$41,590

(6) Acquisition

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

(7) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.50%, secured by engines. The facility has a committed amount of $700.0 million and $450.0 million at December 31, 2014 and 2013, respectively, which revolves until the maturity date of June 2019.	$430,000	$362,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	351,899	370,614

Note payable at a variable interest rate of LIBOR plus 4.00%, maturing in May 2017. Secured by engines.	24,000	30,000

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	14,455	15,827

Note payable at a fixed interest rate of 5.50%, maturing in September 2017. Secured by one engine.	7,693	8,173

Note payable at a fixed interest rate of 2.83%, maturing in July 2024. Secured by an aircraft.	12,909	—

Note payable at a fixed interest rate of 3.94%, matured in September 2014. Secured by an aircraft.	—	1,000

Total notes payable	$840,956	$787,614

One-month LIBOR was 0.17% at each of December 31, 2014 and December 31, 2013.

Principal outstanding at December 31, 2014, is repayable as follows:

Year	(in thousands)
2015	35,495
2016	28,809
2017	40,004
2018	35,099
2019 (includes $430.0 million outstanding on revolving credit facility)	455,266
Thereafter	246,283
$840,956

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2014.

At December 31, 2014, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2014, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At December 31, 2014, notes payable consists of loans totaling $841.0 million payable over periods of approximately 2.4 years to 9.6 years with interest rates varying between approximately 2.4% and 5.5%.  Substantially all of our assets are pledged to secure our obligations to creditors.  The significant facilities are described below.

At December 31, 2014, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of December 31, 2014 and December 31, 2013, $270.0 million and $88.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.20 at December 31, 2014, the interest rate on this facility is one-month LIBOR plus 2.50% as of December 31, 2014. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 69 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

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

At December 31, 2014 and 2013, $351.9 million and $370.6 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013. Two term notes with an original principal amount of $36.0 million, with a current balance outstanding of $24.0 million as of December 31, 2014, are included in Notes payable. The two term notes are non-recourse to the Company, have a maturity date of May 2017 and interest is payable at one-month LIBOR plus 4.0%.

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

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $12.9 million as of December 31, 2014.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.5 million and $15.8 million as of December 31, 2014 and December 31, 2013, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.7 million and $8.6 million as of December 31, 2014 and 2013, respectively.

On September 30, 2011, we closed on a loan for a three year term totaling $4.0 million. Interest is payable at a fixed rate of 3.94% and principal and interest is paid monthly. The loan is secured by our corporate aircraft. This loan was fully repaid in 2014 and the balance outstanding on this loan was $1.0 million as of December 31, 2013.

(8) Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $468.5 million and $392.0 million of our borrowings at December 31, 2014 and 2013, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date is being amortized into earnings over the term of the underlying borrowings. We recorded a ($0.5 million) benefit and $1.5 million expense to net finance costs during the years ended December 31, 2014 and December 31, 2013 respectively.

The Company estimates the fair value of  derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. We apply hedge accounting and account for the change in fair value of our cash flow hedges through other comprehensive income for all derivative instruments.

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2014, 2013, and 2012:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2014	2013	2012
		(in thousands)
Interest rate contracts	Interest expense	$(499)	$1,485	$6,427
Reclassification adjustment for losses
included in termination of derivative	Loss on debt extinguishment and
instruments	derivatives termination	—	—	10,143
Total		$(499)	$1,485	$16,570

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2014, 2013, and 2012:

	Amount of Gain (Loss) Recognized			Location of Loss (Gain)	Amount of Loss (Gain) Reclassified
	in OCI on Derivatives			Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)			Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2014	2013	2012	(Effective Portion)	2014	2013	2012
	(in thousands)				(in thousands)
Interest rate contracts*	$—	$1,690	$508	Interest expense	$(499)	$1,485	$6,427
Total	$—	$1,690	$508	Total	$(499)	$1,485	$6,427

* These amounts are shown net of $1.9 million and $6.7 million of interest payments reclassified to the income statement during the years ended December 31, 2013 and 2012, respectively. No interest payments were reclassified to the income statement in 2014.

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

(9) Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows

	Years ended December 31,
	2014	2013	2012
	(in thousands)
U.S.	$10,535	$10,408	$2,335
Non U.S.	1,307	892	361
Income from continuing operations before income taxes	11,842	11,300	2,696

The components of income tax expense for the years ended December 31, 2014, 2013, and 2012, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Foreign	Total
	(in thousands)
December 31, 2014
Current	$109	$179	$311	$599
Deferred	3,832	164	—	3,996
Total 2014	$3,941	$343	$311	$4,595

December 31, 2013
Current	$(155)	$123	$95	$63
Deferred	(3,755)	(634)	—	(4,389)
Total 2013	$(3,910)	$(511)	$95	$(4,326)

December 31, 2012
Current	$175	$37	$—	$212
Deferred	707	242	—	949
Total 2012	$882	$279	$—	$1,161

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2014		2013		2012
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	4,027	34.0	3,842	34.0	916	34.0
State taxes, net of federal benefit	117	1.0	(338)	(3.0)	185	6.9
Foreign tax paid	101	0.9	95	0.8	—	—
Tax consequences of the sale of engines to WMES	(36)	(0.3)	(36)	(0.3)	(46)	(1.7)
Uncertain tax positions	(101)	(0.9)	160	1.4	97	3.6
Permanent differences-162(m)	768	6.5	732	6.5	385	14.3
ETI basis restoration	—	—	(8,728)	(77.2)	—	—
Permanent differences and other	(281)	(2.4)	(53)	(0.5)	(376)	(14.1)
Effective income tax expense (benefit)	4,595	38.8	(4,326)	(38.3)	1,161	43.0

In 2013, we recorded an income tax benefit of $8.7 million related to an extraterritorial income (“ETI”) adjustment for certain of our engines. We recognized this income tax benefit in 2013 resulting from adjustments made to the tax basis of certain of our engines due to a decision in a recent court case on behalf of another company in which our circumstances are similar. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2012	$406
Increases related to current year tax positions	160
Balance as of December 31, 2013	566
Increases related to current year tax positions	109
Decreases due to tax positions released	(211)
Balance as of December 31, 2014	$464

As of December 31, 2013 we reserved $0.2 million for the benefit resulting from the Extraterritorial Income Exclusion. As of December 31, 2012, we reserved $0.1 million for tax exposure in Europe. No reserve was established as of December 31, 2014 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,368	$1,134
State taxes	564	532
Reserves and allowances	938	853
Other accruals	582	1,048
Alternative minimum tax credit	377	377
Net operating loss carry forward	37,173	36,778
Charitable contributions	28	17
Total deferred tax assets	41,030	40,739
Less: valuation allowance	(1,310)	—
Net deferred tax assets	39,720	40,739

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(129,332)	(125,675)
Other deferred tax liabilities	(898)	(1,575)
Net deferred tax liabilities	(130,230)	(127,250)

Other comprehensive income, deferred tax asset	—	(174)

Net deferred tax liabilities	$(90,510)	$(86,685)

As of December 31, 2014, we had net operating loss carry forwards of approximately $104.4 million for federal tax purposes and $4.7 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2022 to 2033 and the state net operating loss carry forwards will expire at various times from 2016 to 2024. During 2014, a valuation allowance of $1.3 million was established for the net operating losses expiring in California for the periods 2016 to 2024. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2014, we also had alternative minimum tax credit of approximately $0.3 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2014. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall”).  Although these additional tax benefits are reflected in net operating tax loss carryforwards, pursuant to ASC 718, in the amount of $2.2 million as of December 31, 2014, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. The tax effect of windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2014 are $0.8 million and will be recorded to paid-in capital when recognized.

(10) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable, notes receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2014 and 2013 was estimated to have a fair value of approximately $847.0 million and $798.8 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

(11) Risk Management — Risk Concentrations and Interest Rate Risk

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. We currently have no interest rate swap agreements in place. In 2014, 2013 and 2012,  ($0.5 million),  $1.5 million and $6.4 million was realized through the income statement as an increase (decrease) in interest expense, respectively.

(12) Commitments, Contingencies, Guarantees and Indemnities

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $2.0 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $0.1 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2015 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $65,000 and $18,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $73,000. We lease office space in Blagnac, France. The lease expires December 31, 2015 and the remaining lease commitment is approximately $18,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $28,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $103,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.4 million.

We have made a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $9.5 million, for delivery in 2015.

(13) Shareholders’ Equity

Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million. During 2014, the Company repurchased 249,105 shares of common stock for approximately $5.4 million under this program, at a weighted average price of $21.49 per share.  The repurchased shares were subsequently retired.

(14) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2014, 2013, and 2012, included in the accompanying consolidated statements of income were as follows:

	2014	2013	2012
	(in thousands)
2007 Stock Incentive Plan	$3,459	$3,393	$3,092
Employee Stock Purchase Plan	50	46	52
Total Stock Compensation Expense	$3,509	$3,439	$3,144

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  2,117,272 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2014. Of this amount, 135,368 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 18,096 shares which were available as of December 31, 2014 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31:

Shares
Restricted stock at December 31, 2011	651,294
Granted in 2012 (vesting over 4 years)	283,000
Granted in 2012 (vesting on first anniversary from date of issuance)	28,040
Cancelled in 2012	(8,988)
Vested in 2012	(270,692)
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2014 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.8 years totals $6.1 million. At December 31, 2014, the intrinsic value of unvested restricted stock awards is $11.5 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2014, 2013, and 2012 is as follows:

		Weighted Average
	Number Outstanding	Grant Date Fair Value	Aggregate Value
Balance as of December 31, 2011	651,294	$11.79	$7,680,578
Shares granted	311,040	13.68	4,256,290
Shares cancelled	(8,988)	12.52	(112,521)
Shares vested	(270,692)	11.33	(3,067,357)
Balance as of December 31, 2012	682,654	$12.83	$8,756,990
Shares granted	151,408	14.25	2,158,011
Shares cancelled	(60,110)	12.41	(745,876)
Shares vested	(258,822)	12.01	(3,108,651)
Balance as of December 31, 2013	515,130	$13.71	$7,060,474
Shares granted	237,708	19.84	4,710,362
Shares cancelled	(5,750)	14.02	(80,630)
Shares vested	(221,732)	13.24	(2,903,595)
Balance as of December 31, 2014	525,356	$16.72	$8,786,611

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2014 and 2013,  14,068 and 14,026 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $6.17,  $3.19 and $3.19 for 2014, 2013 and 2012, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise.  In the year ended December 31, 2012, 306,653 options were exercised with a total intrinsic value at exercise date of approximately $2.4 million and no options were cancelled. In the year ended December 31, 2013, 54,991 options were exercised with a total intrinsic value at exercise date of approximately $0.4 million and 6,500 options were cancelled. In the year ended December 31, 2014,  26,437 options were exercised with a total intrinsic value at exercise date of approximately $0.2 million. There are 49,000 stock options vested and expected to vest under the 1996 Stock Option/Stock Issuance Plan which have an intrinsic value of $0.6 million.

A summary of the activity under the 1996 Plan for the years ended December 31, 2014, 2013, and 2012 is as follows:

				Weighted
				Average
				Remaining
	Options		Weighted	Contractual
	Available		Average	Term (in	Aggregate
	for Grant	Options	Exercise Price	years)	Intrinsic Value
Outstanding as of December 31, 2011	—	443,581	$6.35	1.82	$2,484,009
Options exercised	—	(306,653)	5.34
Options cancelled	—	—	—
Outstanding as of December 31, 2012	—	136,928	$8.60	2.23	$781,692
Options exercised	—	(54,991)	7.96
Options cancelled	—	(6,500)	5.01
Outstanding as of December 31, 2013	—	75,437	$9.38	1.49	$601,991
Options exercised	—	(26,437)	9.71
Options cancelled	—	—	—
Outstanding as of December 31, 2014	—	49,000	$9.20	0.59	$622,300

Vested and expected to vest at:
December 31, 2014		49,000	$9.20	0.59	$622,300

Options exercisable at:
December 31, 2012		136,928	$8.60	2.23	$781,692
December 31, 2013		75,437	$9.38	1.49	$601,991
December 31, 2014		49,000	$9.20	0.59	$622,300

The following table summarizes information concerning outstanding and exercisable options at December 31, 2014:

	Options Outstanding			Options Exercisable
Weighted
Average
Remaining
	Number	Contractual	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
From $9.20 to $9.20	49,000	0.59	9.20	49,000	9.20

(15) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2014, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $17,500

(or $23,000 for employees at least 50 years of age). We match 50% of employee contributions up to 8% of the employee’s salary which totaled $0.3 million for each of the years ended December, 31, 2014, 2013, and 2012.

(16) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data).

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$43,000	$42,251	$42,745	$46,291	$174,287
Net income (loss)	4,331	2,214	979	(277)	7,247

Net income (loss) attributable to common shareholders	4,331	2,214	979	(277)	7,247

Basic earnings (loss) per common share	0.55	0.28	0.12	(0.03)	0.92

Diluted earnings (loss) per common share	0.53	0.27	0.12	(0.03)	0.89

Average common shares outstanding	7,914	7,976	7,938	7,839	7,917
Diluted average common shares outstanding	8,129	8,179	8,123	8,037	8,141

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,304	$37,953	$37,952	$47,203	$158,412
Net income (loss)	1,610	9,692	(2,229)	6,553	15,626

Net income (loss) attributable to common shareholders	1,610	9,692	(2,229)	6,553	15,626

Basic earnings (loss) per common share	0.20	1.20	(0.29)	0.84	1.95

Diluted earnings (loss) per common share	0.19	1.17	(0.28)	0.81	1.89

Average common shares outstanding	8,033	8,106	8,126	7,846	8,029
Diluted average common shares outstanding	8,273	8,303	8,329	8,084	8,289

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,739	$35,153	$37,506	$39,692	$148,090
Net income (loss)	3,289	3,229	(7,194)	2,211	1,535

Net income (loss) attributable to common shareholders	2,507	2,447	(7,976)	(771)	(3,793)

Basic earnings (loss) per common share	0.30	0.29	(0.94)	(0.09)	(0.45)

Diluted earnings (loss) per common share	0.29	0.28	(0.91)	(0.09)	(0.43)

Average common shares outstanding	8,404	8,585	8,667	8,277	8,490
Diluted average common shares outstanding	8,756	8,848	8,889	8,525	8,791

(17) Related Party Transactions

Prior to 2014, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million and $0.6 million in the years ended December 31, 2013 and 2012, respectively. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in 2013 revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. Prior to 2014, the Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements were $22,200 and $70,700 for the years ended December 31, 2013 and 2012, respectively. The Consignment agreements provided a minimum guarantee of net consignment proceeds which was converted to a note and had a balance of $1.2 million as of December 31, 2012.

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

As part of the acquisition of certain assets of J.T. Power, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

(18) Operating Segments

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the year ended December 31, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$101,748	$—	$—	$101,748
Maintenance reserve revenue	53,363	—	—	53,363
Spare parts sales	—	8,917	—	8,917
Gain on sale of leased equipment	5,753	—	—	5,753
Other revenue	3,581	1,661	(736)	4,506
Total revenue	164,445	10,578	(736)	174,287

Expenses:
Depreciation and amortization expense	65,152	289	—	65,441
Cost of spare parts sales	—	7,474	—	7,474
General and administrative	33,211	2,648	—	35,859
Net finance costs	36,779	283	—	37,062
Other expense	17,830	108	—	17,938
Total expenses	152,972	10,802	—	163,774
Earnings (loss) from operations	$11,473	$(224)	$(736)	$10,513

(1) Represents revenue generated between our operating segments

	Leasing and
For the year ended December 31, 2013	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$101,737	$—	$—	$101,737
Maintenance reserve revenue	46,694	—	—	46,694
Gain on sale of leased equipment	5,675	—	—	5,675
Other revenue	3,365	941	—	4,306
Total revenue	157,471	941	—	158,412

Expenses:
Depreciation and amortization expense	58,684	43	—	58,727
General and administrative	33,490	378	—	33,868
Net finance costs	38,719	—	—	38,719
Other expense	19,312	12	—	19,324
Total expenses	150,205	433	—	150,638
Earnings from operations	$7,266	$508	$—	$7,774

Total assets as of December 31, 2014	$1,241,837	$19,789	$—	$1,261,626
Total assets as of December 31, 2013	$1,194,800	$4,429	$—	$1,199,229

(19) Subsequent Events

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

December 31, 2014 and 2013

(In thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,411	$1,520
Equipment held for operating lease, less accumulated depreciation	628,341	464,912
Equipment held for sale	15,768	26,382
Operating lease related receivable, net of allowances	3,379	1,911
Spare parts inventory	14,906	—
Due from affiliate	19,044	1,393
Investments	41,590	23,485
Investment in subsidiaries	6,054	97,869
Property, equipment & furnishings, less accumulated depreciation	17,867	4,868
Intangible assets, net	271	271
Equipment purchase deposits	—	1,369
Other assets, net	13,528	9,774
Total assets	$763,159	$633,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,820	$8,813
Deferred income taxes	26,132	6,993
Notes payable	457,364	378,828
Maintenance reserves	32,845	15,282
Security deposits	16,864	10,008
Unearned lease revenue	2,273	1,225
Total liabilities	546,298	421,149

Shareholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,346,304 and 8,399,739 shares issued and outstanding at December 31, 2014 and 2013, respectively)	83	84
Paid-in capital in excess of par	42,076	44,741
Retained earnings	174,702	167,455
Accumulated other comprehensive income, net of income tax expense	—	325
Total shareholders’ equity	216,861	212,605
Total liabilities and shareholders’ equity	$763,159	$633,754

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	Years Ended December 31,
	2014	2013	2012
REVENUE
Lease rent revenue	$50,749	$36,593	$30,564
Maintenance reserve revenue	22,270	14,046	13,139
Spare parts sales	7,588	—	—
Gain on sale of leased equipment	2,147	3,472	3,605
Other revenue	5,227	8,022	10,809
Total revenue	87,981	62,133	58,117

EXPENSES
Depreciation expense	29,555	19,699	18,764
Cost of spare parts sales	6,354	—	—
Write-down of equipment	4,681	4,204	2,621
General and administrative	29,546	29,907	30,565
Technical expense	4,455	5,478	3,336
Net finance costs:
Interest expense	13,500	15,030	11,471
Loss on debt extinguishment	—	—	94
Total net finance costs	13,500	15,030	11,565
Total expenses	88,091	74,318	66,851

Loss from operations	(110)	(12,185)	(8,734)

Earnings from joint ventures	1,329	3,526	1,759

Income (loss) before income taxes	1,219	(8,659)	(6,975)
Income tax benefit/(expense)	(1,708)	4,525	2,196

Equity in income of subsidiaries, net of tax of $3,553, $199, and $3,357 at December 31, 2014, 2013 and 2012, respectively	7,736	19,760	6,314

Net income	$7,247	$15,626	$1,535

Preferred stock dividends	—	—	2,493
Preferred stock redemption costs	—	—	2,835

Net income (loss) attributable to common shareholders	$7,247	$15,626	$(3,793)

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Parent Company Information

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$7,247	$15,626	$1,535

Other comprehensive income (loss):
Derivative instruments
Unrealized losses on derivative instruments	—	(187)	(1,039)
Reclassification adjustment for losses (gains) included in net income	(499)	1,485	1,511
Net gain (loss) recognized in other comprehensive income	(499)	1,298	472
Tax benefit (expense) related to items of other comprehensive income (loss)	174	(435)	(16)

Other comprehensive income from parent	(325)	863	456

Other comprehensive income from subsidiaries	—	—	7,205
Total other comprehensive income (loss)	(325)	863	7,661

Total comprehensive income	$6,922	$16,489	$9,196

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$7,247	$15,626	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(7,736)	(19,760)	(6,314)
Depreciation expense	29,555	19,699	18,764
Write-down of equipment	4,681	4,204	2,621
Stock-based compensation expenses	3,509	3,439	3,144
Amortization of deferred costs	2,391	2,286	2,215
Amortization of interest rate derivative cost	(499)	(404)	(236)
Allowances and provisions	34	(94)	34
Gain on sale of leased equipment	(2,147)	(3,472)	(3,605)
Gain on insurance settlement	—	(351)	(173)
Income from joint ventures	(1,329)	(3,526)	(957)
Non-cash portion of loss on debt extinguishment	—	—	94
Deferred income taxes	1,383	(4,072)	(2,408)
Changes in assets and liabilities:
Receivables	(1,502)	1,871	(292)
Spare parts inventory	(5,533)	—	—
Notes receivable	—	—	5
Other assets	(942)	(2,165)	(1,329)
Accounts payable and accrued expenses	322	(943)	(2,209)
Due to / from subsidiaries	(2,208)	(4,041)	4,946
Maintenance reserves	8,693	3,495	2,898
Security deposits	(1,616)	426	(641)
Unearned lease revenue	919	(575)	335
Net cash provided by operating activities	35,222	11,643	18,427

Cash flows from investing activities:
Increase in investment in subsidiaries	(9,666)	(34,098)	(100,649)
Distributions received from subsidiaries	17,582	69,548	106,183
Proceeds from sale of equipment held for operating lease (net of selling expenses)	21,360	21,644	21,371
Capital contribution to joint venture	(17,623)	(11,219)	(5,636)
Distributions received from joint venture	847	—	—
Acquisition of J.T. Power, net of cash acquired	—	(4,171)	—
Acquisition of WOLF, net of cash acquired	—	(1,000)	—
Purchase of equipment held for operating lease	(104,904)	(132,140)	(40,465)
Purchase of property, equipment and furnishings	(13,767)	(450)	(1,219)
Net cash used in investing activities	(106,171)	(91,886)	(20,415)

Cash flows from financing activities:
Proceeds from issuance of notes payable	154,395	130,000	236,392
Debt issuance cost	(5,074)	(637)	(516)
Preferred stock dividends	—	—	(2,493)
Proceeds from shares issued under stock compensation plans	410	680	1,725
Cancellation of restricted stock units in satisfaction of withholding tax	(1,544)	(1,248)	(1,194)
Redemption of preferred stock	—	—	(34,750)
Security deposit	4,553	7,588	—
Repurchase of common stock	(5,352)	(5,918)	(12,736)
Cash settlement of stock options	—	—	—
Excess tax benefit from stock-based compensation	311	—	—
Principal payments on notes payable	(75,859)	(52,844)	(186,727)
Net cash provided by (used in) financing activities	71,840	77,621	(299)
Increase/(Decrease) in cash and cash equivalents	891	(2,622)	(2,287)
Cash and cash equivalents at beginning of period	1,520	4,142	6,429
Cash and cash equivalents at end of period	$2,411	$1,520	$4,142
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$11,110	$11,903	$8,105
Income Taxes	$76	$111	$101

Supplemental disclosures of non-cash investing activities:

During the years ended December 31, 2014, 2013, 2012, engines and equipment totaling  $3,071,  $422 and $14,156, respectively, were transferred from Held for Operating Lease to Held for Sale but not settled.

During the years ended December 31, 2014, 2013, 2012, engines and equipment totaling $120,880, $116,020 and $(56,562), respectively, were transferred to (from) the parent to its subsidiaries.
During the year ended December 31, 2014, engines and equipment totaling $9,649 were transferred from Held for Sale to Spare Parts Inventory.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

December 31, 2014, 2013, and 2012

(In thousands)

		Additions
	Balance at	Charged	Net
	Beginning	(Credited)	(Deductions)	Balance at
	of Period	to Expense	Recoveries	End of Period
December 31, 2012
Accounts receivable, allowance for doubtful accounts	477	503	—	980
December 31, 2013
Accounts receivable, allowance for doubtful accounts	980	(30)	(654)	296
December 31, 2014
Accounts receivable, allowance for doubtful accounts	296	(26)	(55)	215

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.