Form 10-Q
period 2015-03-31
WILLIS LEASE FINANCE CORP
filed 2015-05-08
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 4, 2015
Common Stock, $0.01 par value per share	8,259,658

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$15,635	$13,493
Restricted cash	45,616	51,258
Equipment held for operating lease, less accumulated depreciation of $295,515 and $281,087 at March 31, 2015 and December 31, 2014, respectively	1,050,922	1,066,448
Equipment held for sale	17,600	18,114
Operating lease related receivables, net of allowances of $282 and $215 at March 31, 2015 and December 31, 2014, respectively	14,596	8,912
Spare parts inventory	18,288	18,593
Investments	42,574	41,590
Property, equipment & furnishings, less accumulated depreciation of $9,726 and $9,420 at March 31, 2015 and December 31, 2014, respectively	21,311	17,955
Intangible assets, net	1,106	1,164
Equipment purchase deposits	6,817	—
Other assets	25,261	24,099
Total assets	$1,259,726	$1,261,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$12,636	$21,614
Deferred income taxes	91,866	90,510
Notes payable	842,177	840,956
Maintenance reserves	69,672	66,474
Security deposits	20,771	20,869
Unearned lease revenue	3,381	4,342
Total liabilities	1,040,503	1,044,765

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,293,377 and 8,346,304 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	83	83
Paid-in capital in excess of par	42,140	42,076
Retained earnings	177,000	174,702
Total shareholders’ equity	219,223	216,861
Total liabilities and shareholders’ equity	$1,259,726	$1,261,626

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE
Lease rent revenue	$25,097	$26,900
Maintenance reserve revenue	14,148	14,030
Spare parts sales	2,151	418
Gain on sale of leased equipment	662	231
Other revenue	756	1,761
Total revenue	42,814	43,340

EXPENSES
Depreciation and amortization expense	17,705	15,710
Cost of spare parts sales	1,480	340
Write-down of equipment	24	295
General and administrative	9,972	9,685
Technical expense	1,832	1,520
Net finance costs:
Interest expense	9,567	9,359
Gain on debt extinguishment	(1,151)	—
Total net finance costs	8,416	9,359
Total expenses	39,429	36,909

Earnings from operations	3,385	6,431

Earnings from joint ventures	354	305

Income before income taxes	3,739	6,736
Income tax expense	(1,441)	(2,405)
Net income	$2,298	$4,331

Basic earnings per common share:	$0.29	$0.55

Diluted earnings per common share:	$0.29	$0.53

Average common shares outstanding	7,848	7,914
Diluted average common shares outstanding	8,044	8,129

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$2,298	$4,331

Other comprehensive loss:
Derivative instruments
Reclassification adjustment for gains included in net income	—	(125)
Net loss recognized in other comprehensive income	—	(125)
Tax benefit related to items of other comprehensive income	—	46
Other comprehensive loss	—	(79)
Total comprehensive income	$2,298	$4,252

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2015 and 2014

(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income	Earnings	Equity
Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	4,331	4,331

Unrealized gain from derivative instruments, net of tax expense of $46	—	—	—	(79)	—	(79)

Shares issued under stock compensation plans	63	1	211	—	—	212

Cancellation of restricted stock in satisfaction of withholding tax	(16)	(1)	(269)	—	—	(270)

Stock-based compensation, net of forfeitures	—	—	758	—	—	758

Balances at March 31, 2014	8,447	$84	$45,441	$246	$171,786	$217,557

Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,702	$216,861

Net income	—	—	—	—	2,298	2,298

Shares repurchased	(38)	—	(724)	—	—	(724)

Shares issued under stock compensation plans	10	—	85	—	—	85

Cancellation of restricted stock in satisfaction of withholding tax	(25)	—	(514)	—	—	(514)

Stock-based compensation, net of forfeitures	—	—	1,074	—	—	1,074

Tax benefit on disqualified disposition of shares	—	—	143	—	—	143

Balances at March 31, 2015	8,293	$83	$42,140	$—	$177,000	$219,223

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,298	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,705	15,710
Write-down of equipment	24	295
Stock-based compensation expenses	1,074	758
Amortization of deferred costs	1,072	1,036
Amortization of interest rate derivative cost	—	(125)
Allowances and provisions	67	2
Gain on sale of leased equipment	(662)	(231)
Gain on extinguishment of debt	(1,151)	—
Income from joint ventures	(354)	(305)
Deferred income taxes	1,357	2,405
Changes in assets and liabilities:
Receivables	(5,751)	(366)
Spare parts inventory	305	(428)
Other assets	(2,237)	(501)
Accounts payable and accrued expenses	(917)	1,734
Restricted cash	5,642	(8,068)
Maintenance reserves	3,198	2,416
Security deposits	(98)	(357)
Unearned lease revenue	(961)	493
Net cash provided by operating activities	20,611	18,799

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	2,405	5,688
Restricted cash for investing activities	—	5,487
Capital contribution to joint ventures	(630)	—
Purchase of equipment held for operating lease	(17,944)	(7,915)
Purchase of property, equipment and furnishings	(3,667)	(156)
Net cash provided by (used in) investing activities	(19,836)	3,104

Cash flows from financing activities:
Proceeds from issuance of notes payable	31,000	5,000
Debt issuance cost	—	(27)
Interest bearing security deposits	—	1,518
Proceeds from shares issued under stock compensation plans	85	212
Cancellation of restricted stock units in satisfaction of withholding tax	(514)	(270)
Excess tax benefit from stock-based compensation	143	—
Repurchase of common stock	(724)	—
Principal payments on notes payable	(28,623)	(25,506)
Net cash provided by (used in) financing activities	1,367	(19,073)
Increase in cash and cash equivalents	2,142	2,830
Cash and cash equivalents at beginning of period	13,493	12,801

Cash and cash equivalents at end of period	$15,635	$15,631
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$8,753	$8,811
Income Taxes	$5	$55

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2015 and 2014, a liability of $169 and $802, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the three months ended March 31, 2015 and 2014, engines and equipment totaling $86 and $10,924, respectively, were transferred from Held for Operating Lease to Held for Sale but not sold.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a) Basis of Presentation: Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2015 and December 31, 2014, and the results of our operations for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. The results of operations and cash flows for the period ended March 31, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2015 and 2014, and the gains (losses) recorded during the three months ended March 31, 2015 and 2014 on those assets:

	Assets at Fair Value								Total Losses
	March 31, 2015				March 31, 2014				Three Months Ended March 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2015	2014
	(in thousands)								(in thousands)
Equipment held for sale	$17,600	$—	$14,833	$2,767	$30,376	$—	$19,844	$10,532	$(24)	$(295)
Total	$17,600	$—	$14,833	$2,767	$30,376	$—	$19,844	$10,532	$(24)	$(295)

At March 31, 2015, the Company used Level 2 inputs to measure the fair value of certain engines and equipment held for sale.  Due to the absence of quoted market prices of certain engines that were held for sale and not consigned to third parties, the fair values of these assets are categorized as Level 3.  The fair value of these assets were based on management’s estimate considering projected future sales proceeds at March 31, 2015 and March 31, 2014.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of equipment totaling $24,000 was recorded in the three months ended March 31, 2015 based upon a comparison of the asset net book value with the net proceeds expected from part sales arising from part-out of an engine.  An asset write-down of $0.3 million was recorded in the three months ended March 31, 2014 based upon a comparison of the asset net book value with the net proceeds expected from part sales arising from part-out of an engine.

(c) Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

3.  Commitments, Contingencies, Guarantees and Indemnities

We have made a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $23.1 million, for delivery in 2015.  As of March 31, 2015, a non-refundable deposit paid related to this purchase commitment was $6.8 million.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $20.4 million capital contributions to WMES in from 2011 through 2014 for the purchase of 21 engines from third parties, increasing the number of engines in the lease portfolio to 28. The Company made $0.6 million of capital contributions to WMES and recorded $0.4 million as a result of the Company’s share of WMES reported earnings during the three months ended March 31, 2015.

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

Three Months Ended March 31, 2015	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Capital contribution	630	—	630
Earnings (loss) from joint venture	361	(7)	354
Distribution	—	—	—
Investment in joint ventures as of March 31, 2015	$27,663	$14,911	$42,574

5.  Long Term Debt

At March 31, 2015, notes payable consists of loans totaling $842.2 million, payable over periods of approximately 2.5 to 9.3 years with interest rates varying between approximately 2.4% and 5.5%.

At March 31, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of March 31, 2015 and December 31, 2014, $239.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.20 at December 31, 2014, the interest rate on this facility is one-month LIBOR plus 2.75% as of March 31, 2015. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 68 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022.  The legal final maturity of the Notes is September 15, 2037.

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

At March 31, 2015 and December 31, 2014, $346.9 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On March 25, 2015, we paid off the remaining balance of the two term notes, associated with the WOLF assets, of $23.1 million at a discount.  This transaction resulting in a $1.2 million gain recorded for the extinguishment of debt included in our statement of operations for the three months ended March 31, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided

100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $12.6 million and $12.9 million as of March 31, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.1 million and $14.5 million as of March 31, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.6 million and $7.7 million as of March 31, 2015 and December 31, 2014, respectively.

One-month LIBOR was 0.18% and 0.17% at March 31, 2015 and December 31, 2014, respectively.

The following is a summary of the aggregate maturities of notes payable at March 31, 2015:

Year	(in thousands)
2015	$17,716
2016	24,809
2017	32,004
2018	35,099
2019	486,266
Thereafter	246,283
$842,177

6.  Derivative Instruments

We have periodically held interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $475.1 million and $468.5 million of our borrowings at March 31, 2015 and December 31, 2014, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date is being amortized into earnings over the term of the underlying borrowings. We recorded a $0.1 million benefit to net finance costs during the three months ended March 31, 2014.

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

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three months ended March 31, 2015 and 2014:

		Amount of (Gain) Loss Recognized
		on Derivatives in the
		Statements of Income
	Location of (Gain) Loss	Three Months Ended
Derivatives in Cash Flow	Recognized on Derivatives in the	March 31,
Hedging Relationships	Statements of Income	2015	2014
		(in thousands)
Interest rate contracts	Interest expense	$—	$(125)
Total		$—	$(125)

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three months ended March 31, 2015 and 2014:

Location of Gain	Amount of Gain Reclassified from
Reclassified	Accumulated OCI into Income
from Accumulated OCI into	(Effective Portion)
Income	Three Months Ended March 31,
(Effective Portion)	2015	2014
	(in thousands)
Interest expense	$—	$125
Total	$—	$125

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

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation in the form of either restricted stock or stock options.  2,122,272 shares of restricted stock were granted under the 2007 Stock Incentive Plan by March 31,

2015. Of this amount, 135,368 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 13,096 shares which were available as of March 31, 2015 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the years ended December 31, 2013, December 31, 2014 and the three months ended March 31, 2015.

Shares
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 4 years)	5,000
Vested in 2015	(78,302)
Restricted stock at March 31, 2015	452,054

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At March 31, 2015, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.9 years totals $5.1 million. At March 31, 2015, the intrinsic value of unvested restricted stock awards is $8.4 million.  The 2007 Plan terminates on May 24, 2017.

In the three months ended March 31, 2015, no options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of March 31, 2015, there are 49,000 stock options remaining under the 1996 Plan which have an intrinsic value of $0.5 million.

8.  Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 was $1.4 million and $2.4 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 38.5% and 35.7%, respectively. It is more likely than not that the income from our investment in WMES will be in a liability position in 2015.  This resulted in the effective tax rate for the three months ended March 31, 2015 increasing.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2015 and December 31, 2014 was estimated to have a fair value of approximately $852.4 million and $847.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended March 31, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,097	$—	$—	$25,097
Maintenance reserve revenue	14,148	—	—	14,148
Spare parts sales	—	2,151	—	2,151
Gain on sale of leased equipment	662	—	—	662
Other revenue	617	295	(156)	756
Total revenue	40,524	2,446	(156)	42,814

Expenses:
Depreciation and amortization expense	17,633	72	—	17,705
Cost of spare parts sales	—	1,480	—	1,480
General and administrative	9,337	635	—	9,972
Net finance costs	8,326	90	—	8,416
Other expense	1,856	—	—	1,856
Total expenses	37,152	2,277	—	39,429

Earnings from operations	$3,372	$169	$(156)	$3,385

(1) Represents revenue generated between our operating segments
	Leasing and
For the three months ended March 31, 2014	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$26,900	$—	$—	$26,900
Maintenance reserve revenue	14,030	—	—	14,030
Spare parts sales	—	418	—	418
Gain on sale of leased equipment	231	—	—	231
Other revenue	1,046	715	—	1,761
Total revenue	42,207	1,133	—	43,340

Expenses:
Depreciation and amortization expense	15,638	72	—	15,710
Cost of spare parts sales	—	340	—	340
General and administrative	9,021	664	—	9,685
Net finance costs	9,359	—	—	9,359
Other expense	1,815	—	—	1,815
Total expenses	35,833	1,076	—	36,909

Earnings from operations	$6,374	$57	$—	$6,431

Total assets as of March 31, 2015	$1,240,865	$18,861	$—	$1,259,726

Total assets as of December 31, 2014	$1,241,837	$19,789	$—	$1,261,626

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2014 Form 10-K.

Results of Operations

Three months ended March 31, 2015, compared to the three months ended March 31, 2014:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2015 decreased 6.7% to $25.1 million from the comparable period in 2014. This decrease primarily reflects lower average utilization partially offset by an increase in the size of the lease portfolio, which translated into a lower amount of equipment on lease. The aggregate net book value of lease equipment at March 31, 2015 and 2014 was $1,050.9 million and $1,022.5 million, respectively, an increase of 2.8%. The average utilization for the three months ended March 31, 2015 and 2014 was 81% and 87%, respectively. At March 31, 2015 and 2014, respectively, approximately 83% and 84% of equipment held for lease by book value was on lease.

During the three months ended March 31, 2015, we added $2.7 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2014, we added $8.0 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2015 increased 0.8% to $14.1 million from $14.0 million for the comparable period in 2014. The increase was due to higher maintenance reserve revenues generated for engines on short term leases.

Spare Parts Sales. Spare parts sales for the three months ended March 31, 2015 were $2.2 million compared to $0.4 million in the comparable period in 2014.  Spare parts sales for the three months ended March 31, 2015  increased due to the continued ramp up at Willis Aero which launched during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2015, we sold one engine and sold other related equipment generating a net gain of $0.7 million. During the three months ended March 31, 2014, we sold two engines and other related equipment generating a net gain of $0.2 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $0.8 million from $1.8 million for the comparable period in 2014 primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower revenue resulting from commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 12.7% to $17.7 million for the three months ended March 31, 2015 from $15.7 million in the comparable period in 2014, due to changes in estimates of useful lives and residual values on certain older engine types. As of July 1, 2014, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2015 change in depreciation estimate resulted in a $1.5 million increase in depreciation for the three months ended March 31, 2015. The net effect of the 2014 change in depreciation estimate is a reduction in net income of $0.8 million or $0.10 in diluted earnings per share for the three months ended March 31, 2015 over what net income would have otherwise been had the change in depreciation estimate not been made.

Cost of Spare Parts Sales. Cost of spare parts sales was $1.5 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.   Gross margin on parts sales in the first quarter were 31.2% compared to 18.7% from the corresponding prior period  due to the sale of higher margin spare parts this quarter.

Write-down of Equipment.   A write-down of equipment totaling $24,000 was recorded in the three months ended March 31, 2015 due to a management decision to consign an engine for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.  A write-down of equipment totaling $0.3 million was recorded in the three months ended March 31, 2014 due to a management decision to consign an engine for part out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 3.0% to $10.0 million for the three months ended March 31, 2015, from $9.7 million in the comparable period in 2014, due primarily to higher salary expense ($0.4 million), stock based compensation expense ($0.3 million), partially offset by lower legal fees ($0.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased by $0.3 million to $1.8 million for the three months ended March 31, 2015, from $1.5 million in the comparable period in 2014 due primarily to an increase in engine technical services expense due to a higher volume of engine returns.

Net Finance Costs. Net finance costs decreased 10.1% to $8.4 million for the three months ended March 31, 2015, from $9.4 million in the comparable period in 2014, due primarily to a gain on the extinguishment of debt of $1.2 million recorded during the three months ended March 31, 2015. The notes payable balance at March 31, 2015 and 2014, was $842.2 million and $767.1 million, respectively, an increase of 9.8%. As of March 31, 2015, $475.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.15% for the three months ended March 31, 2014 to an average of 0.17% for the three months ended March 31, 2015 (average of month-end rates). As of March 31, 2015 and 2014, one-month LIBOR was 0.18% and 0.15%, respectively.  To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. In the three months ended March 31, 2014,  $0.1 million were realized through the income statement as a decrease in interest expense as a result of the swap agreements.

Income Tax Expense. Income tax expense for the three months ended March 31, 2015 and 2014 was $1.4 million and $2.4 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 38.5% and 35.7%, respectively. It is more likely than not that the income from our investment in WMES will be in a liability position in 2015.  This resulted in the effective tax rate for the three months ended March 31, 2015 increasing.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $31.0 million and $5.0 million in the three-month periods ended March 31, 2015 and 2014, respectively, was derived from this activity. In these same time periods, $28.6 million and $25.5 million, respectively, was used to pay down related debt. Cash flow from operating activities was $20.6 million and $18.8 million in the three-month periods ended March 31, 2015 and 2014, respectively.

At March 31, 2015, $10.1 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $17.9 million and $7.9 million for the three-month periods ended March 31, 2015 and 2014, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 83%, by book value, of our assets were on lease at March 31, 2015 compared to 84% at March 31, 2014. The average utilization rate was 81% for the three months ended March 31, 2015 compared to 87% for the three months ended March 31, 2014.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2015, notes payable consists of loans totaling $842.2 million, payable over periods of approximately 2.5 to 9.3 years with interest rates varying between approximately 2.4% and 5.5%.

At March 31, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second

Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of March 31, 2015 and December 31, 2014,  $239.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.20 at December 31, 2014, the interest rate on this facility is one-month LIBOR plus 2.75% as of March 31, 2015. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 68 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022.    The legal final maturity of the Notes is September 15, 2037.

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

At March 31, 2015 and December 31, 2014, $346.9 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On March 25, 2015, we paid off the remaining balance of the two term notes, associated with the WOLF assets, of $23.1 million at a discount.  This transaction resulting in a $1.2 million gain recorded for the extinguishment of debt included in our statement of operations for the three months ended March 31, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. Interest is payable at a fixed rate of 2.83% for the initial five years of the loan and principal and interest is paid monthly. The loan provided 100% of the funding for the purchase of a corporate aircraft.  The balance outstanding on this loan is $12.6 million and $12.9 million as of March 31, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $14.1 million and $14.5 million as of March 31, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.6 million and $7.7 million as of March 31, 2015 and December 31, 2014, respectively.

One-month LIBOR was 0.18% and 0.17% at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2015, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $23.8 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2015:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$842,177	$23,769	$67,208	$511,052	$240,148
Interest payments under long-term debt obligations	175,129	34,446	64,839	47,319	28,525
Operating lease obligations	3,545	1,108	1,698	739	-
Purchase obligations	23,112	23,112	-	-	-
Total	$1,043,963	$82,435	$133,745	$559,110	$268,673

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2015 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made  a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $23.0 million, for delivery in 2015.  As of March 31, 2015, a non-refundable deposit paid related to this purchase commitment was $6.8 million.

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $1.9 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $0.1 million. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2015 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $49,000 and $17,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $55,000. We lease office space in Blagnac, France. The lease expires December 31, 2015 and the remaining lease commitment is approximately $12,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $25,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $66,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

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

Management of Interest Rate Exposure

At March 31, 2015, $475.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements decreased interest expense by zero and $0.1 million for the three-month periods ended March 31, 2015 and 2014, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2015, $475.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $4.8 million.

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

We are also exposed to currency devaluation risk. All of our leases require payment in U.S. dollars.    During the three months ended March 31, 2015, 94% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2015 and March 31, 2014.

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

Inherent Limitations on Controls

Management, including the CEO and interim CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2015 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2015 - January 31, 2015	—	$—	—	$77,970
February 1, 2015 - February 28, 2015	—	$—	—	$77,970
March 1, 2015 - March 31, 2015	38	$18.82	38	$77,932
Total	38	$18.82	38	$77,932

Item 5.Other Information

As previously disclosed in a Form 8-K filed on April 14, 2015, our Chief Financial Officer, Bradley S. Forsyth, is currently on short-term medical leave.  The Company has retained the temporary services of E. Payson Smith, who is serving as our interim Chief Financial Officer.  Mr. Smith has been a Partner at FLG Partners for the past eleven years, performing interim financial executive functions.  Mr. Smith is signing this 10-Q as he is currently performing the function of the Company's principal financial officer.

Item 6.Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on March 31, 2009).

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010, and (4) Amendment to Bylaws, dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed on August 9, 2013).

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

10.10

Loan and Aircraft Security Agreement dated September 30, 2012 between Banc of America Leasing & Capital, LLC and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.11 to our report on Form 10-Q filed on November 9, 2012).

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

11.1	Statement re Computation of Per Share Earnings.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 16, 2010).
21.1	Subsidiaries of the Registrant.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of E. Payson Smith, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 8, 2015

Willis Lease Finance Corporation

By:	/s/ E. Payson Smith
E. Payson Smith Interim Chief Financial Officer