Form 10-Q
period 2015-06-30
WILLIS LEASE FINANCE CORP
filed 2015-08-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value per share	8,346,425

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$16,172	$13,493
Restricted cash	50,686	51,258
Equipment held for operating lease, less accumulated depreciation of $294,842 and $281,087 at June 30, 2015 and December 31, 2014, respectively	1,063,950	1,066,448
Equipment held for sale	29,352	18,114
Spare parts inventory	19,006	18,593
Operating lease related receivable, net of allowances of $265 and $215 at June 30, 2015 and December 31, 2014, respectively	13,692	8,912
Investments	42,789	41,590
Property, equipment & furnishings, less accumulated depreciation of $10,150 and $9,420 at June 30, 2015 and December 31, 2014, respectively	20,828	17,955
Intangible assets, net	1,048	1,164
Other assets	24,704	24,099
Total assets	$1,282,227	$1,261,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$19,730	$21,614
Deferred income taxes	91,443	90,510
Notes payable	860,979	840,956
Maintenance reserves	67,770	66,474
Security deposits	19,359	20,869
Unearned lease revenue	5,018	4,342
Total liabilities	1,064,299	1,044,765

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,221,425 and 8,346,304 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	82	83
Paid-in capital in excess of par	41,338	42,076
Retained earnings	176,508	174,702
Total shareholders’ equity	217,928	216,861
Total liabilities and shareholders’ equity	$1,282,227	$1,261,626

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Lease rent revenue	$25,813	$24,801	$50,910	$51,701
Maintenance reserve revenue	10,477	14,560	24,625	28,590
Spare parts sales	2,866	1,643	5,017	2,061
Gain on sale of leased equipment	3,234	1,591	3,896	1,822
Other revenue	833	1,270	1,589	3,031
Total revenue	43,223	43,865	86,037	87,205

EXPENSES
Depreciation and amortization expense	17,668	15,735	35,373	31,445
Cost of spare parts sales	2,200	1,614	3,680	1,954
Write-down of equipment	3,058	2,183	3,082	2,478
General and administrative	9,112	9,261	19,084	18,947
Technical expense	2,434	2,370	4,266	3,890
Net finance costs:
Interest expense	9,860	9,396	19,427	18,755
Gain on debt extinguishment	—	—	(1,151)	—
Total net finance costs	9,860	9,396	18,276	18,755
Total expenses	44,332	40,559	83,761	77,469

Earnings (loss) from operations	(1,109)	3,306	2,276	9,736

Earnings from joint ventures	215	245	569	551

Income (loss) before income taxes	(894)	3,551	2,845	10,287
Income tax (expense) benefit	402	(1,337)	(1,039)	(3,742)
Net income (loss)	$(492)	$2,214	$1,806	$6,545

Basic earnings (loss) per common share:	$(0.06)	$0.28	$0.23	$0.82

Diluted earnings (loss) per common share:	$(0.06)	$0.27	$0.23	$0.80

Average common shares outstanding	7,841	7,976	7,845	7,946
Diluted average common shares outstanding	7,991	8,179	8,022	8,164

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(492)	$2,214	$1,806	$6,545

Other comprehensive loss:
Derivative instruments
Reclassification adjustment for gains included in net income	—	(124)	—	(249)
Net loss recognized in other comprehensive income	—	(124)	—	(249)
Tax benefit related to items of other comprehensive income	—	46	—	91
Other comprehensive loss	—	(78)	—	(158)
Total comprehensive income (loss)	$(492)	$2,136	$1,806	$6,387

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2015 and 2014

(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income	Earnings	Equity
Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	6,545	6,545

Unrealized loss from derivative instruments, net of tax benefit of $91	—	—	—	(158)	—	(158)

Shares repurchased	(60)	—	(1,214)	—	—	(1,214)

Shares issued under stock compensation plans	83	1	330	—	—	331

Cancellation of restricted stock units in satisfaction of withholding tax	(49)	(1)	(933)	—	—	(934)

Stock-based compensation, net of forfeitures	—	—	1,642	—	—	1,642

Balances at June 30, 2014	8,374	$84	$44,566	$167	$174,000	$218,817

Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,702	$216,861

Net income	—	—	—	—	1,806	1,806

Shares repurchased	(108)	(1)	(2,038)	—	—	(2,039)

Shares issued under stock compensation plans	26	1	84	—	—	85

Cancellation of restricted stock units in satisfaction of withholding tax	(43)	(1)	(861)	—	—	(862)

Stock-based compensation, net of forfeitures	—	—	1,947	—	—	1,947

Tax benefit on disqualified disposition of shares	—	—	130	—	—	130

Balances at June 30, 2015	8,221	$82	$41,338	$—	$176,508	$217,928

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,806	$6,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,373	31,445
Write-down of equipment	3,082	2,478
Stock-based compensation expenses	1,947	1,642
Amortization of deferred costs	2,127	2,042
Amortization of interest rate derivative cost	—	(249)
Allowances and provisions	50	9
Gain on sale of leased equipment	(3,896)	(1,822)
Gain on debt extinguishment	(1,151)	—
Income from joint ventures	(569)	(551)
Deferred income taxes	933	3,252
Changes in assets and liabilities:
Receivables	(4,830)	3,440
Spare parts inventory	(413)	(10,734)
Other assets	(2,722)	2,942
Accounts payable and accrued expenses	(3,473)	2,590
Restricted cash	2,341	(6,056)
Maintenance reserves	1,296	(2,232)
Security deposits	(464)	4
Unearned lease revenue	676	275
Net cash provided by operating activities	32,113	35,020

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	33,912	11,587
Restricted cash for investing activities	(15,906)	12,303
Capital contribution to joint ventures	(630)	—
Purchase of equipment held for operating lease and for sale	(74,764)	(21,724)
Purchase of property, equipment and furnishings	(3,617)	(201)
Net cash provided by (used in) investing activities	(61,005)	1,965

Cash flows from financing activities:
Proceeds from issuance of notes payable	118,700	10,000
Debt issuance cost	(13)	(4,837)
Interest bearing security deposits	(1,046)	3,035
Proceeds from shares issued under stock compensation plans	85	331
Cancellation of restricted stock units in satisfaction of withholding tax	(862)	(934)
Excess tax benefit from stock-based compensation	130	—
Repurchase of common stock	(2,039)	(1,214)
Principal payments on notes payable	(97,521)	(43,795)
Decrease in restricted cash	14,137	—
Net cash provided by (used in) financing activities	31,571	(37,414)
Increase (decrease) in cash and cash equivalents	2,679	(429)
Cash and cash equivalents at beginning of period	13,493	12,801

Cash and cash equivalents at end of period	$16,172	$12,372
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,675	$16,995
Income Taxes	$79	$119

Supplemental disclosures of non-cash investing activities:
During the six months ended June 30, 2015 and 2014, a liability of $822 and $802, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the six months ended June 30, 2015 and 2014, engines and equipment totaling $15,377 and $1,684, respectively, were transferred from Held for Operating Lease to Held for Sale but not sold.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of June 30, 2015 and December 31, 2014, and the results of our operations for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. The results of operations and cash flows for the period ended June 30, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015.

(b) Correction of Immaterial Errors – Consolidated Statements of Income:

During the second quarter of 2015, we identified errors in the Unaudited Consolidated Statements of Income for the three and six month periods ended June 30, 2014, and the Unaudited Consolidated Cash Flow Statement for the six month period ended June 30, 2014 related to the recorded amounts of Spare Parts Sales, Cost of Spare Parts Sales and Gain on Sale of Equipment.  During these periods, we inappropriately recorded spare parts on a net basis and the gross margin was recorded to Gain on Sale of Equipment.  We also recorded purchases and sales of spare parts in investing cash flows instead of operating cash flows.  There was no impact to net income for any period presented.

The associated reclassification entries within the Statements of Incomes were to increase Spare Parts Sales by $1.6 million and $2.1 million for the three and six month periods ended June 30, 2014, increase Cost of Spare Parts Sales by $1.6 million and $2.0 million, and decrease Gain on Sale of Leased Equipment by $29,000 and $0.1 million for the three and six month periods ended June 30, 2014 .  The impact to the cash flow statement was to understate cash flows provided by operations by $0.6 million and overstate cash flows provided by investing activities for the six month period ended June 30, 2014.

Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99).  Based on such evaluation, we have concluded that these corrections would not be material to any individual prior period nor did they have an effect on financial results.

(c) Fair Value Measurements:

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2015 and 2014, and the gains (losses) recorded during the six months ended June 30, 2015 and 2014 on those assets:

	Assets at Fair Value								Total Losses
	June 30, 2015				June 30, 2014				Six Months Ended June 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2015	2014
	(in thousands)								(in thousands)
Equipment held for sale	$15,757	$—	$6,211	$9,546	$3,586	$—	$—	$3,586	$(3,082)	$(2,478)
Total	$15,757	$—	$6,211	$9,546	$3,586	$—	$—	$3,586	$(3,082)	$(2,478)

At June 30, 2015, the Company used Level 2 inputs to measure the fair value of certain engines and equipment held for sale.  Due to the absence of quoted market prices of certain engines that were held for sale and not consigned to third parties, management used Level 3 inputs to measure fair value. The fair value of the assets held for sale categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at June 30, 2015 and June 30, 2014.

An impairment charge is recorded when the carrying value of the asset held for sale exceeds its fair value. Write-downs of equipment totaling $3.1 million  were recorded in the three and six months ended June 30, 2015 due to a management decision to consign two engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs of equipment totaling $2.2 million and $2.5 million were recorded in the three and six months ended June 30, 2014, respectively, due to a management decision to consign five engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out.

(d) Recent Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016. The unamortized debt issuance cost balances were $13.8 million and $15.5 million as of June 30, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

3.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $20.4 million capital contributions to WMES from 2011 through 2014 for the purchase of 21 engines from third parties, increasing the number of engines in the lease portfolio to 28. The Company made $0.6 million of capital contributions to WMES and recorded $0.6 million as a result of the Company’s share of WMES reported earnings during the six months ended June 30, 2015. The $29.0 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $25.4 million, which has been reduced by $0.8 million in distributions and increased further to $28.0 million as of June 30, 2015 as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has been reduced to $14.8 million as of June 30, 2015 as a result of the Company’s share of CASC Willis reported losses to date.

Six Months Ended June 30, 2015	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Capital contribution	630	—	630
Earnings (loss) from joint venture	644	(75)	569
Investment in joint ventures as of June 30, 2015	$27,946	$14,843	$42,789

4.  Long Term Debt

At June 30, 2015, notes payable consists of loans totaling $861.0 million, payable over periods of approximately 2.2 to 9.1 years with interest rates varying between approximately 2.4% and 5.5%.

At June 30, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of June 30, 2015 and December 31, 2014, $205.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.14 at March 31, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of June 30, 2015. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II are included on the Company’s balance sheet. The current portfolio of 65 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022.  The legal final maturity of the Notes is September 15, 2037.

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

At June 30, 2015 and December 31, 2014, $327.8 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of operations for the six months ended June 30, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $17.0 million and $12.9 million as of June 30, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.8 million and $14.5 million as of June 30, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.4 million and $7.7 million as of June 30, 2015 and December 31, 2014, respectively.

One-month LIBOR was 0.19% and 0.17% at June 30, 2015 and December 31, 2014, respectively.

The following is a summary of the aggregate maturities of notes payable at June 30, 2015:

Year	(in thousands)
2015	$11,679
2016	24,383
2017	31,548
2018	34,626
2019	519,788
Thereafter	238,955
$860,979

5.  Derivative Instruments

We have periodically held interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $508.8 million and $468.5 million of our borrowings at June 30, 2015 and December 31, 2014, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date was amortized into earnings over the term of the underlying borrowings. We recorded a $0.1 million and $0.2 million benefit to net finance costs during the three and six month periods ended June 30, 2014, respectively.

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

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and six month periods ended June 30, 2015 and 2014:

		Amount of Gain Recognized
		on Derivatives in the
		Statements of Income
	Location of Gain	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	Recognized on Derivatives in the	June 30,		June 30,
Hedging Relationships	Statements of Income	2015	2014	2015	2014
		(in thousands)
Interest rate contracts	Interest expense	$—	$(124)	$—	$(249)
Total		$—	$(124)	$—	$(249)

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and six month periods ended June 30, 2015 and 2014:

Location of Gain	Amount of Gain Reclassified from
Reclassified	Accumulated OCI into Income (Effective Portion)
from Accumulated OCI into	Three Months Ended			Six Months Ended
Income	June 30,			June 30,
(Effective Portion)	2015	2014		2015	2014
	(in thousands)			(in thousands)
Interest expense	$—	$124	$		$249
Total	$—	$124	S		$249

We hold interest rate derivative instruments from time to time to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $508.8 million of our borrowings at June 30, 2014 at variable rates. The last of our interest rate derivatives terminated on November 25, 2013, at which time the liabilities under derivative instruments decreased to nil.

The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur.

As of June 30, 2014, we had $0.2 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge.  This amount was reclassified into interest expense through December 2014, the remaining term of the associated debt.  For the quarters ended June 30, 2015 and June 30, 2014, interest expense was reduced by zero and $0.1 million respectively, as a result of this reclassification out of accumulated other comprehensive income.

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

6.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.    2,138,712 shares of restricted stock were granted under the 2007 Stock Incentive Plan by June 30, 2015. Of this amount, 135,368 shares of restricted stock were withheld or forfeited and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 796,656 shares which were available as of June 30, 2015 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the year ended December 31, 2014 and the six months ended June 30, 2015.

Shares
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 1 year)	16,440
Granted in 2015 (vesting over 4 years)	5,000
Vested in 2015	(142,481)
Restricted stock at June 30, 2015	404,315

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At June 30, 2015, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.7 years totals $4.6 million. At June 30, 2015, the intrinsic value of unvested restricted stock awards is $7.4 million. The 2007 Plan terminates on May 24, 2017.

In the six months ended June 30, 2015,  no options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of June 30, 2015, there are 49,000 stock options remaining under the 1996 Plan which have an intrinsic value of $0.5 million.

7.  Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2015 was ($0.4 million) and $1.0 million respectively.   Income tax expense for the three and six months ended June 30, 2014 was $1.3 million and $3.7 million respectively.  The effective tax rate for the three and six months ended June 30, 2015 was 45.0% and 36.5%, respectively.  The effective tax rate for the three and six months ended June 30, 2014 was 37.7% and 36.4%, respectively.

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

8.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2015 and December 31, 2014 was estimated to have a fair value of approximately $871.7 million and $847.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

9. Operating Segments

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended June 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,813	$—	$—	$25,813
Maintenance reserve revenue	10,477	—	—	10,477
Spare parts sales	—	2,866	—	2,866
Gain on sale of leased equipment	3,234	—	—	3,234
Other revenue	813	100	(80)	833
Total revenue	40,337	2,966	(80)	43,223

Expenses:
Depreciation and amortization expense	17,596	72	—	17,668
Cost of spare parts sales	—	2,200	—	2,200
General and administrative	8,390	722	—	9,112
Net finance costs	9,756	104	—	9,860
Other expense	5,492	—	—	5,492
Total expenses	41,234	3,098	—	44,332

Earnings (loss) from operations	$(897)	$(132)	$(80)	$(1,109)

	Leasing and
For the six months ended June 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$50,910	$—	$—	$50,910
Maintenance reserve revenue	24,625	—	—	24,625
Spare parts sales	—	5,017	—	5,017
Gain on sale of leased equipment	3,896	—	—	3,896
Other revenue	1,429	396	(236)	1,589
Total revenue	80,860	5,413	(236)	86,037

Expenses:
Depreciation and amortization expense	35,229	144	—	35,373
Cost of spare parts sales	—	3,680	—	3,680
General and administrative	17,729	1,355	—	19,084
Net finance costs	18,082	194	—	18,276
Other expense	7,348	—	—	7,348
Total expenses	78,388	5,373	—	83,761

Earnings from operations	$2,472	$40	$(236)	$2,276

(1) Represents revenue generated between our operating segments

	Leasing and
For the three months ended June 30, 2014	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$24,801	$—	$—	$24,801
Maintenance reserve revenue	14,560	—	—	14,560
Spare parts sales	—	1,643	—	1,643
Gain on sale of leased equipment	1,591	—	—	1,591
Other revenue	552	718	—	1,270
Total revenue	41,504	2,361	—	43,865

Expenses:
Depreciation and amortization expense	15,662	73	—	15,735
Cost of spare parts sales	—	1,614	—	1,614
General and administrative	8,644	617	—	9,261
Net finance costs	9,396	—	—	9,396
Other expense	4,553	—	—	4,553
Total expenses	38,255	2,304	—	40,559

Earnings from operations	$3,249	$57	$—	$3,306

	Leasing and
For the six months ended June 30, 2014	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$51,701	$—	$—	$51,701
Maintenance reserve revenue	28,590	—	—	28,590
Spare parts sales	—	2,061	—	2,061
Gain on sale of leased equipment	1,822	—	—	1,822
Other revenue	1,598	1,433	—	3,031
Total revenue	83,711	3,494	—	87,205

Expenses:
Depreciation and amortization expense	31,300	145	—	31,445
Cost of spare parts sales	—	1,954	—	1,954
General and administrative	17,666	1,281	—	18,947
Net finance costs	18,755	—	—	18,755
Other expense	6,368	—	—	6,368
Total expenses	74,089	3,380	—	77,469

Earnings from operations	$9,622	$114	$—	$9,736

Total assets as of June 30, 2015	$1,264,481	$17,746	$—	$1,282,227

Total assets as of December 31, 2014	$1,241,837	$19,789	$—	$1,261,626

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

Correction of Immaterial Errors – Consolidated Statements of Income

During the second quarter of 2015, we identified errors in the Unaudited Consolidated Statements of Income for the three and six month periods ended June 30, 2014, and the Unaudited Consolidated Cash Flow Statement for the six month period ended June 30, 2014 related to the recorded amounts of Spare Parts Sales, Cost of Spare Parts Sales and Gain on Sale of Equipment.  During these periods, we inappropriately recorded spare parts on a net basis and the gross margin was recorded to Gain on Sale of Equipment.  We also recorded purchases and sales of spare parts in investing cash flows instead of operating cash flows.  There was no impact to net income for any period presented.

The associated reclassification entries within the Statements of Incomes were to increase Spare Parts Sales by $1.6 million and $2.1 million for the three and six month periods ended June 30, 2014, increase Cost of Spare Parts Sales by $1.6 million and $2.0 million, and decrease Gain on Sale of Leased Equipment by $29,000 and $0.1 million for the three and six month periods ended June 30, 2014 .  The impact to the cash flow statement was to understate cash flows provided by operations by $0.6 million and overstate cash flows provided by investing activities for the six month period ended June 30, 2014.

Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99).  Based on such evaluation, we have concluded that these corrections would not be material to any individual prior period nor did they have an effect on financial results.

Results of Operations

Three months ended June 30, 2015, compared to the three months ended June 30, 2014:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2015 increased 4.1% to $25.8 million from the comparable period in 2014. This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease. The increase in average portfolio utilization was primarily the result of an increase in equipment on lease that occurred in the last month of the period.  The aggregate net book value of lease equipment at June 30, 2015 and 2014 was $1,064.0 million and $1,016.5 million, respectively, an increase of 4.7%. The average utilization for the three months ended June 30, 2015 and 2014 was 84% and 81%, respectively. At June 30, 2015 and 2014, approximately 87% and 82%, respectively, of equipment held for lease by book value was on lease.

During the three months ended June 30, 2015, we added $71.1 million of equipment and capitalized costs to the lease portfolio. During the three months ended June 30, 2014, we added $15.5 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2015 decreased 28.0% to $10.5 million from $14.6 million for the comparable period in 2014. The decrease was due to lower maintenance reserve revenues recognized related to the termination of long term leases in the three months ended June 30, 2015 than in the year ago period.

Spare Parts Sales. Spare parts sales for the three months ended June 30, 2015 were $2.9 million compared to $1.6 million in the comparable period in 2014 due to an increase in inventory acquisitions in late 2014 at Willis Aero which was launched during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2015, we sold six engines and  other related equipment generating a net gain of $3.2 million. During the three months ended June 30, 2014, we sold two engines and other related equipment generating a net gain of $1.6 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $0.8 million from $1.3 million for the comparable period in 2014 primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions recognized on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 12.3% to $17.7 million for the three months ended June 30, 2015 from $15.7 million in the comparable period in 2014, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2014 but did not affect the second quarter of 2014. As of July 1, 2014, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2014 change in depreciation estimate resulted in a $1.4 million increase in depreciation for the three months ended June 30, 2015. The net effect of the 2014 change in depreciation estimate is a reduction in net income of $0.8 million or $0.10 in diluted earnings per share for the three months ended June 30, 2015 over what net income would have otherwise been had the change in depreciation estimate not been made.

Cost of Spare Parts Sales. Cost of spare parts sales was $2.2 million for the three months ended June 30, 2015 compared to $1.6 million for the comparable period in 2014. Gross margin on parts sales for the three months ended June 30, 2015 quarter was 23.2% compared to 5.0% for the comparable period in 2014 due to a change in the inventory mix of parts sold in 2015.

Write-down of Equipment.   A write-down of equipment totaling $3.1 was recorded in the three months ended June 30, 2015 due to a management decision to consign an engine for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.  A write-down of equipment totaling $2.2 million was recorded in the three months ended June 30, 2014 due to a management decision to consign four engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses decreased 1.6% to $9.1 million for the three months ended June 30, 2015, from $9.3 million in the comparable period in 2014, due primarily to lower contingency bonus resulting from lower operating profits ($1.2 million) and lower legal fees ($0.3 million), partially offset by higher corporate aircraft expense ($0.8 million) and salary expense ($0.6 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 2.7% to $2.4 million for the three months ended June 30, 2015 compared to the year ago period. Engine maintenance costs decreased due to lower repair activity ($0.2 million) and was offset by higher engine freight costs ($0.1 million) and technical services expenses ($0.1 million).

Net Finance Costs. Net finance costs increased 4.9% to $9.9 million for the three months ended June 30, 2015, from $9.4 million in the comparable period in 2014, due primarily to higher average debt balances in the current quarter compared to the year ago period. The notes payable balance at June 30, 2015 and 2014, was $861.0 million and $753.8 million, respectively, an increase of 14.2%. As of June 30, 2015, $508.8 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.15% for the three months ended June 30, 2014 to an average of 0.18% for the three months ended June 30, 2015 (average of month-end rates). As of June 30, 2015 and 2014, one-month LIBOR was 0.19% and 0.16%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. For the three months ended June 30, 2014,  interest expense was reduced by $0.1 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense (benefit) for the three months ended June 30, 2015 and 2014 was ($0.4 million) and $1.3 million, respectively. The effective tax rate for the three months ended June 30, 2015 and 2014 was 45.0% and 37.7%, respectively.  The change in the effective tax rate was due to the pre-tax loss for the three months ended June 30, 2015.  The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2015 decreased 1.5% to $50.9 million from $51.7 million for the comparable period in 2014 primarily due to lower average portfolio utilization. The aggregate net book value of lease equipment at June 30, 2015 and 2014 was $1,064.0 million and $1,016.5 million, respectively, an increase of 4.7%. The average utilization for the six-month periods ended June 30, 2015 and 2014 was 82% and 84%, respectively. At June 30, 2015 and 2014, approximately 87% and 82%, respectively, of equipment held for lease by book value was on lease.

During the six months ended June 30, 2015, we added $73.8 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2014, we added $23.5 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2015 decreased 13.9% to $24.6 million from $28.6 million for the comparable period in 2014, primarily as a result of lower maintenance reserve revenues recognized related to the termination of long term leases in the current period compared to the year ago period.

Spare Parts Sales. Spare parts sales for the six months ended June 30, 2015 were $5.0 million compared to $2.1 million in the comparable period in 2014 due to an increase in inventory acquisitions in late 2014 at Willis Aero which was launched during the fourth quarter of 2013.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2015, we sold seven engines and other related equipment generating a net gain of $3.9 million. During the six months ended June 30, 2014, we sold five engines and other related equipment generating a net gain of $1.8 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $1.6 million from

$3.0 million for the comparable period in 2014 primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 12.5% to $35.4 million for the six months ended June 30, 2015 from the comparable period in 2014, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types that occurred in 2014 but did not affect the first six months of 2014. As of July 1, 2014, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2014 change in depreciation estimate resulted in a $2.9 million increase in depreciation for the six months ended June 30, 2015. The net effect of the 2014 change in depreciation estimate is a reduction in net income of $1.8 million or $0.23 in diluted earnings per share for the six months ended June 30, 2015 over what net income would have otherwise been had the change in depreciation estimate not been made.

Cost of Spare Parts Sales. Cost of spare parts sales was $3.7 million for the six months ended June 30, 2015 compared to $2.0 million for the comparable period in 2014. Gross margin on parts sales for the six months ended June 30, 2015 quarter was 26.6% compared to 5.2% for the comparable period in 2014 due to a change in the inventory mix of parts sold in 2015.

Write-down of Equipment. A write-down of equipment totaling $3.1 million was recorded in the six-month period ended June 30, 2015 due to a management decision to consign two engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A write-down of equipment totaling $2.5 million was recorded in the six-month period ended June 30, 2014 due to a management decision to consign five engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 0.7% to $19.1 million for the six months ended June 30, 2015, from the comparable period in 2014, due primarily to higher salary expense ($0.9 million), corporate aircraft expense ($0.9 million) and stock based compensation ($0.3 million), which was partially offset by lower contingency bonus ($1.2 million) resulting from lower operating profits and lower legal fees ($0.7 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased by $0.4 million to $4.3 million for the six months ended June 30, 2015, from $3.9 million in the comparable period in 2014 primarily due to an increase in technical services expense ($0.3 million) due to a higher volume of lease returns.

Net Finance Costs. Net finance costs decreased 2.6% to $18.3 million for the six months ended June 30, 2015, from the comparable period in 2014, due primarily to the recording of a gain on debt extinguishment of $1.2 million in the current period. Excluding the gain on debt extinguishment, interest costs increased 3.6% from the year ago period due to higher average debt balances in 2015. The notes payable balance at June 30, 2015 and 2014, was $861.0 million and $753.8 million, respectively, an increase of 14.2%. As of June 30, 2015, $508.8 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.15% for the six months ended June 30, 2014 to an average of 0.18% for the six months ended June 30, 2015 (average of month-end rates). At June 30, 2015 and 2014, one-month LIBOR was 0.19% and 0.16%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013.  For the six months ended June 30, 2014 interest expense was reduced by $0.2 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense for the six months ended June 30, 2015 and 2014 was $1.0 million and $3.7 million, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 36.5% and 36.4%, respectively.   The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016. The unamortized debt issuance discount balances were $13.8 million and $15.5 million as of June 30, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $118.7 million and $10.0 million in the six-month periods ended June 30, 2015 and 2014, respectively, was derived from this activity. In these same time periods, $97.5 million and $43.8 million, respectively, was used to pay down related debt. Cash flow from operating activities was $32.1 million and $35.0 million in the six-month periods ended June 30, 2015 and 2014, respectively.

At June 30, 2015, $11.3 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $74.8 million and $21.7 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 87%, by book value, of our assets were on lease at June 30, 2015 compared to 82% at June 30, 2014. The average utilization rate was 82% and 84% for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2015, notes payable consists of loans totaling $861.0 million, payable over periods of approximately 2.2 to 9.1 years with interest rates varying between approximately 2.4% and 5.5%.

At June 30, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of June 30, 2015 and December 31, 2014, $205.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.14 at March 31, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of June 30, 2015. Under the revolving credit facility, all subsidiaries except WEST II and WOLF jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 65 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022.  The legal final maturity of the Notes is September 15, 2037.

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

At June 30, 2015 and December 31, 2014, $327.8 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of operations for the six months ended June 30, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $17.0 million and $12.9 million as of June 30, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.8 million and $14.5 million as of June 30, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. The balance outstanding on this loan is $7.4 million and $7.7 million as of June 30, 2015 and December 31, 2014, respectively.

One-month LIBOR was 0.19% and 0.17% at June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2015, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $23.7 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2015:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$860,979	$23,676	$66,308	$544,180	$226,815
Interest payments under long-term debt obligations	167,393	34,668	65,195	43,112	24,418
Operating lease obligations	3,551	1,113	1,699	739	-
Total	$1,031,923	$59,457	$133,202	$588,031	$251,233

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at June 30, 2015 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $1.9 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2015, and the remaining lease commitment is approximately $52,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2015 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $32,000 and $15,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $35,000. We lease office space in Blagnac, France. The lease expires December 31, 2015 and the remaining lease commitment is approximately $8,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $15,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $45,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.3 million.

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

Management of Interest Rate Exposure

At June 30, 2015, $508.8 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. As of June 30, 2014, we had $0.2 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge. This amount was reclassified into interest expense through December 2014, the remaining term of the associated debt. The hedge accounting for these derivative instrument arrangements decreased net finance costs by zero and $0.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively. For further information see Note 5 to the unaudited consolidated financial statements.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2015, $508.8 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $5.1 million.

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

We are also exposed to currency devaluation risk. All of our leases require payment in U.S. dollars.    During the six months ended June 30, 2015, 92% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2015 and June 30, 2014.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the six months ended June 30, 2015 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2015 - January 31, 2015	—	$0.00	—	$77,970
February 1, 2015 - February 28, 2015	—	$0.00	—	$77,970
March 1, 2015 - March 31, 2015	38	$18.82	38	$77,932
April 1, 2015 - April 30, 2015	15	$19.10	15	$76,953
May 1, 2015 - May 31, 2015	42	$18.70	42	$76,164
June 1, 2015 - June 30, 2015	13	$18.71	13	$75,931
Total	108	$18.78	108	$75,931

Item 5.Other Information

As previously disclosed in a Form 8-K,  effective June 8, 2015, Bradley S. Forsyth, Chief Financial Officer, ended his short term disability leave and returned to the company full time.

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

Date: August 6, 2015

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth Senior Vice President Chief Financial Officer (Principal Accounting Officer)