Form 10-Q
period 2015-09-30
WILLIS LEASE FINANCE CORP
filed 2015-11-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 2, 2015
Common Stock, $0.01 par value per share	8,231,243

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$9,245	$13,493
Restricted cash	26,883	51,258
Equipment held for operating lease, less accumulated depreciation of $300,272 and $281,087 at September 30, 2015 and December 31, 2014, respectively	1,097,815	1,066,448
Equipment held for sale	21,054	18,114
Spare parts inventory	22,811	18,593
Operating lease related receivable, net of allowances of $397 and $215 at September 30, 2015 and December 31, 2014, respectively	16,576	8,912
Investments	41,740	41,590
Property, equipment & furnishings, less accumulated depreciation of $10,620 and $9,420 at September 30, 2015 and December 31, 2014, respectively	20,475	17,955
Intangible assets, net	990	1,164
Other assets	27,516	24,099
Total assets (1)	$1,285,105	$1,261,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,883	$21,614
Deferred income taxes	93,341	90,510
Notes payable	852,156	840,956
Maintenance reserves	69,789	66,474
Security deposits	25,973	20,869
Unearned lease revenue	5,115	4,342
Total liabilities (2)	1,065,257	1,044,765

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 8,280,605 and 8,346,304 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	83	83
Paid-in capital in excess of par	40,880	42,076
Retained earnings	179,085	174,702
Accumulated other comprehensive loss, net of income tax benefit of $104 at September 30, 2015	(200)	—
Total shareholders’ equity	219,848	216,861
Total liabilities and shareholders’ equity	$1,285,105	$1,261,626

(1) Total assets at September 30, 2015 and December 31, 2014 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $27,759 and $50,053; Equipment,
      $341,069 and $371,526; and Other, $21,052 and $11,271, respectively.

(2) Total liabilities at September 30, 2015 and December 31, 2014 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable,  $305,182 and $351,899, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Lease rent revenue	$28,083	$25,165	$78,993	$76,865
Maintenance reserve revenue	16,119	13,066	40,744	41,657
Spare parts and equipment sales	9,133	4,628	15,000	6,690
Gain on sale of leased equipment	3,804	1,891	7,700	3,713
Other revenue	619	769	1,978	3,800
Total revenue	57,758	45,519	144,415	132,725

EXPENSES
Depreciation and amortization expense	17,089	16,714	52,462	48,159
Cost of spare parts and equipment sales	5,919	4,218	10,219	6,173
Write-down of equipment	5,498	450	8,580	2,928
General and administrative	11,742	9,107	30,826	28,055
Technical expense	3,570	3,855	7,836	7,743
Net finance costs:
Interest expense	9,805	9,181	29,232	27,935
Gain on debt extinguishment	—	—	(1,151)	—
Total net finance costs	9,805	9,181	28,081	27,935
Total expenses	53,623	43,525	138,004	120,993

Earnings from operations	4,135	1,994	6,411	11,732

Earnings from joint ventures	558	269	1,127	819

Income before income taxes	4,693	2,263	7,538	12,551
Income tax expense	(2,116)	(1,284)	(3,155)	(5,026)
Net income	$2,577	$979	$4,383	$7,525

Basic earnings per common share:	$0.33	$0.12	$0.56	$0.95

Diluted earnings per common share:	$0.32	$0.12	$0.55	$0.92

Average common shares outstanding	7,839	7,938	7,843	7,943
Diluted average common shares outstanding	7,963	8,123	8,011	8,163

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$2,577	$979	$4,383	$7,525

Other comprehensive loss:
Currency translation adjustment	(304)	—	(304)	—
Derivative instruments
Reclassification adjustment for gains included in net income	—	(122)	—	(371)
Net loss recognized in other comprehensive income	(304)	(122)	(304)	(371)
Tax benefit related to items of other comprehensive income	104	45	104	135
Other comprehensive loss	(200)	(77)	(200)	(236)
Total comprehensive income	$2,377	$902	$4,183	$7,289

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine months Ended September 30, 2015 and 2014

(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income (Loss)	Earnings	Equity
Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	7,525	7,525

Unrealized loss from derivative instruments, net of tax benefit of $135	—	—	—	(236)	—	(236)

Shares repurchased	(187)	(2)	(4,005)	—	—	(4,007)

Shares issued under stock compensation plans	92	1	409	—	—	410

Cancellation of restricted stock units in satisfaction of withholding tax	(66)	(1)	(1,308)	—	—	(1,309)

Stock-based compensation, net of forfeitures	—	—	2,447	—	—	2,447

Balances at September 30, 2014	8,239	$82	$42,284	$89	$174,980	$217,435

Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,702	$216,861

Net income	—	—	—	—	4,383	4,383

Unrealized loss from currency translation adjustment, net of tax benefit of $104	—	—	—	(200)	—	(200)

Shares repurchased	(208)	(2)	(3,648)	—	—	(3,650)

Shares issued under stock compensation plans	207	3	516	—	—	519

Cancellation of restricted stock units in satisfaction of withholding tax	(64)	(1)	(1,100)	—	—	(1,101)

Stock-based compensation, net of forfeitures	—	—	2,961	—	—	2,961

Tax benefit on disqualified disposition of shares	—	—	75	—	—	75

Balances at September 30, 2015	8,281	$83	$40,880	$(200)	$179,085	$219,848

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,383	$7,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,462	48,159
Write-down of equipment	8,580	2,928
Stock-based compensation expenses	2,961	2,447
Amortization of deferred costs	3,254	3,207
Amortization of interest rate derivative cost	—	(371)
Allowances and provisions	181	(18)
Gain on sale of leased equipment	(7,700)	(3,713)
Gain on debt extinguishment	(1,151)	—
Income from joint ventures	(1,127)	(819)
Deferred income taxes	2,936	4,649
Changes in assets and liabilities:
Receivables	(7,845)	1,772
Spare parts inventory	1,843	(9,487)
Other assets	(1,221)	(7,877)
Accounts payable and accrued expenses	(7,740)	5,331
Restricted cash	10,238	(2,688)
Maintenance reserves	3,315	(4,037)
Security deposits	5,204	188
Unearned lease revenue	773	(503)
Net cash provided by operating activities	69,346	46,693

Cash flows from investing activities:
Proceeds from sale of equipment held for operating lease (net of selling expenses)	39,300	27,331
Restricted cash for investing activities	(11,222)	6,366
Capital contribution to joint ventures	(630)	(2,623)
Dividends received from joint ventures	1,304	500
Purchase of equipment held for operating lease and for sale	(132,157)	(34,767)
Purchase of property, equipment and furnishings	(3,734)	(13,784)
Net cash used in investing activities	(107,139)	(16,977)

Cash flows from financing activities:
Proceeds from issuance of notes payable	140,700	34,395
Debt issuance cost	(13)	(4,939)
Interest bearing security deposits	—	4,553
Proceeds from shares issued under stock compensation plans	519	410
Cancellation of restricted stock units in satisfaction of withholding tax	(1,101)	(1,309)
Excess tax benefit from stock-based compensation	75	—
Repurchase of common stock	(3,650)	(4,007)
Principal payments on notes payable	(128,344)	(60,779)
Decrease in restricted cash	25,359	—
Net cash provided by (used in) financing activities	33,545	(31,676)
Decrease in cash and cash equivalents	(4,248)	(1,960)
Cash and cash equivalents at beginning of period	13,493	12,801

Cash and cash equivalents at end of period	$9,245	$10,841
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$26,637	$25,120
Income Taxes	$99	$129

Supplemental disclosures of non-cash investing activities:
During the nine months ended September 30, 2015 and 2014, a liability of $3,260 and $295, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the nine months ended September 30, 2015 and 2014, engines and equipment totaling $19,441 and $1,456 respectively, were transferred from Held for Operating Lease to Held for Sale but not sold.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of September 30, 2015 and December 31, 2014, and the results of our operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. The results of operations and cash flows for the period ended September 30, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015.

(b)	Principals of Consolidation:

We evaluate all entities in which we have an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a variable interest entity we consolidate the financial statements of that entity if we are the primary beneficiary of the entities activities. If the entity is a voting interest entity we consolidate the entity when we have a majority of voting interests. All inter-company balances are eliminated upon consolidation.

(c) Correction of Immaterial Errors – Consolidated Statements of Income:

As previously disclosed, during the second quarter of 2015, we identified errors in the Unaudited Consolidated Statements of Income related to the recorded amounts of Spare Parts Sales, Cost of Spare Parts Sales and Gain on Sale of Equipment.  During the nine months ended September 30, 2014, we inappropriately recorded spare parts on a net basis and the gross margin was recorded to Gain on Sale of Equipment.  There was no impact to net income for any period presented.

The associated reclassification entries within the Statements of Income were to increase Spare Parts Sales  by $2.8 million and $4.2 million for the three and nine months ended September 30, 2014 and increase Cost of Spare Parts Sales by $2.8 million and $4.2 million for the three and nine months ended September 30, 2014.

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

(d) Fair Value Measurements:

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and 2014, and the gains (losses) recorded during the nine months ended September 30, 2015 and 2014 on those assets:

	Assets at Fair Value								Total Losses
	September 30, 2015				September 30, 2014				Nine Months Ended September 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2015	2014
	(in thousands)								(in thousands)
Equipment held for sale	$10,189	$—	$7,524	$2,665	$20,795	$—	$13,666	$7,129	$(8,580)	$(2,928)
Total	$10,189	$—	$7,524	$2,665	$20,795	$—	$13,666	$7,129	$(8,580)	$(2,928)

At September 30, 2015, the Company used Level 2 inputs to measure the fair value of certain engines and equipment held for sale.  Due to the absence of quoted market prices of certain engines that were held for sale and not consigned to third parties, management used Level 3 inputs to measure fair value. The fair value of the assets held for sale categorized as Level 3 were based on management’s estimate considering projected future sales proceeds at September 30, 2015 and September 30, 2014.

An impairment charge is recorded when the carrying value of the asset held for sale exceeds its fair value. Write-downs of equipment totaling $5.5 million were recorded in the nine months ended September 30, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. An additional asset write-down of $3.0 million was recorded in the nine months ended September 30, 2015 based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts. An asset write-down of $2.5 million was recorded in the nine months ended September 30, 2014 due to a management decision to consign five engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out and sale.  An additional asset write-down of $0.4 million was recorded in the nine months ended September 30,

2014, based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts.

(e) Reclassifications:

Reclassifications have been made to our consolidated financial statements for the prior 2015 periods to conform to classifications used during the three months ended September 30, 2015.

(f) Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at September 30, 2015. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(g) Recent Accounting Pronouncements:

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

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016.  The unamortized debt issuance cost balances were $13.4 million and $15.5 million as of September 30, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

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

3. Commitments, Contingencies, Guarantees and Indemnities

We have made purchase commitments to secure the purchase of seven engines and related equipment for a gross purchase price of $63.6 million, for delivery in 2015.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $21.0 million capital contributions to WMES from 2011 through 2015 for the purchase of 21 engines from third parties, increasing the number of engines in the lease portfolio to 28.  The $29.0 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $25.4 million, which has been reduced by $2.1 million in distributions and increased further to $27.1 million as of September 30, 2015 as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES. The Company made $0.6 million of capital contributions to WMES, received $1.3 million in distributions and recorded $1.1 million as a result of the Company’s share of WMES reported earnings during the nine months ended September 30, 2015.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has been reduced to $14.7 million as of September 30, 2015 as a result of a foreign currency translation adjustment of $0.3 million partially offset by the Company’s share of CASC Willis reported income to date of $0.1 million.

Nine Months Ended September 30, 2015	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Capital contribution	630	—	630
Earnings from joint venture	1,052	75	1,127
Distribution	(1,303)	—	(1,303)
Foreign currency translation adjustment	—	(304)	(304)
Investment in joint ventures as of September 30, 2015	$27,051	$14,689	$41,740

5.  Long Term Debt

At September 30, 2015, long-term debt consists of loans totaling $852.2 million, payable over periods of approximately 2.3 to 8.8 years with interest rates varying between approximately 2.4% and 5.5%.

At September 30, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of September 30, 2015 and December 31, 2014, $183.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.25 at June 30, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of September 30, 2015. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II are included on the Company’s balance sheet. The current portfolio of 63 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022.  The legal final maturity of the Notes is September 15, 2037.

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

At September 30, 2015 and December 31, 2014, $305.2 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of operations for the nine months ended September 30, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $16.5 million and $12.9 million as of September 30, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.4 million and $14.5 million as of September 30, 2015 and December 31, 2014, respectively.

On July 10, 2015,  we paid off the $7.4 million balance of a 5.50% fixed rate loan that was secured by one engine. The balance outstanding on this loan was $7.7 million as of December 31, 2014.

One-month LIBOR was 0.19% and 0.17% at September 30, 2015 and December 31, 2014, respectively.

The following is a summary of the aggregate maturities of our long-term debt at September 30, 2015:

Year	(in thousands)
2015	$5,472
2016	22,702
2017	23,718
2018	33,391
2019	540,529
Thereafter	226,344
$852,156

6.  Derivative Instruments

We have periodically held interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $530.4 million and $468.5 million of our borrowings at September 30, 2015 and December 31, 2014, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date was amortized into earnings over the term of the underlying borrowings. We recorded a $0.1 million and $0.4 million benefit to net finance costs during the three and nine month periods ended September 30, 2014, respectively.

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

Earnings Effects of Derivative Instruments on the Consolidated Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the three and nine month periods ended September 30, 2015 and 2014:

		Amount of Gain Recognized
		on Derivatives in the
		Statements of Income
	Location of Gain	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	Recognized on Derivatives in the	September 30,		September 30,
Hedging Relationships	Statements of Income	2015	2014	2015	2014
		(in thousands)
Interest rate contracts	Interest expense	$—	$(122)	$—	$(371)
Total		$—	$(122)	$—	$(371)

Our derivatives are designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the three and nine month periods ended September 30, 2015 and 2014:

Location of Gain	Amount of Gain Reclassified from
Reclassified	Accumulated OCI into Income (Effective Portion)
from Accumulated OCI into	Three Months Ended			Nine Months Ended
Income	September 30,			September 30,
(Effective Portion)	2015	2014		2015	2014
	(in thousands)			(in thousands)
Interest expense	$—	$122	$		$371
Total	$—	$122	S		$371

We hold interest rate derivative instruments from time to time to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $530.4 million of our borrowings at September 30, 2015 at variable rates. The last of our interest rate derivatives terminated on November 25, 2013, at which time the liabilities under derivative instruments decreased to nil.

The change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur.

As of September 30, 2014, we had $0.1 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge.  This amount was reclassified into interest expense through December 2014, the remaining term of the associated debt.  For the quarters ended September 30, 2015 and September 30, 2014, interest expense was reduced by zero and $0.1 million respectively, as a result of this reclassification out of accumulated other comprehensive income.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.    2,263,712 shares of restricted stock were granted under the 2007 Stock Incentive Plan by September 30, 2015. Of this amount, 135,368 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 671,656 shares which were available as of September 30, 2015 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants. The following table summarizes restricted stock activity during the year ended December 31, 2014 and the nine months ended September 30, 2015.

Shares
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 1 year)	16,440
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting over 3 years)	125,000
Vested in 2015	(187,856)
Restricted stock at September 30, 2015	483,940

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At September 30, 2015, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.9 years totals $5.8 million. At September 30, 2015, the intrinsic value of unvested restricted stock awards is $7.9 million. The 2007 Plan terminates on May 24, 2017.

In the nine months ended September 30, 2015,  49,000 stock options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised. As of September 30, 2015, there are no options remaining under the 1996 Plan. In the nine months ended September 30, 2014, 26,437 options under the 1996 Stock Options/Stock Issuance Plan (the 1996 Plan) were exercised.

8.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2015 was $2.1 million and $3.2 million, respectively.    Income tax expense for the three and nine months ended September 30, 2014 was $1.3 million and $5.0 million, respectively.  The effective tax rate for the three and nine months ended September 30, 2015 was 45.1% and 41.9%, respectively.  The effective tax rate for the three and nine months ended September 30, 2014 was 56.7% and 40.0%, respectively.  These increases were due to the impact of the IRS code 162(m) calculation for executive compensation for the three and nine months ended September 30, 2015.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of September 30, 2015 and December 31, 2014 was estimated to have a fair value of approximately $863.4 million and $847.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended September 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$28,083	$—	$—	$28,083
Maintenance reserve revenue	16,119	—	—	16,119
Spare parts and equipment sales	4,600	4,533	—	9,133
Gain on sale of leased equipment	3,804	—	—	3,804
Other revenue	597	135	(113)	619
Total revenue	53,203	4,668	(113)	57,758

Expenses:
Depreciation and amortization expense	17,022	67	—	17,089
Cost of spare parts and equipment sales	2,461	3,458	—	5,919
General and administrative	10,948	794	—	11,742
Net finance costs	9,707	98	—	9,805
Other expense	9,068	—	—	9,068
Total expenses	49,206	4,417	—	53,623

Earnings from operations	$3,997	$251	$(113)	$4,135

	Leasing and
For the nine months ended September 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$78,993	$—	$—	$78,993
Maintenance reserve revenue	40,744	—	—	40,744
Spare parts and equipment sales	5,450	9,550	—	15,000
Gain on sale of leased equipment	7,700	—	—	7,700
Other revenue	1,796	531	(349)	1,978
Total revenue	134,683	10,081	(349)	144,415

Expenses:
Depreciation and amortization expense	52,251	211	—	52,462
Cost of spare parts and equipment sales	3,081	7,138	—	10,219
General and administrative	28,751	2,075	—	30,826
Net finance costs	27,789	292	—	28,081
Other expense	16,416	—	—	16,416
Total expenses	128,288	9,716	—	138,004

Earnings from operations	$6,395	$365	$(349)	$6,411

(1) Represents revenue generated between our operating segments

	Leasing and
For the three months ended September 30, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,165	$—	$—	$25,165
Maintenance reserve revenue	13,066	—	—	13,066
Spare parts and equipment sales	—	4,628	—	4,628
Gain on sale of leased equipment	1,891	—	—	1,891
Other revenue	673	862	(766)	769
Total revenue	40,795	5,490	(766)	45,519

Expenses:
Depreciation and amortization expense	16,643	71	—	16,714
Cost of spare parts and equipment sales	—	4,218	—	4,218
General and administrative	8,405	702	—	9,107
Net finance costs	9,111	70	—	9,181
Other expense	4,305	—	—	4,305
Total expenses	38,464	5,061	—	43,525

Earnings from operations	$2,331	$429	$(766)	$1,994

	Leasing and
For the nine months ended September 30, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$76,865	$—	$—	$76,865
Maintenance reserve revenue	41,657	—	—	41,657
Spare parts and equipment sales	—	6,690	—	6,690
Gain on sale of leased equipment	3,713	—	—	3,713
Other revenue	2,908	2,295	(1,403)	3,800
Total revenue	125,143	8,985	(1,403)	132,725

Expenses:
Depreciation and amortization expense	47,943	216	—	48,159
Cost of spare parts and equipment sales	—	6,173	—	6,173
General and administrative	26,072	1,983	—	28,055
Net finance costs	27,807	128	—	27,935
Other expense	10,671	—	—	10,671
Total expenses	112,493	8,500	—	120,993

Earnings from operations	$12,650	$485	$(1,403)	$11,732

Total assets as of September 30, 2015	$1,262,748	$22,357	$—	$1,285,105

Total assets as of December 31, 2014	$1,241,837	$19,789	$—	$1,261,626

(1) Represents revenue generated between our
       operating segments

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

Correction of Immaterial Errors – Consolidated Statements of Income

As previously disclosed, during the second quarter of 2015, we identified errors in the Unaudited Consolidated Statements of Income related to the recorded amounts of Spare Parts Sales, Cost of Spare Parts Sales and Gain on Sale of Equipment.  During the nine months ended September 30, 2014, we inappropriately recorded spare parts on a net basis and the gross margin was recorded to Gain on Sale of Equipment.  There was no impact to net income for any period presented.

The associated reclassification entries within the Statements of Income were to increase Spare Parts Sales by $2.8 million and $4.2 million for the three and nine months ended September 30, 2014 and increase Cost of Spare Parts Sales by $2.8 million and $4.2 million for the three and nine months ended September 30, 2014.

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

Results of Operations

Three months ended September 30, 2015, compared to the three months ended September 30, 2014:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2015 increased 11.6% to $28.1 million from the comparable period in 2014. This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease. The aggregate net book value of lease equipment at September 30, 2015 and 2014 was $1,097.8 million and $1,006.3 million, respectively, an increase of 9.1%. The average utilization for the three months ended September 30, 2015 and 2014 was 91% and 82%, respectively. At September 30, 2015 and 2014, approximately 92% and 82%, respectively, of equipment held for lease by book value was on lease.

During the three months ended September 30, 2015, we added $54.1 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2014, we added $16.9 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2015 increased 23.4% to $16.1 million from $13.1 million for the comparable period in 2014. The increase was due to higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in the three months ended September 30, 2015 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended September 30, 2015 were $9.1 million compared to $4.6 million in the comparable period in 2014.  The increase was due to the sale of an airframe and other related equipment in the current period related to a recent aircraft purchase.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2015, we sold one engine and  other related equipment generating a net gain of $3.8 million. During the three months ended September 30, 2014, we sold two engines, exchanged one engine and sold other related equipment generating a net gain of $1.9 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $0.6 million from $0.8 million for the comparable period in 2014 primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions recognized on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 2.2% to $17.1 million for the three months ended September 30, 2015 from $16.7 million in the comparable period in 2014, due to growth in the lease portfolio.    As of July 1, 2015, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2015 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales was $5.9 million for the three months ended September 30, 2015 compared to $4.2 million for the comparable period in 2014. Gross margin on parts sales for the three months ended September 30, 2015 quarter was 23.7% compared to 8.9% for the comparable period in 2014 primarily due to a change in the mix of parts sold in 2015. Cost of equipment sales increased to $2.5 million in the current period from Nil a year ago due to the sale of an airframe and other related equipment in the current period related to a recent aircraft purchase.

Write-down of Equipment.   Write-down of equipment was $5.5 million and $0.4 million in the three months ended September 30, 2015 and 2014, respectively.  A write-down of equipment totaling $2.5 million was recorded in the three months ended September 30, 2015 due to a management decision to consign two engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds. A further write-down of equipment totaling $3.0 million was recorded in the three months ended September 30, 2015 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.  A write-down of equipment totaling $0.4 million was recorded in the three months ended September 30, 2014 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 28.9% to $11.7 million for the three months ended September 30, 2015, from $9.1 million in the comparable period in 2014, due primarily to higher contingency bonus resulting from higher operating profits ($1.3 million), higher corporate aircraft expense ($0.6 million), and higher salary and stock based compensation expense ($0.5 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 7.4% to $3.6 million for the three months ended September 30, 2015 compared to the year ago period due to reduced engine maintenance costs due to lower repair activity ($0.2 million) and lower technical services expenses ($0.1 million).

Net Finance Costs. Net finance costs increased 6.8% to $9.8 million for the three months ended September 30, 2015, from $9.2 million in the comparable period in 2014, due primarily to higher average debt balances in the current quarter compared to the year ago period. The notes payable balance at September 30, 2015 and 2014, was $852.2 million and $761.2 million, respectively, an increase of 11.9%. As of September 30, 2015, $530.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.15% for the three months ended September 30, 2014 to an average of 0.19% for the three months ended September 30, 2015 (average of month-end rates). As of September 30, 2015 and 2014, one-month LIBOR was 0.19% and 0.15%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. For the three months ended September 30, 2014,  interest expense was reduced by $0.1 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense for the three months ended September 30, 2015 and 2014 was $2.1 million and $1.3 million, respectively. The effective tax rate for the three months ended September 30, 2015 and 2014 was 45.1% and 56.7%, respectively.  This increase was due to the impact of the IRS code 162(m) calculation for executive compensation during the three months ended September 30, 2015.

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

Nine months ended September 30, 2015, compared to the nine months ended September 30, 2014:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2015 increased 2.8% to $79.0 million from $76.9 million for the comparable period in 2014.  This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease.  The higher amount of equipment on lease was partially offset by the timing of equipment purchases. The aggregate net book value of lease equipment at September 30, 2015 and 2014 was $1,097.8 million and $1,006.3 million, respectively, an increase of 9.1%. The average utilization for the nine-month periods ended September 30, 2015 and 2014 was 85% and 83%, respectively. At September 30, 2015 and 2014, approximately 92% and 82%, respectively, of equipment held for lease by book value was on lease.

During the nine months ended September 30, 2015, we added $124.8 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2014, we added $40.4 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2015 decreased 2.2% to $40.7 million from $41.7 million for the comparable period in 2014, primarily as a result of lower maintenance reserve revenues recognized related to the termination of long term leases in the current period compared to the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the nine months ended September 30, 2015 were $15.0 million compared to $6.7 million in the comparable period in 2014. The increase was due to the sale of an airframe and other related equipment in the current period related to a recent aircraft purchase as well as growth in spare parts sales due to an increase in inventory acquisitions in late 2014 at Willis Aero.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2015, we sold seven engines and other related equipment generating a net gain of $7.7 million. During the nine months ended September 30, 2014, we sold seven engines, exchanged two engines and sold other related equipment generating a net gain of $3.7 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue decreased to $2.0 million from $3.8 million for the comparable period in 2014 primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 8.9% to $52.5 million for the nine months ended September 30, 2015 from the comparable period in 2014, due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales was $10.2 million for the nine months ended September 30, 2015 compared to $6.2 million for the comparable period in 2014. Gross margin on spare parts sales for the nine months ended September 30, 2015 quarter was 25.3% compared to 7.7% for the comparable period in 2014 primarily due to a change in the mix of parts sold in 2015.  Cost of equipment sales increased to $3.1 million in the current period from Nil a year ago due to the sale of an airframe and other related equipment in the current period related to a recent aircraft purchase.

Write-down of Equipment. Write-down of equipment was $8.6 million and $2.9 million in the nine months ended September 30, 2015 and 2014, respectively. A write-down of equipment totaling $5.6 million was recorded in the nine month period ended September 30, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A further write-down of equipment totaling $3.0 million was recorded in the three months ended September 30, 2015 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed. A write-down of equipment totaling $2.5 million was recorded in the nine months ended September 30, 2014 due to a management decision to consign five engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. A further write-down of $0.4 million was recorded in the nine months ended September 30, 2014 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 9.9% to $30.8 million for the nine months ended September 30, 2015, from the comparable period in 2014, due primarily to increases in corporate aircraft expense ($1.5 million), salary expense ($1.2 million), and stock based compensation ($0.5 million), which was partially offset by lower legal expenses ($0.8 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased by $0.1 million to $7.8 million for the nine months ended September 30, 2015, from $7.7 million in the comparable period in 2014 primarily due to an increases in thrust lease program expense ($0.3 million) and technical services expense ($0.2 million), partially offset by lower engine maintenance expense ($0.3 million).

Net Finance Costs. Net finance costs increased 0.5% to $28.1 million for the nine months ended September 30, 2015, from the comparable period in 2014, due primarily to higher average debt balances in the current period compared to the year ago period partially offset by the recording of a gain on debt extinguishment of $1.2 million in the current period. The notes payable balance at September 30, 2015 and 2014, was $852.2 million and $761.2 million, respectively, an increase of 11.9%. As of September 30, 2015, $530.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.15% for the nine months ended September 30, 2014 to an average of 0.18% for the nine months ended September 30, 2015 (average of month-end rates). At September 30, 2015 and 2014, one-month LIBOR was 0.19% and 0.15%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013.  For the nine months ended September 30, 2014 interest expense was reduced by $0.4 million resulting from interest rate swaps.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2015 and 2014 was $3.2 million and $5.0 million, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 41.9% and 40.0%, respectively. This increase was due to the impact of the IRS code 162(m) calculation for executive compensation during the nine months ended September 30, 2015.

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

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016. The unamortized debt issuance discount balances were $13.4 million and $15.5 million as of September 30, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $140.7 million and $34.4 million in the nine-month periods ended September 30, 2015 and 2014, respectively, was derived from this activity. In these same time periods, $128.3 million and $60.8 million, respectively, was used to pay down related debt. Cash flow from operating activities was $69.3 million and $46.7 million in the nine-month periods ended September 30, 2015 and 2014, respectively.

At September 30, 2015, $4.5 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $132.2 million and $34.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 92%, by book value, of our assets were on lease at September 30, 2015 compared to 82% at September 30, 2014. The average utilization rate was 85% and 83% for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2015, long-term debt consists of loans totaling $852.2 million, payable over periods of approximately 2.3 to 8.8 years with interest rates varying between approximately 2.4% and 5.5%.

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

The assets and liabilities of WEST II are included on the Company’s balance sheet. The current portfolio of 63 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof.  The Notes are expected to be paid 10 years from the issuance date by September 17, 2022. The legal final maturity of the Notes is September 15, 2037.

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

At September 30, 2015 and December 31, 2014, $305.2 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

At September 30, 2015, we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of September 30, 2015 and December 31, 2014, $183.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.25 at June 30, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of September 30, 2015. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of operations for the nine months ended September 30, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $16.5 million and $12.9 million as of September 30, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.4 million and $14.5 million as of September 30, 2015 and December 31, 2014, respectively.

On July 10, 2015,  we paid off the $7.4 million balance of a  5.50% fixed rate loan that was secured by one engine. The balance outstanding on this loan was $7.7 million as of December 31, 2014.

One-month LIBOR was 0.19% and 0.17% at September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2015, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $22.4 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2015:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$852,156	$22,375	$57,060	$563,773	$208,948
Interest payments under long-term debt obligations	155,444	33,770	63,831	37,600	20,243
Operating lease obligations	3,050	1,044	1,692	314	-
Purchase obligations	63,570	63,570	-	-	-
Total	$1,074,220	$120,759	$122,583	$601,687	$229,191

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at September 30, 2015 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made purchase commitments to secure the purchase of seven engines and related equipment for a gross purchase price of $63.6 million, for delivery in 2015.

Our principal offices are located in Novato, California. We occupy space in Novato under a lease that covers approximately 20,534 square feet of office space and expires September 30, 2018. The remaining lease rental commitment is approximately $1.6 million. Equipment leasing, financing, sales and general administrative activities are conducted from the Novato location. We sub-lease office and warehouse space for our operations in San Diego, California. This lease expires October 31, 2016, and the remaining lease commitment is approximately $168,000. We lease office and warehouse space in Shanghai, China. The office lease expires December 31, 2015 and the warehouse lease expires July 31, 2017 and the remaining lease commitments are approximately $16,000 and $13,000, respectively. We lease office space in London, United Kingdom. The lease expires December 21, 2015 and the remaining lease commitment is approximately $35,000. We lease office space in Blagnac, France. The lease expires December 31, 2015 and the remaining lease commitment is approximately $4,000. We lease office space in Dublin, Ireland. The lease expires May 15, 2017 and the remaining lease commitment is approximately $13,000. We lease office space in Singapore. The lease expires October 31, 2015 and the remaining lease commitment is approximately $11,000. We lease office and warehouse space in Boynton Beach, Florida. The lease expires October 29, 2019 and the remaining lease commitment is approximately $1.2 million.

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

Management of Interest Rate Exposure

At September 30, 2015, $530.4 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. As of September 30, 2014, we had $0.1 million in accumulated other comprehensive income related to a previously held derivative instrument designated as a cash flow hedge. This amount was reclassified into interest expense through December 2014, the remaining term of the associated debt. The hedge accounting for these derivative instrument arrangements decreased net finance costs by zero and $0.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. For further information see Note 6 to the unaudited consolidated financial statements.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2015,  $530.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), annual interest expense would increase or decrease $5.3 million.

We previously hedged a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. In November 2013, the last of our interest rate swap agreements matured. For any interest rate swaps entered into in the future, we will be exposed to risk in the event of non-performance of the interest rate hedge counterparties. We anticipate that we may again hedge a portion of our floating rate debt in the future.

We are also exposed to currency devaluation risk. All of our leases require payment in U.S. dollars. During the nine months ended September 30, 2015, 92% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2015 and September 30, 2014.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the nine months ended September 30, 2015 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2015 - January 31, 2015	—	$0.00	—	$77,970
February 1, 2015 - February 28, 2015	—	$0.00	—	$77,970
March 1, 2015 - March 31, 2015	38	$18.82	38	$77,932
April 1, 2015 - April 30, 2015	15	$19.10	15	$76,953
May 1, 2015 - May 31, 2015	42	$18.70	42	$76,164
June 1, 2015 - June 30, 2015	13	$18.71	13	$75,931
July 1, 2015 - July 31, 2015	—	$0.00	—	$75,931
August 1, 2015 - August 31, 2015	43	$15.65	43	$75,264
September 1, 2015 - September 30, 2015	57	$16.63	57	$74,319
Total	208	$17.56	208	$74,319

Item 6.Exhibits

(a) Exhibits.

EXHIBITS

Exhibit Number	Description
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

Date: November 5, 2015

Willis Lease Finance Corporation

By:	/s/ Bradley S. Forsyth
Bradley S. Forsyth Senior Vice President Chief Financial Officer (Principal Accounting Officer)