Form 10-K
period 2015-12-31
WILLIS LEASE FINANCE CORP
filed 2016-03-11
CIK 1018164

Can’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $97.4 million (based on a closing sale price of $18.37 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 7,  2016 was 7,624,891.

The Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor of commercial aircraft engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft engines and managing those engines in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2015, we had a total lease portfolio consisting of 201 engines and related equipment, 10 aircraft and 5 spare parts packages with 85 lessees in 46 countries and an aggregate net book value of $1,122.9 million. As of December 31, 2015, we managed a total lease portfolio of 40 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties. In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

We are a Delaware corporation, incorporated in 1996. Our executive offices are located at 773 San Marin Drive, Suite 2215, Novato, California 94998. We transact business directly and through our subsidiaries unless otherwise indicated.

We maintain a website at www.willislease.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC also maintains an electronic Internet site that contains our reports, proxies and information statements, and other information at http://www.sec.gov.

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

THE WEST II SECURITIZATION

Willis Engine Securitization Trust II, or “WEST II”, is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST II in September 2012, when WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, together with our revolving credit facility, to pay off the prior Willis Engine Securitization Trust, or “WEST” notes totaling $435.9 million. At closing, the net book values of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes. The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 63 commercial jet aircraft engines and leases thereof secures the obligations of WEST II.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 22,000 aircraft as of 2014 and projects this will grow to approximately 44,000 aircraft by 2034. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2015, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2015, we had a total lease portfolio of 201 aircraft engines and related equipment, 5 spare parts packages, 10 aircraft and various parts and other engine-related equipment with a cost of $1,439.4 million in our lease portfolio.  As of December 31, 2014, we had a total lease portfolio of 207 aircraft engines and related equipment, 5 spare parts packages, 5 aircraft and various parts and other engine-related equipment with a cost of $1,347.5 million in our lease portfolio.

As of December 31, 2015, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2016	$74,133
2017	47,513
2018	35,467
2019	27,434
2020	21,914
Thereafter	24,689
$231,150

As of December 31, 2015, we had 85 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 46 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $27.3 million as of December 31, 2015.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, we made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture. The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owns a lease portfolio of 2 engines with a net book value of $39.5 million as of December 31, 2015. Our investment in the joint venture is $14.0 million as of December 31, 2015.

AIRCRAFT LEASING

As of December 31, 2015, we owned four Boeing 737 aircraft, four ATR72-202 turboprop, and two Embraer E-190LR aircraft with an aggregate net book value of $112.6 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero.  Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.    As of December 31, 2015, spare parts inventory had a carrying value of $20.5 million.

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

•

We have a diverse portfolio by customer, geography and engine type. As of December 31, 2015, we had a total lease portfolio consisting of 201 engines and related equipment, 10 aircraft and 5 spare parts packages with 85 lessees in 46 countries and an aggregate net book value of $1,122.9 million.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2015, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

We believe that the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight will continue to originate from the quality assurance departments of airline operators. We have been able to meet all such requirements to date, and believe that we will be able to meet any additional requirements that may be imposed. We cannot give assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on us.

GEOGRAPHIC AREAS IN WHICH WE OPERATE

Approximately 90% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2015, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2015, 2014 and 2013.  The country  that accounted for more than 10% of our lease rent revenue was the United States in each of 2014 and 2013.  No country accounted for more than 10% of our lease rent revenue in 2015. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2015		2014		2013
	Lease Rent		Lease Rent		Lease Rent
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
Europe	$43,577	41%	$37,990	37%	$37,788	$37%
Asia	31,534	29	21,796	21	21,407	21
South America	9,688	9	9,907	10	8,794	9
United States	9,177	8	11,880	12	14,258	14
Mexico	6,906	6	7,771	8	7,387	7
Canada	2,789	3	4,997	5	2,947	3
Middle East	2,223	2	4,143	4	6,547	6
Africa	1,972	2	3,264	3	2,609	3
Total	$107,866	100%	$101,748	100%	$101,737	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST II, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines.

EMPLOYEES

As of December 31, 2015, we had 104 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

ITEM 1A.RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, which are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•	general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•	demand for air travel and air cargo shipments;

•	increased competition;

•	changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•	concerns about security, terrorism, war, public health and political instability;

•	inclement weather and natural disasters, including but not limited to volcanic eruptions;

•	environmental compliance and other regulatory costs;

•	labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

•	aircraft fuel prices and availability;

•	technological developments;

•	maintenance costs;

•	airport access and air traffic control infrastructure constraints;

•	insurance and other operating costs incurred by commercial aircraft operators and MROs;

•	industry capacity, utilization and general market conditions; and

•	market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience:

•	a decrease in demand for some engine types in our portfolio;

•	greater credit risks from our customers, and a higher incidence of lessee defaults and corresponding repossessions;

•	an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations; and

•	shorter lease terms, which may increase our expenses and reduce our utilization rates.

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

We own the engines that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines. Upon termination of a lease, we seek to enter a new lease or to sell the engine. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines coming off-lease. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own four Boeing 737 aircraft, four ATR72-202 turboprop,  and two E-190LR aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines or related parts. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

•

we will be subject to the greater maintenance risks and risks of declines in value that apply to aircraft as opposed to engines, as well as the potentially greater risks of leasing or selling aircraft;

•	intense competition among manufacturers, lessors, part-out companies and sellers may, among other things, adversely affect the demand for, lease rates and residual values of our aircraft;

•

our aircraft lessees are aircraft operators engaged in economically sensitive, highly cyclical and competitive businesses and our results of operations from aircraft leasing depend, in part, on their financial strength (For more details, see the risk factor above entitled “We are affected by the risks faced by commercial aircraft operators and MROs because they are our customers”);

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

Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Thirty-four of our leases comprising approximately 20.2% of the net book value of our on-lease assets at December 31, 2015 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of the engines will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

The value and income producing potential of an engine depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine must be maintained in accordance with governmental and manufacturer specifications.

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

Due to a number of factors, including the risks described in this ITEM 1A, our operating results may fluctuate. These fluctuations may also be caused by:

•	the timing and number of purchases and sales of engines;

•	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

•	the termination or announced termination of production of particular aircraft and engine types;

•	the retirement or announced retirement of particular aircraft models by aircraft operators;

•	the operating history of any particular engine or engine model;

•	the length of our operating leases; and

•	the timing of necessary overhauls of engines and aircraft.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2015, we had an aggregate of approximately $5.3 million in lease rent and $2.9 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

Following the September 11, 2001 terrorist attacks and the global recession that began in 2008, the commercial aviation industry was negatively affected.  The airline industry recovered in the years thereafter and has returned to profitability with some carriers even posting record profits. However, we cannot give assurance that delinquencies and defaults on our leases will not increase during future cyclical downturns in the economy and commercial aviation industry.

Various airlines have filed for bankruptcy in the United States and in foreign jurisdictions, with some seeking to restructure their operations and others ceasing operations entirely. In the case of airlines which are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy laws often allow these airlines to terminate leases early and to return our engines without meeting the contractual return conditions. In that case, we may not be paid the full amount, or any part, of our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine, but under modified lease terms.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine and its records or, alternatively, to negotiate a settlement under which we can immediately recover the engine and its records in exchange for waiving subsequent legal claims.

We may not be able to repossess an engine when the lessee defaults, and even if we are able to repossess the engine, we may have to expend significant funds in the repossession, remarketing and leasing of the engine.

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

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees for compliance with OFAC’s rules.    Similarly, sanctions issued by the United Nations, the U.S. government, the European Union or other governments could prohibit or restrict us from doing business in certain countries or with certain persons, and we must monitor our operations and existing and potential lessees for compliance with such sanctions.

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those combating corruption.  For example, the U.S. Foreign Corrupt Practices Act (FCPA) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similar laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or sanctions. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

Civil aviation regulation

Users of engines and aircraft are subject to general civil aviation authorities, including the FAA and the EASA, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine and aircraft types or series of specific engines that must be implemented for the engine to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft or particular engine parts. Each lessee of an engine or aircraft generally is responsible for complying with all airworthiness directives. However, if the engine or aircraft is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine or aircraft is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

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

The United States and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the European Union launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators.  Concerns over global warming could result in more stringent limitations on the operation of older, non-compliant engines.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

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

While we maintain contingent insurance covering losses not covered by our lessees’ insurance, such coverage may not be available in circumstances where the lessees’ insurance coverage is insufficient. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. We are required under certain of our debt facilities to obtain political risk insurance for leases to lessees in specified jurisdictions. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.

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

We and our lenders generally are named as an additional insured on liability insurance policies carried by our lessees and are usually the loss payees for damage to our engines and aircraft. We have not experienced any significant aviation-related claims or any product liability claims related to our engines, aircraft or spare parts that were not insured. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or spare parts could result in significant monetary claims for which there may not be sufficient insurance coverage.

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

The relatively recent, well-publicized, worldwide disruptions in the credit and financial markets increase the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to fund our continued growth. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition and performance tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our capital stock if an event of default under such facilities has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR was approximately 0.43% and 0.17% on December 31, 2015 and December 31, 2014, respectively.

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

In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

For the year ended December 31, 2015,  92% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

When a debtor seeks protection under the United States Bankruptcy Code, creditors are automatically stayed from enforcing their rights. In the case of United States-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation and we can give no assurance that Section 1110 will protect our investment in aircraft or engines in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States and applicable foreign laws may not provide comparable protection.

Liens on our engines could exceed the value of the engines, which could negatively affect our ability to repossess, lease or sell a particular engine.

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to the engines. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine. Such liens may have priority over our interest as well as our creditors’ interest in the engines, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our engines. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess the engines.

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

Our primary competitors generally have significantly greater financial, personnel and other resources, as well as a physical presence in more locations, than we do. In addition, competing engine lessors may have lower costs of capital and may provide financial or technical services or other inducements to customers, including the ability to sell or lease aircraft, offer maintenance and repair services or provide other forms of financing that we do not provide. We cannot give assurance that we will be able to compete effectively or that competitive pressures will not adversely affect us.

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

Compliance with the regulatory requirements imposed on us as a public company results in significant costs that may have an adverse effect on our results.

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address the regulations. We have complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our annual assessment of internal controls over financial reporting. We complied with Section 404b of the Sarbanes-Oxley Act as of December 31, 2009,  and our independent registered public accounting firm has audited our internal controls over financial reporting. Such compliance requires us to incur additional costs on audit and consulting fees and requires additional management time that may adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2015, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,837,028 shares of our common stock, representing approximately 38% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

We are the servicer and administrative agent with respect to engines in the WEST II facility. We receive monthly fees of 11.5% as servicer and 2.0% as administrative agent of the aggregate net rents actually received by WEST II on its engines. We may be removed as servicer and administrative agent by the affirmative vote of a requisite number of holders of the WEST II facility notes upon the occurrence of certain specified events, including the following events, subject to WEST II following certain specified procedures and providing us certain cure rights as set forth in the servicing agreement:

•	We fail to perform the requisite services set forth in the servicing agreement or administrative agent agreement;

•	We fail to provide adequate insurance or otherwise materially and adversely affect the rights of WEST II;

•	We cease to be engaged in the aircraft engine leasing business;

•	We become subject to an insolvency or bankruptcy proceeding, either voluntarily or involuntarily; and

•

We fail to maintain the following financial covenant set forth in the Servicing Agreement: Maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization to interest ratio of 2.25-to-1.00

As of December 31, 2015, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST II, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2015.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 2, 2016 there were approximately 3,662 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2015 and 2014, as reported by NASDAQ, are set forth below:

	2015		2014
	High	Low	High	Low
First Quarter	$21.62	$17.96	$20.59	$16.32
Second Quarter	19.27	18.20	24.99	18.30
Third Quarter	18.50	15.21	24.83	20.52
Fourth Quarter	20.27	15.18	22.81	19.88

During the years ended December 31, 2015 and 2014, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation
	outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	19,912
2007 Stock Incentive Plan	—	n/a	671,656
Total	—	n/a	691,568

The 2007 Stock Incentive Plan was approved by shareholders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,263,712 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2015. Of this amount, 135,368 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 671,656 shares which were available as of December 31, 2015 for future issuance under the 2007 Stock Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years.  The Board of Directors reaffirmed the repurchase plan on April 21, 2015.  The repurchased shares are to be subsequently retired. During 2015, the Company repurchased 912,247 shares totaling $16.5 million under our authorized plan, which included the repurchase of 643,821 shares under a modified “Dutch auction” tender offer that was completed in December 2015. As of December 31, 2015, the total number of common shares outstanding was approximately 7.5 million.

On November 17, 2015, the Company announced the commencement of a modified "Dutch auction" tender offer to repurchase shares of its common stock at a price not less than $15.50 per share nor greater than $18.00 per share. The tender offer expired on December 16, 2015 resulting in the Company repurchasing 643,821 shares of the Company’s common stock at a purchase price of $18.00 per share, for an aggregate cost of approximately $11.6 million, excluding fees and expenses relating to the tender offer.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2015 were as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
October	51	$15.66	51	$73,516
November	9	15.99	9	73,368
December	644	18.00	644	61,779
Total	704	$17.80	704	$61,779

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$107,866	$101,748	$101,737	$94,591	$104,663
Maintenance reserve revenue	55,064	53,363	46,694	41,387	39,161
Spare parts and equipment sales	25,608	8,917	—	—	—
Gain on sale of leased equipment	8,354	5,753	5,675	5,499	11,110
Other revenue	2,718	4,506	4,306	6,613	1,719
Total revenue	$199,610	$174,287	$158,412	$148,090	$156,653

Net income	$7,356	$7,247	$15,626	$1,535	$14,508

Net income (loss) attributable to common shareholders	$7,356	$7,247	$15,626	$(3,793)	$11,380

Basic earnings (loss) per common share	$0.94	$0.92	$1.95	$(0.45)	$1.35
Diluted earnings (loss) per common share	$0.92	$0.89	$1.89	$(0.45)	$1.28
Balance Sheet Data:
Total assets	$1,308,577	$1,261,626	$1,199,229	$1,078,715	$1,133,205
Debt	$878,684	$840,956	$787,614	$696,988	$718,134
Shareholders’ equity	$210,332	$216,861	$212,605	$199,163	$236,271

Lease Portfolio:
Engines at end of the period	201	207	202	184	194
Aircraft at end of the period	10	5	4	7	13
Spare parts packages at the end of the period	5	5	5	4	3

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

General. Our core business is acquiring and leasing commercial aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2015, all of our leases were operating leases. As of December 31, 2015, we had 85 lessees in 46 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2015, our lease portfolio consisted of 201 engines and related equipment, 10 aircraft and 5 spare engine parts packages with an aggregate net book value of $1,122.9 million. As of December 31, 2015, we also managed 40 engines and related equipment on behalf of other parties.    In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 28 engines with a net book value of $251.7 million at December 31, 2015.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, we made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.  CASC Willis owns a lease portfolio of 2 engines with a net book value of $39.5 million as of December 31, 2015. Our investment in the joint venture is $14.0 million as of December 31, 2015.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2015 all of our engine leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. Spare parts packages are generally depreciated on a straight-line basis over 14-15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2015, 52 engines and 5 aircraft having a net book value of $129.6 million were depreciated under this policy with estimated useful lives ranging from 3 to 78 months.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/ demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, we evaluate the carrying value of all assets in our lease portfolio to determine if any impairment exists, by performing an undiscounted cash flow test for each asset.

Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, we write the asset down to its fair value. When evaluating for impairment, we group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our portfolio, this is at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.

We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•

Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. We rely on leading accredited third-party appraisers for independent appraisals of current fair value.  These appraisers are engine/ aircraft experts and rely on current data from airlines, engine manufacturers and Maintenance, Repair and Overhaul (“MRO”) providers as well as specific market sales and repair cost data in generating their appraisals.

•

Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/ aircraft model.

If the undiscounted forecasted cash flows and fair value of our long-lived assets decrease in the future we may incur impairment charges.

Management continuously monitors the aviation industry and evaluates any trends, events or uncertainties involving airlines, individual aircraft and engine models, as well as the engine leasing and sale market which would materially affect the methodology or assumptions employed by WLFC. We do not consider there to be any trends, events or uncertainties that currently exist or that are reasonably likely to occur that would materially affect our methodology or assumptions. However, should any arise, we will adjust our methodology and our disclosure accordingly.

Spare parts inventory is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

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

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Revenue is summarized as follows:

	Years Ended December 31,
	2015		2014
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$107,866	54.0%	$101,748	58.4%
Maintenance reserve revenue	55,064	27.6%	53,363	30.6%
Spare parts and equipment sales	25,608	12.8%	8,917	5.1%
Gain on sale of leased equipment	8,354	4.2%	5,753	3.3%
Other revenue	2,718	1.4%	4,506	2.6%
Total revenue	$199,610	100.0%	$174,287	100.0%

Lease Rent Revenue.  Our lease rent revenue for the year ended December 31, 2015 increased by 6.0% over the comparable period in 2014.  This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease.   The aggregate of net book value of equipment held for lease at December 31, 2015 and 2014, was $1,122.9 million and $1,066.4 million, respectively, an increase of 5.3%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. As of December 31, 2015 and 2014, approximately 90% and 79%, respectively, of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2014 was 87% compared to 83% in the prior year. During the year ended December 31, 2015,  12 engines and 6 aircraft were added to our lease portfolio at a total cost of $172.7 million (including capitalized costs). During the year ended December 31, 2014,  21 engines and one aircraft were added to our lease portfolio at a total cost of $137.4 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2015 increased 3.2% to $55.1 million from $53.4 million for the comparable period in 2014.  The increase was due to higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in 2015 compared to 2014.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2015 was $25.6 million compared to $8.9 million in 2014.  The increase was due to the sale of two airframes and other related equipment in the current period related to recent aircraft purchases as well as growth in spare parts sales due to an increase in inventory acquisitions in late 2014 at Willis Aero.

Gain on Sale of Leased Equipment. During the year ended December 31, 2015, we sold 8 engines and sold various engine-related equipment from the lease portfolio for a net gain of $8.4 million. During the year ended December 31, 2014,  we sold 7 engines, exchanged 2 engines and sold various engine-related equipment from the lease portfolio for a net gain of $5.8 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. Other revenue decreased $1.8 million from the prior year primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.1 million or 6.3% to $69.6 million for the year ended December 31, 2015, from the comparable period in 2014 due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2015 was $17.9 million an increase of 139.0% from the comparable period in 2014.  Gross margin on spare parts sales for 2015 was 22.4% compared to 16.2% for 2014 primarily due to a change in the mix of parts sold in 2015.  Cost of equipment sales increased to $5.7 million in 2015 from Nil in 2014 due to the sale two airframes and other related equipment in 2015 related to recent aircraft purchases.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $9.2 million for the year ended December 31, 2015, an increase of $3.6 million from the $5.6 million recorded in the comparable period in 2014. A write-down of equipment totaling $5.5 million was recorded in the year ended December 31, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $0.6 million for the year ended December 31, 2015 due to an adjustment of carrying values for certain impaired parts packages within the portfolio to reflect estimated market values. A further write-down of $2.8 million was recorded in the year ended December 31, 2015 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.  An additional write-down of $0.3 million was recorded in the year ended December 31, 2015 based on a comparison of the inventory values with the revised net proceeds expected from part sales.

A write-down of equipment totaling $5.6 million was recorded in the year ended December 31, 2014. This amount includes a write-down of equipment totaling $2.6 million due to a management decision to consign six engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $2.4 million for the year ended December 31, 2014, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A further write-down of $0.6 million was recorded in the year ended December 31, 2014 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 19.2% to $42.7 million for the year ended December 31, 2015, from the comparable period in 2014 due primarily to increases in contingency bonus ($2.5 million) resulting from improved operating results (pre-tax earnings and utilization) as well as increases in salary expense ($1.6 million), corporate aircraft expense ($1.4 million), bad debt expense ($0.7 million), stock based compensation ($0.6 million) and other selling expenses ($0.5 million), which was partially offset by lower legal expenses ($0.7 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 23.8% to $9.4 million for the year ended December 31, 2015, from the comparable period in 2014 due primarily to a decrease in engine maintenance costs due to lower engine repair activity  ($3.6 million) and decreased engine storage fees ($0.2 million), which was partially offset by higher thrust rental fees due to an increase in the number of engines operated at higher thrust levels under the CFM thrust rental program ($0.5 million) and increased third party technical service fees ($0.3 million).

Net Finance Costs.  Net finance costs include interest expense and gain on debt extinguishment. Net finance costs increased 2.2% to $37.9 million for 2015, from the comparable period in 2014, due primarily to higher average debt balances in the current period compared to the year ago period partially offset by the recording of a gain on debt extinguishment of $1.2 million in the current period.  The average notes payable balances for the years ended December 31, 2015 and 2014 were $878.7 million and $769.2 million, respectively, an increase of 14.2%.  As of December 31, 2015, $562.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.16% for 2014 to an average of 0.21% for 2015 (average of month-end rates). At December 31, 2015 and 2014, one-month LIBOR was 0.43% and 0.17%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013.  For 2014, interest expense was reduced by $0.5 million resulting from interest rate swaps.

Income Taxes. Income tax expense for the year ended December 31, 2015,  increased to $6.8 million from $4.6 million for the comparable period in 2014.  The effective tax rate for the years ended December 31, 2015 and December 31, 2014 were 48.0% and 38.8%, respectively.  This increase was primarily due to the impact of state and foreign taxes and the IRS code 162(m) calculation for executive compensation during the year ended December 31, 2015.     Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenue is summarized as follows:

	Years Ended December 31,
	2014		2013
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$101,748	58.4%	$101,737	64.2%
Maintenance reserve revenue	53,363	30.6%	46,694	29.5%
Spare parts and equipment sales	8,917	5.1%	—	—%
Gain on sale of leased equipment	5,753	3.3%	5,675	3.6%
Other revenue	4,506	2.6%	4,306	2.7%
Total revenue	$174,287	100.0%	$158,412	100.0%

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

Spare Parts and Equipment Sales. Spare parts sales and equipment for the year ended December 31, 2014 was $8.9 million.  During the third quarter of 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold by our engine part sales subsidiary, Willis Aero as separate line items in our consolidated income statement.  Spare parts sales for the year ended December 31, 2013 were zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

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

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2014 was $7.5 million.  During 2014, we began recording spare parts sales and cost of spare parts sales for the inventory sold by our engine part sales subsidiary, Willis Aero, as separate line items in our consolidated income statement.  Cost of spare parts sales for the year ended December 31, 2013 was zero due to the launch of our engine part sales subsidiary, Willis Aero, during the fourth quarter of 2013.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $5.6 million for the year ended December 31, 2014, a decrease of $0.9 million from the $6.5 million recorded in the comparable period in 2013. A write-down of equipment totaling $2.6 million was recorded in the year ended December  31, 2014 due to a management decision to consign six engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $2.4 million for the year ended December 31, 2014, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A further write-down of $0.6 million was recorded in the year ended December 31, 2014 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed. A write-down of $3.7 million was recorded in the year ended December 31, 2013 due to a management decision to consign four engines for part out and sale, in which the assets’ net book value exceeds the estimated proceeds from part-out. A further write-down of $2.8 million was recorded in the year ended December 31, 2013 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 5.9% to $35.9 million for the year ended December 31, 2014, from the comparable period in 2013 due primarily to increases in employment related costs ($1.3 million), corporate aircraft expenses ($0.6 million),  travel and entertainment expenses ($0.5 million), and accounting services ($0.3 million), which was partially offset by decreased legal fees ($0.4 million).

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

Net Finance Costs.  Net finance costs include interest expense. Interest expense decreased 4.3% to $37.1 million for the year ended December 31, 2014, from the comparable period in 2013, due primarily to $1.5 million of interest expense recorded a year ago related to interest rate swaps in place for much of 2013, which terminated in November 2013. As of December 31, 2014, $468.5 million of our debt is tied to one-month U.S. dollar LIBOR which was 0.16% and 0.19% for the years ended December 31, 2014 and 2013 (average of month-end rates), respectively. At December 31, 2014 and 2013, one-month LIBOR was 0.17%. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. The last of our interest rate swap agreements matured in November 2013. In 2014 and 2013, ($0.5 million) and $1.5 million were realized through the income statement as an (decrease) increase in interest expense, respectively, as a result of the swap agreements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016.  The unamortized debt issuance cost balances were $12.6 million and $15.5 million as of December 31, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $192.7 million, $154.4 million and $130.0 million, in the years ended December 31, 2015, 2014, and 2013, respectively, was derived from this activity. In these same time periods $153.8 million, $101.1 million and $70.9 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $109.1 million, $62.7 million and $80.3 million in the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, $4.1 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $183.6 million, $128.1 million and $136.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

On February 27, 2013, we entered into a transaction to purchase and lease back a total of 19 aircraft engines with SAS Group subsidiary Scandinavian Airlines (“SAS”) for $119.5 million. We purchased 11 of the engines for $65.0 million and our joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”) purchased the remaining 8 engines for $54.5 million. We funded our portion of this transaction with available funds from our revolving credit facility. As part of this transaction, we made a $5.5 million capital contribution to WMES to support its purchase of the 8 SAS engines.  During the remainder of 2013, we made additional capital contributions of $5.7 million to our investment in WMES.  During 2014, we made capital contributions of $2.6 million to our investment in WMES.  During 2015, we made $0.6 million of capital contributions to our investment in WMES and received $1.3 million in distributions.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, we made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 90% and 79%, by book value, of our assets were on-lease as of December 31, 2015 and December 31, 2014, respectively. The average utilization rate for the year ended December 31, 2015 was 87% compared to 83% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2015, notes payable consists of loans totaling $878.7 million payable over periods of approximately 2.6 years to 8.6 years with interest rates varying between approximately 2.5% and 5.5%.  Substantially all of our assets are pledged to secure our obligations to creditors. Our significant debt instruments are discussed below:

At December 31, 2015, we had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of December 31, 2015 and December 31, 2014, $151.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.46 at December 31, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of December 31, 2015. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of   commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes’ repayment may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

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

At December 31, 2015 and 2014, $300.5 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. With this acquisition, WOLF is consolidated for financial statement presentation purposes. We recorded the WOLF assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor. The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million, which is comprised of $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations related to the WOLF assets have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

Two term notes with an original principal amount of $36.0 million, with a balance outstanding of $24.0 million as of December 31, 2014, are included in Notes payable. The two term notes are non-recourse, have a maturity date of May 2017 and interest is payable at one-month LIBOR plus 4.0%. On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount. This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of income for the year ended December 31, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $16.1 million and $12.9 million as of December 31, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.1 million and $14.5 million as of December 31, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. On July 10, 2015, we paid off the $7.4 million loan balance. The balance outstanding on this loan was $7.7 million as of December 31, 2014.

One-month LIBOR was 0.43% and 0.17% as of December 31, 2015 and December 31, 2014, respectively.

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

At December 31, 2015, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2015, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $22.7 million of our debt is repayable during 2016.  Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2015:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$878,684	$22,702	$57,109	$595,656	$203,217
Interest payments under long-term debt obligations	155,540	35,963	68,095	34,024	17,458
Operating lease obligations	2,973	1,202	1,529	242	—
Purchase obligations	31,584	31,584	—	—	—
Total	$1,068,781	$91,451	$126,733	$629,922	$220,675

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2015 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We have made a purchase commitment to secure the purchase of four engines and related equipment for a gross purchase price of $31.6 million, for delivery in 2016.

The following table lists our properties and their remaining lease commitments:

		Lease	Remaining Lease
Location	Property Type	Expiration	Commitment
			(in thousands)
Novato, California	Principal Office	09/30/18	$1,445
Boynton Beach, Florida	Warehouse and office	10/29/19	1,112
San Diego, California	Warehouse and office	10/31/16	141
Singapore	Office	12/31/16	112
Shanghai, China	Office	12/31/16	65
Shanghai, China	Warehouse	07/31/17	11
Dublin, Ireland	Office	05/31/17	44
London, United Kingdom	Office	07/31/16	27
Blagnac, France	Office	12/31/16	16
Total			$2,973

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2016. A decline in the level of internally generated funds, such as could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We are discussing additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2015, $562.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The last of our interest rate derivatives terminated on November 25, 2013, at which time the liabilities under derivative instruments decreased to nil. The hedge accounting for these derivative instrument arrangements (decreased)/ increased interest expense by Nil, ($0.5 million) and $1.5 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Related Party Transactions

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.7 million, $2.0 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the servicing of engines for the WMES lease portfolio.

Prior to 2014, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million in the year ended December 31, 2013. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in 2013 revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. Prior to 2014, the Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements was $22,200 for the year ended December 31, 2013.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2015, $562.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $5.6 million (in 2014, $4.7 million).

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2015, 2014, and 2013, respectively, 92%,  88% and 86% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 46.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and Interim CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2015, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 48.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

As previously disclosed in a Form 8-K filed on November 13, 2015, our President, Donald A. Nunemaker, announced his decision to retire as President of the Company, effective March 31, 2016 or shortly thereafter.  Following a professionally conducted search, the Company has decided to promote its current Chief Investment Officer, Brian R. Hole, to the office of President commencing on April 1, 2016.

As previously disclosed in a Form 8-K filed on January 25, 2016, our Chief Financial Officer, Bradley S. Forsyth, announced his resignation from the Company effective as of February 18, 2016.  While searching for a permanent replacement, the Company has retained the temporary services of Ernest J. Furtado, who is serving as our Interim Chief Financial Officer.  Mr. Furtado recently retired fromTextainer Group Holdings Limited, where he had served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary.  Mr. Furtado is signing this Form 10-K as he is currently performing the function of the Company's principal financial officer.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2015	2014
Audit fees	$1,095,997	$926,654
Audit-related fees	132,635	272,142
Tax fees	43,640	72,256
Total	$1,272,272	$1,271,052

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 46.

(a) (2) Financial Statement Schedule

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 80.

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

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010).
10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).
10.3	Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2015 Annual Meeting of Stockholders filed on April 28, 2015).
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

10.17	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
10.18	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
11.1	Statement re Computation of Per Share Earnings.
12.1	Statement re Computation of Ratios.
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ernest J. Furtado, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholder’s Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and the redacted material has been filed separately with the Commission.

(d)Financial Statements

Financial Statements are submitted as a separate section of this report beginning on page 46.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 10, 2016

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 10, 2016	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 10, 2016	Interim Chief Financial Officer	/s/ ERNEST J. FURTADO
	(Principal Finance and Accounting Officer)	Ernest J. Furtado

Date: March 10, 2016	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 10, 2016	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 10, 2016	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 10, 2016	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willis Lease Finance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2015  and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 10, 2016

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$9,732	$13,493
Restricted cash	33,026	51,258
Equipment held for operating lease, less accumulated depreciation of $316,532 and $281,087 at December 31, 2015 and 2014, respectively	1,122,859	1,066,448
Equipment held for sale	23,454	18,114
Operating lease related receivables, net of allowances of $912 and $215 at December 31, 2015 and 2014, respectively	14,072	8,912
Spare parts inventory	20,526	18,593
Investments	41,295	41,590
Property, equipment & furnishings, less accumulated depreciation of $11,102 and $9,420 at December 31, 2015 and 2014, respectively	20,247	17,955
Intangible assets, net	932	1,164
Other assets	22,434	24,099
Total assets (1)	$1,308,577	$1,261,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,665	$21,614
Deferred income taxes	96,742	90,510
Notes payable	878,684	840,956
Maintenance reserves	71,054	66,474
Security deposits	25,010	20,869
Unearned lease revenue	5,090	4,342
Total liabilities (2)	1,098,245	1,044,765

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 7,548,395 and 8,346,304 shares issued and outstanding at December 31, 2015 and 2014, respectively)	75	83
Paid-in capital in excess of par	28,720	42,076
Retained earnings	182,058	174,702
Accumulated other comprehensive loss, net of income tax benefit of $275	(521)	—
Total shareholders’ equity	210,332	216,861
Total liabilities and shareholders’ equity	$1,308,577	$1,261,626

(1) Total assets at December 31, 2015 and December 31, 2014 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $33,776 and $50,053; Equipment,

      $335,327 and $371,526; and Other, $11,490 and $11,095, respectively.

(2) Total liabilities at December 31, 2015 and December 31, 2014 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $300,467 and $351,899, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
REVENUE
Lease rent revenue	$107,866	$101,748	$101,737
Maintenance reserve revenue	55,064	53,363	46,694
Spare parts and equipment sales	25,608	8,917	—
Gain on sale of leased equipment	8,354	5,753	5,675
Other revenue	2,718	4,506	4,306
Total revenue	199,610	174,287	158,412

EXPENSES
Depreciation and amortization expense	69,586	65,441	58,727
Cost of spare parts and equipment sales	17,866	7,474	—
Write-down of equipment	9,181	5,602	6,461
General and administrative	42,744	35,859	33,868
Technical expense	9,403	12,336	12,863
Net finance costs:
Interest expense	39,012	37,062	38,719
Gain on debt extinguishment	(1,151)	—	—
Total net finance costs	37,861	37,062	38,719
Total expenses	186,641	163,774	150,638

Earnings from operations	12,969	10,513	7,774

Earnings from joint ventures	1,175	1,329	3,526

Income before income taxes	14,144	11,842	11,300
Income tax expense (benefit)	6,788	4,595	(4,326)
Net income	$7,356	$7,247	$15,626

Basic earnings per common share:	$0.94	$0.92	$1.95

Diluted earnings per common share:	$0.92	$0.89	$1.89

Average common shares outstanding	7,811	7,917	8,029
Diluted average common shares outstanding	7,982	8,141	8,289

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$7,356	$7,247	$15,626

Other comprehensive income (loss):
Currency translation adjustment	(796)	—	—
Unrealized losses on derivative instruments	—	—	(187)
Reclassification adjustment for losses (gains) included in net income	—	(499)	1,485
Net gain (loss) recognized in other comprehensive income	(796)	(499)	1,298
Tax benefit (expense) related to items of other comprehensive income	275	174	(435)

Other comprehensive income (loss)	(521)	(325)	863
Total comprehensive income	$6,835	$6,922	$16,489

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	Issued and
	Outstanding
	Shares of			Accumulated Other
	Common	Common	Paid-in Capital in	Comprehensive	Retained	Total Shareholders’
	Stock	Stock	Excess of par	Income/(Loss)	Earnings	Equity
Balances at December 31, 2012	8,716	$87	$47,785	$(538)	$151,829	$199,163

Net income	—	—	—	—	15,626	15,626

Net unrealized gain from derivative instruments, net of tax expense of $435	—	—	—	863	—	863

Shares repurchased	(395)	(4)	(5,914)	—	—	(5,918)

Shares issued under stock compensation plans	160	2	678	—	—	680

Cancellation of restricted stock units in satisfaction of withholding tax	(81)	(1)	(1,247)	—	—	(1,248)

Stock-based compensation, net of forfeitures	—	—	3,439	—	—	3,439

Balances at December 31, 2013	8,400	$84	$44,741	$325	$167,455	$212,605

Net income	—	—	—	—	7,247	7,247

Net unrealized loss from derivative instruments, net of tax benefit of $174	—	—	—	(325)	—	(325)

Shares repurchased	(249)	(2)	(5,350)	—	—	(5,352)

Shares issued under stock compensation plans	272	2	408	—	—	410

Cancellation of restricted stock units in satisfaction of withholding tax	(77)	(1)	(1,543)	—	—	(1,544)

Stock-based compensation, net of forfeitures	—	—	3,509	—	—	3,509

Tax benefit on disqualified disposition of shares	—	—	311	—	—	311

Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,702	$216,861

Net income	—	—	—	—	7,356	7,356

Net unrealized loss from currency translation adjustment, net of tax benefit of $275	—	—	—	(521)	—	(521)

Shares repurchased	(912)	(9)	(16,491)	—	—	(16,500)

Shares issued under stock compensation plans	205	2	516	—	—	518

Cancellation of restricted stock units in satisfaction of withholding tax	(91)	(1)	(1,557)	—	—	(1,558)

Stock-based compensation, net of forfeitures	—	—	4,150	—	—	4,150

Tax benefit on disqualified disposition of shares	—	—	26	—	—	26

Balances at December 31, 2015	7,548	$75	$28,720	$(521)	$182,058	$210,332

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$7,356	$7,247	$15,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,586	65,441	58,727
Write-down of equipment	9,181	5,602	6,461
Stock-based compensation expenses	4,150	3,509	3,439
Amortization of deferred costs	4,307	4,319	4,113
Amortization of interest rate derivative cost	—	(499)	(404)
Allowances and provisions	697	(81)	(684)
Gain on sale of leased equipment	(8,354)	(5,753)	(5,675)
Gain on insurance settlement	—	—	(351)
Income from joint ventures	(1,175)	(1,329)	(3,526)
Gain on debt extinguishment	(1,151)	—	—
Deferred income taxes	6,508	3,996	(4,389)
Changes in assets and liabilities:
Receivables	(5,857)	4,454	2,269
Spare parts inventory	4,128	(5,964)	—
Other assets	(2,635)	(590)	(3,158)
Accounts payable and accrued expenses	1,669	(1,881)	(23)
Restricted cash	9,636	(6,831)	(5,701)
Maintenance reserves	4,580	(10,861)	14,022
Security deposits	5,747	1,159	614
Unearned lease revenue	748	793	(1,064)
Net cash provided by operating activities	109,121	62,731	80,296

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	45,701	43,632	38,706
Restricted cash for investing activities	(16,763)	6,366	(20,502)
Capital contribution to joint ventures	(630)	(17,623)	(11,219)
Distributions received from joint ventures	1,304	847	—
Acquisition of J.T. Power, net of cash acquired	—	—	(4,171)
Investment in WOLF, net of cash acquired	—	—	2,020
Purchase of equipment held for operating lease and for sale	(183,616)	(128,075)	(136,231)
Purchase of property, equipment and furnishings	(3,988)	(13,831)	(453)
Net cash used in investing activities	(157,992)	(108,684)	(131,850)

Cash flows from financing activities:
Proceeds from issuance of notes payable	192,700	154,395	130,000
Debt issuance cost	(13)	(5,074)	(1,252)
Interest bearing security deposits	(1,606)	4,553	7,588
Proceeds from shares issued under stock compensation plans	518	410	680
Cancellation of restricted stock units in satisfaction of withholding tax	(1,558)	(1,544)	(1,248)
Repurchase of common stock	(16,500)	(5,352)	(5,918)
Excess tax benefit from stock-based compensation	26	311	—
Principal payments on notes payable	(153,816)	(101,054)	(70,874)
Restricted cash for financing activities	25,359	—	—
Net cash provided by financing activities	45,110	46,645	58,976
Increase/(Decrease) in cash and cash equivalents	(3,761)	692	7,422
Cash and cash equivalents at beginning of period	13,493	12,801	5,379

Cash and cash equivalents at end of period	$9,732	$13,493	$12,801
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$35,568	$33,132	$33,931
Income Taxes	$353	$210	$111

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2015, 2014, 2013, a liability of $4,662, $8,188 and $63, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the years ended December 31, 2015, 2014, 2013, engines and equipment totaling $22,079, $3,071, and $15,166, respectively, were transferred from Held for Operating Lease to Held for Sale.
During the years ended December 31, 2015 and December 31, 2014, engines and equipment totaling $6,061 and $9,649 were transferred from Held for Sale to Spare Parts Inventory, respectively.

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

Willis Engine Securitization Trust II (“WEST II”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization. WEST Engine Acquisition LLC and Facility Engine Acquisition LLC are wholly-owned subsidiaries of WEST II and own the engines which secure the notes issued by WEST II. Willis Engine Securitization (Ireland) Limited is another wholly-owned subsidiary of WEST II and was established to facilitate certain international leasing activities by WEST II.  WEST II is a variable interest entity which the Company owns 100% of the equity and consolidates in our financial statements.

Prior to September 18, 2013, we held a fifty percent membership interest in a joint venture, WOLF A340, LLC, a Delaware limited liability company, (“WOLF”). On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF. As a result of the transaction, we now own one hundred percent of WOLF.  The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.  During 2015 we dissolved WOLF and the associated entities.

In 2013, the Company launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

(b)Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST Engine Funding LLC, WEST Engine Funding (Ireland) Limited, WEST Engine Acquisition LLC, Facility Engine Acquisition LLC, WLFC (Ireland) Limited, Willis Lease (Ireland) Limited, WLFC Funding (Ireland) Limited, Willis Aviation Finance Limited, Willis Lease France, Willis Lease (China) Limited, WEST  Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, Willis Aero and Willis Lease Singapore Pte. Ltd. (together, the “Company”).

We evaluate all entities in which we have an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity.  If the entity is a variable interest entity we consolidate the financial statements of that entity if we are the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity we consolidate the entity when we have a majority of voting interests.  All inter-company balances are eliminated upon consolidation.

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

The Company evaluates sales arrangements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements (“FASB ASC 605-25”), which addresses accounting for multiple element arrangements. The Company has determined that two deliverables, the sale of equipment and the management services, are separate units of accounting. Therefore, revenue is recognized in accordance with FASB ASC 605-10-S99, Revenue Recognition: Overall: SEC Materials, formerly SAB 104, for each unit.

For multiple deliverable revenue arrangements, the Company allocates revenue to equipment sales and management services using the relative selling price method to recognize revenue when the revenue recognition criteria for each deliverable are met. The selling price of a deliverable is based on a hierarchy and if the Company is unable to establish vendor-specific objective evidence of selling price (“VSOE”) it uses third-party evidence of selling price (“TPE”), and if no such data is available, it uses a best estimated selling price (“BSP”).  When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE.  When the Company is unable to establish selling price using VSOE or TPE, the Company uses BSP. The objective of BSP is to determine the price at which the Company would transact a sale if the equipment or service were sold on a stand-alone basis. The selling price of the service elementis based on TPE and is determined by reviewing information from management agreements entered into by other parties on a standalone basis, compared it to the management agreements entered into with the investor group and determined that the fees charged on a standalone basis were comparable to the fees charged when the Company entered into the management agreement concurrent with the sale of the portfolio of engines. Accordingly, the Company determined that the fees charged for its management services were comparable to those charged by other asset managers for the same service.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2015, we had an aggregate of approximately $5.3 million in lease rent and $2.9 million in maintenance reserve receivables more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

We recognize sales of spare parts upon shipping and the amount reported as cost of sales is recorded at specific cost.

Our largest customer accounted for approximately 8.4% of total lease rent revenue during 2015. This customer had no past due receivables as of December 31, 2015. No customer accounted for greater than 10% of total lease rent revenue in 2014 and 2013.

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

Based on specific aspects of the equipment, we generally depreciate engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. We believe that this methodology accurately reflects our typical holding period for the assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition. Our typical 15 year holding period is the estimated useful life of our engines based on our business model and plans, and represents how long we anticipate holding a newly acquired engine. The technical useful life of a new engine can be in excess of 25 years. We review the useful life and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful life of the engines.

The useful life of older generation engines and aircraft may be significantly less than 15 years, based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and our remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, we depreciate the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2015, 52 engines and 5 aircraft having a net book value of $129.6 million were depreciated under this policy with estimated useful lives ranging from 3 to 78 months.  We adjust our estimates annually for these older generation assets, including updating our estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. Such review resulted in an impairment charge of $0.6 million and $2.4 million in 2015 and 2014, respectively (Included in “Write-down of equipment” in the Consolidated Statements of Income).  No impairment charges were recorded in 2013 as a result of our review.

(e)Debt Issuance Costs and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized, included in Other Assets on the Consolidate Balance Sheet, and amortized over the life of the related loan using the effective interest method.

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

Use fees billed are recognized in maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are included in maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in maintenance reserve revenue. Our expenditures for maintenance are expensed as incurred. Expenditures that meet the criteria for capitalization are recorded as an addition to equipment recorded on the balance sheet. Major overhauls paid for by us, which improve functionality or extend the remaining useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (See Note 9).

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2012-2014 and 2011-2014, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

(i)Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

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

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	7,811	7,917	8,029
Dilutive and potentially dilutive common shares	171	224	260
Total shares	7,982	8,141	8,289

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

(r)Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.6 million, $1.5 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014, and the losses recorded during the years ended December 31, 2015 and 2014 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2015				December 31, 2014				December 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2015	2014
	(in thousands)								(in thousands)
Equipment held for lease	$2,154	$—	$2,154	$—	$10,787	$—	$10,787	$—	$(2,536)	$(2,420)
Equipment held for sale	4,932	—	4,932	—	3,364	—	3,364	—	(6,645)	(3,074)
Spare parts inventory	—	—	—	—	2,371	—	2,371	—	—	(108)
Total	$7,086	$—	$7,086	$—	$16,522	$—	$16,522	$—	$(9,181)	$(5,602)

At December 31, 2015, the Company used Level 2 inputs to measure equipment held for lease, equipment held for sale, and spare parts inventory.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. Write-downs of equipment to their estimated fair values totaled $9.2 million for the year ended December 31, 2015 compared to $5.6 million recorded in the year ago period. A write-down of equipment totaling $5.5 million was recorded in the year ended December 31, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $0.6 million for the year ended December 31, 2015 due to an adjustment of carrying values for certain impaired parts packages within the portfolio to reflect estimated market values. A further write-down of $2.8 million was recorded in the year ended December 31, 2015 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.  An additional write-down of $0.3 million was recorded in the year ended December 31, 2015 based on a comparison of the inventory values with the revised net proceeds expected from part sales.

A write-down of equipment totaling $5.6 million was recorded in the year ended December 31, 2014. This amount includes a write-down of equipment totaling $2.6 million due to a management decision to consign six engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $2.4 million for the year ended December 31, 2014, due to the adjustment of carrying values for certain impaired engines within the portfolio to reflect estimated market values. A further write-down of $0.6 million was recorded in the year ended December 31, 2014 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.

(t) Foreign Currency Translation

The Company’s foreign investments have been converted at rates of exchange at December 31, 2015. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(u)Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In April 2015, the FASB issued ASU, Simplifying the Presentation of Debt Issuance Costs, which will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016.  The unamortized debt issuance cost balances were $12.6 million and $15.5 million as of December 31, 2015 and December 31, 2014, respectively, and would reduce our Notes Payable balances accordingly on our Consolidated Balance Sheet for those periods under this ASU.

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(2) Equipment Held for Operating Lease

At December 31, 2015, we had 201 aircraft engines and related equipment with a cost of $1,310.7 million, 5 spare parts packages with a cost of $5.2 million and 10 aircraft with a cost of $123.5 million, in our lease portfolio. At December 31, 2014, we had 207 aircraft engines and related equipment with a cost of $1,303.3 million, 5 aircraft with a cost of $38.1 million and 5 spare parts packages with a cost of $6.1 million in our lease portfolio.

A majority of our equipment is leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars.

We lease our equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2015	2014	2013
	(in thousands)
Region
Europe	$43,577	$37,990	$37,788
Asia	31,534	21,796	21,407
South America	9,688	9,907	8,794
United States	9,177	11,880	14,258
Mexico	6,906	7,771	7,387
Canada	2,789	4,997	2,947
Middle East	2,223	4,143	6,547
Africa	1,972	3,264	2,609
Totals	$107,866	$101,748	$101,737

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2015	2014	2013
	(in thousands)
Region
United States	$634	$2,577	$6,055
Mexico	2,310	2,157	1,641
Canada	(123)	(100)	747
Europe	11,074	6,988	5,061
South America	1,929	3,503	2,995
Asia	8,867	5,891	5,652
Africa	206	1,041	837
Middle East	474	1,277	1,664
Off-lease and other	(19,713)	(19,525)	(13,973)
Totals	$5,658	$3,809	$10,679

	Years Ended December 31,
Net book value of equipment held for operating lease	2015	2014	2013
	(in thousands)
Region
United States	$103,492	$61,521	$103,515
Mexico	42,246	64,770	75,628
Canada	18,893	11,026	12,500
Europe	389,721	344,833	368,381
South America	112,718	107,080	78,486
Asia	310,292	232,448	219,123
Africa	9,612	12,063	3,734
Middle East	18,937	17,125	58,509
Off-lease and other	116,948	215,582	113,146
Totals	$1,122,859	$1,066,448	$1,033,022

As of December 31, 2015 and 2014, the lease status of the equipment held for operating lease was as follows:

December 31, 2015
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$116,948
Month-to-month leases	90,173
Leases expiring 2016	434,658
Leases expiring 2017	113,879
Leases expiring 2018	87,916
Leases expiring 2019	60,022
Leases expiring 2020	88,634
Leases expiring thereafter	130,629
$1,122,859

December 31, 2014
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$215,582
Month-to-month leases	97,951
Leases expiring 2015	331,757
Leases expiring 2016	151,444
Leases expiring 2017	73,387
Leases expiring 2018	62,972
Leases expiring 2019	24,001
Leases expiring thereafter	109,354
$1,066,448

As of December 31, 2015, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2016	$74,133
2017	47,513
2018	35,467
2019	27,434
2020	21,914
Thereafter	24,689
$231,150

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

(5) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The initial capital contribution by the Company for its investment in WMES was $8.0 million. The Company provided the initial lease portfolio by transferring 7 engines to the joint venture in June 2011. In addition, the Company made $21.0 million capital contributions to WMES from 2011 through 2015 for the purchase of 21 engines from third parties, increasing the number of engines in the lease portfolio to 28. The $29.0 million of capital contributions has been partially offset by $3.6 million, resulting in a net investment of $25.4 million, which has been reduced by $2.1 million in distributions and increased further to $27.3 million as a result of the Company’s share of WMES reported earnings to date. The $3.6 million reduction in investment represents 50% of the $7.2 million gain related to the sale by the Company of the 7 engines to WMES.  During 2015, the Company recorded $0.6 million of capital contributions, $1.3 million in distributions, $1.2 million as a result of the Company’s share of WMES reported earnings for the period and $0.1 million of amortization of deferred gain.

Our investment in the joint venture is $27.3 million and $26.7 million as of December 31, 2015 and December 31, 2014, respectively.

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

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF for a purchase price of $1.0 million, with the purchase price representing a $12.7 million discount from the JV partner’s equity interest. The transaction has been accounted for as an asset acquisition. We recorded the assets at the cost basis, which represents the allocation of our prior investment basis plus the cash paid to the third party investor. The purchase price was allocated to the eight aircraft engines and two airframes. The fair value of the net assets acquired from this transaction is estimated to be $12.6 million, which is comprised of $27.0 million of equipment, $1.6 million of cash and receivables, offset by $16.0 million of debt and other liabilities. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, we made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has been reduced to $14.0 million as of December 31, 2015 as a result of a foreign currency translation adjustment of $0.8 million and the Company’s share of CASC Willis’ reported losses to date of $0.2 million.

Years Ending December 31, 2015 and 2014 (in thousands)	WMES	CASC Willis	Total
Investment in joint ventures as of December 31, 2013	$23,485	$—	$23,485
Investment	2,623	15,000	17,623
Earnings (losses) from joint ventures	1,303	(82)	1,221
Amortization of deferred gain	108	—	108
Distribution	(847)	—	(847)
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Investment	630	—	630
Earnings (losses) from joint ventures	1,167	(99)	1,068
Amortization of deferred gain	107	—	107
Distribution	(1,304)	—	(1,304)
Foreign Currency Translation Adjustment	—	(796)	(796)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.7 million, $2.0 million and $1.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to the servicing of engines for the WMES lease portfolio.     During 2015, WMES consigned an engine for part out and sale to our Willis Aero subsidiary.  The value of the engine is $0.2 million as of December 31, 2015.

Summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$26,909	$25,757	$16,312
Expenses	24,574	23,150	15,538
WMES net income	$2,335	$2,607	$774

		December 31,	December 31,
		2015	2014
		(in thousands)
Total assets		$256,126	$268,924
Total liabilities		195,258	209,044
Total WMES net equity		$60,868	$59,880

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

(7) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $700.0 million at December 31, 2015, which revolves until the maturity date of June 2019.	$549,000	$430,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	300,467	351,899

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	16,135	12,909

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	13,082	14,455

Note payable at a variable interest rate of LIBOR plus 4.00%, repaid in March 2015. Secured by engines.	—	24,000

Note payable at a fixed interest rate of 5.50%, repaid in July 2015. Secured by one engine.	—	7,693

Total notes payable	$878,684	$840,956

One-month LIBOR was 0.43% and 0.17% as of December 31, 2015 and December 31, 2014, respectively.

Principal outstanding at December 31, 2015, is repayable as follows:

Year	(in thousands)
2016	$22,702
2017	23,718
2018	33,391
2019 (includes $549.0 million outstanding on revolving credit facility)	572,529
2020	23,127
Thereafter	203,217
$878,684

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchase. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2015.

At December 31, 2015, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2015, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At December 31, 2015, notes payable consists of loans totaling $878.7 million payable over periods of approximately 2.0 years to 8.6 years with interest rates varying between approximately 2.6% and 5.5%.  Substantially all of our assets are pledged to secure our obligations to creditors. Our significant debt instruments are discussed below:

At December 31, 2015, we had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On June 4, 2014, we entered into a Second Amended and Restated Credit Agreement which increased this revolving credit facility to $700.0 million from $450.0 million and extended the maturity date by five years to June 2019. Debt issuance costs totaling $4.9 million were incurred related to the new facility. As of December 31, 2015 and December 31, 2014, $151.0 million and $270.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 4.46 at December 31, 2015, the interest rate on this facility is one-month LIBOR plus 2.75% as of December 31, 2015. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

At December 31, 2015 and 2014, $300.5 million and $351.9 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations related to the WOLF assets have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.  Two term notes with an original principal amount of $36.0 million, with a balance outstanding of $24.0 million as of December 31, 2014, are included in Notes payable. On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of income for the year ended December 31, 2015.

On July 16, 2014, we closed on a loan for a ten year term totaling $13.4 million. During the second quarter of 2015, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $16.1 million and $12.9 million as December 31, 2015 and December 31, 2014, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2014. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $13.1 million and $14.5 million as of December 31, 2015 and December 31, 2014, respectively.

On September 28, 2012, we closed on a loan for a five year term totaling $8.7 million. Interest is payable at a fixed rate of 5.50% and principal and interest is paid quarterly. The loan is secured by one engine. The funds were used to purchase the engine secured under the loan. On July 10, 2015, we paid off the $7.4 million loan balance that was secured by one engine.

(8) Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $562.1 million and $468.5 million of our borrowings at December 31, 2015 and 2014, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. We currently have no interest rate swap agreements in place. During 2013 we were a party to one interest rate swap agreement with a notional outstanding amount of $100.0 million with a fixed rate of 2.10%. The swap agreement expired in November 2013. The remaining effective portion of these hedges at the swap expiration date was amortized into earnings over the term of the underlying borrowings. There was no expense or benefit recorded related to derivative instruments for the year ended December 31, 2015.  We recorded a ($0.5 million) benefit and $1.5 million expense to net finance costs during the years ended December 31, 2014 and December 31, 2013 respectively.

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

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2015, 2014, and 2013:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2015	2014	2013
		(in thousands)
Interest rate contracts	Interest expense	$—	$(499)	$1,485
Total		$—	$(499)	$1,485

Our derivatives were designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2015, 2014, and 2013:

	Amount of Gain (Loss) Recognized			Location of Loss (Gain)	Amount of Loss (Gain) Reclassified
	in OCI on Derivatives			Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)			Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2015	2014	2013	(Effective Portion)	2015	2014	2013
	(in thousands)				(in thousands)
Interest rate contracts*	$—	$—	$1,690	Interest expense	$—	$(499)	$1,485
Total	$—	$—	$1,690	Total	$—	$(499)	$1,485

* These amounts are shown net of $1.9 million of interest payments reclassified to the income statement during the year ended December 31, 2013.  No interest payments were reclassified to the income statement in 2015 and 2014.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place during the first eleven months of 2013 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

(9) Income Taxes

The components of income from continuing operations before income taxes are as follows

	Years ended December 31,
	2015	2014	2013
	(in thousands)
U.S.	$12,688	$10,535	$10,408
Non U.S.	1,456	1,307	892
Income from continuing operations before income taxes	$14,144	$11,842	$11,300

The components of income tax expense for the years ended December 31, 2015, 2014, and 2013, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Foreign	Total
	(in thousands)
December 31, 2015
Current	$(208)	$13	$476	$281
Deferred	5,332	1,175	—	6,507
Total 2015	$5,124	$1,188	$476	$6,788

December 31, 2014
Current	$109	$179	$311	$599
Deferred	3,832	164	—	3,996
Total 2014	$3,941	$343	$311	$4,595

December 31, 2013
Current	$(155)	$123	$95	$63
Deferred	(3,755)	(634)	—	(4,389)
Total 2013	$(3,910)	$(511)	$95	$(4,326)

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2015		2014		2013
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	4,809	34.0	4,027	34.0	3,842	34.0
State taxes, net of federal benefit	784	5.5	117	1.0	(338)	(3.0)
Foreign tax paid	476	3.4	101	0.9	95	0.8
Tax consequences of the sale of engines to WMES	(306)	(2.1)	(36)	(0.3)	(36)	(0.3)
Uncertain tax positions	(195)	(1.4)	(101)	(0.9)	160	1.4
Permanent differences-nondeductible executive compensation	1,117	7.9	768	6.5	732	6.5
ETI basis restoration	—	—	—	—	(8,728)	(77.2)
Permanent differences and other	103	0.7	(281)	(2.4)	(53)	(0.5)
Effective income tax expense (benefit)	6,788	48.0	4,595	38.8	(4,326)	(38.3)

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2013	$566
Increases related to current year tax positions	109
Decreases due to tax positions released	(211)
Balance as of December 31, 2014	464
Increases related to current year tax positions	5
Decreases due to tax positions expired	(195)
Balance as of December 31, 2015	$274

As of December 31, 2013 we reserved $0.2 million for the benefit resulting from the Extraterritorial Income Exclusion. No reserve was established as of December 31, 2015 and December 31, 2014 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,511	$1,368
State taxes	944	564
Reserves and allowances	898	938
Other accruals	1,767	582
Alternative minimum tax credit	377	377
Net operating loss carry forward	35,827	37,173
Charitable contributions	42	28
Total deferred tax assets	41,366	41,030
Less: valuation allowance	(1,280)	(1,310)
Net deferred tax assets	40,086	39,720

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(138,084)	(129,332)
Other deferred tax assets (liabilities)	981	(898)
Net deferred tax liabilities	(137,103)	(130,230)

Other comprehensive loss deferred tax asset	275	—

Net deferred tax liabilities	$(96,742)	$(90,510)

As of December 31, 2015, we had net operating loss carry forwards of approximately $100.5 million for federal tax purposes and $3.9 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2023 to 2034 and the state net operating loss carry forwards will expire at various times from 2016 to 2024. During 2014, a valuation allowance of $1.3 million was established for the net operating losses expiring in California for the periods 2016 to 2024. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2015, we also had alternative minimum tax credit of approximately $0.4 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2015. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall”).  Although these additional tax benefits are reflected in net operating tax loss carryforwards, pursuant to ASC 718, in the amount of $3.0 million as of December 31, 2015, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. The tax effect of windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2015 are $1.0 million and will be recorded to paid-in capital when recognized.

(10) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivables, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2015 and 2014 was estimated to have a fair value of approximately $890.1 million and $847.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. We currently have no interest rate swap agreements in place. In 2015, 2014 and 2013, nil  ($0.5 million), and $1.5 million was realized through the income statement as an increase (decrease) in interest expense, respectively.

(12) Commitments, Contingencies, Guarantees and Indemnities

The following table lists our properties and their remaining lease commitments:

		Lease	Remaining Lease
Location	Property Type	Expiration	Commitment
			(in thousands)
Novato, California	Principal Office	09/30/18	$1,445
Boynton Beach, Florida	Warehouse and office	10/29/19	1,112
San Diego, California	Warehouse and office	10/31/16	141
Singapore	Office	12/31/16	112
Shanghai, China	Office	12/31/16	65
Shanghai, China	Warehouse	07/31/17	11
Dublin, Ireland	Office	05/31/17	44
London, United Kingdom	Office	07/31/16	27
Blagnac, France	Office	12/31/16	16
Total			$2,973

We have made a purchase commitment to secure the purchase of four engines and related equipment for a gross purchase price of $31.6 million, for delivery in 2016.

(13) Shareholders’ Equity

Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan on April 21, 2015.  This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase to up to $100.0 million. During 2015, the Company repurchased 912,247 shares of common stock, including 643,821 shares repurchased under a modified “Dutch auction” tender offer completed in December 2015,  for approximately $16.5 million under this program, at a weighted average price of $17.75 per share (excluding fees and expenses related to the tender offer). The repurchased shares were subsequently retired.

Share Repurchase - Modified "Dutch auction" Tender Offer

On November 17, 2015, the Company announced the commencement of a modified "Dutch auction" tender offer to repurchase shares of its common stock at a price not less than $15.50 per share nor greater than $18.00 per share. The tender offer expired on December 16, 2015 resulting in the Company repurchasing 643,821 shares of the Company’s common stock at a purchase price of $18.00 per share, for an aggregate cost of approximately $11.6 million, excluding fees and expenses relating to the tender offer.

(14) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2015, 2014, and 2013, included in the accompanying consolidated statements of income were as follows:

	2015	2014	2013
	(in thousands)
2007 Stock Incentive Plan	$4,102	$3,459	$3,393
Employee Stock Purchase Plan	48	50	46
Total Stock Compensation Expense	$4,150	$3,509	$3,439

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,263,712 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2015. Of this amount, 135,368 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 671,656 shares which were available as of December 31, 2015 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.    The following table summarizes restricted stock activity during the years ended December 31:

Shares
Restricted stock at December 31, 2012	682,654
Granted in 2013 (vesting over 4 years)	130,000
Granted in 2013 (vesting on first anniversary from date of issuance)	21,408
Cancelled in 2013	(60,110)
Vested in 2013	(258,822)
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 3 years)	125,000
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting on first anniversary from date of issuance)	16,440
Cancelled in 2015	—
Vested in 2015	(275,201)
Restricted stock at December 31, 2015	396,595

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2015 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.6 years totals $4.7 million. At December 31, 2015, the intrinsic value of unvested restricted stock awards is $8.0 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2015, 2014, and 2013 is as follows:

		Weighted Average
	Number Outstanding	Grant Date Fair Value	Aggregate Value
Balance as of December 31, 2012	682,654	$12.83	$8,756,990
Shares granted	151,408	14.25	2,158,011
Shares cancelled	(60,110)	12.41	(745,876)
Shares vested	(258,822)	12.01	(3,108,651)
Balance as of December 31, 2013	515,130	$13.71	$7,060,474
Shares granted	237,708	19.84	4,710,362
Shares cancelled	(5,750)	14.02	(80,630)
Shares vested	(221,732)	13.24	(2,903,595)
Balance as of December 31, 2014	525,356	$16.72	$8,786,611
Shares granted	146,440	18.53	2,713,159
Shares cancelled	—	—	—
Shares vested	(275,201)	15.87	(4,367,983)
Balance as of December 31, 2015	396,595	$17.98	$7,131,787

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2015 and 2014,  10,374 and 14,068 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $6.17,  $6.17 and $3.19 for 2015, 2014 and 2013, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise.  In the year ended December 31, 2013, 54,991 options were exercised with a total intrinsic value at exercise date of approximately $0.4 million and 6,500 options were cancelled. In the year ended December 31, 2014,  26,437 options were exercised with a total intrinsic value at exercise date of approximately $0.2 million. In the year ended December 31, 2015,  49,000 options were exercised with a total intrinsic value at exercise date of approximately $0.3 million. As of December 31, 2015, there are no options remaining under the 1996 Plan.

A summary of the activity under the 1996 Plan for the years ended December 31, 2015, 2014, and 2013 is as follows:

				Weighted
				Average
				Remaining
	Options		Weighted	Contractual
	Available		Average	Term (in	Aggregate
	for Grant	Options	Exercise Price	years)	Intrinsic Value
Outstanding as of December 31, 2012	—	136,928	$8.60	2.23	$781,692
Options exercised	—	(54,991)	7.96
Options cancelled	—	(6,500)	5.01
Outstanding as of December 31, 2013	—	75,437	$9.38	1.49	$601,991
Options exercised	—	(26,437)	9.71
Options cancelled	—	—	—
Outstanding as of December 31, 2014	—	49,000	$9.20	0.59	$622,300
Options exercised	—	(49,000)	9.20
Options cancelled	—	—	—
Outstanding as of December 31, 2015	—	—	$—	—	$—

Vested and expected to vest at:
December 31, 2015		—	$—	—	$—

Options exercisable at:
December 31, 2013		75,437	$9.38	1.49	$601,991
December 31, 2014		49,000	$9.20	0.59	$622,300
December 31, 2015		—	$—	—	$—

(15) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2015, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $18,000 (or $24,000 for employees at least 50 years of age). We match 50% of employee contributions up to 8% of the employee’s salary which totaled $0.4 million, $0.3 million and $0.3 million for the years ended December, 31, 2015, 2014, and 2013, respectively.

(16) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data).

Fiscal 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$42,814	$43,843	$57,758	$55,195	$199,610

Net income (loss)	2,298	(492)	2,577	2,973	7,356

Basic earnings (loss) per common share	0.29	(0.06)	0.33	0.38	0.94

Diluted earnings (loss) per common share	0.29	(0.06)	0.32	0.37	0.92

Average common shares outstanding	7,848	7,841	7,839	7,739	7,811
Diluted average common shares outstanding	8,044	7,991	7,963	7,872	7,982

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$43,340	$43,865	$45,519	$41,563	$174,287

Net income (loss)	4,331	2,214	979	(277)	7,247

Basic earnings (loss) per common share	0.55	0.28	0.12	(0.03)	0.92

Diluted earnings (loss) per common share	0.53	0.27	0.12	(0.03)	0.89

Average common shares outstanding	7,914	7,976	7,938	7,839	7,917
Diluted average common shares outstanding	8,129	8,179	8,123	8,037	8,141

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$35,304	$37,953	$37,952	$47,203	$158,412

Net income (loss)	1,610	9,692	(2,229)	6,553	15,626

Basic earnings (loss) per common share	0.20	1.20	(0.29)	0.84	1.95

Diluted earnings (loss) per common share	0.19	1.17	(0.28)	0.81	1.89

Average common shares outstanding	8,033	8,106	8,126	7,846	8,029
Diluted average common shares outstanding	8,273	8,303	8,329	8,084	8,289

(17) Related Party Transactions

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.7 million, $2.0 million and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to the servicing of engines for the WMES lease portfolio.

Prior to 2014, the Company leased equipment to an airline owned by our CEO and Chairman. The Company received lease payments from the airline and recorded revenue totaling $2.1 million in the year ended December 31, 2013. Our CEO and Chairman no longer owns the airline. In connection with the 2013 sale of its stock to an unrelated third party, the airline prepaid a note to us at a 45% discount of $0.4 million, similar to reductions received by other large creditors. The Company subsequently sold four engines and three aircraft, which had an aggregate net book value of $3.4 million, to the third party for $4.9 million. The $4.9 million proceeds were included in 2013 revenue as follows: Gain on Sale $0.8 million (net of the asset’s $3.4 million net book value), Maintenance Reserve Revenue $0.4 million, Lease Rent Revenue $0.4 million and Other Revenue $0.3 million.

J.T. Power, LLC (“J.T. Power”): In the ordinary course of business, the Company uses a number of consignment vendors to sell engine parts. Prior to 2014, the Company consigned equipment for part-out to J.T. Power, an entity owned by Austin Willis, the son of our CEO and Chairman, and directly and indirectly, a shareholder and a Director of the Company. Sales of consigned parts under the Consignment agreements were $22,200 for the year ended December 31, 2013.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the year ended December 31, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$107,866	$—	$—	$107,866
Maintenance reserve revenue	55,064	—	—	55,064
Spare parts and equipment sales	9,975	15,633	—	25,608
Gain on sale of leased equipment	8,354	—	—	8,354
Other revenue	2,517	659	(458)	2,718
Total revenue	183,776	16,292	(458)	199,610

Expenses:
Depreciation and amortization expense	69,299	287	—	69,586
Cost of spare parts and equipment sales	5,734	12,132	—	17,866
General and administrative	39,974	2,770	—	42,744
Net finance costs	37,474	387	—	37,861
Other expense	18,584	—	—	18,584
Total expenses	171,065	15,576	—	186,641
Earnings from operations	$12,711	$716	$(458)	$12,969

	Leasing and
For the year ended December 31, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$101,748	$—	$—	$101,748
Maintenance reserve revenue	53,363	—	—	53,363
Spare parts and equipment sales	—	8,917	—	8,917
Gain on sale of leased equipment	5,753	—	—	5,753
Other revenue	3,581	1,661	(736)	4,506
Total revenue	164,445	10,578	(736)	174,287

Expenses:
Depreciation and amortization expense	65,152	289	—	65,441
Cost of spare parts and equipment sales	—	7,474	—	7,474
General and administrative	33,211	2,648	—	35,859
Net finance costs	36,779	283	—	37,062
Other expense	17,830	108	—	17,938
Total expenses	152,972	10,802	—	163,774
Earnings (loss) from operations	$11,473	$(224)	$(736)	$10,513

(1) Represents revenue generated between our operating segments

Total assets as of December 31, 2015	$1,281,991	$26,586	$—	$1,308,577
Total assets as of December 31, 2014	$1,239,227	$22,399	$—	$1,261,626

(19) Subsequent Events

Management has reviewed and evaluated subsequent events through the date that the financial statements were issued.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

 (In thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,894	$2,411
Equipment held for operating lease, less accumulated depreciation	763,549	628,341
Equipment held for sale	22,680	15,768
Operating lease related receivable, net of allowances	4,502	3,379
Spare parts inventory	16,120	14,906
Due from affiliate	20,286	19,044
Investments	41,295	41,590
Investment in subsidiaries	118	6,054
Property, equipment & furnishings, less accumulated depreciation	19,964	17,867
Intangible assets, net	271	271
Other assets, net	13,577	13,528
Total assets	$905,256	$763,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$17,660	$10,820
Deferred income taxes	37,272	26,132
Notes payable	578,218	457,364
Maintenance reserves	38,072	32,845
Security deposits	20,612	16,864
Unearned lease revenue	3,090	2,273
Total liabilities	694,924	546,298

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 7,548,395 and 8,346,304 shares issued and outstanding at December 31, 2015 and 2014, respectively)	75	83
Paid-in capital in excess of par	28,720	42,076
Retained earnings	182,058	174,702
Accumulated other comprehensive loss, net of income tax benefit	(521)	—
Total shareholders’ equity	210,332	216,861
Total liabilities and shareholders’ equity	$905,256	$763,159

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME

Parent Company Information

 (In thousands)

	Years Ended December 31,
	2015	2014	2013
REVENUE
Lease rent revenue	$63,214	$50,749	$36,593
Maintenance reserve revenue	29,896	22,270	14,046
Spare parts and equipment sales	20,236	7,588	—
Gain on sale of leased equipment	2,488	2,147	3,472
Other revenue	7,017	5,227	8,022
Total revenue	122,851	87,981	62,133

EXPENSES
Depreciation expense	40,867	29,555	19,699
Cost of spare parts and equipment sales	13,576	6,354	—
Write-down of equipment	6,764	4,681	4,204
General and administrative	35,898	29,546	29,907
Technical expense	6,805	4,455	5,478
Interest expense	18,448	13,500	15,030
Total expenses	122,358	88,091	74,318

Earnings (loss) from operations	493	(110)	(12,185)

Earnings from joint ventures	1,175	1,329	3,526

Income (loss) before income taxes	1,668	1,219	(8,659)
Income tax expense (benefit)	2,090	1,708	(4,525)

Equity in income of subsidiaries, net of tax of $4,697, $3,553, and $199 at December 31, 2015, 2014 and 2013, respectively	7,778	7,736	19,760

Net income	$7,356	$7,247	$15,626

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Parent Company Information

 (In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$7,356	$7,247	$15,626

Other comprehensive income (loss):
Currency translation adjustment	(796)	—	—
Unrealized losses on derivative instruments	—	—	(187)
Reclassification adjustment for losses (gains) included in net income	—	(499)	1,485
Net gain (loss) recognized in other comprehensive income	(796)	(499)	1,298
Tax benefit (expense) related to items of other comprehensive income (loss)	275	174	(435)
Other comprehensive income from parent	(521)	(325)	863

Total comprehensive income	$6,835	$6,922	$16,489

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

 (In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$7,356	$7,247	$15,626
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(7,778)	(7,736)	(19,760)
Depreciation expense	40,867	29,555	19,699
Write-down of equipment	6,764	4,681	4,204
Stock-based compensation expenses	4,150	3,509	3,439
Amortization of deferred costs	2,646	2,391	2,286
Amortization of interest rate derivative cost	—	(499)	(404)
Allowances and provisions	(17)	34	(94)
Gain on sale of leased equipment	(2,488)	(2,147)	(3,472)
Gain on insurance settlement	—	—	(351)
Income from joint ventures	(1,175)	(1,329)	(3,526)
Deferred income taxes	2,287	1,383	(4,072)
Changes in assets and liabilities:
Receivables	(953)	(1,502)	1,871
Spare parts inventory	4,847	(5,533)	—
Other assets	(2,420)	(942)	(2,165)
Accounts payable and accrued expenses	4,589	322	(943)
Due to / from subsidiaries	1	(2,208)	(4,041)
Maintenance reserves	5,227	8,693	3,495
Security deposits	5,254	(1,616)	426
Unearned lease revenue	646	919	(575)
Net cash provided by operating activities	69,803	35,222	11,643

Cash flows from investing activities:
Increase in investment in subsidiaries	(23,923)	(9,666)	(34,098)
Distributions received from subsidiaries	3,791	17,582	69,548
Proceeds from sale of equipment held for operating lease (net of selling expenses)	22,885	21,360	21,644
Capital contribution to joint venture	(630)	(17,623)	(11,219)
Distributions received from joint venture	1,304	847	—
Acquisition of J.T. Power, net of cash acquired	—	—	(4,171)
Acquisition of WOLF, net of cash acquired	—	—	(1,000)
Purchase of equipment held for operating lease	(170,732)	(104,904)	(132,140)
Purchase of property, equipment and furnishings	(3,736)	(13,767)	(450)
Net cash used in investing activities	(171,041)	(106,171)	(91,886)

Cash flows from financing activities:
Proceeds from issuance of notes payable	192,700	154,395	130,000
Debt issuance cost	(13)	(5,074)	(637)
Proceeds from shares issued under stock compensation plans	518	410	680
Cancellation of restricted stock units in satisfaction of withholding tax	(1,558)	(1,544)	(1,248)
Security deposit	(1,606)	4,553	7,588
Repurchase of common stock	(16,500)	(5,352)	(5,918)
Excess tax benefit from stock-based compensation	26	311	—
Principal payments on notes payable	(71,846)	(75,859)	(52,844)
Net cash provided by financing activities	101,721	71,840	77,621
Increase/(Decrease) in cash and cash equivalents	483	891	(2,622)
Cash and cash equivalents at beginning of period	2,411	1,520	4,142
Cash and cash equivalents at end of period	$2,894	$2,411	$1,520
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$16,462	$11,110	$11,903
Income Taxes	$75	$76	$111

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2015, 2014, 2013, engines and equipment totaling $21,786, $3,071 and $422, respectively, were transferred from Held for Operating Lease to Held for Sale.
During the years ended December 31, 2015, 2014, 2013, engines and equipment totaling $41,410, $120,880 and $116,020, respectively, were transferred to the parent from its subsidiaries.
During the years ended December 31, 2015 and 2014, engines and equipment totaling $6,061 and $9,649, respectively, were transferred from Held for Sale to Spare Parts Inventory.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

 (In thousands)

		Additions
	Balance at	Charged	Net
	Beginning	(Credited)	(Deductions)	Balance at
	of Period	to Expense	Recoveries	End of Period
December 31, 2013
Accounts receivable, allowance for doubtful accounts	980	(30)	(654)	296
December 31, 2014
Accounts receivable, allowance for doubtful accounts	296	(26)	(55)	215
December 31, 2015
Accounts receivable, allowance for doubtful accounts	215	697	—	912

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.