Form 10-Q
period 2016-03-31
WILLIS LEASE FINANCE CORP
filed 2016-05-10
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 3, 2016
Common Stock, $0.01 par value per share	7,320,306

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$12,743	$9,732
Restricted cash	29,964	33,026
Equipment held for operating lease, less accumulated depreciation of $320,609 and $316,532 at March 31, 2016 and December 31, 2015, respectively	1,101,604	1,122,859
Equipment held for sale	25,971	23,454
Operating lease related receivables, net of allowances of $1,121 and $912 at March 31, 2016 and December 31, 2015, respectively	15,690	14,072
Spare parts inventory	19,293	20,526
Investments	43,272	41,295
Property, equipment & furnishings, less accumulated depreciation of $4,902 and $11,102 at March 31, 2016 and December 31, 2015, respectively	17,001	20,247
Intangible assets, net	874	932
Other assets	11,048	9,839
Total assets	$1,277,460	$1,295,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$23,087	$21,665
Deferred income taxes	99,347	96,742
Notes payable	850,031	866,089
Maintenance reserves	65,554	71,054
Security deposits	25,074	25,010
Unearned lease revenue	4,351	5,090
Total liabilities	1,067,444	1,085,650

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 7,423,654 and 7,548,395 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	74	75
Paid-in capital in excess of par	24,925	28,720
Retained earnings	185,826	182,058
Accumulated other comprehensive loss, net of income tax benefit of $427 and $275 at March 31, 2016 and December 31, 2015, respectively.	(809)	(521)
Total shareholders’ equity	210,016	210,332
Total liabilities and shareholders’ equity	$1,277,460	$1,295,982

(1) Total assets at March 31, 2016 and December 31, 2015 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $32,156 and $33,776; Equipment,

      $330,182 and $335,327; and Other, $12,457 and $11,490, respectively.

(2) Total liabilities at March 31, 2016 and December 31, 2015 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $294,337 and $300,467, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE
Lease rent revenue	$28,139	$25,097
Maintenance reserve revenue	15,819	14,148
Spare parts and equipment sales	2,609	2,151
Gain on sale of leased equipment	2,989	662
Other revenue	1,000	756
Total revenue	50,556	42,814

EXPENSES
Depreciation and amortization expense	16,644	17,705
Cost of spare parts and equipment sales	1,915	1,480
Write-down of equipment	2,036	24
General and administrative	11,752	9,972
Technical expense	1,696	1,832
Net finance costs:
Interest expense	10,008	9,567
Gain on debt extinguishment	—	(1,151)
Total net finance costs	10,008	8,416
Total expenses	44,051	39,429

Earnings from operations	6,505	3,385

Earnings from joint ventures	187	354

Income before income taxes	6,692	3,739
Income tax expense	2,924	1,441
Net income	$3,768	$2,298

Basic earnings per common share:	$0.53	$0.29

Diluted earnings per common share:	$0.52	$0.29

Average common shares outstanding	7,149	7,848
Diluted average common shares outstanding	7,272	8,044

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$3,768	$2,298

Other comprehensive loss:
Currency translation adjustment	(441)	—
Net loss recognized in other comprehensive income	(441)	—
Tax benefit related to items of other comprehensive income	153	—
Other comprehensive loss	(288)	—
Total comprehensive income	$3,480	$2,298

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Three months Ended March 31, 2016 and 2015
(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income	Earnings	Equity
Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,702	$216,861

Net income	—	—	—	—	2,298	2,298

Shares repurchased	(38)	—	(724)	—	—	(724)

Shares issued under stock compensation plans	10	—	85	—	—	85

Cancellation of restricted stock in satisfaction of withholding tax	(25)	—	(514)	—	—	(514)

Stock-based compensation, net of forfeitures	—	—	1,074	—	—	1,074

Tax benefit on disqualified disposition of shares	—	—	143	—	—	143

Balances at March 31, 2015	8,293	$83	$42,140	$—	$177,000	$219,223

Balances at December 31, 2015	7,548	$75	$28,720	$(521)	$182,058	$210,332

Net income	—	—	—	—	3,768	3,768

Net unrealized loss from currency translation adjustment, net of tax benefit of $153	—	—	—	(288)	—	(288)

Shares repurchased	(200)	(2)	(4,451)	—	—	(4,453)

Shares issued under stock compensation plans	98	1	81	—	—	82

Cancellation of restricted stock in satisfaction of withholding tax	(22)	—	(424)	—	—	(424)

Stock-based compensation, net of forfeitures	—	—	944	—	—	944

Tax benefit on disqualified disposition of shares	—	—	55	—	—	55

Balances at March 31, 2016	7,424	$74	$24,925	$(809)	$185,826	$210,016

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,768	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,644	17,705
Write-down of equipment	2,036	24
Stock-based compensation expenses	944	1,074
Amortization of deferred costs	1,071	1,072
Allowances and provisions	209	67
Gain on sale of leased equipment	(2,989)	(662)
Gain on extinguishment of debt	—	(1,151)
Income from joint ventures	(187)	(354)
Deferred income taxes	2,757	1,357
Changes in assets and liabilities:
Receivables	(1,827)	(5,751)
Spare parts inventory	1,232	305
Other assets	(165)	(2,237)
Accounts payable and accrued expenses	(282)	(917)
Restricted cash	3,062	5,642
Maintenance reserves	(5,500)	3,198
Security deposits	64	(98)
Unearned lease revenue	(739)	(961)
Net cash provided by operating activities	20,098	20,611

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	52,488	2,405
Restricted cash for investing activities	(1,345)	—
Capital contribution to joint ventures	(4,610)	(630)
Distributions received from joint ventures	1,167	—
Purchase of equipment held for operating lease	(44,433)	(17,944)
Purchase of property, equipment and furnishings	(70)	(3,667)
Net cash provided by (used in) investing activities	3,197	(19,836)

Cash flows from financing activities:
Proceeds from issuance of notes payable	20,000	31,000
Restricted cash from financing activities	1,345	—
Proceeds from shares issued under stock compensation plans	82	85
Cancellation of restricted stock units in satisfaction of withholding tax	(424)	(514)
Excess tax benefit from stock-based compensation	55	143
Repurchase of common stock	(4,453)	(724)
Principal payments on notes payable	(36,889)	(28,623)
Net cash provided by (used in) financing activities	(20,284)	1,367
Increase in cash and cash equivalents	3,011	2,142
Cash and cash equivalents at beginning of period	9,732	13,493
Cash and cash equivalents at end of period	$12,743	$15,635
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$9,161	$8,753
Income Taxes	$34	$5

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2016 and 2015, liabilities of $6,778 and $169, respectively, were incurred but not paid in connection with our purchase of aircraft and engines.
During the three months ended March 31, 2016 and 2015, engines and equipment totaling $12,806 and $86, respectively, were transferred from Held for Operating Lease to Held for Sale
During the three months ended March 31, 2016 , an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a)    Basis of Presentation:

Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly our financial position as of March 31, 2016 and December 31, 2015, and the results of our operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. The results of operations and cash flows for the period ended March 31, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015, and the gains (losses) recorded during the three months ended March 31, 2016 and 2015 on those assets:

	Assets at Fair Value								Total Losses
	March 31, 2016				March 31, 2015				Three Months Ended March 31,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2016	2015
	(in thousands)								(in thousands)
Equipment held for sale	$3,307	$—	$3,307	$—	$—	$—	$—	$—	$(2,036)	$(24)

At March 31, 2016, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of equipment totaling $2.0 million was recorded in the three months ended March 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A write-down of equipment totaling $24,000 was recorded in the three months ended March 31, 2015 to decrease the book value to zero for certain parts arising from part-out of an engine that will not be sold.

(d)    Reclassifications:

Reclassifications have been made to our consolidated financial statements for the prior periods to conform to classifications used during the three months ended March 31, 2016.

(e)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at March 31, 2016. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(f)    Recent Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2017, with early application permitted. The Company is currently evaluating the impact the guidance will have on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842).  Under the new standard, the accounting for leases by lessors would basically remain unchanged from the existing concepts in ASC 840, Leases. In addition, FASB has decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. The standard will be effective for public business entities for annual periods (including interim periods), beginning after December 15, 2018, and early adoption will be permitted. The Company is currently evaluating the potential impact the adoption of the standard will have on its consolidated financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In April 2015, the FASB issued ASU. 2015-03, "Simplifying the Presentation of Debt Issuance Costs".  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. We have adopted ASU 2015-03 during the three-month period ended March 31, 2016. Other assets and Long-term debt, net of discount have been restated as of December 31, 2015 to reflect the retroactive reclassification of $12.6 million of debt issuance costs that have been reclassified from Other assets to Notes payable.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

3.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The Company made $4.6 million of capital contributions to WMES, received $1.2 million in distributions and recorded $1.2 million as deferred gain as a result of the Company selling four engines to WMES during the three months ended March 31, 2016.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has been reduced to $13.7 million as of March 31, 2016 as a result of a foreign currency translation adjustment of $0.4 million partially offset by the Company’s share of CASC Willis reported income of $0.1 million during the three months ended March 31, 2016.

Three Months Ended March 31, 2016	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Capital contribution	4,610	—	4,610
Earnings from joint venture	60	127	187
Deferred gain on engine sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign Currency Translation Adjustment	—	(441)	(441)
Investment in joint ventures as of March 31, 2016	$29,563	$13,709	$43,272

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.6 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio.   “Gain on sale of  equipment” on the Consolidated Statement of Income includes $1.2 million for the three months ended March 31, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES, we deferred the $1.2 million gain to our investment which will be amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$9,246	$6,398
Expenses	9,180	5,727
WMES net income	$66	$671

	March 31,	December 31,
	2016	2015
	(in thousands)
Total assets	$299,746	$256,126
Total liabilities	231,927	195,258
Total WMES net equity	$67,819	$60,868

4.  Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $700.0 million at March 31, 2016, which revolves until the maturity date of June 2019.	$539,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	294,337	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	15,719	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,739	13,082

Notes payable	861,795	878,684

Less: unamortized debt issuance costs	(11,764)	(12,595)
Total notes payable	$850,031	$866,089

At March 31, 2016 , we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.    This $890 million revolving credit facility has an accordion feature up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following is a summary of the aggregate maturities of our long-term debt at March 31, 2016:

Year	(in thousands)
2016	$17,091
2017	23,624
2018	33,294
2019	562,430
2020	23,031
Thereafter	202,325
$861,795

5.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,371,962 shares of restricted stock were granted under the 2007 Stock Incentive Plan by March 31, 2016. Of this amount, 152,534 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 580,572 shares which were available as of March 31, 2016 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2015 and the three months ended March 31, 2016.

Shares
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 3 years)	125,000
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting on first anniversary from date of issuance)	16,440
Vested in 2015	(275,201)
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	75,000
Granted in 2016 (vesting over 4 years)	13,250
Vested in 2016	(61,083)
Cancelled in 2016	(17,166)
Restricted stock at March 31, 2016	426,596

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At March 31, 2016, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 2.0 years totals $5.9 million. At March 31, 2016, the intrinsic value of unvested restricted stock awards is $9.2 million. The 2007 Plan terminates on May 24, 2017.

6.  Income Taxes

Income tax expense for the three months ended March 31, 2016 and March 31, 2015 was $2.9 million and $1.4 million, respectively.  The effective tax rates for the three months ended March 31, 2016 and March 31, 2015 were 43.7% and 38.5%, respectively.  The increase was primarily due to the impact of the IRS code 162(m) calculation for executive compensation for the three months ended March 31, 2016.

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

7.  Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2016 and December 31, 2015 was estimated to have a fair value of approximately $872.9 million and $890.1 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

8. Operating Segments

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended March 31, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$28,139	$—	$—	$28,139
Maintenance reserve revenue	15,819	—	—	15,819
Spare parts sales	—	2,609	—	2,609
Gain on sale of leased equipment	2,989	—	—	2,989
Other revenue	933	358	(291)	1,000
Total revenue	47,880	2,967	(291)	50,556

Expenses:
Depreciation and amortization expense	16,562	82	—	16,644
Cost of spare parts sales	—	1,915	—	1,915
General and administrative	10,980	772	—	11,752
Net finance costs	9,913	95	—	10,008
Other expense	3,732	—	—	3,732
Total expenses	41,187	2,864	—	44,051

Earnings from operations	$6,693	$103	$(291)	$6,505

	Leasing and
For the three months ended March 31, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,097	$—	$—	$25,097
Maintenance reserve revenue	14,148	—	—	14,148
Spare parts sales	—	2,151	—	2,151
Gain on sale of leased equipment	662	—	—	662
Other revenue	617	295	(156)	756
Total revenue	40,524	2,446	(156)	42,814

Expenses:
Depreciation and amortization expense	17,633	72	—	17,705
Cost of spare parts sales	—	1,480	—	1,480
General and administrative	9,337	635	—	9,972
Net finance costs	8,326	90	—	8,416
Other expense	1,856	—	—	1,856
Total expenses	37,152	2,277	—	39,429

Earnings from operations	$3,372	$169	$(156)	$3,385

(1) Represents revenue generated between our operating segments

Total assets as of March 31, 2016	$1,252,992	$24,468	$—	$1,277,460

Total assets as of December 31, 2015	$1,269,396	$26,586	$—	$1,295,982

9. Subsequent Events

On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.    This $890 million revolving credit facility has an accordion feature up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2015 Form 10-K.

Results of Operations

Three months ended March 31, 2016, compared to the three months ended March 31, 2015:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2016 increased 12.1% to $28.1 million from the comparable period in 2015. This increase primarily reflects a higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease. The aggregate net book value of lease equipment at March 31, 2016 and 2015 was $1,101.6 million and $1,050.9 million, respectively, an increase of 4.8%. The average utilization for the three months ended March 31, 2016 and 2015 was 87% and 81%, respectively. At March 31, 2016 and 2015, approximately 90% and 83%, respectively, of equipment held for lease by book value was on lease.

During the three months ended March 31, 2016, we added $42.1 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2015, we added $2.7 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2016 increased 11.8% to $15.8 million from $14.1 million for the comparable period in 2015. The increase was due to higher maintenance reserve revenues related to the termination of long term leases and higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in the three months ended March 31, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended March 31, 2016 were $2.6 million compared to $2.2 million in the comparable period in 2015.  The increase was due to the growth in spare parts sales due to an increase in inventory acquisitions.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2016, we sold one airframe, six engines and other related equipment generating a net gain of $3.0 million. During the three months ended March 31, 2015, we sold one engine and sold other related equipment generating a net gain of $0.7 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $1.0 million from $0.8 million for the comparable period in 2015 primarily due to an increase in fees earned related to engines managed on behalf of third parties.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 6.0% to $16.6 million for the three months ended March 31, 2016 from $17.7 million in the comparable period in 2015, due to certain engines becoming fully depreciated during the quarter.  As of July 1, 2015, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2015 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales was $1.9 million for the three months ended March 31, 2016 compared to $1.5 million for the comparable period in 2015. Gross margin on parts sales for the three months ended March 31, 2016 quarter was 26.6% compared to 31.2% for the comparable period in 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment.   Write-down of equipment was $2.0 million and $0.0 million in the three months ended March 31, 2016 and 2015, respectively.  A write-down of equipment totaling $2.0 million was recorded in the three months ended March 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds. A write-down of equipment totaling $24,000 was recorded in the three months ended March 31, 2015 due to a management decision to consign an engine for part-out and sale, in which the asset’s net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 17.8% to $11.8 million for the three months ended March 31, 2016, from $10.0 million in the comparable period in 2015, due primarily to increased legal expense ($0.6 million), higher salary expense ($0.5 million) due to increased head count, higher  contingency bonus resulting from improved operating profits ($0.4 million),  and higher corporate aircraft expense ($0.4 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 7.4% to $1.7 million for the three months ended March 31, 2016 compared to the year ago period due to lower engine technical services expense ($0.2 million) due to lower engine returns.  This decrease was partially offset by higher maintenance costs ($0.1 million) due to increased repair activity.

Net Finance Costs. Net finance costs increased 18.9% to $10.0 million for the three months ended March 31, 2016, from $8.4 million in the comparable period in 2015, due primarily to a gain on the extinguishment of debt of $1.2 million recorded during the three months ended March 31, 2015 partially offset by higher average debt balances in the current quarter compared to the year ago period. The average notes payable balances at March 31, 2016 and 2015, were $880.1 million and $841.9 million, respectively, an increase of 4.5%. As of March 31, 2016, $551.7 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.17% for the three months ended March 31, 2015 to an average of 0.43% for the three months ended March 31, 2016 (average of month-end rates). As of March 31, 2016 and 2015, one-month LIBOR was 0.43% and 0.18%, respectively.

Income Tax Expense. Income tax expense for the three months ended March 31, 2016 and 2015 was $2.9 million and $1.4 million, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 were 43.7% and 38.5%, respectively.  This increase was due to the impact of the IRS code 162(m) calculation for executive compensation during the three months ended March 31, 2016.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $20.0 million and $31.0 million in the three-month periods ended March 31, 2016 and 2015, respectively, was derived from this activity. In these same time periods, $36.9 million and $28.6 million, respectively, was used to pay down related debt. Cash flow from operating activities was $20.1 million and $20.6 million in the three-month periods ended March 31, 2016 and 2015, respectively.

At March 31, 2016, $4.7 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $44.4 million and $17.9 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 90%, by book value, of our assets were on lease at March 31, 2016 and December 31, 2015. The average utilization rate was 87% and 81% for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $700.0 million at March 31, 2016, which revolves until the maturity date of June 2019.	$539,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	294,337	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	15,719	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,739	13,082

Notes payable	861,795	878,684

Less: unamortized debt issuance costs	(11,764)	(12,595)
Total notes payable	$850,031	$866,089

At March 31, 2016 , we had a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated

Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.    This $890 million revolving credit facility has an accordion feature up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

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

At March 31, 2016, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 5.00 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2016, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Approximately $22.9 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2016:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$861,795	$22,939	$56,964	$585,343	$196,549
Interest payments under long-term debt obligations	145,062	35,287	66,663	28,428	14,684
Operating lease obligations	2,715	1,119	1,427	169	-
Total	$1,009,572	$59,345	$125,054	$613,940	$211,233

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2016 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds, resulting from an increase in the amount of equipment off-lease or a decrease in availability under our existing debt facilities, would impair our ability to sustain our level of operations. We continually discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q in “Note 1. Summary of Significant Accounting Policies” under the heading "Recent Accounting Pronouncements" and is incorporated herein by reference.

Management of Interest Rate Exposure

At March 31, 2016, $551.7 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2016, $551.7 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), our annual interest expense would increase or decrease $5.5 million.

We are also exposed to currency devaluation risk. All of our leases require payment in U.S. dollars. During the three months ended March 31, 2016, 91% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2016 and 2015.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2016 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2016 - January 31, 2016	—	$—	—	$61,779
February 1, 2016 - February 29, 2016	—	$—	—	$61,779
March 1, 2016 - March 31, 2016	200	$21.95	200	$57,389
Total	200	$21.95	200	$57,389

ITEM 5.OTHER INFORMATION

As previously disclosed in a Form 8-K filed on November 13, 2015, Donald A. Nunemaker, announced his decision to retire as President of the Company, effective March 31, 2016 or shortly thereafter.  Following a professionally conducted search and as previously disclosed in a Form 8-K filed on January 20, 2016, the Company promoted its Chief Investment Officer, Brian R. Hole, to the office of President, effective as of April 1, 2016.

As previously disclosed in a Form 8-K filed on January 25, 2016, our Chief Financial Officer, Bradley S. Forsyth, announced his resignation from the Company effective as of February 18, 2016.  While searching for a permanent replacement and as previously disclosed in a Form 8-K filed on February 5, 2016, the Company has retained the temporary services of Ernest J. Furtado, who is serving as our Interim Chief Financial Officer.  Mr. Furtado recently retired from Textainer Group Holdings Limited, where he had served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary.  Mr. Furtado is signing this Form 10-Q as he is currently performing the function of the Company's principal financial officer.

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
10.10*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.11*

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

10.12*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.13*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.14*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.15*

Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among the Company, Union Bank, N.A., as administrative agent and security agent, and certain lenders and financial institutions named therein (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on August 11, 2014).

10.16	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
10.17	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
11.1	Statement re Computation of Per Share Earnings.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ernest J. Furtado, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016

Willis Lease Finance Corporation

By:	/s/ Ernest J. Furtado
Ernest J. Furtado Interim Chief Financial Officer (Principal Accounting Officer)