Form 10-Q
period 2016-06-30
WILLIS LEASE FINANCE CORP
filed 2016-08-16
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 5, 2016
Common Stock, $0.01 par value per share	6,693,011

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2016	2015 (1)
ASSETS
Cash and cash equivalents	$21,054	$9,732
Restricted cash	38,816	33,026
Equipment held for operating lease, less accumulated depreciation of $334,390 and $316,366 at June 30, 2016 and December 31, 2015, respectively	1,081,481	1,109,168
Maintenance rights	16,774	12,140
Equipment held for sale	29,727	23,454
Operating lease related receivables, net of allowances of $938 and $912 at June 30, 2016 and December 31, 2015, respectively	14,270	13,626
Spare parts inventory	19,027	20,826
Investments	44,295	41,295
Property, equipment & furnishings, less accumulated depreciation of $5,170 and $11,102 at June 30, 2016 and December 31, 2015, respectively	16,714	20,247
Other intangible assets, net	816	932
Other assets	9,423	9,839
Total assets (2)	$1,292,397	$1,294,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$19,203	$21,665
Deferred income taxes	101,326	96,154
Notes payable	876,706	866,089
Maintenance reserves	69,273	71,054
Security deposits	24,905	25,010
Unearned lease revenue	4,834	5,090
Total liabilities (3)	1,096,247	1,085,062

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,689,244 and 7,548,395 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	67	75
Paid-in capital in excess of par	7,933	28,720
Retained earnings	188,326	180,949
Accumulated other comprehensive loss, net of income tax benefit of $93 and $275 at June 30, 2016 and December 31, 2015, respectively.	(176)	(521)
Total shareholders’ equity	196,150	209,223
Total liabilities and shareholders’ equity	$1,292,397	$1,294,285

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Errors - Consolidated Financial Statements" for further disclosure.

(2) Total assets at June 30, 2016 and December 31, 2015 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $39,012 and $33,776; Equipment,

      $322,073 and $328,118; and Other, $12,768 and $12,692, respectively.

(3) Total liabilities at June 30, 2016 and December 31, 2015 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $283,077 and $293,331, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
REVENUE
Lease rent revenue	$29,181	$25,882	$57,457	$51,142
Maintenance reserve revenue	15,514	10,477	31,333	22,916
Spare parts and equipment sales	3,673	3,716	6,305	5,867
Gain on sale of leased equipment	258	3,132	3,250	3,862
Other revenue	992	603	1,992	1,359
Total revenue	49,618	43,810	100,337	85,146

EXPENSES
Depreciation and amortization expense	16,188	17,626	32,607	35,288
Cost of spare parts and equipment sales	2,787	2,820	4,719	4,300
Write-down of equipment	1,893	3,058	3,929	3,082
General and administrative	10,685	9,112	22,437	19,084
Technical expense	1,803	2,434	3,499	4,266
Net finance costs:
Interest expense	10,397	9,860	20,405	19,427
Loss (gain) on debt extinguishment	137	—	137	(1,151)
Total net finance costs	10,534	9,860	20,542	18,276
Total expenses	43,890	44,910	87,733	84,296

Earnings (loss) from operations	5,728	(1,100)	12,604	850

Earnings from joint ventures	56	215	243	569

Income (loss) before income taxes	5,784	(885)	12,847	1,419
Income tax expense (benefit)	2,418	(399)	5,470	547
Net income (loss)	$3,366	$(486)	$7,377	$872

Basic earnings (loss) per common share:	$0.50	$(0.06)	$1.07	$0.11

Diluted earnings (loss) per common share:	$0.49	$(0.06)	$1.05	$0.11

Average common shares outstanding	6,685	7,841	6,917	7,845
Diluted average common shares outstanding	6,819	7,841	7,047	8,022

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016	2015 (1)
Net income (loss)	$3,366	$(486)	$7,377	$872

Other comprehensive income:
Currency translation adjustment	967	—	526	—
Tax expense related to items of other comprehensive income	(334)	—	(182)	—
Other comprehensive income	633	—	344	—
Total comprehensive income (loss)	$3,999	$(486)	$7,721	$872

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Six months Ended June 30, 2016 and 2015
(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income	Earnings (1)	Equity
Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,489	$216,648

Net income	—	—	—	—	872	872

Shares repurchased	(108)	(1)	(2,038)	—	—	(2,039)

Shares issued under stock compensation plans	26	1	84	—	—	85

Cancellation of restricted stock in satisfaction of withholding tax	(43)	(1)	(861)	—	—	(862)

Stock-based compensation, net of forfeitures	—	—	1,947	—	—	1,947

Tax benefit on disqualified disposition of shares	—	—	130	—	—	130

Balances at June 30, 2015	8,221	$82	$41,338	$—	$175,361	$216,781

Balances at December 31, 2015	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	7,377	7,377

Net unrealized loss from currency translation adjustment, net of tax expense of $182	—	—	—	345	—	345

Shares repurchased	(942)	(9)	(22,390)	—	—	(22,399)

Shares issued under stock compensation plans	112	1	81	—	—	82

Cancellation of restricted stock in satisfaction of withholding tax	(29)	—	(581)	—	—	(581)

Stock-based compensation, net of forfeitures	—	—	1,849	—	—	1,849

Tax benefit on disqualified disposition of shares	—	—	254	—	—	254

Balances at June 30, 2016	6,689	$67	$7,933	$(176)	$188,326	$196,150

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2016	2015 (1)
Cash flows from operating activities:
Net income	$7,377	$872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,607	35,288
Write-down of equipment	3,929	3,082
Stock-based compensation expenses	1,849	1,947
Amortization of deferred costs	2,157	2,127
Allowances and provisions	(419)	50
Gain on sale of leased equipment	(3,250)	(3,862)
Loss (gain) on extinguishment of debt	137	(1,151)
Income from joint ventures	(243)	(569)
Deferred income taxes	4,990	441
Changes in assets and liabilities:
Receivables	(225)	(5,062)
Spare parts inventory	1,799	(413)
Other assets	297	(2,722)
Accounts payable and accrued expenses	(2,322)	(3,473)
Restricted cash	(5,790)	2,341
Maintenance reserves	(1,782)	1,296
Security deposits	(105)	(464)
Unearned lease revenue	(256)	676
Net cash provided by operating activities	40,750	30,404

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	54,204	33,912
Restricted cash for investing activities	(1,345)	(15,906)
Capital contribution to joint ventures	(4,610)	(630)
Distributions received from joint ventures	1,167	—
Maintenance rights payments received	—	1,709
Purchase of equipment held for operating lease	(61,472)	(80,566)
Purchase of maintenance rights	(4,634)	5,802
Purchase of property, equipment and furnishings	(183)	(3,617)
Net cash used in investing activities	(16,873)	(59,296)

Cash flows from financing activities:
Proceeds from issuance of notes payable	55,000	118,700
Debt issuance cost	(3,755)	(13)
Interest bearing security deposit	—	(1,046)
Restricted cash from financing activities	1,345	14,137
Proceeds from shares issued under stock compensation plans	82	85
Cancellation of restricted stock units in satisfaction of withholding tax	(581)	(862)
Excess tax benefit from stock-based compensation	254	130
Repurchase of common stock	(22,399)	(2,039)
Principal payments on notes payable	(42,501)	(97,521)
Net cash provided by (used in) financing activities	(12,555)	31,571
Increase in cash and cash equivalents	11,322	2,679
Cash and cash equivalents at beginning of period	9,732	13,493
Cash and cash equivalents at end of period	$21,054	$16,172
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$18,563	$17,675
Income Taxes	$72	$79

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Signaficant Accounting Policies (c) Correction of Errors - Consolidated Financial Statements" for further disclosure.
Supplemental disclosures of non-cash investing activities:
During the six months ended June 30, 2016 and 2015, liabilities of $2,565 and $822, respectively, were incurred but not paid in connection with our purchase of aircraft and engines.
During the six months ended June 30, 2016 and 2015, engines and equipment totaling $18,371 and $15,377, respectively, were transferred from Held for Operating Lease to Held for Sale
During the six months ended June 30, 2016, an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2016 and December 31, 2015, and the results of our operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the three and six months ended June 30, 2016 and 2015. The results of operations and cash flows for the period ended June 30, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016.

(b)    Principles of Consolidation:

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

(c)   Correction of Immaterial Errors – Consolidated Financial Statements:

During the second quarter of 2016 the Company determined that its financial statements for the years ended December 31, 2015, 2014 and 2013 and for prior years and for the quarter ended March 31, 2016 contained errors resulting from the incorrect accounting for equipment purchased with in-place leases. The Company previously did not identify, measure and account for maintenance rights acquired.   The Company’s accounting policy for maintenance rights is described below as note 1(d).  Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99).  Based on such evaluation, we have concluded that these corrections would not be material to any individual prior period and have corrected such balances herein.

The associated correcting entries were recorded in the respective period starting with the opening consolidated balance sheet of December 31, 2015.  The Consolidated Balance Sheet as of December 31, 2015 presented herein has been revised as follows: decrease in Equipment Held for Operating Lease by $13.7 million, increase in Maintenance Rights by $12.1 million, decrease in Deferred Income Taxes by $0.6 million and decrease retained earnings by $1.1 million as of December 31, 2015.

The adjustments to the previously reported Consolidated Statement of Income for the three and six month periods ending June 30, 2015 were as follows: a decrease in Maintenance Reserve Revenue of nil and $1.7 million, respectively, an increase (decrease) in Gain on Sale of Leased Equipment of ($0.1 million) and $34,000, respectively, a decrease in Depreciation and Amortization expense of $42,000 and $0.1 million, respectively, and an increase in Income Tax Benefit of $0.4 million, a decrease in Income Tax Benefit of $3,000 and a decrease in Income Tax Expense of $0.5 million, an increase (decrease) in net income of $6,000 and ($0.9 million), respectively, and a decrease in basic and diluted earnings per share of nil and $(0.12), respectively.

The adjustments to the previously reported Consolidated Statement of cash flows for the six month periods ending June 30, 2015 were as follows: a decrease in cash provided by operating income of $1.7 million and a decrease in the cash used by investing activities of $1.7 million.

There were other immaterial out of period adjustments recorded that affected lease rent revenue, spare part sales revenue and expense and general and administrative expenses for the three and six month months ended June 30, 2016 and 2015 as well as accounts receivable at June 30, 2016.

(d) Maintenance rights

We identify, measure and account for maintenance right assets and liabilities associated with acquisitions of equipment with in-place leases. A maintenance right asset represents the fair value of the contractual right under a lease to receive equipment in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company's obligation to pay the lessee for the difference between the lease-end contractual maintenance condition of the equipment and the actual maintenance condition of the equipment on the acquisition date.  The equipment condition at the end of the lease term may result in either overhaul work being performed by the lessee to meet the required return condition or a financial settlement.

When a capital event is performed on the equipment by the lessee, which satisfies their maintenance right obligation, the maintenance rights are added to the equipment basis and depreciated to the next capital event.  When equipment is sold before the end of the pre-existing lease, the maintenance rights are applied against any accumulated maintenance reserves, if paid by the lessee, and the remaining balance is applied to the disposition gain or loss.  When a lease terminates, an end of lease true-up is performed and the maintenance right is applied against the accumulated maintenance reserves or, for non-reserve lessees the final settlement payment, and any remaining net maintenance right is recorded in the income statement.

Maintenance right assets were $16.8 million and $12.1 million as of June 30, 2016 and December 31, 2015, respectively.

(e)    Fair Value Measurements:

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 and 2015, and the losses recorded during the six months ended June 30, 2016 and 2015 on those assets:

	Assets at Fair Value								Total Losses
	June 30, 2016				June 30, 2015				Six Months Ended June 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2016	2015
	(in thousands)								(in thousands)
Equipment held for lease	$758	$—	$758	$—	$2,422	$—	$2,422	$—	$(1,893)	$(3,082)
Equipment held for sale	1,448	—	1,448	—	—	—	—	—	(2,036)	—
Total	$2,206	$—	$2,206	$—	$2,422	$—	$2,422	$—	$(3,929)	$—

At June 30, 2016, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of equipment totaling $3.9 million was recorded during the six months ended June 30, 2016, of which $2.0 million was recorded due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further writedown of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.   Write-downs of equipment totaling $3.1 million were recorded in the six months ended June 30, 2015 due to a management decision to consign two engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out.

(f)    Reclassifications:

Reclassifications have been made to our consolidated financial statements for the prior periods to conform to classifications used during the three and six months ended June 30, 2016.

(g)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at June 30, 2016. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(h)    Recent Accounting Pronouncements:

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

In April 2015, the FASB issued ASU. 2015-03, "Simplifying the Presentation of Debt Issuance Costs".  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. We have adopted ASU 2015-03 during the six-month period ended June 30, 2016. Other assets and Long-term debt, net of discount have been revised as of December 31, 2015 to reflect the retroactive reclassification of $12.6 million of debt issuance costs that have been reclassified from Other assets to Notes payable.

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

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments, maintenance rights and bad debts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3. Commitments

We have made a purchase commitment to secure the purchase of an engine and related equipment for a gross purchase price of $26.9 million, for delivery in 2016.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has increased to $29.9 million as of June 30, 2016 as a result of the Company making a $4.6 million capital contributions to WMES, receiving $1.2 million in distributions, recording $1.2 million as deferred gain as a result of the Company selling four engines to WMES and the Company’s share of WMES reported income of $0.4 million during the six months ended June 30, 2016.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has increased to $14.4 million as of June 30, 2016 as a result of a foreign currency translation adjustment of $0.5 million partially offset by the Company’s share of CASC Willis reported loss of $0.1 million during the six months ended June 30, 2016.

Six Months Ended June 30, 2016	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Capital contribution	4,610	—	4,610
Earnings from joint venture	367	(124)	243
Deferred gain on engine sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign Currency Translation Adjustment	—	526	526
Investment in joint ventures as of June 30, 2016	$29,870	$14,425	$44,295

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.5 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio.   “Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.1 million and $0.8 million during the six months ended June 30, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio.   “Gain on sale of leased equipment” on the Consolidated Statement of Income includes $1.2 million for the six months ended June 30, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES, we deferred an incremental $1.2 million gain to our investment which is being amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Revenue	$7,752	$6,532
Expenses	7,209	6,023
WMES net income	$543	$509

	Six Months Ended June 30,
	2016	2015

	(in thousands)
Revenue	$16,998	$12,930
Expenses	16,390	11,750
WMES net income	$608	$1,180

	June 30,	December 31,
	2016	2015
	(in thousands)
Total assets	$307,152	$256,126
Total liabilities	238,790	195,258
Total WMES net equity	$68,362	$60,868

5.  Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at June 30, 2016, which revolves until the maturity date of April 2021.	$574,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	289,488	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	15,300	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,395	13,082

Notes payable	891,183	878,684

Less: unamortized debt issuance costs	(14,477)	(12,595)
Total notes payable	$876,706	$866,089

We maintain a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following is a summary of the aggregate maturities of our long-term debt at June 30, 2016:

Year	(in thousands)
2016	$11,480
2017	23,624
2018	33,294
2019	23,430
2020	23,031
Thereafter	776,324
$891,183

6.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of

Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,390,357 shares of restricted stock were granted under the 2007 Stock Incentive Plan by June 30, 2016. Of this amount, 155,579 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 565,222 shares which were available as of June 30, 2016 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2015 and the six months ended June 30, 2016.

Shares
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 3 years)	125,000
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting on first anniversary from date of issuance)	16,440
Vested in 2015	(275,201)
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 1 year)	18,395
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	75,000
Granted in 2016 (vesting over 4 years)	13,250
Vested in 2016	(102,523)
Cancelled in 2016	(20,211)
Restricted stock at June 30, 2016	400,506

All cancelled shares have reverted to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At June 30, 2016, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.8 years totals $5.4 million. At June 30, 2016, the intrinsic value of unvested restricted stock awards is $8.9 million. The 2007 Plan terminates on May 24, 2017.

7.  Income Taxes

Income tax expense for the three and six months ended June 30, 2016 was $2.4 million and $5.5 million, respectively.  Income tax (benefit) expense for the three and six months ended June 30, 2015 was ($0.4 million) and $0.5 million respectively.  The effective tax rates for the three month and six months ended June 30, 2016 were 41.8% and 42.6%, respectively.  The effective tax rate for the three and six months ended June 30, 2015 was 45.1% and 38.5%, respectively. The increase in the effective tax rate was primarily due to the impact of the IRS code 162(m) calculation for executive compensation for the three months ended June 30, 2016.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2016 and December 31, 2015 was estimated to have a fair value of approximately $864.1 million and $890.1 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended June 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$29,181	$—	$—	$29,181
Maintenance reserve revenue	15,514	—	—	15,514
Spare parts and equipment sales	900	2,773	—	3,673
Gain on sale of leased equipment	258	—	—	258
Other revenue	972	590	(570)	992
Total revenue	46,825	3,363	(570)	49,618

Expenses:
Depreciation and amortization expense	16,103	85	—	16,188
Cost of spare parts and equipment sales	648	2,139	—	2,787
General and administrative	9,958	727	—	10,685
Net finance costs	10,414	120	—	10,534
Other expense	3,696	—	—	3,696
Total expenses	40,819	3,071	—	43,890

Earnings from operations	$6,006	$292	$(570)	$5,728

	Leasing and
For the six months ended June 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$57,457	$—	$—	$57,457
Maintenance reserve revenue	31,333	—	—	31,333
Spare parts and equipment sales	900	5,405	—	6,305
Gain on sale of leased equipment	3,250	—	—	3,250
Other revenue	1,905	948	(861)	1,992
Total revenue	94,845	6,353	(861)	100,337

Expenses:
Depreciation and amortization expense	32,440	167	—	32,607
Cost of spare parts and equipment sales	648	4,071	—	4,719
General and administrative	20,938	1,499	—	22,437
Net finance costs	20,327	215	—	20,542
Other expense	7,428	—	—	7,428
Total expenses	81,781	5,952	—	87,733

Earnings from operations	$13,064	$401	$(861)	$12,604

(1) Represents revenue generated between our operating segments

	Leasing and
For the three months ended June 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$25,882	$—	$—	$25,882
Maintenance reserve revenue	10,477	—	—	10,477
Spare parts and equipment sales	850	2,866	—	3,716
Gain on sale of leased equipment	3,132	—	—	3,132
Other revenue	583	100	(80)	603
Total revenue	40,924	2,966	(80)	43,810

Expenses:
Depreciation and amortization expense	17,554	72	—	17,626
Cost of spare parts and equipment sales	620	2,200	—	2,820
General and administrative	8,390	722	—	9,112
Net finance costs	9,756	104	—	9,860
Other expense	5,492	—	—	5,492
Total expenses	41,812	3,098	—	44,910

Earnings from operations	$(888)	$(132)	$(80)	$(1,100)

	Leasing and
For the Six months ended June 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$51,142	$—	$—	$51,142
Maintenance reserve revenue	22,916	—	—	22,916
Spare parts and equipment sales	850	5,017	—	5,867
Gain on sale of leased equipment	3,862	—	—	3,862
Other revenue	1,199	396	(236)	1,359
Total revenue	79,969	5,413	(236)	85,146

Expenses:
Depreciation and amortization expense	35,144	144	—	35,288
Cost of spare parts and equipment sales	620	3,680	—	4,300
General and administrative	17,729	1,355	—	19,084
Net finance costs	18,082	194	—	18,276
Other expense	7,348	—	—	7,348
Total expenses	78,923	5,373	—	84,296

Earnings from operations	$1,046	$40	$(236)	$850

(1) Represents revenue generated between our operating segments

Total assets as of June 30, 2016	$1,267,186	$25,211	$—	$1,292,397

Total assets as of December 31, 2015	$1,267,414	$26,871	$—	$1,294,285

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

Results of Operations

Three months ended June 30, 2016, compared to the three months ended June 30, 2015:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2016 increased 12.7% to $29.2 million from the comparable period in 2015. This increase primarily reflects a higher average portfolio utilization in the current period, which translated into higher percentage of lease rent revenue earning assets. The aggregate net book value of lease equipment at June 30, 2016 and 2015 was $1,081.5 million and $1,059.5 million, respectively, an increase of 3.3%. The average utilization for the three months ended June 30, 2016 and 2015 was 90% and 84%, respectively. At June 30, 2016 and 2015, approximately 91% and 87%, respectively, of equipment held for lease by book value was on lease.

During the three months ended June 30, 2016, we added $22.6 million of equipment and capitalized costs to the lease portfolio. During the three months ended June 30, 2015, we added $71.1 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2016 increased 48.1% to $15.5 million from $10.5 million for the comparable period in 2015. The increase was due to higher maintenance reserve revenues related to the termination of three long term leases resulting in $6.2 million of maintenance revenue and higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in the three months ended June 30, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended June 30, 2016 were $3.7 million compared to $3.7 million for the three months ended June 30 2015.  Equipment sales were $0.9 million in both the three months ended June 30, 2016 and the comparable 2015 period from the sale of an airframe and an engine, respectively.   Spare parts sales for the three months ended June 30, 2016 were $2.8 million compared to $2.9 million in the comparable period in 2015.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2016, we sold one engines and other related equipment generating a net gain of $0.3 million. During the three months ended June 30, 2015, we sold one engine and sold other related equipment generating a net gain of $3.1 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $1.0 million from $0.6 million for the comparable period in 2015 primarily due to an increase in fees earned related to engines managed on behalf of third parties.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 8.2% to $16.2 million for the three months ended June 30, 2016 from $17.6 million in the comparable period in 2015, due to a change in the portfolio mix associated with our ongoing portfolio management efforts.  As of July 1, 2015, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2015 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales were $2.8 million for both the three months ended June 30, 2016 and the three months ended June 30, 2015. Cost of equipment sales were $0.6 million in both the three months ended June 30, 2016 and the comparable 2015 period.   Cost of spare parts sales for the three months ended June 30, 2016 were $2.1 million compared to $2.2 million in the comparable period in 2015.   Gross margin on parts sales for the three months ended June 30, 2016 quarter was 22.9% compared to 23.2% for the comparable period in 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment.   Write-down of equipment was $1.9 million and $3.1 million in the three months ended June 30, 2016 and 2015, respectively.  A writedown of $1.9 million was recorded in the three months ended June 30, 2016 due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.   A write-down of equipment totaling $3.1 was recorded in the three months ended June 30, 2015 due to a management decision to consign an engine for part-out and sale, in which the asset’s net book value exceeds the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 17.3% to $10.7 million for the three months ended June 30, 2016, from $9.1 million in the comparable period in 2015, due primarily to higher contingency bonus of $1.4 million resulting from improved operating profits.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 25.9% to $1.8 million for the three months ended June 30, 2016 compared to the year ago period due to lower engine technical services expense ($0.2 million) due to lower engine returns, lower thrust lease rental fees ($0.2 million) and reduced engine freight expense ($0.1 million) due to less engines off lease.

Net Finance Costs. Net finance costs increased 6.8% to $10.5 million for the three months ended June 30, 2016, from $9.9 million in the comparable period in 2015, due primarily to higher interest expense due to higher average debt balances in the current quarter compared to the year ago period. The average notes payable balances at June 30, 2016 and 2015, were $884.6 million and $851.0 million, respectively, an increase of 3.9%. As of June 30, 2016, $586.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.18% for the three months ended June 30, 2015 to an average of 0.45% for the three months ended June 30, 2016 (average of month-end rates). As of June 30, 2016 and 2015, one-month LIBOR was 0.45% and 0.19%, respectively.

Income Tax Expense. Income tax expense (benefit) for the three months ended June 30, 2016 and 2015 was $2.4 million and ($0.4 million), respectively. The effective tax rates for the three months ended June 30, 2016 and 2015 were 41.8% and 45.1%, respectively.  This decrease was due to the impact of the IRS code 162(m) calculation for executive compensation during the three months ended June 30, 2016.

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

Six months ended June 30, 2016, compared to the six months ended June 30, 2015:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2016 increased 12.3% to $57.5 million from the comparable period in 2015. This increase primarily reflects a higher average portfolio utilization in the current period, which translated into a higher percentage of Lease rent revenue earning assets. The aggregate net book value of lease equipment at June 30, 2016 and 2015 was $1,081.5 million and $1,059.5 million, respectively, an increase of 3.3%. The average utilization for the six months ended June 30, 2016 and 2015 was 89% and 83%, respectively. At June 30, 2016 and 2015, approximately 91% and 87%, respectively, of equipment held for lease by book value was on lease.

During the six months ended June 30, 2016, we added $64.2 million of equipment and capitalized costs to the lease portfolio. During the six months ended June 30, 2015, we added $73.8 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2016 increased 36.7% to $31.3 million from $22.9 million for the comparable period in 2015. The increase was due to higher maintenance reserve revenues related to the termination of long term leases and higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in the six months ended June 30, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the six months ended June 30, 2016 were $6.3 million compared to $5.9 million in the comparable period in 2015.  Equipment sales were $0.9 million in both the six months ended June 30, 2016 and the comparable 2015 period from the sale of an airframe and an engine, respectively.   Spare parts sales for the six months ended June 30, 2016 were $5.4 million compared to $5.0 million in the comparable period in 2015.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2016, we sold one airframe, seven engines and other related equipment generating a net gain of $3.3 million. During the six months ended June 30, 2015, we sold one engine and sold other related equipment generating a net gain of $3.9 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $2.0 million from $1.4 million for the comparable period in 2015 primarily due to an increase in fees earned related to engines managed on behalf of third parties.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 7.6% to $32.6 million for the six months ended June 30, 2016 from $35.3 million in the comparable period in 2015, due to a change in portfolio mix associated with our ongoing portfolio management efforts.  As of July 1, 2015, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2015 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales was $4.7 million for the six months ended June 30, 2016 compared to $4.3 million for the comparable period in 2015. Cost of equipment sales were $0.6 million in both the six months ended June 30, 2016 and the comparable 2015 period.   Cost of spare parts sales for the six months ended June 30, 2016 were $4.1 million compared to $3.7 million in the comparable period in 2015.   Gross margin on parts sales for the six months ended June 30, 2016 quarter was 24.7% compared to 26.6% for the comparable period in 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment.   Write-down of equipment was $3.9 million and $3.1 million in the six months ended June 30, 2016 and 2015, respectively.  A write-down of equipment totaling $2.0 million was recorded in the six months ended June 30, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further writedown of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.   Write-downs of equipment totaling $3.1 million were recorded in the six months ended June 30, 2015 due to a management decision to consign two engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out.

General and Administrative Expenses. General and administrative expenses increased 17.6% to $22.4 million for the six months ended June 30, 2016, from $19.1 million in the comparable period in 2015, due primarily to higher  contingency bonus ($1.9 million) resulting from improved operating profits, increased legal expense ($0.8 million), and higher salary expense ($0.7 million) due to increased head count.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 18.0% to $3.5 million for the six months ended June 30, 2016 compared to the year ago period due to lower engine technical services expense ($0.4 million) due to decreased engine returns, lower engine thrust rental fees ($0.3 million) and lower engine storage fees ($0.1 million).

Net Finance Costs. Net finance costs increased 12.4% to $20.5 million for the six months ended June 30, 2016, from $18.3 million in the comparable period in 2015, due primarily to a gain on the extinguishment of debt of $1.2 million recorded during the six months ended June 30, 2015 and higher interest expense due to higher average debt balances in the six months ended June 30, 2016 compared to the year ago period. The average notes payable balances at June 30, 2016 and 2015, were $882.4 million and $846.5 million, respectively, an increase of 4.2%. As of June 30, 2016, $586.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.18% for the six months ended June 30, 2015 to an average of 0.44% for the six months ended June 30, 2016 (average of month-end rates). As of June 30, 2016 and 2015, one-month LIBOR was 0.47% and 0.19%, respectively.

Income Tax Expense. Income tax expense for the six months ended June 30, 2016 and 2015 was $5.5 million and $0.5 million, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 42.6% and 38.5%, respectively.  This increase was due to the impact of the IRS code 162(m) calculation for executive compensation during the six months ended June 30, 2016.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $55.0 million and $118.7 million in the six-month periods ended June 30, 2016 and 2015, respectively, was derived from this activity. In these same time periods, $42.5 million and $97.5 million, respectively, was used to pay down related debt. Cash flow from operating activities was $40.8 million and $30.4 million in the six-month periods ended June 30, 2016 and 2015, respectively.

At June 30, 2016, $3.5 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $61.5 million and $80.6 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 90%, by book value, of our assets were on lease at June 30, 2016 and December 31, 2015. The average utilization rate was 89% and 83% for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Notes payable consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at June 30, 2016, which revolves until the maturity date of April 2021.	$574,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	289,488	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	15,300	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,395	13,082

Notes payable	891,183	878,684

Less: unamortized debt issuance costs	(14,477)	(12,595)
Total notes payable	$876,706	$866,089

We have a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.    This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  Quarterly, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

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

At June 30, 2016, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2016, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Approximately $23.2 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2016:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$891,183	$23,232	$57,027	$620,207	$190,717
Interest payments under long-term debt obligations	140,430	36,425	68,846	23,096	12,063
Operating lease obligations	2,388	1,012	1,280	96	-
Purchase obligations	26,900	26,900	-	-	-
Total	$1,060,901	$87,569	$127,153	$643,399	$202,780

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at June 30, 2016 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in leverage and in the rates for one-month LIBOR.

We have made purchase commitments to secure purchase of four engines and related equipment for a gross purchase price of $26.9 million for delivery in the second half of 2016.

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

Cash flow provided from operating activities was $40.8 million and $30.4 million in the six-month periods ended June 30, 2016 and 2015, respectively.  The increase was primarily due to the increase in net income and income from joint ventures.

Cash flow used by investing activities was $16.9 million and $59.3 million in the six-month periods ended June 30, 2016 and 2015, respectively.  The decrease was primarily due to the increase in proceeds from the sale of equipment and change in restricted cash.

Cash flow provided (used) from financing activities was ($12.9 million) and $31.6 million in the six-month periods ended June 30, 2016 and 2015, respectively.  The decrease was primarily due to the increase in the repurchase of common stock.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q in “Note 1. Summary of Significant Accounting Policies” under the heading "Recent Accounting Pronouncements" and is incorporated herein by reference.

Management of Interest Rate Exposure

At June 30, 2016, $586.4 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2016, $586.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt (net of derivative instruments), our annual interest expense would increase or decrease $5.9 million.

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the six months ended June 30, 2016, 90% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2016 and 2015.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended June 30, 2016 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
April 1, 2016 - April 30, 2016	116	$22.69	116	$54,750
May 1, 2016 - May 31, 2016	361	$24.07	361	$46,067
June 1, 2016 - June 30, 2016	265	$24.07	265	$39,444
Total	742	$24.96	742	$39,444

ITEM 5.OTHER INFORMATION

As previously disclosed in a Form 8-K filed on May 24, 2016, Scott B. Flaherty joined the Company as its Senior Vice President and Chief Financial Officer beginning June 6, 2016.   Prior to joining the Company, Mr. Flaherty held the position of Senior Vice President of Finance and Chief Financial Officer at Colt Defense LLC, where he was employed from May 2009 to March 2016.  Prior to joining Colt Defense LLC, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group, for various industries.  Prior to joining Banc of America Securities in 2001, Mr. Flaherty was an investment banker at Credit Suisse First Boston.  He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation from 1987 to 1995.  Mr. Flaherty received a BS from Worcester Polytechnic Institute and an MBA from the Leonard N. Stern School of Business at New York University.

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2016).
10.8	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).
10.9	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to Form 8-K filed on June 19, 2013).

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

10.15*

Third Amended and Restated Credit Agreement, dated as of April 20, 2016, among the Company, MUFG Union Bank, N.A. as administrative agent and security agent, and certain other lenders and financial institutions named therein.

10.16	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
10.17	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.1 filed on February 16, 2016).
11.1	Statement re Computation of Per Share Earnings.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty Chief Financial Officer (Principal Accounting Officer)