Form 10-Q
period 2016-09-30
WILLIS LEASE FINANCE CORP
filed 2016-11-09
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 2, 2016
Common Stock, $0.01 par value per share	6,489,618

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2016	2015 (1)
ASSETS
Cash and cash equivalents	$10,653	$9,732
Restricted cash	28,217	33,026
Equipment held for operating lease, less accumulated depreciation of $350,595 and $316,366 at September 30, 2016 and December 31, 2015, respectively	1,118,202	1,109,168
Maintenance rights	16,774	12,140
Equipment held for sale	13,899	23,454
Operating lease related receivables, net of allowances of $761 and $912 at September 30, 2016 and December 31, 2015, respectively	12,128	13,626
Spare parts inventory	19,235	20,826
Investments	43,314	41,295
Property, equipment & furnishings, less accumulated depreciation of $5,512 and $11,102 at September 30, 2016 and December 31, 2015, respectively	16,545	20,247
Intangible assets, net	758	932
Other assets	11,603	9,839
Total assets (2)	$1,291,328	$1,294,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,700	$21,665
Deferred income taxes	102,788	96,154
Notes payable	885,643	866,089
Maintenance reserves	61,160	71,054
Security deposits	24,530	25,010
Unearned lease revenue	5,033	5,090
Total liabilities (3)	1,094,854	1,085,062

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,576,369 and 7,548,395 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	66	75
Paid-in capital in excess of par	5,940	28,720
Retained earnings	192,311	180,949
Accumulated other comprehensive loss, net of income tax benefit of $974 and $275 at September 30, 2016 and December 31, 2015, respectively.	(1,843)	(521)
Total shareholders’ equity	196,474	209,223
Total liabilities and shareholders’ equity	$1,291,328	$1,294,285

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors -

     Consolidated Financial Statements" for further disclosure.

(2) Total assets at September 30, 2016 and December 31, 2015 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $28,427 and $33,776; Equipment,

      $316,206 and $328,118; and Other, $3,901 and $6,329 respectively.

(3) Total liabilities at September 30, 2016 and December 31, 2015 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $278,426 and $293,331, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
REVENUE
Lease rent revenue	$31,270	$28,055	$88,727	$79,197
Maintenance reserve revenue	14,229	16,119	45,562	39,035
Spare parts and equipment sales	4,160	9,133	10,465	15,000
Gain on sale of leased equipment	180	3,804	3,430	7,666
Other revenue	1,622	619	3,614	1,978
Total revenue	51,461	57,730	151,798	142,876

EXPENSES
Depreciation and amortization expense	16,628	17,102	49,235	52,390
Cost of spare parts and equipment sales	3,066	5,919	7,785	10,219
Write-down of equipment	1,995	5,498	5,924	8,580
General and administrative	12,257	11,742	34,694	30,826
Technical expense	1,414	3,570	4,913	7,836
Net finance costs:
Interest expense	10,230	9,805	30,635	29,232
Loss (gain) on debt extinguishment	—	—	137	(1,151)
Total net finance costs	10,230	9,805	30,772	28,081
Total expenses	45,590	53,636	133,323	137,932

Earnings from operations	5,871	4,094	18,475	4,944

Earnings from joint ventures	631	558	874	1,127

Income before income taxes	6,502	4,652	19,349	6,071
Income tax expense	2,517	2,101	7,987	2,648
Net income	$3,985	$2,551	$11,362	$3,423

Basic earnings per common share:	$0.63	$0.33	$1.69	$0.44

Diluted earnings per common share:	$0.62	$0.32	$1.66	$0.43

Average common shares outstanding	6,307	7,839	6,711	7,843
Diluted average common shares outstanding	6,448	7,963	6,849	8,011

(1) Certain amounts include adjustments to prior periods see "Note 1.  Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015 (1)	2016	2015 (1)
Net income	$3,985	$2,551	$11,362	$3,423

Other comprehensive income:
Currency translation adjustment	(2,547)	(304)	(2,021)	(304)
Tax benefit related to items of other comprehensive income	881	104	699	104
Other comprehensive income	(1,666)	(200)	(1,322)	(200)
Total comprehensive income	$2,319	$2,351	$10,040	$3,223

(1) Certain amounts include adjustments to prior periods see "Note 1.

     Summary of Significant Accounting Policies (c) Correction of

     Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Nine months Ended September 30, 2016 and 2015
(In thousands, unaudited)

	Issued and
	Outstanding			Accumulated
	Shares of		Paid-in	Other		Total
	Common	Common	Capital in	Comprehensive	Retained	Shareholders’
	Stock	Stock	Excess of par	Income	Earnings (1)	Equity
Balances at December 31, 2014	8,346	$83	$42,076	$—	$174,489	$216,648

Net income	—	—	—	—	3,423	3,423

Net unrealized loss from currency translation adjustment, net of tax benefit of $104	—	—	—	(200)	—	(200)

Shares repurchased	(208)	(2)	(3,648)	—	—	(3,650)

Shares issued under stock compensation plans	207	3	516	—	—	519

Cancellation of restricted stock in satisfaction of withholding tax	(64)	(1)	(1,100)	—	—	(1,101)

Stock-based compensation, net of forfeitures	—	—	2,961	—	—	2,961

Tax benefit on disqualified disposition of shares	—	—	75	—	—	75

Balances at September 30, 2015	8,281	$83	$40,880	$(200)	$177,912	$218,675

Balances at December 31, 2015	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	11,362	11,362

Net unrealized loss from currency translation adjustment, net of tax benefit of $699	—	—	—	(1,322)	—	(1,322)

Shares repurchased	(1,058)	(10)	(25,012)	—	—	(25,022)

Shares issued under stock compensation plans	127	1	154	—	—	155

Cancellation of restricted stock in satisfaction of withholding tax	(41)	—	(866)	—	—	(866)

Stock-based compensation, net of forfeitures	—	—	2,755	—	—	2,755

Tax benefit on disqualified disposition of shares	—	—	189	—	—	189

Balances at September 30, 2016	6,576	$66	$5,940	$(1,843)	$192,311	$196,474

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors -

     Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015 (1)
Cash flows from operating activities:
Net income	$11,362	$3,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,235	52,390
Write-down of equipment	5,924	8,580
Stock-based compensation expenses	2,755	2,961
Amortization of deferred costs	3,231	3,254
Allowances and provisions	(597)	181
Gain on sale of leased equipment	(3,430)	(7,666)
Loss (gain) on extinguishment of debt	137	(1,151)
Income from joint ventures	(874)	(1,127)
Deferred income taxes	7,332	2,429
Changes in assets and liabilities:
Receivables	2,094	(8,049)
Spare parts inventory	1,116	1,843
Other assets	(664)	(1,221)
Accounts payable and accrued expenses	(1,729)	(7,740)
Restricted cash	3,409	10,238
Maintenance reserves	(9,895)	3,315
Security deposits	(479)	5,204
Unearned lease revenue	(57)	773
Net cash provided by operating activities	68,870	67,637

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	61,825	39,300
Restricted cash for investing activities	55	(11,222)
Capital contribution to joint ventures	(5,545)	(630)
Distributions received from joint ventures	1,167	1,304
Maintenance rights payments received	—	1,709
Purchase of equipment held for operating lease	(113,249)	(137,959)
Purchase of maintenance rights	(4,634)	5,802
Purchase of property, equipment and furnishings	(357)	(3,734)
Net cash used in investing activities	(60,738)	(105,430)

Cash flows from financing activities:
Proceeds from issuance of notes payable	87,000	140,700
Debt issuance cost	(3,808)	(13)
Restricted cash from financing activities	1,345	25,359
Proceeds from shares issued under stock compensation plans	155	519
Cancellation of restricted stock units in satisfaction of withholding tax	(866)	(1,101)
Excess tax benefit from stock-based compensation	189	75
Repurchase of common stock	(25,022)	(3,650)
Principal payments on notes payable	(66,204)	(128,344)
Net cash provided by (used in) financing activities	(7,211)	33,545
Increase in cash and cash equivalents	921	(4,248)
Cash and cash equivalents at beginning of period	9,732	13,493
Cash and cash equivalents at end of period	$10,653	$9,245
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$27,855	$26,637
Income Taxes	$137	$99

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Signaficant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements"  for further disclosure.

Supplemental disclosures of non-cash investing activities:
During the nine months ended September 30, 2016 and 2015, liabilities of $3,089 and $3,260, respectively, were incurred but not paid in connection with our purchase of aircraft and engines.
During the nine months ended September 30, 2016 and 2015, engines and equipment totaling $9,266 and $19,654, respectively, were transferred, net from Held for Operating Lease to Held for Sale.
During the nine months ended September 30, 2016, an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2016 and December 31, 2015, and the results of our operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations and cash flows for the period ended September 30, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016.

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

The associated correcting entries were recorded in the respective period starting with the opening consolidated balance sheet of December 31, 2015.  The Consolidated Balance Sheet as of December 31, 2015 presented herein has been revised as follows: decrease in Equipment Held for Operating Lease by $13.7 million, increase in Maintenance Rights by $12.1 million, decrease in Deferred Income Taxes by $0.6 million and decrease in retained earnings by $1.1 million as of December 31, 2015.

The adjustments to the previously reported Consolidated Statement of Income for the three and nine month periods ending September 30, 2015 were as follows: a decrease in Maintenance Reserve Revenue of nil and $1.7 million, respectively;  a decrease in Gain on Sale of Leased Equipment of nil and $34,000, respectively;  an increase (decrease) in Depreciation and Amortization expense of $13,000 and ($72,000), respectively; and a decrease in Income Tax Expense of $15,000 and $0.5 million, a decrease in net income of $26,000 and $1.0 million, respectively; and a decrease in basic and diluted earnings per share of nil and $0.12, respectively.

The adjustments to the previously reported Consolidated Statement of cash flows for the nine month periods ending September 30, 2015 were as follows: a decrease in cash provided by operating income of $1.7 million; and a decrease in the cash used by investing activities of $1.7 million.

There were other immaterial out of period adjustments recorded that affected lease rent revenue, spare part sales revenue and expense and general and administrative expenses for the nine month months ended September 30, 2016 and 2015.

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

Maintenance right assets were $16.8 million and $12.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 and 2015, and the losses recorded during the nine months ended September 30, 2016 and 2015 on those assets:

	Assets at Fair Value								Total Losses
	September 30, 2016				September 30, 2015				Nine Months Ended September 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2016	2015
	(in thousands)								(in thousands)
Equipment held for lease	$337	$—	$337	$—	$1,555	$—	$1,555	$—	$(1,893)	$(1,936)
Equipment held for sale	589	—	589	—	7,477	—	7,477	—	(3,556)	(6,644)
Spare parts inventory	1,731	—	1,731	—	—	—	—	—	(475)	—
Total	$2,657	$—	$2,657	$—	$9,032	$—	$9,032	$—	$(5,924)	$(8,580)

At September 30, 2016, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of equipment totaling $5.9 million was recorded during the nine months ended September 30, 2016, of which $2.0 million was recorded due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  An additional asset write-down of $2.0 million was recorded in the nine months ended September 30, 2016 based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts. A further writedown of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.

A write-down of equipment totaling $5.5 million was recorded in the nine month period ended September 30, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets net book value exceeds the estimated proceeds from part-out. A further write-down of equipment totaling $3.1 million was recorded in the three months ended September 30, 2015 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

(f)    Reclassifications:

Reclassifications have been made to our consolidated financial statements for the prior periods to conform to classifications used during the three and nine months ended September 30, 2016.

(g)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at September 30, 2016. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(h)    Recent Accounting Pronouncements:

In March 2016, the FASB issued ASU  No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2017, with early application permitted. The Company is currently evaluating the impact that the guidance will have on the Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU. 2015-03, "Simplifying the Presentation of Debt Issuance Costs".  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. We have adopted ASU 2015-03 during the nine-month period ended September 30, 2016. Other assets and Long-term debt, net of discount have been revised as of December 31, 2015 to reflect the retroactive reclassification of $12.6 million of debt issuance costs that have been reclassified from Other assets to Notes payable.

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

3.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has increased to $31.4 million as of September 30, 2016 as a result of the Company making $5.5 million in capital contributions to WMES, receiving $1.2 million in distributions, recording $1.2 million as deferred gain as a result of the Company selling four engines to WMES and the Company’s share of WMES reported income of $0.9 million during the nine months ended September 30, 2016.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation Limited (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. In October 2014, each partner made a $15.0 million initial capital contribution representing the up-front funding for the new joint venture.  The new company will acquire and lease jet engines to Chinese airlines and will concentrate on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China.   The investment has decreased to $11.9 million as of September 30, 2016 as a result of a foreign currency translation adjustment of $2.0 million and by the Company’s share of CASC Willis reported loss of $0.1 million during the nine months ended September 30, 2016.

Nine Months Ended September 30, 2016	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Capital contribution	5,545	—	5,545
Earnings from joint venture	929	(55)	874
Deferred gain on engine sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign currency translation adjustment	—	(2,021)	(2,021)
Investment in joint ventures as of September 30, 2016	$31,367	$11,947	$43,314

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.5 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively, related to the

servicing of engines for the WMES lease portfolio.   “Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.3 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio.   “Gain on sale of leased equipment” on the Consolidated Statement of Income includes $1.2 million for the nine months ended September 30, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES, we deferred an incremental $1.2 million gain to our investment which is being amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Revenue	$8,549	$7,067
Expenses	7,496	6,302
WMES net income	$1,053	$765

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Revenue	$25,547	$19,997
Expenses	23,886	18,052
WMES net income	$1,661	$1,945

	September 30,	December 31,
	2016	2015
	(in thousands)
Total assets	$292,412	$256,126
Total liabilities	221,127	195,258
Total WMES net equity	$71,285	$60,868

4.  Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at September 30, 2016, which revolves until the maturity date of April 2021.	$588,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	284,549	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	14,879	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,052	13,082

Notes payable	899,480	878,684

Less: unamortized debt issuance costs	(13,837)	(12,595)
Total notes payable	$885,643	$866,089

We maintain a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  The interest rate is adjusted quarterly, based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following is a summary of the aggregate maturities of our long-term debt at September 30, 2016:

Year	(in thousands)
2016	$5,777
2017	23,624
2018	33,294
2019	23,430
2020	23,031
Thereafter	790,324
$899,480

5.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation, available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,400,357 shares of restricted stock were granted under the 2007 Stock Incentive Plan by September 30, 2016. Of this amount, 155,579 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 555,222 shares which were available as of September 30, 2016 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2015 and the nine months ended September 30, 2016.

Shares
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 3 years)	125,000
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting on first anniversary from date of issuance)	16,440
Vested in 2015	(275,201)
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 1 year)	18,395
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	75,000
Granted in 2016 (vesting over 4 years)	23,250
Vested in 2016	(146,190)
Cancelled in 2016	(20,211)
Restricted stock at September 30, 2016	366,839

All cancelled shares have returned to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At September 30, 2016, the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.6 years totals $4.7 million. At September 30, 2016, the intrinsic value of unvested restricted stock awards is $8.7 million. The 2007 Plan terminates on May 24, 2017.

6.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2016 was $2.5 million and $8.0 million, respectively.  Income tax expense for the three and nine months ended September 30, 2015 was $2.1 million and $2.6 million respectively.  The effective tax rates for the three month and nine months ended September 30, 2016 were 38.7% and 41.3%, respectively.  The effective tax rate for the three and nine months ended September 30, 2015 was 45.2% and 43.6%, respectively. The decrease in the effective tax rate was primarily due to the impact of the IRS code 162(m) calculation for executive compensation for the three months ended September 30, 2016.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of September 30, 2016 and December 31, 2015 was estimated to have a fair value of approximately $877.8 million and $890.1 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended September 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$31,270	$—	$—	$31,270
Maintenance reserve revenue	14,229	—	—	14,229
Spare parts and equipment sales	900	3,260	—	4,160
Gain on sale of leased equipment	180	—	—	180
Other revenue	1,487	786	(651)	1,622
Total revenue	48,066	4,046	(651)	51,461

Expenses:
Depreciation and amortization expense	16,541	87	—	16,628
Cost of spare parts and equipment sales	640	2,426	—	3,066
General and administrative	11,500	757	—	12,257
Net finance costs	10,116	114	—	10,230
Other expense	2,934	475	—	3,409
Total expenses	41,731	3,859	—	45,590

Earnings from operations	$6,335	$187	$(651)	$5,871

	Leasing and
For the nine months ended September 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$88,727	$—	$—	$88,727
Maintenance reserve revenue	45,562	—	—	45,562
Spare parts and equipment sales	1,800	8,665	—	10,465
Gain on sale of leased equipment	3,430	—	—	3,430
Other revenue	3,392	1,734	(1,512)	3,614
Total revenue	142,911	10,399	(1,512)	151,798

Expenses:
Depreciation and amortization expense	48,981	254	—	49,235
Cost of spare parts and equipment sales	1,288	6,497	—	7,785
General and administrative	32,438	2,256	—	34,694
Net finance costs	30,443	329	—	30,772
Other expense	10,362	475	—	10,837
Total expenses	123,512	9,811	—	133,323

Earnings from operations	$19,399	$588	$(1,512)	$18,475

(1) Represents revenue generated between our operating segments

	Leasing and
For the three months ended September 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$28,055	$—	$—	$28,055
Maintenance reserve revenue	16,119	—	—	16,119
Spare parts and equipment sales	4,600	4,533	—	9,133
Gain on sale of leased equipment	3,804	—	—	3,804
Other revenue	597	135	(113)	619
Total revenue	53,175	4,668	(113)	57,730

Expenses:
Depreciation and amortization expense	17,035	67	—	17,102
Cost of spare parts and equipment sales	2,461	3,458	—	5,919
General and administrative	10,948	794	—	11,742
Net finance costs	9,707	98	—	9,805
Other expense	9,068	—	—	9,068
Total expenses	49,219	4,417	—	53,636

Earnings from operations	$3,956	$251	$(113)	$4,094

	Leasing and
For the nine months ended September 30, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$79,197	$—	$—	$79,197
Maintenance reserve revenue	39,035	—	—	39,035
Spare parts and equipment sales	5,450	9,550	—	15,000
Gain on sale of leased equipment	7,666	—	—	7,666
Other revenue	1,796	531	(349)	1,978
Total revenue	133,144	10,081	(349)	142,876

Expenses:
Depreciation and amortization expense	52,179	211	—	52,390
Cost of spare parts and equipment sales	3,081	7,138	—	10,219
General and administrative	28,751	2,075	—	30,826
Net finance costs	27,789	292	—	28,081
Other expense	16,416	—	—	16,416
Total expenses	128,216	9,716	—	137,932

Earnings from operations	$4,928	$365	$(349)	$4,944

(1) Represents revenue generated between our operating segments

Total assets as of September 30, 2016	$1,266,245	$25,083	$—	$1,291,328

Total assets as of December 31, 2015	$1,267,414	$26,871	$—	$1,294,285

9.  Subsequent Events

Preferred Stock

On October 11, 2016, the Company entered into a Stock Purchase Agreement with Development Bank of Japan Inc., relating to the sale and issuance of an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share.

The Series A Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share. The purchase and sale of the Series A Preferred Stock closed on October 14, 2016 and the first dividend is expected to be paid on January 16, 2017. The net proceeds to the Company after deducting investor fees were $19.8 million.

Total Engine Support Limited Acquisition

On October 26, 2016, the Company announced the purchase of the business and assets of Total Engine Support Limited (“TES”).  TES has been the engine management and consulting business of the TES Aviation Group. TES has approximately 500 engines under management.  Pro forma results of operations for this acquisition have not been presented because it was not material to the consolidated results of operations.

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

Results of Operations

Three months ended September 30, 2016, compared to the three months ended September 30, 2015:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2016 increased 11.5% to $31.3 million from the comparable period in 2015. This increase reflects an increase in our net book value of leased equipmentas well as an increase in lease rate factor on our leased equipment in the current period, which translated into higher lease rent revenue. The aggregate net book value of lease equipment at September 30, 2016 and 2015 was $1,118.2 million and $1,087.6 million, respectively, an increase of 2.8%. The average utilization for the three months ended September 30, 2016 and 2015 was 91% and 91%, respectively. At September 30, 2016 and 2015, approximately 92% and 92%, respectively, of equipment held for lease by book value was on lease.

During the three months ended September 30, 2016, we added $44.4 million of equipment and capitalized costs to the lease portfolio. During the three months ended September 30, 2015, we added $54.1 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2016 decreased 11.7% to $14.2 million from $16.1 million for the comparable period in 2015. $2.3 million of the decrease was due to lower maintenance reserve revenues as three engines came off lease generating $2.0 million of long term maintenance revenues compared to $4.3 million of long term maintenance revenues generated in the comparable prior period by two engines coming off long term lease.  This was partially offset by an increase of $0.4 million in short term maintenance revenue reflecting increased usage of engines under lease resulting from higher portfolio utilization in the three months ended September 30, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended September 30, 2016 were $4.2 million, a $5.0 million decrease as  compared to $9.1 million for the three months ended September 30 2015.  Equipment sales were $0.9 million for the three months ended September 30, 2016 reflecting the sale of one airframe as compared to equipment sales of $4.6 million for the three months ended September 30, 2015 reflecting the sale of one airframe.   Spare parts sales for the three months ended September 30, 2016 were $2.8 million compared to $2.9 million in the comparable period in 2015.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2016, we sold one engine and other related equipment generating a net gain of $0.2 million. During the three months ended September 30, 2015, we sold one engine and sold other related equipment generating a net gain of $3.8 million.

Other Revenue. Our other revenue consists of management fee income, lease administration fees, foreign operation subsidies and third party consignment commissions earned by Willis Aero.  Other revenue increased to $1.6 million from $0.6 million for the comparable period in 2015 due to an increase in fees earned related to engines managed on behalf of third parties as well as $0.6 million foreign subsidy recognized in the period.  The foreign subsidy was received from the People’s Republic of China resulting from our China subsidiary operating in the Shanghai free trade zone.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 2.8% to $16.6 million for the three months ended September 30, 2016 from $17.1 million in the comparable period in 2015, due to a change in the portfolio mix, and the related depreciation, associated with our ongoing portfolio management efforts.  As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2016 change in depreciation estimate increased depreciation expense by $0.7 million for the three months ended September 30, 2016.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales were $3.1 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively. Cost of equipment sales were $0.6 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively.   Cost of spare parts sales for the three months ended September 30, 2016 were $2.4 million compared to $3.5 million in the comparable period in 2015.   Gross margin on parts sales for the three months ended September 30, 2016 quarter was 25.6% compared to 23.7% for the comparable period in 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment.   Write-down of equipment was $2.0 million and $5.5 million in the three months ended September 30, 2016 and 2015, respectively.  A writedown of $2.0 million was recorded in the three months ended September 30, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

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

General and Administrative Expenses. General and administrative expenses increased 4.4% to $12.3 million for the three months ended September 30, 2016, from $11.7 million in the comparable period in 2015, due primarily to a higher contingency bonus accrual of $0.6 million, when compared to the prior period, resulting from improved operating profits.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 60.4% to $1.4 million for the three months ended September 30, 2016 compared to the year ago period due to lower engine maintenance expense ($1.8 million) due to lower engine shop visits, and lower thrust lease rental fees ($0.3 million) and reduced engine freight expense ($0.1 million) due to less engines off lease.

Net Finance Costs. Net finance costs increased 4.3% to $10.2 million for the three months ended September 30, 2016, from $9.8 million in the comparable period in 2015, due primarily to higher interest expense due to higher average debt balances in the current quarter compared to the year ago period. The average notes payable balances at September 30, 2016 and 2015, were $891.9 million and $860.1 million, respectively, an increase of 3.7%. As of September 30, 2016, $600.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.1% for the three months ended September 30, 2015 to an average of 0.51% for the three months ended September 30, 2016 (average of month-end rates). As of September 30, 2016 and 2015, one-month LIBOR was 0.53% and 0.19%, respectively.

Income Tax Expense. Income tax expense for the three months ended September 30, 2016 and 2015 was $2.5 million and $2.1 million, respectively. The effective tax rates for the three months ended September 30, 2016 and 2015 were 38.7% and 45.2%, respectively.  This decrease was due to lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) during the three months ended September 30, 2016.

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

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2016 increased 12.0% to $88.7 million from the comparable period in 2015. This increase primarily reflects a higher average portfolio utilization in the current period, which translated into a higher percentage of lease rent revenue earning assets. The aggregate net book value of lease equipment at September 30, 2016 and 2015 was $1,118.2 million and $1,087.6 million, respectively, an increase of 2.8%. The average utilization for the nine months ended September 30, 2016 and 2015 was 90% and 85%, respectively. At September 30, 2016 and 2015, approximately 92% and 92%, respectively, of equipment held for lease by book value was on lease.

During the nine months ended September 30, 2016, we added $108.6 million of equipment and capitalized costs to the lease portfolio. During the nine months ended September 30, 2015, we added $124.8 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2016 increased 16.7% to $45.6 million from $39.0 million for the comparable period in 2015. The increase was due to both higher utilization, driving a $4.7 million increase in short term maintenance revenues as well as $1.8 million of higher maintenance reserve revenues related to the termination of long term leases in the nine months ended September 30, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the nine months ended September 30, 2016 were $10.5 million compared to $15.0 million in the comparable period in 2015.  Equipment sales were $1.8 million for the sale of two airframes during the nine months ended September 30, 2016.  Equipment sales were $5.5 million for the sale of one airframe and one engine for the nine months ended September 30, 2015.   Spare

parts sales for the nine months ended September 30, 2016 were $8.7 million compared to $9.6 million in the comparable period in 2015.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2016, we sold one airframe, seven engines and other related equipment generating a net gain of $3.4 million. During the nine months ended September 30, 2015, we sold one engine and sold other related equipment generating a net gain of $7.7 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees, foreign operation subsidies and third party consignment commissions earned by Willis Aero.  Other revenue increased to $3.6 million from $2.0 million for the comparable period in 2015 due to an increase in fees earned related to engines managed on behalf of third partiesas well as a $0.6 million foreign subsidy recognized in the period. The foreign subsidy was received from the People’s Republic of China resulting from our China subsidiary operating in the Shanghai free trade zone.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 6.0% to $49.2 million for the nine months ended September 30, 2016 from $52.4 million in the comparable period in 2015, due to a change in portfolio mix, and the related depreciation, associated with our ongoing portfolio management efforts.    As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2016 change in depreciation estimate increased depreciation expense by $0.7 million for the nine months ended September 30, 2016.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales was $7.8 million for the nine months ended September 30, 2016 compared to $10.2 million for the comparable period in 2015. Cost of equipment sales was $1.3 million and $3.1 million in the nine months ended September 30, 2016 and 2015, respectively.   Cost of spare parts sales for the nine months ended September 30, 2016 were $6.5 million compared to $7.1 million in the comparable period in 2015.   Gross margin on parts sales for the nine months ended September 30, 2016 quarter was 25.2% compared to 25.3% for the comparable period in 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment.   Write-down of equipment was $5.9 million and $8.6 million in the nine months ended September 30, 2016 and 2015, respectively.  A write-down of equipment totaling $2.0 million was recorded in the nine months ended September 30, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further writedown of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.   An additional writedown of $2.0 million was recorded in the nine months ended September 30, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

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

General and Administrative Expenses. General and administrative expenses increased 12.5% to $34.7 million for the nine months ended September 30, 2016, from $30.8 million in the comparable period in 2015, due primarily to higher  contingency bonus accrual ($2.5 million) resulting from improved operating profits, increased legal expense ($0.9 million), and higher salary expense ($0.9 million) due to increased head count.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses decreased 37.3% to $4.9 million for the nine months ended September 30, 2016 compared to the year ago period due to lower engine maintenance expense ($1.8 million) due to reduced engine shop visits, lower engine thrust rental fees ($0.6 million), and lower engine technical services expense ($0.4 million) due to decreased engine returns.

Net Finance Costs. Net finance costs increased 9.6% to $30.8 million for the nine months ended September 30, 2016, from $28.1 million in the comparable period in 2015, due primarily to a gain on the extinguishment of debt of $1.2 million recorded during the nine months ended September 30, 2015 and higher interest expense due to higher average debt balances in the nine months ended September 30, 2016 compared to the year ago period. The average notes payable balances at September 30, 2016 and 2015, were $885.6 million and $851.0 million, respectively, an increase of 4.1%. As of September 30, 2016, $600.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.18% for the nine months ended September 30, 2015 to an average of 0.47% for the nine months ended September 30, 2016 (average of month-end rates). As of September 30, 2016 and 2015, one-month LIBOR was 0.53% and 0.19%, respectively.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2016 and 2015 was $8.0 million and $2.6 million, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 43.6%, respectively.  This decrease was due to lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $87.0 million and $140.7 million in the nine-month periods ended September 30, 2016 and 2015, respectively, was derived from this activity. In these same time periods, $66.2 million and $128.3 million, respectively, was used to pay down related debt. Cash flow from operating activities was $68.9 million and $67.6 million in the nine-month periods ended September 30, 2016 and 2015, respectively.

At September 30, 2016, $5.6 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $113.2 million and $138.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent nine months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 92% and 90%, by book value, of our assets were on lease at September 30, 2016 and December 31, 2015, respectively. The average utilization rate was 90% and 85% for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at September 30, 2016, which revolves until the maturity date of April 2021.	$588,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	284,549	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	14,879	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	12,052	13,082

Notes payable	899,480	878,684

Less: unamortized debt issuance costs	(13,837)	(12,595)
Total notes payable	$885,643	$866,089

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

At September 30, 2016, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2016, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Approximately $23.5 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2016:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$899,480	$23,455	$57,013	$634,145	$184,867
Interest payments under long-term debt obligations	132,575	36,620	63,948	22,487	9,520
Operating lease obligations	2,089	712	1,280	97	-
Total	$1,034,144	$60,787	$122,241	$656,729	$194,387

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at September 30, 2016 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in leverage and in the rates for one-month LIBOR.

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

Cash flow provided from operating activities was $68.9 million and $67.6 million in the nine-month periods ended September 30, 2016 and 2015, respectively.  The increase was primarily due to the increase in net income and income from joint ventures.

Cash flow used by investing activities was $60.7 million and $105.4 million in the nine-month periods ended September 30, 2016 and 2015, respectively.  The decrease was primarily due to the increase in proceeds from the sale of equipment and change in restricted cash.

Cash flow provided (used) from financing activities was ($7.2 million) and $33.5 million in the nine-month periods ended September 30, 2016 and 2015, respectively.  The decrease was primarily due to the increase in the repurchase of common stock.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q in “Note 1. Summary of Significant Accounting Policies” under the heading "Recent Accounting Pronouncements" and is incorporated herein by reference.

Management of Interest Rate Exposure

At September 30, 2016, $600.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. We currently have no interest rate swap agreements in place.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2016, $600.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $6.0 million.

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the nine months ended September 30, 2016, 90% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2016 and 2015.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended September 30, 2016 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
July 1, 2016 - July 31, 2016	—	$—	—	$39,444
August 1, 2016 - August 31, 2016	—	$—	—	$39,444
September 1, 2016 - September 30, 2016	116	$22.63	116	$36,821
Total	116	$22.63	116	$36,821

ITEM 5.OTHER INFORMATION

None

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

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on October 1, 2010).
10.2	1996 Stock Option/Stock Issuance Plan, as amended and restated as of March 1, 2003 (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 26, 2003).
10.3	Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2015 Annual Meeting of Stockholders filed on April 28, 2015).
10.4

Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2008).

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on May 25, 2016).
10.8	Amendment to Employment Agreement between Registrant and Bradley S. Forsyth dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to our report on Form 10-Q filed on May 9, 2011).
10.9	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
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

10.15*

Third Amended and Restated Credit Agreement, dated as of April 20, 2016, among the Company, MUFG Union Bank, N.A. as administrative agent and security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.15 to our report on Form 10-Q filed on August 16, 2016).

10.16	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on February 16, 2016).
10.17	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 16, 2016).

10.18

Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 20, 2016).

10.19

General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed September 20, 2016).

10.20	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 18, 2016).
10.21

Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of October 13, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed October 18, 2016).

10.22

Certificate Eliminating Series I Junior Participating Preferred Stock of Willis Lease Finance Corporation dated as of October 7, 2016 (incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed October 18, 2016).

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

Date: November 9, 2016

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty Chief Financial Officer (Principal Accounting Officer)