Form 10-K
period 2016-12-31
WILLIS LEASE FINANCE CORP
filed 2017-03-16
CIK 1018164

Can’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $81.9 million (based on a closing sale price of $22.23 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2017 was 6,399,767.

The Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2016 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries is a leading lessor and servicer of commercial aircraft and engines.  Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2016, we had a total lease portfolio consisting of 208 engines and related equipment, 11 aircraft and 5 spare parts packages with 80 lessees in 43 countries with an aggregate net book value of $1,136.6 million. In addition to our owned portfolio, as of December 31, 2016, we managed a total lease portfolio of 542 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties.

In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES has been the engine management and consulting business of the TES Aviation Group. Willis Asset Management has 502 engines under management as of December 31, 2016.

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

Equipment Leasing

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide.  Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 14% of the total number of installed engines. Today it is estimated that there are nearly 45,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,200 and 5,900 spare engines in the market, including both owned and leased spare engines.

Our engine portfolio consists of noise-compliant Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft.

The Company acquires engines for its leasing portfolio in a number of ways.  It enters into sale and lease back transactions with operators of aircraft and providers of engine maintenance cost per hour services. We also purchase both new and used engines that are subject to a lease when purchased and on a speculative basis (i.e. without a lease attached from manufacturers or other parties which own such engines).

Spare Parts Sales

Our wholly owned subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties. The launch of this business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

THE WEST II SECURITIZATION

Willis Engine Securitization Trust II, or “WEST II”, is a special-purpose, bankruptcy-remote, Delaware statutory trust that is wholly-owned by us and consolidated in our financial statements. We established WEST II in September 2012, when WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds. We used these funds, net of transaction expenses and swap termination costs, together with our revolving credit facility, to pay off the prior Willis Engine Securitization Trust, or “WEST” notes totaling $435.9 million. At closing, the net book values of 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes. The assets and liabilities of WEST II will remain on the Company’s balance sheet. A portfolio of 58 commercial jet aircraft engines and leases thereof secures the obligations of WEST II.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing estimates that there are roughly 23,000 aircraft as of 2015 and projects this will grow to approximately 45,000 aircraft by 2035. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2016, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

As of December 31, 2016, we had a total lease portfolio of 208 aircraft engines and related equipment, 5 spare parts packages, 11 aircraft and various parts and other engine-related equipment with a net book value of $1,136.6 million in our lease portfolio.  As of December 31, 2015, we had a total lease portfolio of 201 aircraft engines and related equipment, 5 spare parts packages, 10 aircraft and various parts and other engine-related equipment with a net book value of $1,109.2 million in our lease portfolio.

As of December 31, 2016, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2017	$89,119
2018	57,192
2019	43,979
2020	33,482
2021	16,930
Thereafter	23,466
$264,168

As of December 31, 2016, we had 80 lessees of commercial aircraft engines, aircraft, and other aircraft-related equipment in 43 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business.  We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. Our investment in the joint venture is $32.5 million as of December 31, 2016.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture.    In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of 3 engines with a net book value of $49.1 million as of December 31, 2016. Our investment in the joint venture is $12.9 million as of December 31, 2016. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity.  The 2016 CASC reorganization resulted in no voting structure change to the joint venture.

AIRCRAFT LEASING

As of December 31, 2016, we owned and leased four Boeing 737 aircraft, four ATR72-202 turboprop, two Embraer E-190LR, and one Bombardier Challenger aircraft with an aggregate net book value of $105.7 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2016, spare parts inventory had a carrying value of $25.4 million.

WILLIS ASSET MANAGEMENT LIMITED

In 2016, Willis Asset Management Limited (“Willis Asset Management”), a newly formed Welsh subsidiary, purchased the business and assets of TES, the consulting and asset management business of the TES Aviation Group.  Willis Asset Management is an asset management, technical services and consultancy business.  Willis Asset Management has 502 engines under management as of December 31, 2016.

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

•

We have a diverse lease portfolio by customer, geography and engine type. As of December 31, 2016, we had a total lease portfolio consisting of 208 engines and related equipment, 11 aircraft and 5 spare parts packages with 80 lessees in 43 countries and an aggregate net book value of $1,136.6 million.

•

We have a diverse lease product offering (by engine type and types of leases). We lease a variety of noise-compliant, Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft. We offer short and long-term leases, sale/leaseback transactions and engine pooling arrangements where members of the pool have quick access to available spare engines from us or other pool members, which are typically structured as short-term leases.

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

Effective January 1, 2000, federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2016, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

At December 31, 2016, approximately 86% of our on-lease engines, related aircraft parts, and equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. All leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2016, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the years ended December 31, 2016, 2015 and 2014.  The United States and China each accounted for more than 10% of our lease rent revenue in 2016.  No country accounted for more than 10% of our lease rent revenue in 2015.  The United States accounted for more than

10% of our lease rent revenue in 2014. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2016		2015		2014
	Lease Rent		Lease Rent		Lease Rent
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
Europe	$44,650	37%	$43,703	41%	$37,850	37%
Asia	34,524	29	31,569	29	21,658	21
South America	11,504	10	9,688	9	9,907	10
United States	13,395	11	9,177	8	11,880	12
Mexico	6,251	5	6,886	6	7,771	8
Canada	4,049	3	2,828	3	4,958	5
Middle East	3,674	3	2,223	2	4,143	4
Africa	1,848	2	1,972	2	3,264	3
Total	$119,895	100%	$108,046	100%	$101,431	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST II, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future.

EMPLOYEES

As of December 31, 2016, we had 147 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, that are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•	general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•	demand for air travel and air cargo shipments;

•	increased competition;

•	changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•	concerns about security, terrorism, war, public health and political instability;

•	inclement weather and natural disasters, including but not limited to volcanic eruptions;

•	environmental compliance and other regulatory costs;

•	labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

•	aircraft fuel prices and availability;

•	technological developments;

•	maintenance costs;

•	airport access and air traffic control infrastructure constraints;

•	insurance and other operating costs;

•	industry capacity, utilization and general market conditions; and

•	market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience:

•	a decrease in demand for some engine types in our portfolio;

•	greater credit risks from our customers, and a higher incidence of lessee defaults and corresponding repossessions;

•	an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations; and

•	shorter lease terms, which may increase our expenses and reduce our utilization rates.

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

Upon termination of a lease, we may be unable to enter into new leases or sell the engine or its parts on acceptable terms.

We own the engines that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the engine. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines coming off-lease or for their associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own and lease four Boeing 737 aircraft, four ATR72-202 turboprop, two E-190LR aircraft and one Bombardier Challenger aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines or related parts. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Forty-nine of our leases comprising approximately 25.3% of the net book value of our on-lease assets at December 31, 2016 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and our ability to lease the engines and aircraft in a timely manner following termination of the leases.

The value and income producing potential of an engine or aircraft depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine or aircraft to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine or aircraft must be maintained in accordance with governmental and manufacturer specifications.

Our leases make the lessees primarily responsible for maintaining the engines or aircraft, keeping related records and complying with governmental directives and manufacturer requirements. Over time, certain lessees have experienced, and may experience in the future, difficulties in meeting their maintenance and recordkeeping obligations as specified by the terms of our leases.

Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third-parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•	a grounding of the related engine or aircraft;

•	a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;

•	a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;

•	loss of lease revenue while we perform refurbishments or repairs and recreate records; and

•	a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.

Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. If an engine is damaged during a lease and we are unable to recover from the lessee or though insurance, we may incur a loss.

Our operating results vary and comparisons to results for preceding periods may not be meaningful.

Due to a number of factors, including the risks described in this ITEM 1A, our operating results may fluctuate. These fluctuations may also be caused by:

•	the timing and number of purchases and sales of engines or aircraft;

•	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

•	the termination or announced termination of production of particular aircraft and engine types;

•	the retirement or announced retirement of particular aircraft models by aircraft operators;

•	the operating history of any particular engine, aircraft or engine or aircraft model;

•	the length of our operating leases; and

•	the timing of necessary overhauls of engines and aircraft.

These risks may reduce our engine utilization rates, lease margins, maintenance reserve revenues and proceeds from engine sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines for lease or sale periodically experiences cycles of oversupply and undersupply of given engine models. The incidence of an oversupply of engines may produce substantial decreases in engine lease rates and the appraised and resale value of engines and may increase the time and costs incurred to lease or sell engines.

We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful and that results of prior periods should not be relied upon as an indication of our future performance.

Our customers face intense competition and some carriers are in troubled financial condition.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2016, we had an aggregate of approximately $3.6 million in lease rent and $2.4 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

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

Various airlines have filed for bankruptcy in the United States and in foreign jurisdictions, with some seeking to restructure their operations and others ceasing operations entirely. In the case of airlines that are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy laws often allow these airlines to terminate leases early and to return our engines or aircraft without meeting the contractual return conditions. In that case, we may not be paid the full amount, or any part, of our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine or aircraft, but under modified lease terms.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine or aircraft while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine or aircraft and its records or, alternatively, to negotiate a settlement under which we can immediately recover the engine or aircraft and its records in exchange for waiving subsequent legal claims.

We may not be able to repossess an engine or aircraft when the lessee defaults, and even if we are able to repossess the engine or aircraft, we may have to expend significant funds in the repossession, remarketing and leasing of the asset.

When a lessee defaults and such default is not cured in a timely manner we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine or aircraft. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay our debt financing for the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

We and our customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

Licenses and consents

We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our engines or aicraft. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft.

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

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those combating corruption.  For example, the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similarly applicable laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or sanctions. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

Civil aviation regulation

Users of engines and aircraft are subject to general civil aviation authorities, including the FAA and the EASA, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine and aircraft types or series of specific engines that must be implemented for the engine or aircraft to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft or particular engine parts. Each lessee of an engine or aircraft generally is responsible for complying with all airworthiness directives. However, if the engine or aircraft is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine or aircraft is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.

Environmental regulation

Governmental regulations of noise and emissions levels may be applicable where the related airframe is registered, and where the aircraft is operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the United States and the International Civil Aviation Organization, or “ICAO,” have adopted a more stringent set of “Stage IV” standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the United States regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union has established a framework for the imposition of operating limitations on non-Stage IV aircraft. These regulations could limit the economic life of our engines and aircraft or reduce their value, could limit our ability to lease or sell the non-compliant engines or aircraft or, if modifications are permitted, require us to make significant additional investments in the engines or aircraft to make them compliant.

The United States and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the European Union launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators.  Concerns over global warming could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.

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

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

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

Our business is capital intensive and highly leveraged. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our portfolio of engines and aircraft is dependent, in part, on the appraised value of our engines and aircraft. If the appraised value of our engines and aircraft declines, we may be required to reduce the principal outstanding under certain of our debt facilities. Availability under such debt facilities may also be reduced, at least temporarily, as a result of such reduced appraisals.

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

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR was approximately 0.77% and 0.43% on December 31, 2016 and December 31, 2015, respectively.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

We have risks in managing our portfolio of engines to meet customer needs.

The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will experience obsolescence or declining usefulness in the foreseeable future. The WEST II securitization facility includes restrictions and limitations on the sale of engines in that facility including, among others, that (i) the net proceeds from any individual engine sale must be at least 105% of the debt allocated under the facility to that engine, and (ii) the aggregate appraised value of the facility’s engines sold through September 2019 cannot exceed 20% of the total appraised value of the facility’s engines at the inception of the facility plus the value of capitalized modifications to the engines since then, and cannot exceed 30% thereafter.  We can give no assurance that we can successfully manage our engine portfolio to reduce these risks.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.

In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine and aircraft purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See

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

For the year ended December 31, 2016, 89% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

A substantial portion of our leases require payments in U.S. dollars but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to make their payments to us.

A substantial portion of our current leases require that payments be made in U.S. dollars. If the currency that our lessees typically use in operating their businesses devalues against the U.S. dollar, those lessees could encounter difficulties in making payments in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings. If payments on our leases are made in foreign currency, our risks and hedging costs will increase.

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

Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft.

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircaft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interest in the engines or aircraft, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.

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

The engine and aircraft leasing industry is highly competitive and global. Our primary competitors include GE Engine Leasing, Shannon Engine Support Ltd., Pratt &Whitney, Rolls-Royce Partners Finance and Engine Lease Finance Corporation.

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

There is no organized market for the spare engines or the aircraft we purchase. Typically, we purchase engines and aircraft from commercial aircraft operators, engine manufacturers, MROs and other suppliers. We rely on our representatives, advertisements and reputation to generate opportunities to purchase and sell engines and aircraft. The market for purchasing engine and aircraft portfolios is highly competitive, generally involving an auction bidding process. We can give no assurance that engines and aircraft will continue to be available to us on acceptable terms and in the types and quantities we seek consistent with the diversification requirements of our debt facilities and our portfolio diversification goals.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address such regulations. We have complied with Section 404a of the Sarbanes-Oxley Act as of December 31, 2007, completing our annual assessment of internal controls over financial reporting. We have complied with Section 404b of the Sarbanes-Oxley Act as of December 31, 2009, and our independent registered public accounting firm audits our internal controls over financial reporting. Such compliance requires us to incur additional costs on audit and consulting fees and requires additional management time that may adversely affect our results of operations and cash flows.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2016, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,744,219 shares of our common stock, representing approximately 43% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

•

we fail to maintain the following financial covenant set forth in the Servicing Agreement: Maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization to interest ratio of 2.25-to-1.00

As of December 31, 2016, we were in compliance with the financial covenants set forth above. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II facility. If we are removed, our expenses would increase since our consolidated subsidiary, WEST II, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.PROPERTIES

Our principal offices are located in Novato, California under a lease that covers 20,534 square feet of office space.   We sub-lease 7,124 square feet of office and warehouse space for our operations in San Diego, California. We lease 30,000 square feet of office and warehouse space in Boynton Beach, Florida.  We lease 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We also lease facilities for sales and operations in London, UK; Shanghai, China; Singapore; Blagnac, France; and Dublin, Ireland.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2016.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 2, 2017 there were approximately 3,004 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2016 and 2015, as reported by NASDAQ, are set forth below:

	2016		2015
	High	Low	High	Low
First Quarter	$22.18	$17.55	$21.62	$17.96
Second Quarter	25.40	21.47	19.27	18.20
Third Quarter	27.41	22.13	18.50	15.21
Fourth Quarter	27.23	23.54	20.27	15.18

During the years ended December 31, 2016 and 2015, we did not pay cash dividends to our common shareholders. We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock.

The following table outlines our Equity Compensation Plan Information.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation
	outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	8,898
2007 Stock Incentive Plan	—	n/a	555,388
Total	—	n/a	564,286

The 2007 Stock Incentive Plan was approved by shareholders. The 2007 Stock Incentive Plan authorized 2,000,000 shares of common stock. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,400,357 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2016. Of this amount, 155,745 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 555,388 shares which were available as of December 31, 2016 for future issuance under the 2007 Stock Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years.  The Board of Directors reaffirmed the repurchase plan on April 21, 2015.  The repurchased shares are to be subsequently retired. During 2016, the Company repurchased 1,212,230 shares totaling $29.0 million under our authorized plan. As of December 31, 2016, the total number of common shares outstanding was approximately 6.4 million.

Common stock repurchases, under our authorized plan, in the quarter ended December 31, 2016 were as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
October	82	$25.52	82	$34,735
November	32	26.47	32	33,884
December	40	25.46	40	32,886
Total	154	$25.70	154	$32,886

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$119,895	$108,046	$101,431	$101,737	$94,591
Maintenance reserve revenue	57,091	53,396	53,322	46,694	41,387
Spare parts and equipment sales	17,783	25,582	8,917	—	—
Gain on sale of leased equipment	3,482	8,320	5,882	5,675	5,499
Other revenue	9,023	2,718	4,506	4,306	6,613
Total revenue	$207,274	$198,062	$174,058	$158,412	$148,090

Net income	$14,069	$6,460	$7,180	$15,626	$1,535

Net income (loss) attributable to common shareholders	$13,780	$6,460	$7,180	$15,626	$(3,793)

Basic earnings (loss) per common share	$2.10	$0.83	$0.91	$1.95	$(0.45)
Diluted earnings (loss) per common share	$2.05	$0.81	$0.88	$1.89	$(0.45)
Balance Sheet Data:
Total assets	$1,337,887	$1,294,285	$1,245,841	$1,199,229	$1,078,715
Debt	$900,255	$866,089	$825,498	$787,614	$696,988
Shareholders’ equity	$196,260	$209,223	$216,648	$212,459	$199,163

Lease Portfolio:
Engines at end of the period	208	201	207	202	184
Aircraft at end of the period	11	10	5	4	7
Spare parts packages at the end of the period	5	5	5	5	4

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

Explanatory Note:  Certain 2015 and 2014 amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors -  Consolidated Financial Statements" for further disclosure.

General. Our core business is acquiring and leasing commercial aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2015, all of our leases were operating leases. As of December 31, 2016, we had 80 lessees in 43 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2016, our lease portfolio consisted of 208 engines and related equipment, 11 aircraft and 5 spare engine parts packages with an aggregate net book value of $1,136.6 million. As of December 31, 2016, we also managed 542engines and related equipment on behalf of other parties.

In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES has been the engine management and consulting business of the TES Aviation Group.

In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture.    In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of 3 engines with a net book value of $49.1 million as of December 31, 2016. Our investment in the joint venture is $12.9 million as of December 31, 2016. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity.  The 2016 CASC reorganization resulted in no voting structure change to the joint venture.

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 30 engines with a net book value of $268.0 million at December 31, 2016.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2016 all of our engine leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft are generally depreciated on a straight-line basis over 13-20 years to a 15%-17% residual value. Spare parts packages are generally depreciated on a straight-line basis over 14-15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2016, 56 engines and 6 aircraft having a net book value of $126.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 124 months.

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

Accounting for Maintenance Rights. We identify, measure and account for maintenance right assets and liabilities associated with acquisitions of equipment with in-place leases. A maintenance right asset represents the fair value of the contractual right under a lease to receive equipment in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company's obligation to pay the lessee for the difference between the lease-end contractual maintenance condition of the equipment and the actual maintenance condition of the equipment on the acquisition date.  The equipment condition at the end of the lease term may result in either overhaul work being performed by the lessee to meet the required return condition or a financial settlement.

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

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Revenue is summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$119,895	57.8%	$108,046	54.6%
Maintenance reserve revenue	57,091	27.5%	53,396	27.0%
Spare parts and equipment sales	17,783	8.6%	25,582	12.9%
Gain on sale of leased equipment	3,482	1.7%	8,320	4.2%
Other revenue	9,023	4.4%	2,718	1.4%
Total revenue	$207,274	100.0%	$198,062	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2016 increased by 11.0% over the comparable period in 2015. This increase primarily reflects a higher average portfolio utilization in the current period, which translated into a higher percentage of lease rent revenue earning assets.  The aggregate net book value of equipment held for lease at December 31, 2016 and 2015, was $1,136.6 million and $1,109.2 million, respectively, an increase of 2.5%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. As of December 31, 2016 and 2015, approximately 93% and 90%, respectively, of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2016 was 90% compared to 87% in the prior year. During the year ended December 31, 2016, 20 engines and 1 aircraft were added to our lease portfolio at a total cost of $153.1 million (including capitalized costs). During the year ended December 31, 2015, 12 engines and 6 aircraft were added to our lease portfolio at a total cost of $172.7 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2016 increased 6.9% to $57.1 million from $53.4 million for the comparable period in 2015. The increase was due to both higher utilization, driving a $5.7 million increase in short term maintenance revenues partially offset by $2.0 million of lower maintenance reserve revenues related to a lower termination of long term leases in the year ended December 31, 2016 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2016 was $17.8 million compared to $25.6 million in 2015.  Equipment sales of $3.3 million were for the sale of three airframes during the year ended December 31, 2016.  Equipment sales were $10.0 million for the sale of two airframe, one engine and related equipment for the year ended December 31, 2015.   Spare parts sales for the year ended December 31, 2016 were $14.5 million compared to $15.6 million in the comparable period in 2015.

Gain on Sale of Leased Equipment. During the year ended December 31, 2016, we sold 7 engines and various engine-related equipment from the lease portfolio for a net gain of $3.5 million. During the year ended December 31, 2015, we sold 8 engines and various engine-related equipment from the lease portfolio for a net gain of $8.3 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. Other revenue increased $6.3 million from the prior year primarily due to recognizing revenue of $4.0 million of security payments for aircraft upon default of a lessee and $0.6 million foreign subsidy recognized in the period. The foreign subsidy was received from the People’s Republic of China resulting from our China subsidiary operating in the Shanghai free trade zone.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.1 million or 4.5% to $66.3 million for the year ended December 31, 2016, from the comparable period in 2015 primarily due to changes in portfolio mix associated with our ongoing portfolio management efforts.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2016 was $13.3 million a decrease of 25.5% from the comparable period in 2015.  Cost of equipment sales was $2.4 million and $5.7 million in the year ended December 31, 2016 and 2015, respectively. Cost of spare parts sales for the year ended December 31, 2016 were $10.7 million compared to $12.1 million in the comparable period in 2015.  Gross margin on spare parts sales for 2016 was 24.6% compared to 22.4% for 2015 primarily due to a change in the mix of parts sold in 2016.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $9.5 million for the year ended December 31, 2016, an increase of $0.3 million from the $9.2 million recorded in the comparable period in 2015. A writedown of $5.5 million was recorded due to the adjustment of the carrying value for six impaired engines and one impaired aircraft within the portfolio to reflect estimated market value.   A further write-down of equipment totaling $2.0 million was recorded in the year ended December 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  An additional writedown of $2.0 million was recorded in year ended December 31, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

A write-down of equipment totaling $9.2 million was recorded in the year ended December 31, 2015. This amount includes a write-down of equipment totaling $5.5 million due to a management decision to consign four engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $0.6 million for the year ended December 31, 2015 due to an adjustment of carrying values for certain impaired parts packages within the portfolio to reflect estimated market values. A further write-down of $2.8 million was recorded in the year ended December 31, 2015 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.  An additional write-down of $0.3 million was recorded in the year ended December 31, 2015 based on a comparison of the inventory values with the revised net proceeds expected from part sales.

General and Administrative Expenses. General and administrative expenses increased 11.8% to $47.8 million for the year ended December 31, 2016, from the comparable period in 2015 due primarily to increases in contingency bonus ($3.1 million) resulting from improved operating results (pre-tax earnings and utilization) as well as increases in salary expense ($1.4 million) from increased headcount, and higher legal expenses ($1.0 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 25.6% to $7.0 million for the year ended December 31, 2016, from the comparable period in 2015 due primarily to a decrease in engine maintenance costs due to reduced engine shop visits ($1.4 million) lower engine thrust rental fees ($0.7 million), and lower engine technical services expense ($0.3 million) due to decreased engine returns.

Net Finance Costs. Net finance costs include interest expense and gain on debt extinguishment. Net finance costs increased 9.0% to $41.3 million for 2016, from the comparable period in 2015, due primarily to higher average debt balances in the current period compared to the year ago period and the recording of a gain on debt extinguishment of $1.2 million in the prior year period. The average notes payable balances for the years ended December 31, 2016 and 2015 were $892.4 million and $858.2 million, respectively, an increase of 4.0%.  As of December 31, 2016, $619.7 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.21% for 2015 to an average of 0.45% for 2016 (average of month-end rates). At December 31, 2016 and 2015, one-month LIBOR was 0.77% and 0.43%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of December 31, 2016, such swap agreement had a notional outstanding amount of $100.0 million, with a remaining term of 52 months. No interest rate swap agreements existed during the year ended December 31, 2015.

Income Taxes. Income tax expense for the year ended December 31, 2016, increased to $9.9 million from $6.3 million for the comparable period in 2015. The effective tax rate for the years ended December 31, 2016 and December 31, 2015 were 41.2% and 49.4%, respectively.  This decrease was due to lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California during the year ended December 31, 2016.

 Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Revenue is summarized as follows:

	Years Ended December 31,
	2015		2014
	Amount	%	Amount	%
	(dollars in thousands)
Lease rent revenue	$108,046	54.6%	$101,431	58.3%
Maintenance reserve revenue	53,396	27.0%	53,322	30.6%
Spare parts and equipment sales	25,582	12.9%	8,917	5.1%
Gain on sale of leased equipment	8,320	4.2%	5,882	3.4%
Other revenue	2,718	1.4%	4,506	2.6%
Total revenue	$198,062	100.0%	$174,058	100.0%

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2015 increased by 6.5% over the comparable period in 2014. This increase primarily reflects an increase in the average size of the lease portfolio and higher average portfolio utilization in the current period, which translated into a higher amount of equipment on lease.  The aggregate of net book value of equipment held for lease at December 31, 2015 and 2014, was $1,109.2 million and $1,066.4 million, respectively, an increase of 4.0%. Portfolio utilization is defined as the net book value of on-lease assets as a percentage of the net book value of total lease assets. As of December 31, 2015 and 2014, approximately 90% and 79%, respectively, of equipment by net book value was on-lease. The average utilization for the year ended December 31, 2014 was 87% compared to 83% in the prior year. During the year ended December 31, 2015, 12 engines and 6 aircraft were added to our lease portfolio at a total cost of $172.7 million (including capitalized costs). During the year ended December 31, 2014, 21 engines and one aircraft were added to our lease portfolio at a total cost of $137.4 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2015 increased 0.1% to $53.4 million from $53.3 million for the comparable period in 2014. The increase was due to higher maintenance reserves billed reflecting increased usage of engines under lease resulting from higher portfolio utilization in 2015 compared to 2014.

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

Gain on Sale of Leased Equipment. During the year ended December 31, 2015, we sold 8 engines and sold various engine-related equipment from the lease portfolio for a net gain of $8.3 million. During the year ended December 31, 2014, we sold 7 engines, exchanged 2 engines and sold various engine-related equipment from the lease portfolio for a net gain of $5.9 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. Other revenue decreased $1.8 million from the prior year primarily due to a decrease in fees earned related to engines managed on behalf of third parties and lower commissions on third party spare parts sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.1 million or 6.3% to $69.4 million for the year ended December 31, 2015, from the comparable period in 2014 due to growth in the lease portfolio and changes in estimates of useful lives and residual values on certain older engine types.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2015 was $17.8 million an increase of 138.8% from the comparable period in 2014.  Gross margin on spare parts sales for 2015 was 22.4% compared to 16.2% for 2014 primarily due to a change in the mix of parts sold in 2015.  Cost of equipment sales increased to $5.7 million in 2015 from Nil in 2014 due to the sale two airframes and other related equipment in 2015 related to recent aircraft purchases.

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

Net Finance Costs. Net finance costs include interest expense and gain on debt extinguishment. Net finance costs increased 2.2% to $37.9 million for 2015, from the comparable period in 2014, due primarily to higher average debt balances in the current period compared to the year ago period partially offset by the recording of a gain on debt extinguishment of $1.2 million in the current period. The average notes payable balances for the years ended December 31, 2015 and 2014 were $878.7 million and $769.2 million, respectively, an increase of 14.2%.  As of December 31, 2015, $562.1 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.16% for 2014 to an average of 0.21% for 2015 (average of month-end rates). At December 31, 2015 and 2014, one-month LIBOR was 0.43% and 0.17%, respectively. To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. Our previous interest rate swap agreements matured in November 2013.  For 2014, interest expense was reduced by $0.5 million resulting from interest rate swaps.

Income Taxes. Income tax expense for the year ended December 31, 2015, increased to $6.3 million from $4.6 million for the comparable period in 2014. The effective tax rate for the years ended December 31, 2015 and December

31, 2014 were 49.4% and 38.8%, respectively.  This increase was primarily due to the impact of state and foreign taxes and the IRS code 162(m) calculation for executive compensation during the year ended December 31, 2015.   Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Althrough early adoption is permitted, we will adopt these provisions prospectively in the first quarter of fiscal 2017.  These changes will impact our tax provision, cash flows from operating activities and cash flows from financing activities.  We will continue to estimate forfeitures each period, so there will be no change associated with forfeitures.  Excess tax benefits and deficiencies are heavily impacted by factors outside of our control such as the number of stock options exercised and the market price of our stock.

In February 2016, the FASB issued ASU 2016-02, Leases (topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11 ,Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. We are evaluating the impact that this new guidance will have on our consolidated financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2016, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods).

Early adoption is permitted to the original effective date of periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. While we have not completed our assessment of the new revenue recognition standard, we currently expect that this new standard will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $149.0 million, $192.7 million and $154.4 million, in the years ended December 31, 2016, 2015, and 2014, respectively, was derived from this borrowing activity.  Also in 2016 we generated $19.8 million of cash from the sale of preferred stock.  In these same time periods $114.0 million, $153.8 million and $101.1 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $100.9 million, $107.4 million and $62.8 million in the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, $4.6 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $173.7 million, $174.8 million and $119.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

During 2016, we made $0.6 million of capital contributions to our investment in WMES and received $1.3 million in distributions.  During 2015, we made additional capital contributions of $2.6 million to our investment in WMES.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture.    In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of 3 engines with a net book value of $49.1 million as of December 31, 2016. Our investment in the joint venture is $12.9 million as of December 31, 2016. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity.  The 2016 CASC reorganization resulted in no voting structure change to the joint venture.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 93% and 90%, by book value, of our assets were on-lease as of December 31, 2016 and December 31, 2015, respectively. The average utilization rate for the year ended December 31, 2016 was 90% compared to 87% a year ago. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2016, notes payable consists of loans totaling $900.3 million payable over periods of approximately 1.0 years to 7.5 years with interest rates varying between approximately 2.6% and 5.5%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Notes Payable" Note 4 in Part II, Item 8 of  this Form 10-K.

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

At December 31, 2016, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2016, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $23.6 million of our debt is repayable during 2017.  Such repayments primarily consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2016:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$913,703	$23,624	$56,725	$654,298	$179,056
Interest payments under long-term debt obligations	130,571	39,100	62,189	21,876	7,406
Operating lease obligations	2,939	1,628	1,311	—	—
Total	$1,047,213	$64,352	$120,225	$676,174	$186,462

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at December 31, 2016 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

The following table lists our properties and their remaining lease commitments:

		Lease	Remaining Lease
Location	Property Type	Expiration	Commitment
			(in thousands)
Novato, California	Principal Office	09/30/18	$932
Boynton Beach, Florida	Warehouse and office	10/29/19	822
San Diego, California	Warehouse and office	10/31/19	481
Bridgend, Wales, United Kingdom	Warehouse and office	10/31/17	368
Singapore	Office	12/31/17	102
Shanghai, China	Office	12/31/17	86
Shanghai, China	Warehouse	07/31/17	4
Dublin, Ireland	Office	05/15/17	12
London, United Kingdom	Office	11/18/18	116
Blagnac, France	Office	12/31/17	16
Total			$2,939

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2017. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases or there is a decrease in availability under our existing debt facilities or there is a significant step-up in borrowing costs, would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

Management of Interest Rate Exposure

At December 31, 2016, $619.7 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining term of 52 months. The fair value of the swap at December 31, 2016 was $68,000 representing a net asset for us.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased (decreased) interest expense by $25,000 , Nil, and ($0.5 million) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Related Party Transactions

Stock Buybacks

On April 1, 2016, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 60,000 shares of its common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The purchase price was $20.59 per share, the closing price of the Company’s common stock as of March 31, 2016.

On December 8, 2016, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 40,000 shares of its common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The purchase price was $24.95 per share, a 2% discount to the closing price of the Company’s common stock as of December 8, 2016 of $25.46.

WMES

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.1 million, $1.7 million and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to the servicing of engines for the WMES lease portfolio.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2016, $619.7 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $5.2 million (in 2015, $5.6 million).

We hedge a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $0.7 million for the year ending December 31, 2017 as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. During the years ended December 31, 2016, 2015, and 2014, respectively, 89%, 92% and 88% of our total lease rent revenues came from non-United States domiciled lessees. All of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 45.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2016, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 46.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all employees and directors including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is filed in Exhibit 14.1 and is also available on our website at www.willislease.com.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed the following amounts by our principal accountant:

	2016	2015
Audit fees	$1,417,100	$1,228,632
Tax fees	38,051	43,640
Total	$1,455,151	$1,272,272

The remaining information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 46.

(a) (2) Financial Statement Schedule

Schedule I, Parent Company Financial Statements, and Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 81.

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

3.2

Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010, (4) Amendment to Bylaws, dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed on August 9, 2013), and (5) Amendment to Bylaws, dated October 7, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on October 18, 2016).

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

10.5	Employment Agreement between the Registrant and Donald A. Nunemaker dated November 21, 2000 (incorporated by reference to Exhibit 10.3 to our report on Form 10-K filed on April 2, 2001).
10.6	Amendment to Employment Agreement between Registrant and Donald A. Nunemaker dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed on May 9, 2011).
10.7	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on May 25, 2016).
10.8	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
10.9*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.10*

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

10.11*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.12*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.13*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.14*

Third Amended and Restated Credit Agreement, dated as of April 20, 2016, among the Company, MUFG Union Bank, N.A. as administrative agent and security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.15 to our report on Form 10-Q filed on August 16, 2016).

10.15	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on February 16, 2016).
10.16	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 16, 2016).
10.17

Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 20, 2016).

10.18

General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed September 20, 2016).

10.19	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 18, 2016).
10.20

Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of October 13, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed October 18, 2016).

10.21

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

Dated:	March 15, 2017

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 15, 2017	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 15, 2017	Chief Financial Officer	/s/ Scott B. Flaherty
	(Principal Finance and Accounting Officer)	Scott B. Flaherty

Date: March 15, 2017	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 15, 2017	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 15, 2017	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 15, 2017	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	48

Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	50

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	51

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	51

Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	52

Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willis Lease Finance Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willis Lease Finance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Willis Lease Finance Corporation:

We have audited Willis Lease Finance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willis Lease Finance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willis Lease Finance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 15, 2017

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2016	2015 (1)
ASSETS
Cash and cash equivalents	$10,076	$9,732
Restricted cash	22,298	33,026
Equipment held for operating lease, less accumulated depreciation of $351,553 and $316,366 at December 31, 2016 and 2015, respectively	1,136,603	1,109,168
Maintenance rights	17,670	12,140
Equipment held for sale	30,710	23,454
Operating lease related receivables, net of allowances of $787 and $912 at December 31, 2016 and 2015, respectively	16,484	13,626
Spare parts inventory	25,443	20,826
Investments	45,406	41,295
Property, equipment & furnishings, less accumulated depreciation of $5,858 and $11,102 at December 31, 2016 and 2015, respectively	16,802	20,247
Intangible assets, net	2,182	932
Other assets	14,213	9,839
Total assets (2)	$1,337,887	$1,294,285

LIABILITIES, REDEEMBABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$17,792	$21,665
Deferred income taxes	104,978	96,154
Notes payable	900,255	866,089
Maintenance reserves	71,602	71,054
Security deposits	21,417	25,010
Unearned revenue	5,823	5,090
Total liabilities (3)	1,121,867	1,085,062

Redeemable preferred stock ($0.01 par value, 1,000,000 shares authorized; 1,000,000 and nil shares issued and outstanding at December 31, 2016 and 2015, respectively)	19,760	—

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,401,929 and 7,548,395 shares issued and outstanding at December 31, 2016 and 2015, respectively)	64	75
Paid-in capital in excess of par	2,512	28,720
Retained earnings	194,729	180,949
Accumulated other comprehensive loss, net of income tax benefit of $551 and $275 at December 31, 2016 and December 31, 2015, respectively.	(1,045)	(521)
Total shareholders’ equity	196,260	209,223
Total liabilities, redeemable preferred stock and shareholders' equity	$1,337,887	$1,294,285

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors -

     Consolidated Financial Statements" for further disclosure.

(2) Total assets at December 31, 2016 and December 31, 2015 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $257 and $750 ; Restricted

      Cash $22,298 and $33,026, Equipment, $309,815 and $328,118; and Other,

      $4,139 and $6,329 respectively."

(3) Total liabilities at December 31, 2016 and December 31, 2015 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $273,380 and $293,331, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
REVENUE
Lease rent revenue	$119,895	$108,046	$101,431
Maintenance reserve revenue	57,091	53,396	53,322
Spare parts and equipment sales	17,783	25,582	8,917
Gain on sale of leased equipment	3,482	8,320	5,882
Other revenue	9,023	2,718	4,506
Total revenue	207,274	198,062	174,058

EXPENSES
Depreciation and amortization expense	66,280	69,424	65,314
Cost of spare parts and equipment sales	13,293	17,849	7,474
Write-down of equipment	9,514	9,181	5,602
General and administrative	47,780	42,744	35,859
Technical expense	6,993	9,403	12,336
Net finance costs:
Interest expense	41,144	39,012	37,062
Loss (gain) on debt extinguishment	137	(1,151)	—
Total net finance costs	41,281	37,861	37,062
Total expenses	185,141	186,462	163,647

Earnings from operations	22,133	11,600	10,411

Earnings from joint ventures	1,813	1,175	1,329

Income before income taxes	23,946	12,775	11,740
Income tax expense	9,877	6,315	4,560
Net income	$14,069	$6,460	$7,180
Preferred stock dividends	281	—	—
Accretion of preferred stock issuance costs	8	—	—

Net income attributable to common shareholders	$13,780	$6,460	$7,180

Basic earnings per common share:	$2.10	$0.83	$0.91

Diluted earnings per common share:	$2.05	$0.81	$0.88

Average common shares outstanding	6,570	7,817	7,917
Diluted average common shares outstanding	6,714	7,987	8,141

(1) Certain amounts include adjustments to prior periods see "Note 1.

     Summary of Significant Accounting Policies (c) Correction of

     Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Net income	$14,069	$6,460	$7,180

Other comprehensive income (loss):
Currency translation adjustment	(868)	(796)	—
Unrealized losses on derivative instruments	69	—	—
Reclassification adjustment for losses (gains) included in net income	—	—	(499)
Net gain (loss) recognized in other comprehensive income	(799)	(796)	(499)
Tax benefit (expense) related to items of other comprehensive income	275	275	174
Other comprehensive income (loss)	(524)	(521)	(325)
Total comprehensive income	$13,545	$5,939	$6,855

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

			Stockholders' Equity
	Redeemable					Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Income/(Loss)	Earnings (1)	Equity
Balances at December 31, 2013	—	$—	8,400	$84	$44,741	$325	$167,309	$212,459

Net income	—	—	—	—	—	—	7,180	7,180

Net unrealized gain from derivative instruments, net of tax benefit of $174	—	—	—	—	—	(325)	—	(325)

Shares repurchased	—	—	(249)	(2)	(5,350)	—	—	(5,352)

Shares issued under stock compensation plans	—	—	272	2	408	—	—	410

Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(77)	(1)	(1,543)	—	—	(1,544)

Stock-based compensation, net of forfeitures	—	—	—	—	3,509	—	—	3,509

Tax benefit on disqualified disposition of shares	—	—	—	—	311	—	—	311

Balances at December 31, 2014	—	$—	8,346	$83	$42,076	$—	$174,489	$216,648

Net income	—	—	—	—	—	—	6,460	6,460

Net unrealized loss from derivative instruments, net of tax benefit of $275	—	—	—	—	—	(521)	—	(521)

Shares repurchased	—	—	(912)	(9)	(16,491)	—	—	(16,500)

Shares issued under stock compensation plans	—	—	205	2	516	—	—	518

Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(91)	(1)	(1,557)	—	—	(1,558)

Stock-based compensation, net of forfeitures	—	—	—	—	4,150	—	—	4,150

Tax benefit on disqualified disposition of shares	—	—	—	—	26	—	—	26

Balances at December 31, 2015	—	$—	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	—	—	14,069	14,069

Net unrealized loss from currency translation adjustment, net of tax benefit of $300	—	—	—	—	—	(568)	—	(568)

Net unrealized gain from derivative instruments, net of tax expense of $25	—	—	—	—	—	44	—	44

Shares repurchased	—	—	(1,212)	(12)	(28,946)	—	—	(28,958)

Shares issued under stock compensation plans	—	—	127	1	154	—	—	155

Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(61)	—	(1,369)	—	—	(1,369)

Stock-based compensation, net of forfeitures	—	—	—	—	3,717	—	—	3,717

Issuance of preferred stock	1,000	19,752	—	—	—	—	—	—

Accretion of preferred shares issuance costs	—	8	—	—	—	—	(8)	(8)
							.
Preferred stock dividend	—	—	—	—	—	—	(281)	(281)

Tax benefit on disqualified disposition of shares	—	—	—	—	236	—	—	236

Balances at December 31, 2016	1,000	$19,760	6,402	$64	$2,512	$(1,045)	$194,729	$196,260

(1) Certain amounts include adjustments to prior periods see "Note 1.
Summary of Significant Accounting Policies (c) Correction of
Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Cash flows from operating activities:
Net income	$14,069	$6,460	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66,280	69,424	65,314
Write-down of equipment	9,514	9,181	5,602
Stock-based compensation expenses	3,717	4,150	3,509
Amortization of deferred costs	4,271	4,307	4,319
Amortization of interest rate derivative cost	—	—	(499)
Allowances and provisions	(571)	697	(81)
Gain on sale of leased equipment	(3,482)	(8,320)	(5,882)
Income from joint ventures	(1,813)	(1,175)	(1,329)
Loss (gain) on debt extinguishment	137	(1,151)	—
Deferred income taxes	9,100	6,027	4,110
Changes in assets and liabilities:
Receivables	(2,287)	(5,769)	4,812
Spare parts inventory	(5,093)	3,828	(5,964)
Intangibles	(1,511)	—	—
Other assets	(1,707)	(2,635)	(590)
Accounts payable and accrued expenses	2,329	1,677	(1,998)
Restricted cash	10,728	9,636	(6,831)
Maintenance reserves	548	4,580	(10,861)
Security deposits	(4,048)	5,747	1,158
Unearned lease revenue	732	748	793
Net cash provided by operating activities	100,913	107,412	62,762

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	62,525	41,608	43,632
Restricted cash for investing activities	(1,345)	(16,763)	6,366
Capital contribution to joint ventures	(5,545)	(630)	(17,623)
Distributions received from joint ventures	1,167	1,304	847
Maintenance rights payments received	—	5,802	—
Purchase of equipment held for operating lease and for sale	(173,662)	(174,772)	(119,008)
Purchase of maintenance rights	(5,530)	(8,844)	(9,098)
Purchase of property, equipment and furnishings	(1,006)	(3,988)	(13,831)
Net cash used in investing activities	(123,396)	(156,283)	(108,715)

Cash flows from financing activities:
Proceeds from issuance of notes payable	149,000	192,700	154,395
Debt issuance cost	(3,808)	(13)	(5,074)
Interest bearing security deposits	455	(1,606)	4,553
Proceeds from shares issued under stock compensation plans	155	518	410
Cancellation of restricted stock units in satisfaction of withholding tax	(1,369)	(1,558)	(1,544)
Repurchase of common stock	(28,958)	(16,500)	(5,352)
Excess tax benefit from stock-based compensation	236	26	311
Proceeds from issuance of preferred stock	19,752	—	—
Principal payments on notes payable	(113,981)	(153,816)	(101,054)
Restricted cash for financing activities	1,345	25,359	—
Net cash provided by financing activities	22,827	45,110	46,645
Increase/(Decrease) in cash and cash equivalents	344	(3,761)	692
Cash and cash equivalents at beginning of period	9,732	13,493	12,801

Cash and cash equivalents at end of period	$10,076	$9,732	$13,493
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$37,319	$35,568	$33,132
Income Taxes	$459	$353	$210

Supplemental disclosures of non-cash investing activities:
During the years ended December 31, 2016, 2015, 2014, a liability of $5,337, $4,662 and $8,188, respectively, was incurred but not paid in connection with our purchase of aircraft and engines.
During the years ended December 31, 2016, 2015, 2014, engines and equipment totaling $28,560, $22,079, and $3,071, respectively, were transferred from Held for Operating Lease to Held for Sale.
During the years ended December 31, 2016, 2015, 2014, engines and equipment totaling nil, $6,061 and $9,649 were transferred from Held for Sale to Spare Parts Inventory, respectively.
During the years ended December 31, 2016, an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.
As of December 31, 2016, accrued preferred stock dividends were $281.
During the year ended December 31, 2016, the accretion of preferred stock issuance costs was $8.

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

In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES has been the engine management and consulting business of the TES Aviation Group. Willis Asset Management has 502 engines under management as of December 31, 2016.

(b)Principles of Consolidation

The consolidated financial statements include the accounts of Willis, WEST Engine Funding LLC, WEST Engine Funding (Ireland) Limited, WEST Engine Acquisition LLC, Facility Engine Acquisition LLC, WLFC (Ireland) Limited, Willis Lease (Ireland) Limited, WLFC Funding (Ireland) Limited, Willis Aviation Finance Limited, Willis Lease France, Willis Lease (China) Limited, WEST  Engine Securitization Trust II, Willis Engine Securitization (Ireland) Limited, Willis Aero, Willis Lease Singapore Pte. Ltd., and Willis Asset Management Limited (together, the “Company”).

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

(c)Correction of Immaterial Errors – Consolidated Financial Statements

During 2016 the Company determined that its financial statements for the years ended December 31, 2015, 2014, and for prior years contained errors resulting from the incorrect accounting for equipment purchased with in-place leases. The Company previously did not identify measure and account for maintenance rights acquired.   The Company’s accounting policy for maintenance rights is described below as note 1(d).  Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99).  Based on such evaluation, we have concluded that these corrections would not be material to any individual prior period and have corrected such balances herein.

The associated correcting entries were recorded in the respective period starting with the opening consolidated balance sheet of December 31, 2014.  The Consolidated Balance Sheet as of December 31, 2015 presented herein has been revised as follows: decrease in Equipment Held for Operating Lease by $13.7 million, increase in Maintenance Rights by $12.1 million, decrease in Deferred Income Taxes by $0.6 million and decrease in retained earnings by $1.1 million as of December 31, 2015.

The adjustments to the previously reported Consolidated Statement of Income for the years ending December 31, 2015 and 2014 were as follows: a decrease in Maintenance Reserve Revenue of $1.7 million and $41,000, respectively; an increase (decrease) in Gain on Sale of Leased Equipment of ($34,000) and $0.1 million, respectively; an decrease in Depreciation and Amortization expense of $0.2 million and $0.1 million, respectively; and a decrease in Income Tax Expense of $0.5 million and $35,000, a decrease in net income of $0.9 million and $0.1 million, respectively; and a decrease in basic and diluted earnings per share of $0.11 and $0.01, respectively.

The adjustments to the previously reported Consolidated Statement of cash flows for the years ending December 31, 2015 and 2014 were as follows: a decrease in cash provided by operating income of $1.7 million; and a decrease in the cash used by investing activities of $1.7 million.

There were other immaterial out of period adjustments recorded that affected lease rent revenue, spare part sales revenue and expense and general and administrative expenses for the years ended December 31, 2015 and 2014.

(d)Revenue Recognition

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2016, we had an aggregate of approximately $3.6 million in lease rent and $2.4 million in maintenance reserve receivables more than 30 days past due. Our inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on us. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

We recognize sales of spare parts upon shipping and the amount reported as cost of sales is recorded at specific cost.

We recognize service revenue from fees earned under engine maintenance service agreements as earned on a monthly basis.

No customer accounted for greater than 10% of total lease rent revenue in 2016, 2015 and 2014.

(e)Other Revenue

Other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero. During the year ended December 31, 2016, other revenue included $4.0 million of security payments for aircraft upon default of a lessee.

(f)Equipment Held for Operating Lease

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

The useful life of older generation engines and aircraft may be significantly less than 15 years, based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and our remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, we depreciate the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2016, 56 engines and 6 aircraft having a net book value of $126.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 124 months.  We adjust our estimates annually for these older generation assets, including updating our estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by Management. We conduct a formal annual review of the carrying value of long-lived assets and also evaluate assets during the year if we note a triggering event indicating impairment is possible. Such review resulted in an impairment charge of $1.8 million, $0.6 million and $2.4 million in 2016, 2015, and 2014, respectively (Included in “Write-down of equipment” in the Consolidated Statements of Income).

(g)Equipment Held for Sale

Equipment held for sale includes engines being marketed for sale as well as engines removed from our lease portfolio that are being parted out, with our investment in the long lived asset being recovered through the sale of spare parts. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell

(h)Debt Issuance Costs and Related Fees

To the extent that we are required to pay fees in order to secure debt, such fees are capitalized, included in Notes Payable on the Consolidate Balance Sheet, and amortized over the life of the related loan using the effective interest method.

(i)Maintenance and Repair Costs

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

(j)Interest Rate Hedging

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

k)Income Taxes

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (See Note 6).

The Company files income tax returns in various states and countries which may have different statutes of limitations. The open tax years for federal and state tax purposes are from 2013-2016 and 2012-2016, respectively. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

(l)Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

(m)Cash and Cash Equivalents

We consider highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(n)Restricted Cash

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

(o)   Spare Parts Inventory

Inventory consists of spare aircraft and engine parts and is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

(p)   Intangible Assets

Intangible assets include customer relationships and goodwill arising from the Company’s acquisition of J.T. Power and Total Engine Support Limited (“TES”).  Intangible assets are accounted for in accordance with FASB ASC 350, “Intangibles — Goodwill and Other.”

Goodwill is assessed for impairment annually. Customer relationships are amortized on a straight line basis over their estimated useful life of five years. The Company has no intangible assets with indefinite useful lives.

(q)   Management Estimates

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

(r)   Per share information

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The computation of fully diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares.  Redeemable preferred stock is not convertible and does not affect dilutive shares. The reconciliation between basic common shares and fully diluted common shares is presented below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Shares:
Weighted-average number of common shares outstanding	6,570	7,817	7,917
Dilutive and potentially dilutive common shares	144	170	224
Total shares	6,714	7,987	8,141

(s)Investments

Our investment in the WMES and CASC Willis joint ventures, where we own 50% of the equity of the ventures, are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.

(t)Stock Based Compensation

We recognize compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

(u)Initial Direct Costs associated with Leases

We account for the initial direct costs, including sales commission and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and Administrative expenses in the Consolidated Statements of Income.  The amounts amortized were $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(v)  Maintenance Rights

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

Maintenance right assets were $17.7 million and $12.1 million as of December 31, 2016 and December 31, 2015, respectively.

(w)  Fair Value Measurements

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2016, we measured the fair value of our interest rate swaps of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and, at December 31, 2016, has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. We had an interest rate swap agreement which had a net fair value of $69,000 as of December 31, 2016. In 2016, $25,000, was realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2016:

	Assets and (Liabilities) at Fair Value
	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivatives	$—	$69	$—	$69
Total	$—	$69	$—	$69

No derivatives existed during the year ended December 31, 2015.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015, and the losses recorded during the years ended December 31, 2016 and 2015 on those assets:

	Assets at Fair Value								Total Losses
	December 31, 2016				December 31, 2015				December 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2016	2015
	(in thousands)								(in thousands)
Equipment held for lease	$—	$1,196	$—	$1,196	$—	$2,154	$—	$2,154	$(3,674)	$(2,536)
Equipment held for sale	—	8,976	—	8,976	—	4,931	—	4,931	(5,365)	(6,645)
Spare parts inventory	—	1,538	—	1,538	—	—	—	—	(475)	—
Total	$—	$11,710	$—	$11,710	$—	$7,085	$—	$7,085	$(9,514)	$(9,181)

At December 31, 2016, the Company used Level 2 inputs to measure write down of equipment held for lease, equipment held for sale, and spare parts inventory.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. Write-downs of equipment to their estimated fair values totaled $9.5 million for the year ended December 31, 2016 compared to $9.2 million recorded in the year ago period. A writedown of $5.5 million was recorded due to the adjustment of the carrying value for six impaired engines and one impaired aircraft within the portfolio to reflect estimated market value.   A further write-down of equipment totaling $2.0 million was recorded in the year ended December 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  An additional writedown of $2.0 million was recorded in year ended December 31, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

A write-down of equipment totaling $9.2 million was recorded in the year ended December 31, 2015. A write-down of equipment totaling $5.5 million was recorded in the year ended December 31, 2015 due to a management decision to consign four engines for part-out and sale, in which the assets’ net book value exceeded the estimated proceeds from part-out. Write-downs on held for use equipment to their estimated fair values totaled $0.6 million for the year ended December 31, 2015 due to an adjustment of carrying values for certain impaired parts packages within the portfolio to reflect estimated market values. A further write-down of $2.8 million was recorded in the year ended December 31, 2015 to adjust the carrying value of engine parts for which market conditions for the sale of parts has changed.  An additional write-down of $0.3 million was recorded in the year ended December 31, 2015 based on a comparison of the inventory values with the revised net proceeds expected from part sales.

(x) Foreign Currency Translation

The Company’s foreign investments have been converted at rates of exchange at December 31, 2016. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(y) Redeemable Preferred Stock

The Company’s Series A preferred shares are  redeemable at $20 per share upon the occurrence of certain events. The Company classifies this equity as mezzanine as it is a conditionally redeemable security.

The Company incurred approximately $0.2 million of issuance costs during 2016, in connection with the issuance of its preferred shares. The Company is accreting the issuance costs to redemption value over the period from the date of issuance to October 2023, such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption date.

(2) Equipment Held for Operating Lease

As of December 31, 2016, we had a total lease portfolio of 208 aircraft engines and related equipment, 5 spare parts packages, 11 aircraft and various parts and other engine-related equipment with a net book value of $1,136.6 million in our lease portfolio.  As of December 31, 2015, we had a total lease portfolio of 201 aircraft engines and related equipment, 5 spare parts packages, 10 aircraft and various parts and other engine-related equipment with a net book value of $1,109.2 million in our lease portfolio.

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

We lease our equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about our leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2016	2015	2014
	(in thousands)
Region
Europe	$44,650	$43,703	$37,850
Asia	34,524	31,569	21,658
South America	11,504	9,688	9,907
United States	13,395	9,177	11,880
Mexico	6,251	6,886	7,771
Canada	4,049	2,828	4,958
Middle East	3,674	2,223	4,143
Africa	1,848	1,972	3,264
Totals	$119,895	$108,046	$101,431

	Years Ended December 31,
Lease rent revenue less applicable depreciation and interest	2016	2015	2014
	(in thousands)
Region
Europe	$13,137	11,074	6,988
Asia	10,318	8,867	5,891
South America	3,464	1,929	3,503
United States	1,053	634	2,577
Mexico	2,430	2,310	2,157
Canada	74	(123)	(100)
Middle East	743	474	1,277
Africa	460	206	1,041
Off-lease and other	(13,303)	(19,713)	(19,525)
Totals	$18,376	$5,658	$3,809

	Years Ended December 31,
Net book value of equipment held for operating lease	2016	2015	2014
	(in thousands)
Region
Europe	$384,661	387,652	343,102
Asia	265,736	309,158	232,511
South America	112,268	112,718	107,080
United States	148,208	$99,876	$61,521
Mexico	55,114	35,374	57,371
Canada	35,199	18,893	11,026
Middle East	8,971	9,612	12,063
Africa	42,949	18,937	17,125
Off-lease and other	83,497	116,948	215,582
Totals	$1,136,603	$1,109,168	$1,057,381

As of December 31, 2016 and 2015, the lease status of the equipment held for operating lease was as follows:

December 31, 2016
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$83,497
Month-to-month leases	88,546
Leases expiring 2017	396,155
Leases expiring 2018	144,977
Leases expiring 2019	70,511
Leases expiring 2020	180,732
Leases expiring 2021	57,196
Leases expiring thereafter	114,989
$1,136,603

December 31, 2015
Lease Term	Net Book Value
(in thousands)
Off-lease and other	$116,948
Month-to-month leases	90,173
Leases expiring 2016	429,635
Leases expiring 2017	106,923
Leases expiring 2018	87,916
Leases expiring 2019	60,022
Leases expiring 2020	86,922
Leases expiring thereafter	130,629
$1,109,168

As of December 31, 2016, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2017	$89,119
2018	57,192
2019	43,979
2020	33,482
2021	16,930
Thereafter	23,466
$264,168

(3) Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has increased to $32.5 million as of December 31, 2016 as a result of the Company making $5.5 million in capital contributions to WMES, receiving $1.2 million in distributions, recording $1.2 million as deferred gain as a result of the Company selling four engines to WMES and the Company’s share of WMES reported income of $2.0 million during the year ended December 31, 2016.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture.    In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of 3 engines with a net book value of $49.1 million as of December 31, 2016. Our investment in the joint venture is $12.9 million as of December 31, 2016. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity.  The 2016 CASC reorganization resulted in no voting structure change to the joint venture.

Years Ending December 31, 2016 and 2015 (in thousands)	WMES	CASC Willis	Total
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Investment	630	—	630
Earnings (losses) from joint ventures	1,274	(99)	1,175
Distribution	(1,304)	—	(1,304)
Foreign Currency Translation Adjustment	—	(796)	(796)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Investment	5,545	—	5,545
Earnings (losses) from joint ventures	2,032	(219)	1,813
Deferred gain on engine sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign Currency Translation Adjustment	—	(868)	(868)
Investment in joint ventures as of December 31, 2016	$32,470	$12,936	$45,406

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.1 million, $1.7 million and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to the servicing of engines for the WMES lease portfolio.   During 2015, WMES consigned an engine for part out and sale to our Willis Aero subsidiary.  The value of the engine is $0.1 million as of December 31, 2016.

Summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$35,463	$26,909	$25,757
Expenses	31,669	24,574	23,150
WMES net income	$3,794	$2,335	$2,607

		December 31,	December 31,
		2016	2015
		(in thousands)
Total assets		$293,299	$256,126
Total liabilities		219,881	195,258
Total WMES net equity		$73,418	$60,868

(4) Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at December 31, 2016, which revolves until the maturity date of April 2021.	$608,000	$549,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	279,541	300,467

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	14,453	16,135

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	11,709	13,082

Notes payable	913,703	878,684

Less: unamortized debt issuance costs	(13,448)	(12,595)

Total notes payable	$900,255	$866,089

One-month LIBOR was 0.77% and 0.43% as of December 31, 2016 and December 31, 2015, respectively.

Principal outstanding at December 31, 2016, is repayable as follows:

Year	(in thousands)
2017	$23,624
2018	33,294
2019	23,430
2020	23,031
2021 (includes $608.0 million outstanding on revolving credit facility)	631,268
Thereafter	179,056
$913,703

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested quarterly and the Company was in full compliance with all covenant requirements at December 31, 2016.

At December 31, 2016, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2016, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

At December 31, 2016, notes payable consists of loans totaling $900.3 million payable over periods of approximately 1.0 years to 7.5 years with interest rates varying between approximately 2.6% and 5.5%. Substantially all of our assets are pledged to secure our obligations to creditors. Our significant debt instruments are discussed below:

At December 31, 2016, we had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  The interest rate is adjusted quarterly, based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. As of December 31, 2016 and December 31, 2015, $282.0 million and $151.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.  Based on the Company’s leverage ratio of 3.15 at December 31, 2016, the interest rate on this facility is one-month LIBOR plus 2.75% as of December 31, 2016. Under the revolving credit facility, all subsidiaries except WEST II jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

On September 17, 2012, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, WEST II, of which the Company is the sole beneficiary. WEST II issued and sold $390 million aggregate principal amount of Class 2012-A Term Notes (the “Notes”) and received $384.9 million in net proceeds.  The Notes’ creditors do not have recourse to the Company. We used these funds, net of transaction expenses and swap termination costs in combination with our revolving credit facility, to pay off the prior WEST notes totaling $435.9 million.  At closing, 22 engines were pledged as collateral from WEST to the Company’s revolving credit facility, which provided the remaining funds to pay off the WEST notes.

The assets and liabilities of WEST II will remain on the Company’s balance sheet. The current portfolio of 58 commercial jet aircraft engines and leases thereof secures the obligations of WEST II under the ABS. The Notes have no fixed amortization and are payable solely from revenue received by WEST II from the engines and the engine leases, after payment of certain expenses of WEST II. The Notes bear interest at a fixed rate of 5.50% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is September 15, 2037.

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

At December 31, 2016 and 2015, $279.5 million and $300.5 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy our obligations or any of our affiliates other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and all lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Cash from maintenance reserve payments are held in the restricted cash account equal to the maintenance obligations projected for the subsequent six months, and are subject to a minimum balance of $9.0 million.

On September 13, 2016, the Company entered into an amendment (the “Amendment No. 2”) to the Amended and Restated Trust Agreement of WEST II, as amended by Trust Amendment No. 1, dated as of September 14, 2012. The Amendment No. 2 allows the Company to make additional equity contributions to fund engine maintenance expenses, to make up shortfalls in required net sale proceeds from engine dispositions and to provide additional funds in the acquisition of replacement engines for WEST II.  These potential future equity contributions by the Company are voluntary.  The Amendment No. 2 also increases the percentage of WEST II engines subject to disposition and modifies certain concentration limits.

On September 18, 2013, we completed the acquisition of the fifty percent membership interest held by the other joint venture partner in WOLF, with the transaction being accounted for as an asset acquisition. As a result of the transaction, we now own one hundred percent of WOLF. The WOLF assets and liabilities and the results of operations related to the WOLF assets have been included in the accompanying consolidated financial statements as of the acquisition date, September 18, 2013.  Two term notes with an original principal amount of $36.0 million, with a balance outstanding of $24.0 million as of December 31, 2015, are included in Notes payable. On March 25, 2015, we paid off the $23.1 million balance of the two term notes associated with the WOLF assets at a 5% discount.  This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in our statement of income for the year ended December 31, 2015.

On July 16, 2014, we closed on a loan with a ten year term totaling $13.4 million. During the second quarter of 2016, we closed on two additional loans totaling $4.7 million, repayable over the same ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans is $14.5 million and $16.1 million as December 31, 2016 and December 31, 2015, respectively.

On January 10, 2014, we extended the term of an existing loan that was scheduled to mature on January 11, 2015. The loan has a term of 4 years with a maturity date of January 11, 2018. Interest is payable at one-month LIBOR plus 2.25% and principal and interest is paid quarterly. The loan is secured by three engines. The balance outstanding on this loan is $11.7 million and $13.1 million as of December 31, 2016 and December 31, 2015, respectively.

(5) Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $619.7 million and $562.1 million of our borrowings at December 31, 2016 and 2015, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 52 months. The fair value of the swap at December 31, 2016 was $68,000, representing a net asset for us. We recorded a $25,000, nil and ($0.5 million) expense (benefit) to net finance costs during the years ended December 31, 2016, 2015 and 2014 respectively from derivative investments.

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

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the years ended December 31, 2016, 2015, and 2014:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Years Ended December 31,
Relationships	Derivatives in the Statements of Income	2016	2015	2014
		(in thousands)
Interest rate contracts	Interest expense	$25	$—	$(499)
Total		$25	$—	$(499)

Our derivatives were designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

Effect of Derivative Instruments on Cash Flow Hedging

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended December 31, 2016, 2015, and 2014:

	Amount of Gain (Loss) Recognized			Location of Loss (Gain)	Amount of Loss (Gain) Reclassified
	in OCI on Derivatives			Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)			Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2016	2015	2014	(Effective Portion)	2016	2015	2014
	(in thousands)				(in thousands)
Interest rate contracts	$69	$—	$—	Interest expense	$25	$—	$(499)
Total	$69	$—	$—	Total	$25	$—	$(499)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges is recorded in earnings in the current period. However, these are highly effective hedges and no significant ineffectiveness occurred in the periods presented.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place during 2016 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

(6) Income Taxes

The components of income before income taxes are as follows

	Years ended December 31,
	2016	2015	2014
	(in thousands)
U.S.	$21,634	$11,319	$10,433
Non U.S.	2,312	1,456	1,307
Income from before income taxes	$23,946	$12,775	$11,740

The components of income tax expense for the years ended December 31, 2016, 2015, and 2014, included in the accompanying consolidated statements of income were as follows:

	Federal	State	Foreign	Total
	(in thousands)
December 31, 2016
Current	$324	$14	$440	$778
Deferred	8,807	292	—	9,099
Total 2016	$9,131	$306	$440	$9,877

December 31, 2015
Current	$(208)	$13	$476	$281
Deferred	4,871	1,163	—	6,034
Total 2015	$4,663	$1,176	$476	$6,315

December 31, 2014
Current	$109	$179	$311	$599
Deferred	3,797	164	—	3,961
Total 2014	$3,906	$343	$311	$4,560

The following is a reconciliation of the federal income tax expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2016		2015		2014
	(in thousands and % of pre-tax income)
	$	%	$	%	$	%
Statutory federal income tax expense	8,142	34.0	4,343	34.0	3,992	34.0
State taxes, net of federal benefit	202	0.8	776	6.1	118	1.0
Foreign tax paid	440	1.8	476	3.7	101	0.9
Tax consequences of the sale of engines to WMES	—	—	(306)	(2.4)	(36)	(0.3)
Uncertain tax positions	(40)	(0.1)	(195)	(1.5)	(101)	(0.9)
Permanent differences-nondeductible executive compensation	1,201	5.0	1,117	8.7	768	6.5
Permanent differences and other	(68)	(0.3)	104	0.8	(282)	(2.4)
Effective income tax expense	9,877	41.2	6,315	49.4	4,560	38.8

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2014	$464
Increases related to current year tax positions	5
Decreases due to tax positions released	(195)
Balance as of December 31, 2015	274
Increases related to current year tax positions	4
Decreases due to tax positions expired	(72)
Balance as of December 31, 2016	$206

No reserve was established as of December 31, 2016 and December 31, 2015 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,839	$1,511
State taxes	1,035	944
Reserves and allowances	1,659	898
Other accruals	2,501	1,767
Alternative minimum tax credit	377	377
Net operating loss carry forward	35,693	35,827
Charitable contributions	52	42
Total deferred tax assets	43,156	41,366
Less: valuation allowance	(1,280)	(1,280)
Net deferred tax assets	41,876	40,086

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(147,827)	(137,496)
Other deferred tax assets (liabilities)	422	981
Net deferred tax liabilities	(147,405)	(136,515)

Other comprehensive loss deferred tax asset	551	275

Net deferred tax liabilities	$(104,978)	$(96,154)

As of December 31, 2016, we had net operating loss carry forwards of approximately $105.0 million for federal tax purposes and $4.7 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2023 to 2034 and the state net operating loss carry forwards will expire at various times from 2023 to 2034. During 2014, a valuation allowance of $1.3 million was established for the net operating losses expiring in California for the periods 2017 to 2024. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2016, we also had alternative minimum tax credit of approximately $0.4 million for federal income tax purposes which has no expiration date and which should be available to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2016. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall”).  Although these additional tax benefits are reflected in net operating tax loss carryforwards, pursuant to ASC 718, in the amount of $3.0 million as of December 31, 2016, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. The tax effect of windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2016 are $1.0 million and will be recorded to paid-in capital when recognized.

(7) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, operating lease related receivables, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its Notes Payable as of December 31, 2016 and 2015 was estimated to have a fair value of approximately $864.0 million and $890.1 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each year end.

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

Interest Rate Risk Management

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of December 31, 2016, one swap agreement had a notional outstanding amount of $100.0 million, a remaining term of 52 months. In 2016, 2015 and 2014, $25,000, nil, and ($0.5 million) was realized through the income statement as an increase (decrease) in interest expense, respectively.

(9) Commitments, Contingencies, Guarantees and Indemnities

The following table lists our properties and their remaining lease commitments:

		Lease	Remaining Lease
Location	Property Type	Expiration	Commitment
			(in thousands)
Novato, California	Principal Office	09/30/18	$932
Boynton Beach, Florida	Warehouse and office	10/29/19	822
San Diego, California	Warehouse and office	10/31/19	481
Bridgend, Wales, United Kingdom	Warehouse and office	10/31/17	368
Singapore	Office	12/31/17	102
Shanghai, China	Office	12/31/17	86
Shanghai, China	Warehouse	07/31/17	4
Dublin, Ireland	Office	05/15/17	12
London, United Kingdom	Office	11/18/18	116
Blagnac, France	Office	12/31/17	16
Total			$2,939

(10)  Equity

Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan on April 21, 2016.  This plan extends the previous plan authorized on December 8, 2009, and increases the value of the total number of shares authorized for repurchase up to $100.0 million. During 2016, the Company repurchased 1,212,230 shares of common stock for approximately $29.0 million under this program, at a weighted average price of $23.71 per share. The repurchased shares were subsequently retired.

Redeemable Preferred Stock

On October 11, 2016, the Company entered into a Stock Purchase Agreement with Development Bank of Japan Inc., relating to the sale and issuance of an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at a purchase price of $20.00 per share. The purchase and sale of the Preferred Stock closed on October 14, 2016.  The net proceeds to the Company after deducting investor fees were $19.8 million.

The Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share.

The rights and privileges of the Preferred Stock are described below:

Voting Rights

Holders of the Preferred Stock do not have general voting rights.

Dividends

The Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share. As of December 31, 2016, no dividends have been declared or paid.

Liquidation Preference

The holders of the Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the preferred stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to the greater of $20.00 per share, plus any declared but unpaid dividends.

Redemption

The preferred stock has no stated maturity date, however the holders of the Preferred Stock have the option to require the Company to redeem all or any portion of the Preferred Stock for cash upon occurrence of any significant changes in operating results, ownership structure, or liqudity events as defined in the Preferred Stock purchase agreements.  The redemption price is $20 per share plus dividends accrued but not paid.  The Company is accreting the Preferred Stock to redemption value over the period from the date of issuance to October 2023, such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption date.

(11) Stock-Based Compensation Plans

The components of stock compensation expense for the years ended December 31, 2016, 2015, and 2014, included in the accompanying consolidated statements of income were as follows:

	2016	2015	2014
	(in thousands)
2007 Stock Incentive Plan	$3,681	$4,102	$3,459
Employee Stock Purchase Plan	36	48	50
Total Stock Compensation Expense	$3,717	$4,150	$3,509

The significant stock compensation plans are described below.

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  2,400,357 shares of restricted stock were granted under the 2007 Stock Incentive Plan by December 31, 2016. Of this amount, 155,745 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 555,388 shares which were available as of December 31, 2016 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.

The following table summarizes restricted stock activity during the years ended December 31:

Shares
Restricted stock at December 31, 2013	515,130
Granted in 2014 (vesting over 3 years)	174,500
Granted in 2014 (vesting over 4 years)	13,000
Granted in 2014 (vesting on first anniversary from date of issuance)	50,208
Cancelled in 2014	(5,750)
Vested in 2014	(221,732)
Restricted stock at December 31, 2014	525,356
Granted in 2015 (vesting over 3 years)	125,000
Granted in 2015 (vesting over 4 years)	5,000
Granted in 2015 (vesting on first anniversary from date of issuance)	16,440
Cancelled in 2015	—
Vested in 2015	(275,201)
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	85,000
Granted in 2016 (vesting over 4 years)	13,250
Granted in 2016 (vesting on first anniversary from date of issuance)	18,395
Cancelled in 2016	(20,377)
Vested in 2016	(213,528)
Restricted stock at December 31, 2016	299,335

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At December 31, 2016 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.5 years totals $3.8 million. At December 31, 2016, the intrinsic value of unvested restricted stock awards is $7.7 million. The Plan terminates on May 24, 2017.

A summary of activity under the 2007 Plan for the years ended December 31, 2016, 2015, and 2014 is as follows:

		Weighted Average	Aggregate Grant
	Number Outstanding	Grant Date Fair Value	Date Fair Value
Balance as of December 31, 2013	515,130	$13.71	$7,060,474
Shares granted	237,708	19.84	4,710,362
Shares cancelled	(5,750)	14.02	(80,630)
Shares vested	(221,732)	13.24	(2,903,595)
Balance as of December 31, 2014	525,356	$13.71	$8,786,611
Shares granted	146,440	18.53	2,713,159
Shares cancelled	—	—	—
Shares vested	(275,201)	15.87	(4,368,570)
Balance as of December 31, 2015	396,595	$17.98	$7,131,200
Shares granted	136,645	21.55	2,944,941
Shares cancelled	(20,377)	17.79	(362,536)
Shares vested	(213,528)	17.12	(3,655,269)
Balance as of December 31, 2016	299,335	$20.24	$6,058,336

Employee Stock Purchase Plan:  Under our Employee Stock Purchase Plan (ESPP), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. The Purchase Plan was effective in September 1996. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2016 and 2015, 11,014 and 10,374 shares of common stock, respectively, were issued under the Purchase Plan. We issue new shares through our transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $6.35, $6.17 and $3.19 for 2016, 2015 and 2014, respectively.

1996 Stock Option/Stock Issuance Plan: We granted stock options under our 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. Under this Plan, a total of 3,025,000 shares were authorized for grant. These options have a contractual term of ten years and vest at a rate of 25% annually commencing on the first anniversary of the date of grant. For shares outstanding with graded vesting, our accounting policy is to value the options as one award and recognize the associated expense on a straight-line basis over the vesting period. We issue new shares through our transfer agent upon stock option exercise.  In the year ended December 31, 2014, 26,437 options were exercised with a total intrinsic value at exercise date of approximately $0.2 million. In the year ended December 31, 2015, 49,000 options were exercised with a total intrinsic value at exercise date of approximately $0.3 million. As of December 31, 2016, there are no options remaining under the 1996 Plan.

(12) Employee 401(k) Plan

We adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all our full-time and part-time employees in the United States. In 2016, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $18,000 (or $24,000 for employees at least 50 years of age). We match 50% of employee contributions up to 8% of the employee’s salary which totaled $0.4 million, $0.4 million and $0.3 million for the years ended December, 31, 2016, 2015, and 2014, respectively.

(13) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data).

Fiscal 2016 (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$50,719	$49,618	$51,461	$55,476	$207,274

Net income attributable to common shareholders	4,011	3,366	3,985	2,418	13,780

Basic earnings per common share	0.57	0.50	0.63	0.40	2.10

Diluted earnings per common share	0.55	0.49	0.62	0.39	2.05

Average common shares outstanding	7,149	6,685	6,307	6,149	6,570
Diluted average common shares outstanding	7,272	6,819	6,448	6,275	6,714

Fiscal 2015 (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$41,336	$43,810	$57,730	$55,186	$198,062

Net income (loss) attributable to common shareholders	1,358	(486)	2,551	3,037	6,460

Basic earnings (loss) per common share	0.17	(0.06)	0.33	0.39	0.83

Diluted earnings (loss) per common share	0.17	(0.06)	0.32	0.38	0.81

Average common shares outstanding	7,848	7,841	7,839	7,739	7,817
Diluted average common shares outstanding	8,044	7,841	7,963	7,872	7,987

Fiscal 2014 (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$43,340	$43,994	$45,519	$41,205	$174,058

Net income (loss) attributable to common shareholders	4,352	2,319	1,000	(491)	7,180

Basic earnings (loss) per common share	0.55	0.29	0.13	(0.06)	0.91

Diluted earnings (loss) per common share	0.54	0.28	0.12	(0.06)	0.88

Average common shares outstanding	7,914	7,976	7,938	7,839	7,917
Diluted average common shares outstanding	8,129	8,179	8,123	8,037	8,141

(1) Certain amounts include adjustments to prior periods see "Note 1.

     Summary of Significant Accounting Policies (c) Correction of

     Immaterial Errors - Consolidated Financial Statements" for further disclosure.

(14) Related Party Transactions

Stock Buybacks

On April 1, 2016, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 60,000 shares of its common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The purchase price was $21.59 per share, the closing price of the Company’s common stock as of March 31, 2016.

On December 8, 2016, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 40,000 shares of its common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The purchase price was $24.95 per share, a 2% discount to the closing price of the Company’s common stock as of December 8, 2016 of $25.46.

WMES

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.1 million, $1.7 million and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to the servicing of engines for the WMES lease portfolio.  During 2016, the Company sold four engines to WMES.  See “Note 3. Investments” for further disclosure.

(15) Operating Segments

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the year ended December 31, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$119,895	$—	$—	$119,895
Maintenance reserve revenue	57,091	—	—	57,091
Spare parts and equipment sales	3,335	14,448	—	17,783
Gain on sale of leased equipment	3,482	—	—	3,482
Other revenue	8,711	1,947	(1,635)	9,023
Total revenue	192,514	16,395	(1,635)	207,274

Expenses:
Depreciation and amortization expense	65,939	341	—	66,280
Cost of spare parts and equipment sales	2,394	10,899	—	13,293
General and administrative	44,703	3,077	—	47,780
Net finance costs	40,813	468	—	41,281
Other expense	16,507	—	—	16,507
Total expenses	170,356	14,785	—	185,141
Earnings from operations	$22,158	$1,610	$(1,635)	$22,133

	Leasing and
For the year ended December 31, 2015	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$108,046	$—	$—	$108,046
Maintenance reserve revenue	53,396	—	—	53,396
Spare parts and equipment sales	9,975	15,607	—	25,582
Gain on sale of leased equipment	8,320	—	—	8,320
Other revenue	2,517	659	(458)	2,718
Total revenue	182,254	16,266	(458)	198,062

Expenses:
Depreciation and amortization expense	69,135	289	—	69,424
Cost of spare parts and equipment sales	5,734	12,115	—	17,849
General and administrative	39,974	2,770	—	42,744
Net finance costs	37,474	387	—	37,861
Other expense	18,584	—	—	18,584
Total expenses	170,901	15,561	—	186,462
Earnings (loss) from operations	$11,353	$705	$(458)	$11,600

	Leasing and
For the year ended December 31, 2014	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$101,431	$—	$—	$101,431
Maintenance reserve revenue	53,322	—	—	53,322
Spare parts and equipment sales	—	8,917	—	8,917
Gain on sale of leased equipment	5,882	—	—	5,882
Other revenue	3,581	1,661	(736)	4,506
Total revenue	164,216	10,578	(736)	174,058

Expenses:
Depreciation and amortization expense	65,025	289	—	65,314
Cost of spare parts and equipment sales	—	7,474	—	7,474
General and administrative	33,211	2,648	—	35,859
Interest expense	36,779	283	—	37,062
Other expense	17,830	108	—	17,938
Total expenses	152,845	10,802	—	163,647

Earnings from operations	$11,371	$(224)	$(736)	$10,411

(1) Represents revenue generated between our operating segments

Total assets as of December 31, 2016	$1,307,460	$30,427	$—	$1,337,887
Total assets as of December 31, 2015	$1,267,414	$26,871	$—	$1,294,285
Total assets as of December 31, 2014	$1,226,701	$19,140	$—	$1,245,841

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED BALANCE SHEETS

Parent Company Information

(In thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,574	$2,894
Equipment held for operating lease, less accumulated depreciation	811,091	753,024
Equipment held for sale	22,446	10,938
Maintenance Rights	16,468	22,680
Operating lease related receivable, net of allowances	7,853	4,170
Spare parts inventory	17,554	16,420
Due from affiliate	24,723	20,286
Investments	45,406	41,295
Investment in subsidiaries	(2,879)	(1,280)
Property, equipment & furnishings, less accumulated depreciation	16,096	19,964
Intangible assets, net	1,021	271
Other assets, net	12,289	8,118
Total assets	$976,642	$898,780

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,428	$17,659
Deferred income taxes	43,265	37,358
Notes payable	626,876	572,759
Maintenance reserves	54,655	38,072
Security deposits	18,555	20,612
Unearned lease revenue	3,843	3,090
Total liabilities	760,622	689,550

Redeemable preferred stock ($0.01 par value, 1,000,000 shares authorized; 1,000,000 and nil shares issued and outstanding at December 31, 2016 and 2015, respectively)	19,760	—

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,401,929 and 7,548,395 shares issued and outstanding at December 31, 2016 and 2015, respectively)	64	75
Paid-in capital in excess of par	2,512	28,727
Retained earnings	194,729	180,949
Accumulated other comprehensive loss, net of income tax benefit	(1,045)	(521)
Total shareholders’ equity	196,260	209,230
Total liabilities, redeemable preferred stock and equity	$976,642	$898,780

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF INCOME

Parent Company Information

(In thousands)

	Years Ended December 31,
	2016	2015	2014
REVENUE
Lease rent revenue	$76,283	$63,443	$50,492
Maintenance reserve revenue	30,742	29,937	22,229
Spare parts and equipment sales	8,404	20,210	7,588
Gain on sale of leased equipment	3,322	2,420	2,276
Other revenue	10,660	7,017	5,227
Total revenue	129,411	123,027	87,812

EXPENSES
Depreciation expense	43,451	40,623	29,276
Cost of spare parts and equipment sales	6,591	13,559	6,354
Write-down of equipment	5,989	6,764	4,681
General and administrative	39,201	35,898	29,479
Technical expense	4,637	6,805	4,455
Interest expense	23,358	18,448	13,500
Total expenses	123,227	122,097	87,745

Earnings from operations	6,184	930	67

Earnings from joint ventures	1,813	1,175	1,329

Income before income taxes	7,997	2,105	1,396
Income tax expense	4,710	2,277	1,346

Equity in income of subsidiaries, net of tax of $5,168, $4,037, and $3,214 at December 31, 2016, 2015 and 2014, respectively	10,782	6,632	7,130

Net income	$14,069	$6,460	$7,180

Preferred stock dividends	281	—	—
Accretion of preferred stock issuance costs	8	—	—
Net income attributable to common shareholders	$13,780	$6,460	$7,180

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Parent Company Information

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$14,069	$6,460	$7,180

Other comprehensive income:
Currency translation adjustment	(868)	(796)	—
Unrealized losses on derivative instruments	69	—	—
Reclassification adjustment for losses (gains) included in net income	—	—	(499)
Net gain (loss) recognized in other comprehensive income	(799)	(796)	(499)
Tax benefit (expense) related to items of other comprehensive income (loss)	275	275	174
Other comprehensive income from parent	(524)	(521)	(325)
Total comprehensive income	$13,545	$5,939	$6,855

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Information

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$14,069	$6,460	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(10,782)	(6,632)	(7,130)
Depreciation expense	43,451	40,623	29,276
Write-down of equipment	5,989	6,764	4,681
Stock-based compensation expenses	3,717	4,150	3,509
Amortization of deferred costs	2,704	2,646	2,391
Amortization of interest rate derivative cost	—	—	(499)
Allowances and provisions	(1)	(17)	34
Gain on sale of leased equipment	(3,322)	(2,420)	(2,276)
Income from joint ventures	(1,813)	(1,175)	(1,329)
Loss on extinguishment of debt	137	—	—
Deferred income taxes	4,710	1,806	1,478
Changes in assets and liabilities:
Receivables	(4,884)	(865)	(1,204)
Spare parts inventory	(1,608)	4,547	(5,533)
Intangibles	(750)	—	—
Other assets	(2,648)	(2,420)	(942)
Accounts payable and accrued expenses	3,723	4,471	2,425
Due to / from subsidiaries	(4,437)	(1,242)	(17,651)
Maintenance reserves	16,583	5,227	17,563
Security deposits	(2,283)	5,354	2,303
Unearned lease revenue	878	817	1,048
Net cash provided by operating activities	63,433	68,094	35,324

Cash flows from investing activities:
Increase in investment in subsidiaries	(2,329)	(23,923)	(9,666)
Distributions received from subsidiaries	15,500	3,791	17,582
Proceeds from sale of equipment held for operating lease (net of selling expenses)	60,893	18,792	21,360
Capital contribution to joint venture	(5,545)	(630)	(17,623)
Distributions received from joint venture	1,167	1,304	847
Maintenance rights payments received	—	5,802	—
Purchase of equipment held for operating lease	(167,874)	(161,888)	(101,710)
Purchase of maintenance rights	(5,530)	(8,844)	(3,296)
Purchase of property, equipment and furnishings	(443)	(3,736)	(13,767)
Net cash used in investing activities	(104,161)	(169,332)	(106,273)

Cash flows from financing activities:
Proceeds from issuance of notes payable	149,000	192,700	154,395
Debt issuance cost	(3,808)	(13)	(5,074)
Proceeds from shares issued under stock compensation plans	155	518	410
Cancellation of restricted stock units in satisfaction of withholding tax	(1,369)	(1,558)	(1,544)
Security deposit	455	(1,606)	4,553
Repurchase of common stock	(28,958)	(16,500)	(5,352)
Excess tax benefit from stock-based compensation	236	26	311
Proceeds from issuance of preferred stock	19,752	—	—
Principal payments on notes payable	(93,055)	(71,846)	(75,859)
Net cash provided by financing activities	42,408	101,721	71,840
Increase/(decrease) in cash and cash equivalents	1,680	483	891
Cash and cash equivalents at beginning of period	2,894	2,411	1,520
Cash and cash equivalents at end of period	$4,574	$2,894	$2,411
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$20,619	$16,462	$11,110
Income Taxes	$20	$75	$76

Supplemental disclosures of non-cash investing and financing activities:
During the years ended December 31, 2016, 2015, 2014, engines and equipment totaling $229, $41,410 and $120,880, respectively, were transferred to the parent from its subsidiaries.
During the years ended December 31, 2016, 2015, 2014, engines and equipment totaling $18,194, $21,786 and $3,071, respectively, were transferred from Held for Operating Lease to Held for Sale.
During the years ended December 31, 2016, 2015 and 2014, engines and equipment totaling nil, $6,061 and $9,649, respectively, were transferred from Held for Sale to Spare Parts Inventory.
During the years ended December 31, 2016, an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.
As of December 31, 2016, accrued preferred stock dividends were $281.
During the year ended December 31, 2016, the accretion of preferred stock issuance costs was $8.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged	Net
	Beginning	(Credited)	(Deductions)	Balance at
	of Period	to Expense	Recoveries	End of Period
December 31, 2014
Accounts receivable, allowance for doubtful accounts	296	(26)	(55)	215
December 31, 2015
Accounts receivable, allowance for doubtful accounts	215	697	—	912
December 31, 2016
Accounts receivable, allowance for doubtful accounts	912	(125)	—	787

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.