Form 10-Q
period 2017-03-31
WILLIS LEASE FINANCE CORP
filed 2017-05-10
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2017
Common Stock, $0.01 par value per share	6,464,157

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$11,890	$10,076
Restricted cash	29,306	22,298
Equipment held for operating lease, less accumulated depreciation of $349,273 and $351,553 at March 31, 2017 and December 31, 2016, respectively	1,094,673	1,136,603
Maintenance rights	17,160	17,670
Equipment held for sale	58,083	30,710
Operating lease related receivables, net of allowances of $1,350 and $787 at March 31, 2017 and December 31, 2016, respectively	11,771	16,484
Spare parts inventory	24,475	25,443
Investments	44,540	45,406
Property, equipment & furnishings, less accumulated depreciation of $6,222 and $5,858 at March 31, 2017 and December 31, 2016, respectively	16,638	16,802
Intangible assets, net	2,081	2,182
Other assets	12,372	14,213
Total assets	$1,322,989	$1,337,887

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$22,239	$17,792
Deferred income taxes	110,063	104,978
Notes payable	872,201	900,255
Maintenance reserves	66,751	71,602
Security deposits	21,256	21,417
Unearned lease revenue	5,243	5,823
Total liabilities	1,097,753	1,121,867

Redeemable preferred stock ($0.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	19,767	19,760

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,525,373 and 6,401,929 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	65	64
Paid-in capital in excess of par	2,324	2,512
Retained earnings	203,841	194,729
Accumulated other comprehensive loss, net of income tax benefit of $401 and $275 at March 31, 2017 and December 31, 2016, respectively.	(761)	(1,045)
Total shareholders’ equity	205,469	196,260
Total liabilities, redeemable preferred stock and shareholders' equity	$1,322,989	$1,337,887

(1) Total assets at March 31, 2017 and December 31, 2016 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $583 and $257; Restricted Cash $29,306 and $22,298; Equipment, $302,620 and $309,815; and Other, $4,087 and $4,139, respectively.

(2) Total liabilities at March 31, 2017 and December 31, 2016 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $268,695 and $273,380, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2017	2016 (1)
REVENUE
Lease rent revenue	$30,233	$28,276
Maintenance reserve revenue	31,961	15,819
Spare parts and equipment sales	12,596	2,632
Gain on sale of leased equipment	983	2,992
Other revenue	2,173	1,000
Total revenue	77,946	50,719

EXPENSES
Depreciation and amortization expense	16,628	16,419
Cost of spare parts and equipment sales	9,400	1,932
Write-down of equipment	13,009	2,036
General and administrative	13,201	11,752
Technical expense	2,292	1,696
Net finance costs	10,865	10,008
Total expenses	65,395	43,843

Earnings from operations	12,551	6,876

Earnings from joint ventures	1,854	187

Income before income taxes	14,405	7,063
Income tax expense	6,238	3,052
Net income	$8,167	$4,011
Preferred stock dividends	321	—
Accretion of preferred stock issuance costs	7	—

Net income attributable to common shareholders	$7,839	$4,011

Basic earnings per common share:	$1.28	$0.56

Diluted earnings per common share:	$1.26	$0.55

Average common shares outstanding	6,114	7,149
Diluted average common shares outstanding	6,240	7,272

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016 (1)
Net income	$8,167	$4,011

Other comprehensive income (loss):
Currency translation adjustment	99	(441)
Unrealized gain on derivative instruments	335	—
Net gain (loss) recognized in other comprehensive income	434	(441)
Tax benefit (expense) related to items of other comprehensive income	(150)	153
Other comprehensive income (loss)	284	(288)
Total comprehensive income	$8,451	$3,723

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months Ended March 31, 2017 and 2016
(In thousands, unaudited)

l
			Stockholders' Equity
						Accumulated
	Redeemable				Paid-in	Other		Total
	Preferred Stock		Common Stock		Capital in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Income	Earnings (1)	Equity
Balances at December 31, 2015	—	$—	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	—	—	4,011	4,011

Net unrealized loss from currency translation adjustment, net of tax benefit of $153	—	—	—	—	—	(288)	—	(288)

Shares repurchased	—	—	(200)	(2)	(4,451)	—	—	(4,453)

Shares issued under stock compensation plans	—	—	98	1	81	—	—	82

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(22)	—	(424)	—	—	(424)

Stock-based compensation, net of forfeitures	—	—	—	—	944	—	—	944

Tax benefit on disqualified disposition of shares	—	—	—	—	55	—	—	55

Balances at March 31, 2016	—	$—	7,424	$74	$24,925	$(809)	$184,960	$209,150

Balances at January 1, 2017	1,000	$19,760	6,402	$64	$2,512	$(1,045)	$194,729	$196,260
Cumulative-effect adjustment	—	—	—	—	—	—	1,273	1,273
Balances at January 1, 2017, adjusted	1,000	19,760	6,402	64	2,512	(1,045)	196,002	197,533

Net income	—	—	—	—	—	—	8,167	8,167

Net unrealized gain from currency translation adjustment, net of tax expense of $34	—	—	—	—	—	65	—	65

Net unrealized gain from derivative instruments, net of tax expense of $116	—	—	—	—	—	219	—	219

Shares repurchased	—	—	(40)	(1)	(883)	—	—	(884)

Shares issued under stock compensation plans	—	—	175	2	91	—	—	93

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(11)	—	(270)	—	—	(270)

Stock-based compensation, net of forfeitures	—	—	—	—	874	—	—	874

Accretion of preferred shares issuance costs	—	7	—	—	—	—	(7)	(7)

Preferred stock dividend	—	—	—	—	—	—	(321)	(321)

Balances at March 31, 2017	1,000	$19,767	6,526	$65	$2,324	$(761)	$203,841	205,469

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2017	2016 (1)
Cash flows from operating activities:
Net income	$8,167	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,628	16,419
Write-down of equipment	13,009	2,036
Stock-based compensation expenses	874	944
Amortization of deferred costs	1,198	1,071
Allowances and provisions	563	209
Gain on sale of leased equipment	(983)	(2,992)
Income from joint ventures	(1,854)	(187)
Excess tax benefit from stock-based compensation	—	55
Deferred income taxes	6,181	2,888
Changes in assets and liabilities:
Receivables	4,150	(2,273)
Spare parts inventory	50	1,532
Other assets	(791)	(165)
Accounts payable and accrued expenses	3,834	(282)
Maintenance reserves	(4,340)	(5,500)
Security deposits	(160)	64
Unearned lease revenue	(580)	(739)
Net cash provided by operating activities	45,946	17,091

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	26,711	52,488
Capital contribution to joint ventures	—	(4,610)
Distributions received from joint ventures	1,880	1,167
Maintenance rights payments received	—	4,634
Purchase of equipment held for operating lease	(35,304)	(44,433)
Purchase of maintenance rights	—	(4,634)
Purchase of property, equipment and furnishings	(199)	(70)
Net cash provided by (used in) investing activities	(6,912)	4,542

Cash flows from financing activities:
Proceeds from issuance of notes payable	18,000	20,000
Proceeds from shares issued under stock compensation plans	94	82
Cancellation of restricted stock units in satisfaction of withholding tax	(270)	(424)
Repurchase of common stock	(884)	(4,453)
Preferred stock dividends, net	(305)	—
Principal payments on notes payable	(46,847)	(36,889)
Net cash used in financing activities	(30,212)	(21,684)
Increase (decrease) in cash, cash equivalents and resticted cash	8,822	(51)
Cash, cash equivalents and restricted cash at beginning of period	32,374	42,758
Cash, cash equivalents and restricted cash at end of period	$41,196	$42,707
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$9,485	$8,753
Income Taxes	$75	$5

(1) Certain amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

Supplemental disclosures of non-cash investing activities:
During the three months ended March 31, 2017 and 2016, liabilities of $623 and $6,778, respectively, were incurred but not paid in connection with our purchase of aircraft and engines.
During the three months ended March 31, 2017 and 2016, engines and equipment totaling $37,883 and $12,806, respectively, were transferred from Held for Operating Lease to Held for Sale
During the three months ended March 31, 2016 , an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a)    Basis of Presentation:

Our unaudited consolidated financial statements include the accounts of Willis Lease Finance Corporation and its subsidiaries (“we” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2017 and December 31, 2016, and the results of our operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. The results of operations and cash flows for the period ended March 31, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017.

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

(c)   Correction of Immaterial Errors – Consolidated Financial Statements:

During the second quarter of 2016 the Company determined that its financial statements for the years ended December 31, 2015, 2014 and 2013 and for prior years and for the quarter ended March 31, 2016 contained errors resulting from the incorrect accounting for equipment purchased with in-place leases. The Company previously did not identify, measure and account for maintenance rights acquired.   The Company’s accounting policy for maintenance rights is described in the notes to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2016.  Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99).  Based on such evaluation, we have concluded that these corrections would not be material to any individual prior period and have corrected such balances herein.

The adjustments to the previously reported Consolidated Statement of Income for the three month period ending March 31, 2016 were as follows: a decrease in Depreciation and Amortization Expense of $0.2 million; an increase in Income Tax Expense of $0.1 million, an increase in net income of $0.2 million; and an increase in basic and diluted earnings per share of $0.03.

There were other immaterial out of period adjustments recorded that affected lease rent revenue, spare part sales revenue and expense and general and administrative expenses for the three month month ended March 31, 2016.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016, and the losses recorded during the three months ended March 31, 2017 and 2016 on those assets:

	Assets at Fair Value								Total Losses
	March 31, 2017				March 31, 2016				Three Months Ended March 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2017	2016
	(in thousands)								(in thousands)
Equipment held for lease	$—	$11,454	$—	$11,454	$—	$—	$—	$—	$(9,019)	$—
Equipment held for sale	—	26,306	—	26,306	—	3,307	—	3,307	(3,071)	(2,036)
Spare parts inventory	—	2,228	—	2,228	—	—	—	—	(919)	—
Total	$—	$39,988	$—	$39,988	$—	$3,307	$—	$3,307	$(13,009)	$(2,036)

At March 31, 2017, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A writedown of $12.1 million was recorded during the three months ended March 31, 2017 for four engines and two aircraft for which their leases ended or were modified in the period. We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.   An additional asset write-down of $0.9 million was recorded in the three months ended March 31, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.  A write-down of equipment totaling $2.0 million was recorded in the three months ended March 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.

(e)    Reclassifications:

Reclassifications have been made to our consolidated financial statements for the prior periods to conform to classifications used during the three ended March 31, 2017.

(f)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at March 31, 2017. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(g)    Recent Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU")  2015-11 ,Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  The Company adopted ASU 2015-11 during the quarter ended March 31, 2017 and it did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted this standard as of March 31, 2017 and included $29.3 million and $30.0 million of restricted cash in the total of cash, cash equivalents and restricted cash in its statements of consolidated cash flows for the three months ended March 31, 2017 and 2016, respectively.   The adoption of this standard also resulted in an increase (decrease) in cash flows from operating, investing and financing activities of ($3.1 million), $1.3 million and ($1.3 million), respectively, for the three months ended March 31, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance became effective for the Company in the first quarter of fiscal 2017.

The Company adopted ASU 2016-09 on January 1, 2017 on a modified retrospective method through a cumulative adjustment to  retained earnings of $1.3 million.  Starting this quarter, excess tax benefit from stock-based compensation of $25,000 were reflected in the Consolidated Statements of Income as income tax expense, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 was adjusted as follows: a $0.1 million increase to net cash provided by operating activities and a $0.1 million decrease to net cash used in financing activities.

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

3. Commitments

We have made a purchase commitment to secure the purchase of three engines and related equipment for a gross purchase price of $13.5 million, for delivery in 2017.

4.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has decreased to $31.8 million as of March 31, 2017 as a result of the Company receiving $1.9 million in distributions, recording $0.4 million as deferred gain as a result of the Company selling an engine to WMES and the Company’s share of WMES reported income of $1.6 million during the three months ended March 31, 2017.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During the three months ended March 31, 2017 the Company recording $0.5 million as deferred gain as a result of the Company selling an engine to CASC Willis, recorded $0.1 million foreign currency translation adjustment and the Company’s share of CASC Willis reported income of $0.2 million. Our investment in the joint venture is $12.8 million as of March 31, 2017.

Three Months Ended March 31, 2017	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2016	$32,470	$12,936	$45,406
Earnings from joint venture	1,635	219	1,854
Deferred gain on engine sale	(443)	(496)	(939)
Distribution	(1,880)	—	(1,880)
Foreign Currency Translation Adjustment	—	99	99
Investment in joint ventures as of March 31, 2017	$31,782	$12,758	$44,540

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.8 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio. “Gain on sale of leased equipment” on the Consolidated Statement of Income includes $0.9 million for the three months ended March 31, 2017 related to the sale of an engine to WMES ($0.4 million gain) and the sale of an engine to CASC Willis ($0.5 million gain).  “Gain on sale of  leased equipment” on the Consolidated Statement of Income includes $1.2 million for the three months ended March 31, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES and CASC Willis, we deferred these gains to our investment which is being amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$11,661	$9,246
Expenses	8,430	9,180
WMES net income	$3,231	$66

	March 31,	December 31,
	2017	2016
	(in thousands)
Total assets	$273,121	$293,299
Total liabilities	200,265	219,881
Total WMES net equity	$72,856	$73,418

5.  Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at March 31, 2017, which revolves until the maturity date of April 2021.	$585,000	$608,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	274,467	279,541

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	14,023	14,453

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	11,366	11,709

Notes payable	884,856	913,703

Less: unamortized debt issuance costs	(12,655)	(13,448)
Total notes payable	$872,201	$900,255

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

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

The following is a summary of the aggregate maturities of our long-term debt at March 31, 2017:

Year	(in thousands)
2017	$17,777
2018	33,294
2019	23,430
2020	23,031
2021	608,268
Thereafter	179,056
$884,856

6.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $596.3 million and $619.7 million of our borrowings at March 31, 2017 and December 31, 2016, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 49 months. The fair value of the swap at March 31, 2017 was $0.4 million representing a net asset for us. We recorded a $0.2 million and nil expense to net finance costs during the three months ended March 31, 2017 and 2016, respectively, from derivative instruments.

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

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for the March 31, 2017 and 2016:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Three Months Ended March 31,
Relationships	Derivatives in the Statements of Income	2017	2016
		(in thousands)
Interest rate contracts	Interest expense	$226	$—
Total		$226	$—

Effect of Cash Flow Hedge Derivative Instruments

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the years ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized		Location of Loss (Gain)	Amount of Loss (Gain) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,		Income	Three Months Ended March 31,
Relationships	2017	2016	(Effective Portion)	2017	2016
	(in thousands)			(in thousands)
Interest rate contracts	$335	$—	Interest expense	$226	$—
Total	$335	$—	Total	$226	$—

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap in place during 2017 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

7.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized. 2,568,857 shares of restricted stock were granted under the 2007 Stock Incentive Plan by March 31, 2017. Of this amount, 155,745 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 386,888 shares which were available as of March 31, 2017 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2016 and the three months ended March 31, 2017

Shares
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	85,000
Granted in 2016 (vesting over 4 years)	13,250
Granted in 2016 (vesting on first anniversary from date of issuance)	18,395
Cancelled in 2016	(20,377)
Vested in 2016	(213,528)
Restricted stock at December 31, 2016	299,335
Granted in 2017 (vesting over 3 years)	168,500
Vested in 2017	(44,563)
Cancelled in 2017	—
Restricted stock at March 31, 2017	423,272

All cancelled shares have returned to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At March 31, 2017 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.9 years totals $6.9 million. At March 31, 2017, the intrinsic value of unvested restricted stock awards is $9.5 million. The 2007 Plan terminates on May 24, 2017.

8.  Income Taxes

Income tax expense for the three month ended March 31, 2017 and March 31, 2016 was $6.2 million and $3.1 million, respectively.  The effective tax rates for the three month ended March 31, 2017 and March 31, 2016 were 43.3% and 43.2%, respectively.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of March 31, 2017 and December 31, 2016 was estimated to have a fair value of approximately $825.3 million and $864.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended March 31, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$30,233	$—	$—	$30,233
Maintenance reserve revenue	31,961	—	—	31,961
Spare parts and equipment sales	6,425	6,171	—	12,596
Gain on sale of leased equipment	983	—	—	983
Other revenue	2,125	175	(127)	2,173
Total revenue	71,727	6,346	(127)	77,946

Expenses:
Depreciation and amortization expense	16,540	88	—	16,628
Cost of spare parts and equipment sales	4,705	4,695	—	9,400
Write-down of equipment	12,091	918	—	13,009
General and administrative	12,414	787	—	13,201
Technical expense	2,292	—	—	2,292
Net finance costs	10,865	—	—	10,865
Total expenses	58,907	6,488	—	65,395

Earnings (loss) from operations	$12,820	$(142)	$(127)	$12,551

	Leasing and
For the three months ended March 31, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$28,276	$—	$—	$28,276
Maintenance reserve revenue	15,819	—	—	15,819
Spare parts sales	—	2,632	—	2,632
Gain on sale of leased equipment	2,992	—	—	2,992
Other revenue	933	358	(291)	1,000
Total revenue	48,020	2,990	(291)	50,719

Expenses:
Depreciation and amortization expense	16,337	82	—	16,419
Cost of spare parts sales	—	1,932	—	1,932
Write-down of equipment	2,036	—	—	2,036
General and administrative	10,980	772	—	11,752
Technical expense	1,696	—	—	1,696
Net finance costs	9,913	95	—	10,008
Total expenses	40,962	2,881	—	43,843

Earnings from operations	$7,058	$109	$(291)	$6,876

(1) Represents revenue generated between our operating segments

Total assets as of March 31, 2017	$1,293,122	$29,867	$—	$1,322,989

Total assets as of December 31, 2016	$1,307,460	$30,427	$—	$1,337,887

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note: Certain 2016 amounts include adjustments to prior periods see "Note 1. Summary of Significant Accounting Policies (c) Correction of Immaterial Errors - Consolidated Financial Statements" for further disclosure.

Overview

Our core business is acquiring and leasing commercial aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such engines, all of which we sometimes refer to as “equipment.”  In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”). TES has been the engine management and consulting business of the TES Aviation Group.  In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in our 2016 Form 10-K.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016:

Lease Rent Revenue. Lease rent revenue for the three months ended March 31, 2017 increased 6.9% to $30.2 million from the comparable period in 2016. This increase reflects an increase in our net book value of leased equipment as well as an increase in lease rate factor on our leased equipment in the current period, which translated into higher lease rent revenue. The aggregate net book value of lease equipment at March 31, 2017 and 2016 was $1,094.7 million and $1,083.6 million, respectively, an increase of 1.0%. The average utilization for the three months ended March 31, 2017 and 2016 was 89% and 87%, respectively.  At March 31, 2017 and 2016, approximately 89% and 90%, respectively, of equipment held for lease by book value was on lease.

During the three months ended March 31, 2017, we added $38.0 million of equipment and capitalized costs to the lease portfolio. During the three months ended March 31, 2016, we added $42.1 million of equipment and capitalized costs to the lease portfolio.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended March 31, 2017 increased 102.0% to $32.0 million from $15.8 million for the comparable period in 2016. $14.9 million of the increase was due to higher maintenance reserve revenues as five engines came off lease generating $21.5 million of long term maintenance revenues compared to $6.7 million of long term maintenance revenues generated in the comparable prior period by two engines coming off long term lease.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended March 31, 2017 were $12.6 million, a $10.0 million increase as compared to $2.6 million for the three months ended March 31, 2016.  Equipment sales were $6.4 million for the three months ended March 31, 2017 reflecting the sale of two airframes as compared to nil equipment sales for the three months ended March 31, 2016.   Spare parts sales for the three months ended March 31, 2017 were $6.2 million compared to $2.6 million in the comparable period in 2016.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2017, we sold three engines and other related equipment generating a net gain of $1.0 million. During the three months ended March 31, 2016, we sold one airframe, six engines and other related equipment generating a net gain of $3.0 million.

Other Revenue. Our other revenue consists of management fee income, lease administration fees, foreign operation subsidies and third party consignment commissions earned by Willis Aero.  Other revenue increased to $2.2 million from $1.0 million for the comparable period in 2016 due to an increase in fees earned related to engines managed on behalf of third parties as well as service fee revenue at our Willis Asset Management subsidiary.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 1.3% to $16.6 million for the three months ended March 31, 2017 from $16.4 million in the comparable period in 2016, due to a change in the portfolio mix, and related depreciation.  As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales were $9.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. Cost of equipment sales were $4.7 million and nil for the three months ended March 31, 2017 and 2016, respectively.   Cost of spare parts sales for the three months ended March 31, 2017 were $4.7 million compared to $1.9 million in the comparable period in 2016.   Gross margin on parts sales for the three months ended March 31, 2017 quarter was 23.9% compared to 26.6% for the comparable period in 2016 primarily due to a change in the mix of parts sold in 2017.

Write-down of Equipment.   Write-down of equipment was $13.0 million and $2.0 million in the three months ended March 31, 2017 and 2016, respectively.  A writedown of $12.1 million was recorded during the three months ended March 31, 2017 for four engines and two aircraft for which their leases ended or were modified in the period. We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.   An additional asset write-down of $0.9 million was recorded in the three months ended March 31, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.  A write-down of equipment totaling $2.0 million was recorded in the three months ended March 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.

General and Administrative Expenses. General and administrative expenses increased 12.3% to $13.2 million for the three months ended March 31, 2017, from $11.8 million in the comparable period in 2016, due primarily to increased salary and payroll taxes of $0.6 million from increased headcount, increased bad debt expense of $0.5 million, a higher contingency bonus accrual of $0.3 million resulting from improved operating profits and higher commission expense of $0.2 million.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 35.1% to $2.3 million for the three months ended March 31, 2017 compared to the year ago period due to increased engine maintenance expense ($0.3 million) due to higher engine shop visits, increased technical services expense ($0.2 million) and higher thrust lease rental fees ($0.1 million).

Net Finance Costs. Net finance costs increased 8.6% to $10.9 million for the three months ended March 31, 2017, from $10.0 million in the comparable period in 2016, due primarily to higher interest expense resulting from higher interest rates and higher average debt balances in the current quarter compared to the year ago period. The average notes payable balances at March 31, 2017 and 2016, were $891.7 million and $880.1 million, respectively, an increase of 1.3%. As of March 31, 2017, $596.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.43% for the three months ended March 31, 2106 to an average of 0.85% for the three months ended March 31, 2017 (average of month-end rates). As of March 31, 2017 and 2016, one-month LIBOR was 0.98% and 0.43%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of March 31, 2017, such swap agreement had a notional outstanding amount of $100.0 million, with a remaining term of 49 months. No interest rate swap agreements existed during the three months ended March 31, 2016. We recorded a $226,000 and nil expense to net finance costs during the three months ended March 31, 2017 and 2016, respectively, from derivative investments .

Income Tax Expense. Income tax expense for the three months ended March 31, 2017 and 2016 was $6.2 million and $3.1 million, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 were 43.3% and 43.2%, respectively.

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

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $18.0 million and $20.0 million in the three-month periods ended March 31, 2017 and 2016, respectively, was derived from this activity. In these same time periods, $46.8 million and $36.9 million, respectively, was used to pay down related debt.

At March 31, 2017, $6.4 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $35.3 million and $44.4 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent nine months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 89% and 93%, by book value, of our assets were on lease at March 31, 2017 and December 31, 2016, respectively. The average utilization rate was 89% and 87% for the three-month periods ended March 31, 2017 and 2016, respectively.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At March 31, 2017, notes payable consists of loans totaling $872.2 million payable over periods of approximately 0.8 years to 7.3 years with interest rates varying between approximately 2.6% and 5.5%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Notes Payable" Note 5 in Part I, Item 1 of this Form 10-Q.

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

At March 31, 2017, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2017, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $33.8 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2017:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$884,856	$33,780	$46,418	$631,446	$173,212
Interest payments under long-term debt obligations	121,758	39,285	56,192	21,264	5,017
Operating lease obligations	2,612	1,548	1,064	-	-
Purchase obligations	13,473	13,473	-	-	-
Total	$1,022,699	$88,086	$103,674	$652,710	$178,229

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at March 31, 2017 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in leverage and in the rates for one-month LIBOR.

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

Cash flow provided from operating activities was $45.9 million and $17.1 million in the three-month periods ended March 31, 2017 and 2016, respectively.  The increase was primarily due to the increase in net income, increase in writedowns and change in receivables.

Cash flow provided by (used in) investing activities was ($6.9 million) and $4.5 million in the three-month periods ended March 31, 2017 and 2016, respectively.  The decrease was primarily due to the decrease in proceeds from the sale of equipment.

Cash flow used in financing activities was $30.2 million and $21.7 million in the three-month periods ended March 31, 2017 and 2016, respectively.  The increase was primarily due to the increase in principal payments on notes payable partially offset by a decrease in the repurchase of common stock.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will be effective for the Company at the beginning of its first quarter of fiscal year 2018.  The guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The most recent adopted accounting pronouncements are described in Note 1(g) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Management of Interest Rate Exposure

At March 31, 2017, $596.4 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products.  During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining term of 49 months. The fair value of the swap at March 31, 2017 was $403,000 representing a net asset for us.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2017, $596.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $5.0 million.

We hedge a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Based on the implied forward rates for one-month LIBOR, we expect interest expense will be increased by approximately $0.6 million for the year ending December 31, 2017 as a result of our hedges. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates, but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the three months ended March 31, 2017, 86% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2017 and 2016.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. On September 27, 2012, the Company announced that its Board of Directors has authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan on April 21, 2015.  This plan extends the previous plan authorized on December 8, 2009, and increases the number of shares authorized for repurchase up to $100.0 million.

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2017 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 1, 2017 - January 31, 2017	—	$—	—	$32,886
February 1, 2017 - February 28, 2017	—	$—	—	$32,886
March 1, 2017 - March 31, 2017	40	$21.84	40	$32,001
Total	40	$21.84	40	$32,001

ITEM 5.OTHER INFORMATION

None

EXHIBITS

Exhibit Number	Description
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

10.5	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on May 25, 2016).
10.6	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
10.7*

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.8*

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

10.9*

Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.10*

Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.11*

Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.12*

Third Amended and Restated Credit Agreement, dated as of April 20, 2016, among the Company, MUFG Union Bank, N.A. as administrative agent and security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.15 to our report on Form 10-Q filed on August 16, 2016).

10.13	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on February 16, 2016).
10.14	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 16, 2016).
10.15

Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 20, 2016).

10.16

General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on September 20, 2016).

10.17	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on October 18, 2016).

10.18

Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of October 13, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on October 18, 2016).

10.19

Certificate Eliminating Series I Junior Participating Preferred Stock of Willis Lease Finance Corporation dated as of October 7, 2016 (incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed on October 18, 2016).

11.1	Statement re Computation of Per Share Earnings.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
23.1	2016 Consent of KPMG LLP dated as of March 15, 2017. This exhibit is being filed to amend Exhibit 23.1, the Consent of KPMG, filed on Form 10-K on March 15, 2017.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty Chief Financial Officer (Principal Accounting Officer)