Form 10-Q
period 2017-06-30
WILLIS LEASE FINANCE CORP
filed 2017-08-09
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 7, 2017
Common Stock, $0.01 par value per share	6,434,074

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$11,256	$10,076
Restricted cash	43,244	22,298
Equipment held for operating lease, less accumulated depreciation of $351,616 and $351,553 at June 30, 2017 and December 31, 2016, respectively	1,160,545	1,136,603
Maintenance rights	17,159	17,670
Equipment held for sale	27,826	30,710
Operating lease related receivables, net of allowances of $1,058 and $787 at June 30, 2017 and December 31, 2016, respectively	12,867	16,484
Spare parts inventory	22,955	25,443
Investments	45,928	45,406
Property, equipment & furnishings, less accumulated depreciation of $6,586 and $5,858 at June 30, 2017 and December 31, 2016, respectively	16,400	16,802
Intangible assets, net	1,980	2,182
Other assets	26,194	14,213
Total assets	$1,386,354	$1,337,887

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$24,452	$17,792
Deferred income taxes	114,127	104,978
Notes payable	921,782	900,255
Maintenance reserves	68,512	71,602
Security deposits	23,074	21,417
Unearned lease revenue	5,195	5,823
Total liabilities	1,157,142	1,121,867

Redeemable preferred stock ($0.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	$19,777	$19,760

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,440,049 and 6,401,929 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	64	64
Paid-in capital in excess of par	708	2,512
Retained Earnings	209,497	194,729
Accumulated other comprehensive loss, net of income tax benefit of $439 and benefit $551 at June 30, 2017 and December 31, 2016, respectively.	(834)	(1,045)
Total shareholders’ equity	209,435	196,260
Total liabilities, redeemable preferred stock and shareholders' equity	$1,386,354	$1,337,887

(1) Total assets at June 30, 2017 and December 31, 2016 include the following assets of a variable interest entity (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $72 and $257; Restricted Cash

$43,244 and $22,298; Equipment, $281,472 and $309,815; and Other, $8,026

and $4,139, respectively.

(2) Total liabilities at June 30, 2017 and December 31, 2016 include the following liabilities of a VIE for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $263,884 and $273,380, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Lease rent revenue	$31,337	$29,181	$61,572	$57,457
Maintenance reserve revenue	11,881	15,514	43,843	31,333
Spare parts and equipment sales	19,383	3,673	31,979	6,305
Gain on sale of leased equipment	3,527	258	4,509	3,250
Other revenue	1,716	992	3,888	1,992
Total revenue	67,844	49,618	145,791	100,337

EXPENSES
Depreciation and amortization expense	16,015	16,188	32,644	32,607
Cost of spare parts and equipment sales	13,730	2,787	23,130	4,719
Write-down of equipment	2,277	1,893	15,285	3,929
General and administrative	13,065	10,685	26,265	22,437
Technical expense	2,448	1,803	4,740	3,499
Net finance costs:
Interest expense	11,312	10,397	22,178	20,405
Gain on debt extinguishment	—	137	—	137
Net finance costs	11,312	10,534	22,178	20,542
Total expenses	58,847	43,890	124,242	87,733

Earnings from operations	8,997	5,728	21,549	12,604

Earnings from joint ventures	1,161	56	3,015	243

Income before income taxes	10,158	5,784	24,564	12,847
Income tax expense	4,168	2,418	10,406	5,470
Net income	$5,990	$3,366	$14,158	$7,377
Preferred stock dividends	324	—	646	—
Accretion of preferred stock issuance costs	9	—	17	—

Net income attributable to common shareholders	$5,657	$3,366	13,495	7,377

Basic earnings per common share:	$0.94	$0.50	$2.22	$1.07

Diluted earnings per common share:	$0.92	$0.49	$2.18	$1.05

Average common shares outstanding	6,036	6,685	6,075	6,917
Diluted average common shares outstanding	6,142	6,819	6,201	7,047

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$5,990	$3,366	$14,158	$7,377

Other comprehensive income (loss):
Currency translation adjustment	226	967	326	526
Unrealized loss on derivative instruments	(338)	—	(3)	—
Net gain (loss) recognized in other comprehensive income	(112)	967	323	526
Tax benefit (expense) related to items of other comprehensive income	40	(334)	(112)	(182)
Other comprehensive income (loss)	(72)	633	211	344
Total comprehensive income	$5,918	$3,999	$14,369	$7,721

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Six months Ended June 30, 2017 and 2016
(In thousands, unaudited)

			Stockholders' Equity
						Accumulated
	Redeemable				Paid-in	Other		Total
	Preferred Stock		Common Stock		Capital in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Income	Earnings	Equity
Balances at December 31, 2015	—	$—	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	—	—	7,377	7,377

Net unrealized loss from currency translation adjustment, net of tax benefit of $182	—	—	—	—	—	345	—	345

Shares repurchased	—	—	(942)	(9)	(22,390)	—	—	(22,399)

Shares issued under stock compensation plans	—	—	112	1	81	—	—	82

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(29)	—	(581)	—	—	(581)

Stock-based compensation, net of forfeitures	—	—	—	—	1,849	—	—	1,849

Tax benefit on disqualified disposition of shares	—	—	—	—	254	—	—	254

Balances at June 30, 2016	—	$—	6,689	$67	$7,933	$(176)	$188,326	$196,150

Balances at January 1, 2017	1,000	$19,760	6,402	$64	$2,512	$(1,045)	$194,729	$196,260
Cumulative-effect adjustment	—	—	—	—	—	—	1,273	1,273
Balances at January 1, 2017, adjusted	1,000	19,760	6,402	64	2,512	(1,045)	196,002	197,533

Net income	—	—	—	—	—	—	14,158	14,158

Net unrealized gain from currency translation adjustment, net of tax expense of $112	—	—	—	—	—	214	—	214

Net unrealized gain (loss) from derivative instruments, net of tax expense of $1	—	—	—	—	—	(3)	—	(3)

Shares repurchased	—	—	(155)	(2)	(3,347)	—	—	(3,349)

Shares issued under stock compensation plans	—	—	211	2	91	—	—	93

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(18)	—	(622)	—	—	(622)

Stock-based compensation, net of forfeitures	—	—	—	—	2,074	—	—	2,074

Accretion of preferred shares issuance costs	—	17	—	—	—	—	(17)	(17)

Preferred stock dividend	—	—	—	—	—	—	(646)	(646)

Balances at June 30, 2017	1,000	$19,777	6,440	$64	$708	$(834)	$209,497	209,435

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,158	$7,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,644	32,607
Write-down of equipment	15,285	3,929
Stock-based compensation expenses	2,074	1,849
Amortization of deferred costs	2,361	2,157
Allowances and provisions	272	(419)
Gain on sale of leased equipment	(4,509)	(3,250)
Gain on extinguishment of debt	—	137
Income from joint ventures	(3,015)	(243)
Excess tax benefit from stock-based compensation	—	254
Deferred income taxes	10,406	4,990
Changes in assets and liabilities:
Receivables	3,345	(225)
Spare parts inventory	645	1,799
Other assets	(3,315)	297
Accounts payable and accrued expenses	8,139	(2,322)
Maintenance reserves	(342)	(1,782)
Security deposits	1,757	(105)
Unearned lease revenue	(628)	(256)
Net cash provided by operating activities	79,277	46,794

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	37,754	54,204
Capital contribution to joint ventures	—	(4,610)
Distributions received from joint ventures	1,880	1,167
Purchase of equipment held for operating lease	(112,233)	(61,472)
Purchase of maintenance rights	—	(4,634)
Purchase of property, equipment and furnishings	(326)	(183)
Net cash provided by (used in) investing activities	(72,925)	(15,528)

Cash flows from financing activities:
Proceeds from issuance of notes payable	93,000	55,000
Debt issuance cost	—	(3,755)
Proceeds from shares issued under stock compensation plans	93	82
Cancellation of restricted stock units in satisfaction of withholding tax	(622)	(581)
Repurchase of common stock	(3,348)	(22,399)
Preferred stock dividends, net	(596)	—
Principal payments on notes payable	(72,752)	(42,501)
Net cash provided by (used in) financing activities	15,775	(14,154)
Increase (decrease) in cash, cash equivalents and restricted cash	22,127	17,112
Cash, cash equivalents and restricted cash at beginning of period	32,373	42,758
Cash, cash equivalents and restricted cash at end of period	$54,500	$59,870
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$19,426	$18,653
Income Taxes	$332	$72

Supplemental disclosures of non-cash investing activities:
During the six months ended June 30, 2017 and 2016, liabilities of $1,624 and $2,565, respectively, were incurred but not paid in connection with our purchase of aircraft and engines.
During the six months ended June 30, 2017 and 2016, engines and equipment totaling $27,408 and $18,371, respectively, were transferred from Held for Operating Lease to Held for Sale
During the six months ended June 30, 2016 , an aircraft of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2017 and December 31, 2016, and the results of our operations for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. The results of operations and cash flows for the period ended June 30, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2017 and 2016, and the losses recorded during the six months ended June 30, 2017 and 2016 on those assets:

	Assets at Fair Value								Total Losses
	June 30, 2017				June 30, 2016				Six Months Ended June 30,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2017	2016
	(in thousands)								(in thousands)
Equipment held for lease	$—	$11,483	$—	$11,483	$—	$758	$—	$758	$(9,019)	$(1,893)
Equipment held for sale	—	27,547	—	27,547	—	1,448	—	1,448	(4,423)	(2,036)
Spare parts inventory	—	21,275	—	21,275	—	—	—	—	(1,843)	—
Total	$—	$60,305	$—	$60,305	$—	$2,206	$—	$2,206	$(15,285)	$(3,929)

At June 30, 2017, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. A write-down of $13.4 million was recorded during the six months ended June 30, 2017 for four engines and three aircraft for which their leases ended or were modified in the period. We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.   An additional asset write-down of $1.8 million was recorded in the six months ended June 30, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.  A write-down of equipment totaling $3.9 million was recorded in the six months ended June 30, 2016 due to a management decision to consign two engines for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.

(d)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at June 30, 2017. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(e)    Recent Accounting Pronouncements:

Recent Accounting Pronouncements Already Adopted by the Company:

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted this standard as of March 31, 2017 and included $43.2 million and $22.3 million of restricted cash in the total of cash, cash equivalents and restricted cash in its statements of consolidated cash flows for the six months ended June 30, 2017

and 2016, respectively.   The adoption of this standard also resulted in an increase (decrease) in cash flows from operating, investing and financing activities of ($5.8 million), $1.3 million and ($1.3 million), respectively, for the six months ended June 30, 2016.

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

The Company adopted ASU 2016-09 on January 1, 2017 on a modified retrospective method through a cumulative adjustment to  retained earnings of $1.3 million.  As of the six months ended June 30, 2017, excess tax benefit from stock-based compensation of $54,000 were reflected in the Consolidated Statements of Income as income tax expense, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 was adjusted as follows: a $0.2 million increase to net cash provided by operating activities and a $0.2 million decrease to net cash used in financing activities.

Recent Accounting Pronouncements To Be Adopted by the Company:

In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance applicable to revenue recognition that will be effective January 1, 2018. Early adoption was permitted for the year-ending December 31, 2017. The new guidance applies a more principles based approach to recognizing revenue. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. Under the full retrospective approach, the standard would be applied to each prior reporting period presented. The Company continued its evaluation of the new guidance and the effect of adoption on the consolidated financial statements and believes the new standard has no impact on lease revenue and initial evaluation concluding no material impact to other revenue streams.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company in the first quarter of fiscal 2018. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

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

3.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has increased to $32.6 million as of June 30, 2017 as a net result of the Company receiving $1.9 million in distributions, recording $0.4 million as deferred gain as a result of the Company selling an engine to WMES and the Company’s share of WMES reported income of $2.4 million during the six months ended June 30, 2017.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During the six months ended June 30, 2017 the Company recorded $0.5 million as deferred gain as a result of the Company selling an engine to CASC Willis, recorded $0.3 million foreign currency translation adjustment and the Company’s share of CASC Willis reported income of $0.6 million. Our investment in the joint venture is $13.4 million as of June 30, 2017.

Six Months Ended June 30, 2017	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2016	$32,470	$12,936	$45,406
Earnings from joint venture	2,426	589	3,015
Deferred gain on engine sale	(443)	(496)	(939)
Distribution	(1,880)	—	(1,880)
Foreign Currency Translation Adjustment	—	326	326
Investment in joint ventures as of June 30, 2017	$32,573	$13,355	$45,928

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.3 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio. “Gain on sale of leased equipment” on the Consolidated Statement of Income includes $0.9 million for the six months ended June 30, 2017 related to both the sale of an engine to WMES ($0.4 million gain) and the sale of an engine to CASC Willis ($0.5 million gain).  “Gain on sale of  leased equipment” on the Consolidated Statement of Income includes $1.2 million for the six months ended June 30, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES and CASC Willis, we deferred these gains to our investment which is being amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June,
	2017	2016
	(in thousands)
Revenue	$8,199	$7,752
Expenses	6,700	7,209
WMES net income	$1,499	$543

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Revenue	$19,860	$16,998
Expenses	15,129	16,390
WMES net income	$4,731	$608

	June 30,	December 31,
	2017	2016
	(in thousands)
Total assets	$265,341	$307,152
Total liabilities	190,986	238,790
Total WMES net equity	$74,355	$68,362

4.  Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at June 30, 2017, which revolves until the maturity date of April 2021.	$640,000	$608,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	269,336	279,541

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	13,592	14,453

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	11,023	11,709

Notes payable	933,951	913,703

Less: unamortized debt issuance costs	(12,169)	(13,448)
Total notes payable	$921,782	$900,255

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

The following is a summary of the aggregate maturities of our long-term debt at June 30, 2017:

Year	(in thousands)
2017	$11,872
2018	33,294
2019	23,430
2020	23,031
2021	663,268
Thereafter	179,056
$933,951

5.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $651.0 million and $619.7 million of our borrowings at June 30, 2017 and December 31, 2016, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 46 months. The fair value of the swap at June 30, 2017 was $64,000 representing a net asset for us. We recorded a $0.4 million and nil expense to net finance costs during the six months ended June 30, 2017 and 2016,  respectively, from derivative instruments.

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

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for June 30, 2017 and 2016:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Three Months Ended June 30,
Relationships	Derivatives in the Statements of Income	2017	2016
		(in thousands)
Interest rate contracts	Interest expense	$174	$—
Total		$174	$—

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Six Months Ended June 30,
Relationships	Derivatives in the Statements of Income	2017	2016
		(in thousands)
Interest rate contracts	Interest expense	$400	$—
Total		$400	$—

Effect of Cash Flow Hedge Derivative Instruments

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the six months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized		Location of Loss (Gain)	Amount of Loss (Gain) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended June 30,		Income	Three Months Ended June 30,
Relationships	2017	2016	(Effective Portion)	2017	2016
	(in thousands)			(in thousands)
Interest rate contracts	$(338)	$—	Interest expense	$174	$—
Total	$(338)	$—	Total	$174	$—

	Amount of Gain (Loss) Recognized		Location of Loss (Gain)	Amount of Loss (Gain) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,		Income	Six Months Ended June 30,
Relationships	2017	2016	(Effective Portion)	2017	2016
	(in thousands)			(in thousands)
Interest rate contracts	$(3)	$—	Interest expense	$400	$—
Total	$(3)	$—	Total	$400	$—

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

6.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized. 2,615,960 shares of restricted stock were granted under the 2007 Stock Incentive Plan by June 30, 2017. Of this amount, 166,411 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 350,451 shares which were available as of June 30, 2017 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2016 and the six months ended June 30, 2017

Shares
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	85,000
Granted in 2016 (vesting over 4 years)	13,250
Granted in 2016 (vesting on first anniversary from date of issuance)	18,395
Cancelled in 2016	(20,377)
Vested in 2016	(213,528)
Restricted stock at December 31, 2016	299,335
Granted in 2017 (vesting over 3 years)	200,700
Granted in 2017 (vesting in 1 year)	9,903
Granted in 2017 (vesting in less than 1 year)	5,000
Vested in 2017	(82,413)
Cancelled in 2017	(10,666)
Restricted stock at June 30, 2017	421,859

All cancelled shares have returned to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At June 30, 2017 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.8 years totals $6.8 million. At June 30, 2017, the intrinsic value of unvested restricted stock awards is $11.3 million. The 2007 Plan was extend in May 2015 for 5 years until May 2020.

7.  Income Taxes

Income tax expense for the three and six month ended June 30, 2017 was $4.2 million and $10.4 million, respectively. Income tax expense for the three and six month ended June 30, 2016 was $2.4 million and $5.5 million, respectively.  The effective tax rates for the three and six month ended June 30, 2017 were 42.3% and

41.8%, respectively.  The effective tax rates for the three month and six months ended June 30, 2016 were 41.8% and 42.6%, respectively.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of June 30, 2017 and December 31, 2016 was estimated to have a fair value of approximately $858.8 million and $864.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended June 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$31,337	$—	$—	$31,337
Maintenance reserve revenue	11,881	—	—	11,881
Spare parts and equipment sales	12,874	6,509	—	19,383
Gain on sale of leased equipment	3,527	—	—	3,527
Other revenue	1,649	276	(209)	1,716
Total revenue	61,268	6,785	(209)	67,844

Expenses:
Depreciation and amortization expense	15,929	86	—	16,015
Cost of spare parts and equipment sales	9,918	3,812	—	13,730
Write-down of equipment	1,351	926	—	2,277
General and administrative	12,207	858	—	13,065
Technical expense	2,448	—	—	2,448
Net finance costs	11,312	—	—	11,312
Total expenses	53,165	5,682	—	58,847

Earnings (loss) from operations	$8,103	$1,103	$(209)	$8,997

	Leasing and
For the six months ended June 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$61,572	$—	$—	$61,572
Maintenance reserve revenue	43,843	—	—	43,843
Spare parts and equipment sales	19,299	12,680	—	31,979
Gain on sale of leased equipment	4,509	—	—	4,509
Other revenue	3,774	450	(336)	3,888
Total revenue	132,997	13,130	(336)	145,791

Expenses:
Depreciation and amortization expense	32,470	174	—	32,644
Cost of spare parts and equipment sales	14,623	8,507	—	23,130
Write-down of equipment	13,442	1,843	—	15,285
General and administrative	24,620	1,645	—	26,265
Technical expense	4,740	—	—	4,740
Net finance costs	22,178	—	—	22,178
Total expenses	112,073	12,169	—	124,242

Earnings (loss) from operations	$20,924	$961	$(336)	$21,549

	Leasing and
For the three months ended June 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$29,181	$—	$—	$29,181
Maintenance reserve revenue	15,514	—	—	15,514
Spare parts sales	900	2,773	—	3,673
Gain on sale of leased equipment	258	—	—	258
Other revenue	972	590	(570)	992
Total revenue	46,825	3,363	(570)	49,618

Expenses:
Depreciation and amortization expense	16,103	85	—	16,188
Cost of spare parts and equipment sales	648	2,139	—	2,787
Write-down of equipment	1,893	—	—	1,893
General and administrative	9,958	727	—	10,685
Technical expense	1,803	—	—	1,803
Net finance costs	10,414	120	—	10,534
Total expenses	40,819	3,071	—	43,890

Earnings from operations	$6,006	$292	$(570)	$5,728

	Leasing and
For the six months ended June 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$57,457	$—	$—	$57,457
Maintenance reserve revenue	31,333	—	—	31,333
Spare parts sales	900	5,405	—	6,305
Gain on sale of leased equipment	3,250	—	—	3,250
Other revenue	1,905	948	(861)	1,992
Total revenue	94,845	6,353	(861)	100,337

Expenses:
Depreciation and amortization expense	32,440	167	—	32,607
Cost of spare parts sales	648	4,071	—	4,719
Write-down of equipment	3,929	—	—	3,929
General and administrative	20,938	1,499	—	22,437
Technical expense	3,499	—	—	3,499
Net finance costs	20,327	215	—	20,542
Total expenses	81,781	5,952	—	87,733

Earnings from operations	$13,064	$401	$(861)	$12,604

(1) Represents revenue generated between our operating segments

Total assets as of June 30, 2017	$1,359,406	$26,948	$—	$1,386,354

Total assets as of December 31, 2016	$1,307,460	$30,427	$—	$1,337,887

10.  Subsequent Event

West III Securitization

On July 31, 2017, the Company through, its wholly owned, special-purpose Delaware statutory trust, Willis Engine Structured Trust III (“WEST III”) issued $335.7 million of notes (the “Notes”).  The Notes consist of two series; Initial Series A Notes in the aggregate principal amount of $293.7 million bearing a 4.69% fixed rate coupon  and issued at a price of 99.91%  and Initial Series B Notes in the aggregate principal amount of $42.0 million bearing a 6.36% fixed rate coupon and issued at a price of 98.3%.

The net proceeds from the Notes offering will be applied, in part, to pay fees and expenses related to the issuance and to pay the Company periodically over a 270-day delivery period in consideration for the aircraft engines acquired by WEST III from Willis.  The Company will primarily utilize net proceeds received as consideration for aircraft engine sales to repay certain amounts drawn under our revolving credit facility.  The Notes will be secured by, among other things, WEST III’s direct and indirect interests in a portfolio of 56 aircraft engines.

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016:

Lease Rent Revenue. Lease rent revenue for the three months ended June 30, 2017 increased 7.4% to $31.3 million from the comparable period in 2016. This increase primarily reflects a higher average lease rate factor and increased net book value of leased equipment in the current period. The aggregate net book value of lease equipment at June 30, 2017 and 2016 was $1,160.5 million and $1,081.5 million, respectively, an increase of 7.3%. The average utilization for the three months ended June 30, 2017 and 2016 was 88% and 90%, respectively.  At June 30, 2017 and 2016, approximately 90% and 91%, respectively, of equipment held for lease by book value was on lease.

During the three months ended June 30, 2017, equipment and capitalized costs related to the lease portfolio had a gross addition of $86.2 million. During the three months ended June 30, 2016, equipment and capitalized costs related to the lease portfolio had a gross addition of $22.6 million.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended June 30, 2017 decreased 23.4% to $11.9 million from $15.5 million for the comparable period in 2016. $4.1 million of the decrease was due to lower maintenance reserve revenues as one engine came off lease generating $2.1 million of long term maintenance revenue compared to $6.2 million of long term maintenance revenue generated in the comparable prior period by three engines coming off long term lease.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended June 30, 2017 were $19.4 million, a $15.7 million increase as compared to $3.7 million for the three months ended June 30,  2016. Spare parts sales for the three months ended June 30, 2017 were $6.5 million compared to $2.8 million in the comparable period in 2016.  Equipment sales were $12.9 million for the three months ended June 30, 2017 reflecting the sale of three airframes as compared to $0.9 million for the three months ended June 30, 2016.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2017, we sold four engines and other related equipment generating a net gain of $3.5 million. During the three months ended June 30, 2016, we sold one engine and other related equipment generating a net gain of $0.3 million.

Other Revenue. Our other revenue consists of management fee income, lease administration fees, foreign operation subsidies and third party consignment commissions earned by Willis Aero.  Other revenue increased to $1.7 million from $1.0 million for the comparable period in 2016 due to an increase in fees earned related to engines managed on behalf of third parties as well as service fee revenue at our Willis Asset Management subsidiary.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 1.1% to $16.0 million for the three months ended June 30, 2017 from $16.2 million in the comparable period in 2016, primarily due to changes in portfolio mix associated with our ongoing portfolio management efforts.  As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales were $13.7 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively. Cost of equipment sales were $9.9 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.   Cost of spare parts sales for the three months ended June 30, 2017 were $3.8 million compared to $2.1 million in the comparable period in 2016.   Gross margin on parts sales for the three months ended June 30, 2017 quarter was 41.4% compared to 22.9% for the comparable period in 2016 primarily due to a change in the mix of parts sold in 2017. Equipment cost were $9.9 million for the three months ended June 30, 2017 reflecting the sale of three airframes as compared to $0.4 million for the three months ended June 30, 2016 for sale of one airframe.

Write-down of Equipment.   Write-down of equipment was $2.3 million and $1.9 million in the three months ended June 30, 2017 and 2016, respectively.  A write-down of $1.4 million was recorded during the three months ended June 30, 2017 for one engine due to be parted out to reflect expected future proceeds. We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.   An additional asset write-down of $0.9 million was recorded in the three months ended June 30, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.  A write-down of equipment totaling $1.9 million was recorded in the three months ended June 30, 2016 due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.

General and Administrative Expenses. General and administrative expenses increased 22.3% to $13.1 million for the three months ended June 30, 2017, from $10.7 million in the comparable period in 2016, due primarily to increased salary and payroll taxes of $0.8 million from increased headcount, primarily related to our TES acquisition, a higher contingency bonus accrual of $1.1 million resulting from improved operating profits and higher commission expense of $0.2 million.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 35.8% to $2.4 million for the three months ended June 30, 2017 compared to the year ago period due to increased engine maintenance expense $0.1 million due to higher engine shop visits, increased technical services expense $0.3 million and higher engine freight $0.3 million.

Net Finance Costs. Net finance costs increased 7.4% to $11.3 million for the three months ended June 30, 2017, from $10.5 million in the comparable period in 2016, due primarily to higher interest expense resulting from higher interest rates and higher average debt balances in the current quarter compared to the year ago period. The average notes payable balances for the three months ending June 30, 2017 and 2016, were $913.8 million and $884.6 million, respectively, an increase of 3.6%. As of June 30, 2017, $651.0 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.45% for the three months ended June 30, 2016 to an average of 1.09% for the three months ended June 30, 2017 (average of month-end rates). As of June 30, 2017 and 2016, one-month LIBOR was 1.22% and 0.47%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of June 30, 2017, such swap agreements had a notional outstanding amount of $100.0 million, with a remaining term of 46 months. No interest rate swap agreements existed during the three months ended June 30, 2016. We recorded a $174,000 and nil expense to net finance costs during the three months ended June 30, 2017 and 2016, respectively, from derivative investments.

Income Tax Expense. Income tax expense for the three months ended June 30, 2017 and 2016 was $4.2 million and $2.4 million, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 were 41.0% and 41.8%, respectively.

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

Six months ended June 30, 2017, compared to the six months ended June 30, 2016:

Lease Rent Revenue. Lease rent revenue for the six months ended June 30, 2017 increased 7.2% to $61.6 million from the comparable period in 2016. This increase primarily reflects a higher average lease rate factor and increased net book value of leased equipment in the current period. The aggregate net book value of lease equipment at June 30, 2017 and 2016 was $1,160.5 million and $1,081.5 million, respectively, an increase of 7.3%. The average utilization for the six months ended June 30, 2017 and 2016 remained consistent at 89%. At June 30, 2017 and 2016, approximately 90% and 91%, respectively, of equipment held for lease by book value was on lease.

During the six months ended June 30, 2016, equipment and capitalized costs related to the lease portfolio had a gross addition of $129.2 million. During the six months ended June 30, 2016, equipment and capitalized costs related to the lease portfolio had a gross addition of $64.3 million.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the six months ended June 30, 2017 increased 39.9% to $43.8 million from $31.3 million for the comparable period in 2016. The increase was due to higher maintenance reserve revenues related to the termination of long term leases and higher maintenance reserves billed reflecting increased usage of engines under lease resulting from increased net book value of lease equipment in the six months ended June 30, 2017 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the six months ended June 30, 2017 were $32.0 million compared to $6.3 million in the comparable period in 2016.  Equipment sales increased to $4.5 million in the six months ended June 30, 2017 from $3.3 million from the comparable 2016 period. The increase was due to the sale of an airframe and an engine. Spare parts sales for the six months ended June 30, 2017 were $12.7 million compared to $5.4 million in the comparable period in 2016.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2017, we sold seven engines and other related equipment generating a net gain of $4.5 million. During the six months ended June 30, 2016, we sold one airframe, seven engines and other related equipment generating a net gain of $3.3 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $3.9 million for the six months ended June 30, 2017 from $2.0 million for the comparable period in 2016 due to an increase in fees earned related to engines managed on behalf of third parties as well as service fee revenue at our Willis Asset Management subsidiary.

Depreciation and Amortization Expense. Depreciation and amortization expense remained consistent at $32.6 million for the six months ended June 30, 2017 and for the comparable period in 2016, changes in leased asset portfolio mix offset the effect of portfolio growth.    As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2016 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased $18.4 million to $23.1 million for the six months ended June 30, 2017 compared to $4.7 million for the comparable period in 2016. Cost of equipment sales were $14.6 million for the six months ended June 30, 2016 and $0.6 million for the comparable period in 2016. Cost of spare parts sales for the six months ended June 30, 2017 were $8.5 million compared to $4.1 million in the comparable period in 2016.   Gross margin on parts sales for the six months ended June 30, 2017 quarter was 32.9% compared to 24.7% for the comparable period in 2016 primarily due to a change in the mix of parts sold in 2017.

Write-down of Equipment.   Write-down of equipment was $15.3 million and $3.9 million in the six months ended June 30, 2017 and 2016, respectively.  A write-down of equipment totaling $4.4 million was recorded in the six months ended June 30, 2017 due to a management decision to consign four engines for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further writedown of $9.0 million was recorded due to the adjustment of the carrying value for four engines within the portfolio to reflect estimated market value.  Write-downs of equipment totaling $2.0 million was recorded in the six months ended June 30, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further writedown of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.

General and Administrative Expenses. General and administrative expenses increased 17.1% to $26.3 million for the six months ended June 30, 2017, from $22.4 million in the comparable period in 2016, due primarily to higher contingency bonus ($1.4 million) resulting from improved operating profits, higher salary expense ($1.1 million) due to increased head count primarily related to our TES acquisition, and higher bad debt expense ($0.5 million). The increases were offset by a decrease in legal expense ($0.7 million).

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 35.5% to $4.7 million for the six months ended June 30, 2017 compared to the year ago period due to higher engine technical services expense ($0.5 million) due to increased engine returns, higher engine thrust rental fees ($0.2 million), increased engine maintenance cost ($0.4 million), and increased engine freight ($0.2 million).

Net Finance Costs. Net finance costs increased 8.0% to $22.2 million for the six months ended June 30, 2017, from $20.5 million in the comparable period in 2016, due primarily to higher average interest rate and average debt level during the six months ended June 30, 2017 compared to the year ago period. The average notes payable balances for the six months ending June 30, 2017 and 2016, were $902.8 million and $882.4 million, respectively, an increase of 2.4%. As of June 30, 2017, $651.0  million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.44% for the six months ended June 30, 2016 to an average of 0.97% for the six months ended June 30, 2017 (average of month-end rates). As of June 30, 2017 and 2016, one-month LIBOR was 1.22% and 0.47%, respectively.

Income Tax Expense. Income tax expense for the six months ended June 30, 2017 and 2016 was $10.4 million and $5.5 million, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 42.4% and 42.6%, respectively.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $93.0 million and $55.0 million in the six months periods ended June 30, 2017 and 2016, respectively, was derived from this activity. In these same time periods, $72.8 million and $42.5 million, respectively, was used to pay down related debt.

At June 30, 2017, $7.6 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $112.2 million and $61.5 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements for some of our engines on lease are restricted per our WEST II debt agreement. Cash from WEST II engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent nine months, and are subject to a minimum balance of $9.0 million. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 90% and 93%, by book value, of our assets were on lease at June 30, 2017 and December 31, 2016, respectively. The average utilization rate was 89% for the six month periods ended June 30, 2017 and 2016.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At June 30, 2017, notes payable consists of loans totaling $934.0 million payable over periods of approximately 0.5 years to 7.1 years with interest rates varying between approximately 2.6% and 5.5%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Notes Payable" Note 5 in Part I, Item 1 of this Form 10-Q.

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

At June 30, 2017, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2017, we are in compliance with the covenants specified in the WEST II indenture and servicing agreement.

Approximately $33.6 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2017:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$933,951	$33,587	$46,487	$686,511	$167,366
Interest payments under long-term debt obligations	170,105	42,870	81,505	43,025	2,705
Operating lease obligations	2,271	1,422	849	-	-
Purchase obligations	-	-	-	-	-
Total	$1,106,327	$77,879	$128,841	$729,536	$170,071

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at June 30, 2017 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in leverage and in the rates for one-month LIBOR.

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

Cash flow provided from operating activities was $79.3 million and $46.8 million in the six month periods ended June 30, 2017 and 2016, respectively.  The increase was primarily due to the increase in net income, adjusted for non-cash expenses, and change in accounts payable.

Cash flow provided by (used in) investing activities was $(72.9)    million and $(15.5) million in the six month periods ended June 30, 2017 and 2016, respectively.  The increase in cash used was primarily due to the an increase in cash used for purchase of equipment held for operating lease and a decrease in proceeds from the sale of equipment.

Cash flow provided by (used in) financing activities was $15.8 and $(14.2) million in the six month periods ended June 30, 2017 and 2016, respectively.  The increase was primarily due to the increase in principal payments on notes payable partially offset by a decrease in the repurchase of common stock.

On July 31, 2017, the Company through, its wholly owned, special-purpose Delaware statutory trust, Willis Engine Structured Trust III (“WEST III”) issued $335.7 million of notes (the “Notes”).  The Notes consist of two series; Initial Series A Notes in the aggregate principal amount of $293.7 million bearing a 4.69% fixed rate coupon and issued at a price of 99.91%  and Initial Series B Notes in the aggregate principal amount of $42.0 million bearing a 6.36% fixed rate coupon and issued at a price of 98.3%.

The net proceeds from the Notes offering will be applied, in part, to pay fees and expenses related to the issuance and to pay the Company periodically over a 270-day delivery period in consideration for the aircraft engines acquired by WEST III from Willis.  The Company will primarily utilize net proceeds received as consideration for aircraft engine sales to repay certain amounts drawn under our revolving credit facility.  The Notes will be secured by, among other things, WEST III’s direct and indirect interests in a portfolio of 56 aircraft engines.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements are described in Note 1(g) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Management of Interest Rate Exposure

At June 30, 2017, $651.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products.  During 2016, we entered into one interest rate swap agreement which has a  notional outstanding amount of $100.0 million, with remaining term of 46 months. The fair value of the swap at June 30, 2017 was $64,000 representing a net asset for us.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2017,  $651.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $5.5 million.

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

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the six months ended June 30, 2017, 86% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2017 and 2016.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended June 30, 2017 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
April 1, 2017 - April 30, 2017	78	$22.39	78	$30,246
May 1, 2017 - May 31, 2017	36	$24.88	36	$29,339
June 1, 2017 - June 30, 2017	—	$—	—	$29,339
Total	114	$23.18	114	$29,339

ITEM 5.OTHER INFORMATION

The Company has considered the outcome of the stockholder voting results with respect to the advisory vote on the frequency of future advisory voting on executive compensation  in which every three years received the highest number of votes cast on the frequency proposal and the Company has determined to hold advisory votes on executive compensation every three years.

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

Date: August 9, 2017

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)