Form 10-Q
period 2017-09-30
WILLIS LEASE FINANCE CORP
filed 2017-11-09
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 6, 2017
Common Stock, $0.01 par value per share	6,418,901

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$7,879	$10,076
Restricted cash	64,051	22,298
Equipment held for operating lease, less accumulated depreciation of $364,174 and $351,553 at September 30, 2017 and December 31, 2016, respectively	1,199,883	1,136,603
Maintenance rights	16,263	17,670
Equipment held for sale	32,798	30,710
Operating lease related receivables, net of allowances of $1,069 and $787 at September 30, 2017 and December 31, 2016, respectively	16,422	16,484
Spare parts inventory	18,422	25,443
Investments	49,262	45,406
Property, equipment & furnishings, less accumulated depreciation of $6,965 and $5,858 at September 30, 2017 and December 31, 2016, respectively	16,187	16,802
Intangible assets, net	1,878	2,182
Other assets	12,854	14,213
Total assets	$1,435,899	$1,337,887

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$20,887	$17,792
Deferred income taxes	116,685	103,705
Notes payable	932,132	900,255
Maintenance reserves	69,600	71,602
Security deposits	24,706	21,417
Unearned lease revenue	6,813	5,823
Total liabilities	1,170,823	1,120,594

Redeemable preferred stock ($0.01 par value, 2,500,000 shares authorized; 2,500,000 and 1,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	$49,485	$19,760

Shareholders’ equity:
Common stock ($0.01 par value, 20,000,000 shares authorized; 6,432,990 and 6,401,929 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	64	64
Paid-in capital in excess of par	1,624	2,512
Retained earnings	214,438	196,002
Accumulated other comprehensive loss, net of income tax benefit of $280 and $551 at September 30, 2017 and December 31, 2016, respectively.	(535)	(1,045)
Total shareholders’ equity	215,591	197,533
Total liabilities, redeemable preferred stock and shareholders' equity	$1,435,899	$1,337,887

(1) Total assets at September 30, 2017 and December 31, 2016 include the  following assets of variable interest entities (VIE) that can only be used to settle the liabilities of the VIE:  Cash, $116 and $257; Restricted Cash $64,051 and $22,298; Equipment, $658,419 and $309,815; and Other, $14,771 and $4,139, respectively.

(2) Total liabilities at September 30, 2017 and December 31, 2016 include the following liabilities of VIEs for which the VIE creditors do not have recourse to Willis Lease Finance Corporation: Notes payable, $585,778 and $273,380, respectively.

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Lease rent revenue	$33,474	$31,270	$95,045	$88,727
Maintenance reserve revenue	20,370	14,229	64,212	45,562
Spare parts and equipment sales	9,294	4,160	41,273	10,465
Gain on sale of leased equipment	174	180	4,684	3,430
Other revenue	2,549	1,622	6,439	3,614
Total revenue	65,861	51,461	211,653	151,798

EXPENSES
Depreciation and amortization expense	16,142	16,628	48,786	49,235
Cost of spare parts and equipment sales	6,416	3,066	29,546	7,785
Write-down of equipment	6,958	1,995	22,243	5,924
General and administrative	14,308	12,257	40,574	34,694
Technical expense	2,605	1,414	7,345	4,913
Net finance costs:
Interest expense	14,220	10,230	36,398	30,635
Loss on debt extinguishment	—	—	—	137
Net finance costs	14,220	10,230	36,398	30,772
Total expenses	60,649	45,590	184,892	133,323

Earnings from operations	5,212	5,871	26,761	18,475

Earnings from joint ventures	3,040	631	6,055	874

Income before income taxes	8,252	6,502	32,816	19,349
Income tax expense	2,960	2,517	13,367	7,987
Net income	$5,292	$3,985	$19,449	$11,362
Preferred stock dividends	344	—	988	—
Accretion of preferred stock issuance costs	9	—	25	—

Net income attributable to common shareholders	$4,939	$3,985	18,436	11,362

Basic earnings per common share:	$0.82	$0.63	$3.04	$1.69

Diluted earnings per common share:	$0.80	$0.62	$2.97	$1.66

Average common shares outstanding	6,055	6,307	6,068	6,711
Diluted average common shares outstanding	6,173	6,448	6,198	6,849

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$5,292	$3,985	$19,449	$11,362

Other comprehensive income (loss):
Currency translation adjustment	294	(2,547)	620	(2,021)
Unrealized gain on derivative instruments	164	—	160	—
Net gain (loss) recognized in other comprehensive income	458	(2,547)	780	(2,021)
Tax benefit (expense) related to items of other comprehensive income	(158)	881	(270)	699
Other comprehensive income (loss)	300	(1,666)	510	(1,322)
Total comprehensive income	$5,592	$2,319	$19,959	$10,040

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Nine months Ended September 30, 2017 and 2016
(In thousands, unaudited)

			Stockholders' Equity
						Accumulated
	Redeemable				Paid-in	Other		Total
	Preferred Stock		Common Stock		Capital in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Income	Earnings	Equity
Balances at December 31, 2015	—	$—	7,548	$75	$28,720	$(521)	$180,949	$209,223

Net income	—	—	—	—	—	—	11,362	11,362

Net unrealized loss from currency translation adjustment, net of tax benefit of $699	—	—	—	—	—	(1,322)	—	(1,322)

Shares repurchased	—	—	(1,058)	(10)	(25,012)	—	—	(25,022)

Shares issued under stock compensation plans	—	—	127	1	154	—	—	155

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(41)	—	(866)	—	—	(866)

Stock-based compensation, net of forfeitures	—	—	—	—	2,755	—	—	2,755

Tax benefit on disqualified disposition of shares	—	—	—	—	189	—	—	189

Balances at September 30, 2016	—	$—	6,576	$66	$5,940	$(1,843)	$192,311	$196,474

Balances at January 1, 2017	1,000	$19,760	6,402	$64	$2,512	$(1,045)	$194,729	$196,260
Cumulative-effect adjustment	—	—	—	—	—	—	1,273	1,273
Balances at January 1, 2017, adjusted	1,000	19,760	6,402	64	2,512	(1,045)	196,002	197,533

Net income	—	—	—	—	—	—	19,449	19,449

Net unrealized gain from currency translation adjustment, net of tax expense of $215	—	—	—	—	—	405	—	405

Net unrealized gain from derivative instruments, net of tax expense of $55	—	—	—	—	—	105	—	105

Shares repurchased	—	—	(155)	(2)	(3,544)	—	—	(3,546)

Shares issued under stock compensation plans	—	—	216	2	175	—	—	177

Cancellation of restricted stock in satisfaction of withholding tax	—	—	(30)	—	(747)	—	—	(747)

Stock-based compensation, net of forfeitures	—	—	—	—	3,228	—	—	3,228

Issuance of preferred stock	1,500	29,700	—	—	—	—	—	—

Accretion of preferred shares issuance costs	—	25	—	—	—	—	(25)	(25)

Preferred stock dividend	—	—	—	—	—	—	(988)	(988)

Balances at September 30, 2017	2,500	$49,485	6,433	$64	$1,624	$(535)	$214,438	215,591

See accompanying notes to the unaudited consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$19,449	$11,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,786	49,235
Write-down of equipment	22,243	5,924
Stock-based compensation expenses	3,228	2,755
Amortization of deferred costs	3,639	3,231
Allowances and provisions	282	(597)
Gain on sale of leased equipment	(4,684)	(3,430)
Gain on extinguishment of debt	—	137
Gain on insurance settlement	(1,288)	—
Income from joint ventures	(6,055)	(874)
Excess tax benefit from stock-based compensation	—	189
Deferred income taxes	13,367	7,332
Changes in assets and liabilities:
Receivables	(220)	2,094
Spare parts inventory	4,446	1,116
Other assets	(1,692)	(664)
Accounts payable and accrued expenses	(687)	(1,729)
Maintenance reserves	1,706	(9,895)
Security deposits	6,651	(479)
Unearned lease revenue	990	(57)
Net cash provided by operating activities	110,161	65,650

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	53,849	61,825
Capital contribution to joint ventures	—	(5,545)
Distributions received from joint ventures	1,880	1,167
Purchase of equipment held for operating lease	(177,263)	(113,249)
Purchase of maintenance rights	—	(4,634)
Purchase of property, equipment and furnishings	(493)	(357)
Net cash provided by (used in) investing activities	(122,027)	(60,793)

Cash flows from financing activities:
Proceeds from issuance of notes payable	485,700	87,000
Debt issuance cost	(7,473)	(3,808)
Interest bearing security deposit	(3,261)	—
Proceeds from shares issued under stock compensation plans	177	155
Cancellation of restricted stock units in satisfaction of withholding tax	(747)	(866)
Repurchase of common stock	(3,546)	(25,022)
Proceeds from the issuance of preferred stock, net	29,700	—
Preferred stock dividends	(891)	—
Principal payments on notes payable	(448,237)	(66,204)
Net cash provided by (used in) financing activities	51,422	(8,745)
Increase (decrease) in cash, cash equivalents and restricted cash	39,556	(3,888)
Cash, cash equivalents and restricted cash at beginning of period	32,374	42,758
Cash, cash equivalents and restricted cash at end of period	$71,930	$38,870
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$31,932	$27,855
Income Taxes	$346	$137

	-	-

Supplemental disclosures of non-cash investing activities:
During the nine months ended September 30, 2017 and 2016, liabilities of $2,931 and $3,089, respectively, incurred from aircraft and engines purchased not settled.
During the nine months ended September 30, 2017 and 2016, engines and equipment totaling $36,285 and $9,266, respectively, were transferred from Held for Operating Lease to Held for Sale
During the nine months ended September 30, 2016, an aircraft with a value of $2,925 was transferred from Property, equipment and furnishings to Assets Held for Lease.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016, and the results of our operations for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. The results of operations and cash flows for the period ended September 30, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017.

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

The following table shows by level, within the fair value hierarchy, the Company’s assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017 and 2016, and the losses recorded during the nine months ended September 30, 2017 and 2016 on those assets:

	Assets at Fair Value								Total Losses
	September 30, 2017				September 30, 2016				Nine Months Ended September 30,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2017	2016
	(in thousands)								(in thousands)
Equipment held for lease	$—	$11,483	$—	$11,483	$—	$337	$—	$337	$(9,019)	$(1,893)
Equipment held for sale	—	32,758	—	32,758	—	589	—	589	(7,681)	(3,556)
Spare parts inventory	—	26,847	—	26,847	—	1,731	—	1,731	(5,543)	(475)
Total	$—	$71,088	$—	$71,088	$—	$2,657	$—	$2,657	$(22,243)	$(5,924)

At September 30, 2017, the Company used Level 2 inputs to measure equipment held for sale.  Level 2 inputs include quoted prices for similar assets in inactive markets.

An impairment charge is recorded when the carrying value of the asset exceeds its fair value. We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.  A write-down of equipment totaling $22.2 million was recorded during the nine months ended September 30, 2017, of which $16.7 million was recorded for seven engines and three aircraft for which leases ended or were modified in the period.   An additional asset write-down of $5.5 million was recorded in the nine months ended September 30, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.

A write-down of equipment totaling $5.9 million was recorded during the nine months ended September 30, 2016, of which $2.0 million was recorded due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds. An additional asset write-down of $2.0 million was recorded in the nine months ended September 30, 2016 based upon a comparison of the asset net book values with the revised net proceeds expected from part sales arising from consignment of the parts. A further write-down of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.

(d)    Foreign Currency Translation:

The Company’s foreign investments have been converted at rates of exchange at September 30, 2017. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(e)    Other Revenue:

Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $6.4 million for the nine months ended September 30, 2017 from $3.6 million for the comparable period in 2016 due to an increase in fees earned related to engines managed on behalf of third parties as well as service fee revenue at our Willis Asset Management subsidiary and an insurance settlement of $1.3 million related to one of our leased aircraft.

(f)    Recent Accounting Pronouncements:

Recent Accounting Pronouncements Adopted by the Company:

In July 2015, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU")  2015-11, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  The Company adopted ASU 2015-11 during the quarter ended March 31, 2017 and it did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted this standard as of March 31, 2017 and included $64.1 million and $22.3 million of restricted cash in the total of cash, cash equivalents and restricted cash in its statements of consolidated cash flows for the nine months ended September 30, 2017 and 2016, respectively.   The adoption of this standard also resulted in an increase (decrease) in cash flows from operating, investing and financing activities of $3.4 million,  $0.1 million and $1.3 million, respectively, for the nine months ended September 30, 2016.

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

The Company adopted ASU 2016-09 on January 1, 2017 on a modified retrospective method through a cumulative adjustment to  retained earnings of $1.3 million.  As of the nine months ended September 30, 2017, excess tax benefit from stock-based compensation of $60,000 were reflected in the Consolidated Statements of Income as income tax expense, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 was adjusted as follows: a $0.2 million increase to net cash provided by operating activities and a $0.2 million decrease to net cash used in financing activities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. We plan to adopt this guidance effective January 1, 2019 and are currently evaluating the potential impact adoption will have on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance becomes effective for the Company in the first quarter of fiscal 2018. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

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

3.  Investments

On May 25, 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. The investment has increased to $35.2 million as of September 30, 2017 as a net result of the Company receiving $1.9 million in distributions, recording $0.4 million as deferred gain as a result of the Company selling an engine to WMES and the Company’s share of WMES reported income of $5.1 million during the nine months ended September 30, 2017.

On June 3, 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. In October 2014, we made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During the nine months ended September 30, 2017 the Company recorded  $0.5 million as deferred gain as a result of the Company selling an engine to CASC Willis, recorded $0.6 million foreign currency translation adjustment and the Company’s share of CASC Willis reported income of $1.0 million. Our investment in the joint venture is $14.1 million as of September 30, 2017.

Nine Months Ended September 30, 2017	WMES	CASC	Total
	(in thousands)
Investment in joint ventures as of December 31, 2016	$32,470	$12,936	$45,406
Earnings from joint venture	5,055	1,000	6,055
Deferred gain on engine sale	(443)	(496)	(939)
Distribution	(1,880)	—	(1,880)
Foreign Currency Translation Adjustment	—	620	620
Investment in joint ventures as of September 30, 2017	$35,202	$14,060	$49,262

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.8 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio. “Gain on sale of leased equipment” on the Consolidated Statement of Income includes $0.9 million for the nine months ended September 30, 2017 related to both the sale of an engine to WMES ($0.4 million gain) and the sale of an engine to CASC Willis ($0.5 million gain).  “Gain on sale of  leased equipment” on the Consolidated Statement of Income includes $1.2 million for the nine months ended September 30, 2016 related to the sale of four engines to WMES for $46.1 million.  As 50% owners of WMES and CASC Willis, we deferred these gains to our investment which is being amortized over a 15-year period to a 55% residual value.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Revenue	$12,286	$8,549
Expenses	6,366	7,496
WMES income before income taxes	$5,920	$1,053

	Nine Months Ended September 30,
	2017	2016

	(in thousands)
Revenue	$32,146	$25,547
Expenses	20,820	23,886
WMES income before income taxes	$11,326	$1,661

	September 30,	December 31,
	2017	2016
	(in thousands)
Total assets	$241,904	$293,299
Total liabilities	162,369	219,881
Total WMES net equity	$79,535	$73,418

4.  Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Credit facility at a floating rate of interest of LIBOR plus 2.75%, secured by engines. The facility has a committed amount of $890.0 million at June 30, 2017, which revolves until the maturity date of April 2021.	$328,700	$608,000

WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037. Secured by engines.	264,187	279,541

WEST III Series A 2017-1 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042. Secured by engines.	292,599	—

WEST III Series B 2017-1 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042. Secured by engines.	41,843	—

Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024. Secured by an aircraft.	13,158	14,453

Note payable at a variable interest rate of LIBOR plus 2.25%, maturing in January 2018. Secured by engines.	10,679	11,709

Notes payable	951,166	913,703

Less: unamortized debt issuance costs	(19,034)	(13,448)
Total notes payable	$932,132	$900,255

We maintain a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes.  On April 20, 2016 we entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility  to $1 billion.  The initial interest rate on the facility is LIBOR plus 2.75%.  The interest rate is adjusted quarterly, based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

On August 4, 2017, we closed an asset-backed securitization (“ABS”) through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Structured Trust III (“WEST III” or “the Notes”), of which the Company is the sole beneficiary. The Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $293.7M and the Series B Notes in an aggregate principal amount of $42.0M. The Notes are secured by a portfolio of 56 engines from the revolving credit facility. We used these funds, net of transaction expenses, to pay off part of our revolving credit facility totaling $328.7 million.

The assets and liabilities of WEST III will remain on the Company’s balance sheet. A portfolio of 56 commercial jet aircraft engines and leases thereof secures the obligations of WEST III under the ABS. The Notes have a scheduled amortization and are payable solely from revenue received by WEST III from the engines and the engine leases, after payment of certain expenses of WEST III. Series A Notes bear interest at a fixed rate of 4.69% per annum and Series B Notes bear interest at a fixed rate of 6.36% per annum. The Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The Notes are expected to be paid in 10 years. The legal final maturity of the Notes is August 15, 2042.

In connection with the transactions described above, the Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST III to provide certain engine, lease management and reporting functions for WEST III in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST III is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

At September 30, 2017,  $334.4 million of WEST III term notes were outstanding.  The assets of WEST III are not available to satisfy our or our affiliates’ obligations other than the obligations specific to WEST III. WEST III is consolidated for financial statement presentation purposes. WEST III’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST III’s maintenance of adequate reserves and capital. Under WEST III, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Minimum maintenance reserve payments and security deposits of $5.0 million and $1.0 million, respectively, are held in restricted cash accounts.

For further information on our debt instruments, see the "Notes Payable" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

The following is a summary of the aggregate maturities of our long-term debt at September 30, 2017:

Year	(in thousands)
2017	$9,722
2018	48,401
2019	38,537
2020	38,137
2021	367,074
Thereafter	449,295
$951,166

5.  Derivative Instruments

We periodically hold interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $339.4 million and $619.7 million of our borrowings at September 30, 2017 and December 31, 2016, respectively, at variable rates. As a matter of policy, we do not use derivatives for speculative purposes. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 43 months. The fair value of the swap at September 30, 2017 was $0.2 million representing a net asset for us. We recorded a $0.5 million and nil expense to net finance costs during the nine months ended September 30, 2017 and 2016,  respectively, from derivative instruments.

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

Earnings Effects of Derivative Instruments on the Statements of Income

The following table provides information about the income effects of our cash flow hedging relationships for September 30, 2017 and 2016:

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Three Months Ended September 30,
Relationships	Derivatives in the Statements of Income	2017	2016
		(in thousands)
Interest rate contracts	Interest expense	$117	$—
Total		$117	$—

		Amount of Loss (Gain) Recognized on
		Derivatives in the Statements of Income
Derivatives in Cash Flow Hedging	Location of Loss (Gain) Recognized on	Nine Months Ended September 30,
Relationships	Derivatives in the Statements of Income	2017	2016
		(in thousands)
Interest rate contracts	Interest expense	$517	$—
Total		$517	$—

Effect of Cash Flow Hedge Derivative Instruments

The following tables provide additional information about the financial statement effects related to our cash flow hedges for the nine months ended September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized		Location of Loss (Gain)	Amount of Loss (Gain) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended September 30,		Income	Three Months Ended September 30,
Relationships	2017	2016	(Effective Portion)	2017	2016
	(in thousands)			(in thousands)
Interest rate contracts	$164	$—	Interest expense	$117	$—
Total	$164	$—	Total	$117	$—

	Amount of Gain (Loss) Recognized		Location of Loss (Gain)	Amount of Loss (Gain) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		Income	Nine Months Ended September 30,
Relationships	2017	2016	(Effective Portion)	2017	2016
	(in thousands)			(in thousands)
Interest rate contracts	$160	$—	Interest expense	$517	$—
Total	$160	$—	Total	$517	$—

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

6.  Stock-Based Compensation Plans

Our 2007 Stock Incentive Plan (the 2007 Plan) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock or stock options. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized. 2,615,960 shares of restricted stock were granted under the 2007 Stock Incentive Plan by September 30, 2017. Of this amount, 166,744 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 374,525 shares which were available as of September 30, 2017 for future issuance under the 2007 Incentive Plan. The fair value of the restricted stock awards equaled the stock price at the date of grants.  The following table summarizes restricted stock activity during the year ended December 31, 2016 and the nine months ended September 30, 2017

Shares
Restricted stock at December 31, 2015	396,595
Granted in 2016 (vesting over 2 years)	20,000
Granted in 2016 (vesting over 3 years)	85,000
Granted in 2016 (vesting over 4 years)	13,250
Granted in 2016 (vesting on first anniversary from date of issuance)	18,395
Cancelled in 2016	(20,377)
Vested in 2016	(213,528)
Restricted stock at December 31, 2016	299,335
Granted in 2017 (vesting over 3 years)	200,700
Granted in 2017 (vesting in 1 year)	9,903
Granted in 2017 (vesting in less than 1 year)	5,000
Vested in 2017	(129,414)
Cancelled in 2017	(10,999)
Restricted stock at September 30, 2017	374,525

All cancelled shares have returned to the share reserve and are available for issuance at a later date, in accordance with the 2007 Plan.

Our accounting policy is to recognize the associated expense of such awards on a straight-line basis over the vesting period. At September 30, 2017 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.92 years totals $5.6 million. At September 30, 2017, the intrinsic value of unvested restricted stock awards is $9.2 million. The 2007 Plan was extend in May 2015 for 5 years until May 2020.

7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2017  was $3.0 million and $13.4 million, respectively. Income tax expense for the three and nine months ended September 30, 2016 was $2.5 million and $8.0 million, respectively.  The effective tax rates for the three and nine months ended September 30, 2017 were 35.9% and 40.7%, respectively.  The effective tax rates for the three and nine months ended September 30, 2016 were 38.7% and 41.3%, respectively.

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

The carrying amount of the Company’s outstanding balance on its Notes Payable as of September 30, 2017 and December 31, 2016 was estimated to have a fair value of approximately $879.3 million and $864.0 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates at each period end.

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

The following tables present a summary of the operating segments (amounts in thousands):

	Leasing and
For the three months ended September 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$33,474	$—	$—		$33,474
Maintenance reserve revenue	20,370	—	—		20,370
Spare parts and equipment sales	—	9,294	—		9,294
Gain on sale of leased equipment	174	—	—	s	174
Other revenue	2,538	247	(236)		2,549
Total revenue	56,556	9,541	(236)		65,861

Expenses:
Depreciation and amortization expense	16,056	86	—		16,142
Cost of spare parts and equipment sales	—	6,416	—		6,416
Write-down of equipment	6,226	732	—		6,958
General and administrative	13,387	921	—		14,308
Technical expense	2,605	—	—		2,605
Net finance costs	14,220	—	—		14,220
Total expenses	52,494	8,155	—		60,649

Earnings (loss) from operations	$4,062	$1,386	$(236)		$5,212

	Leasing and
For the nine months ended September 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$95,045	$—	$—		$95,045
Maintenance reserve revenue	64,212	—	—		64,212
Spare parts and equipment sales	19,300	21,973	—		41,273
Gain on sale of leased equipment	4,684	—	—		4,684
Other revenue	6,314	697	(572)		6,439
Total revenue	189,555	22,670	(572)		211,653

Expenses:
Depreciation and amortization expense	48,526	260	—		48,786
Cost of spare parts and equipment sales	14,623	14,923	—		29,546
Write-down of equipment	19,668	2,575	—		22,243
General and administrative	38,008	2,566	—		40,574
Technical expense	7,345	—	—		7,345
Net finance costs	36,398	—	—		36,398
Total expenses	164,568	20,324	—		184,892

Earnings (loss) from operations	$24,987	$2,346	$(572)		$26,761

	Leasing and
For the three months ended September 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$31,270	$—	$—		$31,270
Maintenance reserve revenue	14,229	—	—		14,229
Spare parts sales	900	3,260	—		4,160
Gain on sale of leased equipment	180	—	—		180
Other revenue	1,487	786	(651)		1,622
Total revenue	48,066	4,046	(651)		51,461

Expenses:
Depreciation and amortization expense	16,541	87	—		16,628
Cost of spare parts and equipment sales	640	2,426	—		3,066
Write-down of equipment	—	—	—		—
General and administrative	11,500	757	—		12,257
Technical expense	—	—			—
Net finance costs	10,116	114	—		10,230
Other expense	2,934	475	—		3,409
Total expenses	41,731	3,859	—		45,590

Earnings from operations	$6,335	$187	$(651)		$5,871

	Leasing and
For the nine months ended September 30, 2016	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$88,727	$—	$—		$88,727
Maintenance reserve revenue	45,562	—	—		45,562
Spare parts sales	1,800	8,665	—		10,465
Gain on sale of leased equipment	3,430	—	—		3,430
Other revenue	3,392	1,734	(1,512)		3,614
Total revenue	142,911	10,399	(1,512)		151,798

Expenses:
Depreciation and amortization expense	48,981	254	—		49,235
Cost of spare parts sales	1,288	6,497	—		7,785
Write-down of equipment	—	—	—		—
General and administrative	32,438	2,256	—		34,694
Technical expense	—	—	—		—
Net finance costs	30,443	329			30,772
Other expense	10,362	475	—		10,837
Total expenses	123,512	9,811	—		133,323

Earnings from operations	$19,399	$588	$(1,512)		$18,475

(1) Represents revenue generated between our operating segments

Total assets as of September 30, 2017	$1,417,166	$18,733	$—		$1,435,899

Total assets as of December 31, 2016	$1,307,460	$30,427	$—		$1,337,887

10.  Preferred Stock

On October 11, 2016, the Company entered into a Stock Purchase Agreement with Development Bank of Japan Inc., relating to the sale and issuance of an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share.

The Series A Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share. The purchase and sale of the Series A Preferred Stock closed on October 14, 2016. The net proceeds to the Company after deducting investor fees were $19.8 million. The carrying amounts of the securities will equal the redemption amounts at the earliest redemption date of October 2023.

On September 22, 2017, WLFC entered into a Stock Purchase Agreement with Development Bank of Japan Inc. (“DBJ”), relating to the sale and issuance of an aggregate of 1,500,000 shares of the Company’s 6.5% Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share.

The Series A-2 Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share. The purchase and sale of the Series A-2- Preferred Stock closed on September 27, 2017 and the first dividend of $587,671.23 is expected to be paid on January 15, 2018. The net proceeds to the Company after deducting issuance costs were $29.7 million. The carrying amounts of the securities will equal the redemption amounts at the earliest redemption date of September 2024.

The rights and privileges of the Preferred Stock are described below:

Voting Rights

Holders of the Preferred Stock do not have general voting rights.

Dividends

The Preferred Stock carries a quarterly dividend at the rate per annum of 6.5% per share. As of September 30, 2017, no dividends have been declared or paid.

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

Redemption

The preferred stock has no stated maturity date; however the holders of the Preferred Stock have the option to require the Company to redeem all or any portion of the Preferred Stock for cash upon occurrence of any significant changes in operating results, ownership structure, or liquidity events as defined in the Preferred Stock purchase agreements.  The redemption price is $20 per share plus dividends accrued but not paid.  The Company is accreting the Preferred Stock Series A and Series A-2 to redemption value over the period from the date of issuance to October 2023 and September 2024, respectively.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016:

Lease Rent Revenue. Lease rent revenue for the three months ended September 30, 2017 increased 7.0% to $33.5 million from the comparable period in 2016. This increase primarily reflects a higher average lease rate factor and increased net book value of leased equipment in the current period. The aggregate net book value of lease equipment at September 30, 2017 and 2016 was $1,199.9 million and $1,118.2 million, respectively, an increase of 7.3%. The average utilization for the three months ended September 30, 2017 and 2016 was 91%.  At September 30, 2017 and 2016, approximately 91% and 92%, respectively, of equipment held for lease by book value was on lease.

During the three months ended September 30, 2017, equipment and capitalized costs related to the lease portfolio had a gross addition of $67.3 million. During the three months ended September 30, 2016, equipment and capitalized costs related to the lease portfolio had a gross addition of $44.4 million.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the three months ended September 30, 2017 increased 43.2% to $20.4 million from $14.2 million for the comparable period in 2016. The increase of $6.2 million of maintenance reserve revenues resulted from the termination of three long-term leases, net of maintenance reserve rights of $0.9 million, generating $8.8 million of long-term maintenance revenue compared to $2.0 million of long-term maintenance revenue in the comparable period from two engines coming off long-term leases.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the three months ended September 30, 2017 were $9.3 million, a $5.1 million increase as compared to $4.2 million for the three months ended September 30, 2016. Spare parts sales for the three months ended September 30, 2017 were $9.3 million compared to $2.8 million in the comparable period in 2016.    There were no equipment sales for the three months ended September 30, 2017 and $0.9 million for the three months ended September 30, 2016.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2017 and 2016, we generated a net gain of $0.2 million.

Other Revenue. Our other revenue consists of management fee income, lease administration fees, foreign operation subsidies and third party consignment commissions earned by Willis Aero.  Other revenue increased to $2.5 million from $1.6 million for the comparable period in 2016 due to an insurance settlement of $1.3 million related to one of our leased aircraft.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 2.9% to $16.1 million for the three months ended September 30, 2017 from $16.6 million in the comparable period in 2016, primarily due to changes in portfolio mix associated with our ongoing portfolio management efforts.  As of July 1, 2017, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased $3.3 million to $6.4 million for the three months ended September 30, 2017 compared to $3.1 million for the comparable period in 2016. Cost of equipment sales were $6.4 million for the three months ended September 30, 2017 and $0.6 million for the comparable period in 2016. Cost of spare parts sales for the three months ended September 30, 2017 was nil compared to $2.4 million in the comparable period in 2016.   Gross margin on parts sales for the three months ended September 30, 2017, was 31.0% compared to 25.6% for the comparable period in 2016 primarily due to a change in the mix of parts sold in 2017.

Write-down of Equipment.   Write-down of equipment was $7.0 million and $2.0 million in the three months ended September 30, 2017 and 2016, respectively.  A write-down of $3.3 million was recorded during the three months ended September 30, 2017 for two engines due to be parted out reflecting expected future proceeds. An additional asset write-down of $3.7 million was recorded in the three months ended September 30, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.  We evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record our initial best estimate of impairment.   A write-down of equipment totaling $2.0 million was recorded in the three months ended September 30, 2016 due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value.

General and Administrative Expenses. General and administrative expenses increased 16.7% to $14.3 million for the three months ended September 30, 2017, from $12.3 million in the comparable period in 2016, due primarily to increased salary and payroll taxes of $0.5 million from increased headcount, primarily related to our TES acquisition, higher professional services costs associated with our preferred stock and leasing activity $0.5 million and higher bad debt expense of $0.3 million.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 84.2% to $2.6 million for the three months ended September 30, 2017 compared to the year ago period due to increased engine maintenance expense of $1.2 million, higher increased engine maintenance cost ($1.1 million), and increased engine freight ($0.1 million).

Net Finance Costs. Net finance costs increased 39.0% to $14.2 million for the three months ended September 30, 2017, from $10.2 million in the comparable period in 2016, due to higher average debt balances as a result of WEST III in the current quarter compared to the year ago period. The average notes payable balances for the three months ending September 30, 2017 and 2016, were $1,058.2 million and $877.9 million, respectively, an increase of 20.5%. As of September 30, 2017, $339.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.51% for the three months ended September 30, 2016 to an average of 1.23% for the three months ended September 30, 2017 (average of month-end rates). As of September 30, 2017 and 2016, one-month LIBOR was 1.24% and 0.53%, respectively.

To mitigate exposure to interest rate changes, we periodically enter into interest rate swap agreements. As of September 30, 2017, such swap agreements had a notional outstanding amount of $100.0 million, with a remaining term of 46 months. No interest rate swap agreements existed during the three months ended September 30, 2016. We recorded a $517,000 and nil expense to net finance costs during the three months ended September 30, 2017 and 2016, respectively, from derivative investments.

Income from Joint Venture. Income from joint ventures for the three months ended September 30, 2017 and 2016 was $3.0 million and $0.6 million, respectively. The increase was due to the sale of a GE90 engine at WMES with a gain on sale recorded in the period of $2.1 million.

Income Tax Expense. Income tax expense for the three months ended September 30, 2017 and 2016 was $3.0 million and $2.5 million, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 were 35.9% and 38.7%, respectively.  This decrease in effective tax rate can be attributed to an increase in income before income tax.

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

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016:

Lease Rent Revenue. Lease rent revenue for the nine months ended September 30, 2017 increased 7.1% to $95.0 million from the comparable period in 2016. This increase primarily reflects a higher average lease rate factor and increased net book value of leased equipment in the current period. The aggregate net book value of lease equipment at September 30, 2017 and 2016 was $1,199.9 million and $1,118.2 million, respectively, an increase of 7.3%. The average utilization for the nine months ended September 30, 2017 and 2016 remained consistent at 90%. At September 30, 2017 and 2016, approximately 91% and 92%, respectively, of equipment held for lease by book value was on lease.

During the nine months ended September 30, 2017,  equipment and capitalized costs related to the lease portfolio had a gross addition of $196.5 million. During the nine months ended September 30, 2016, equipment and capitalized costs related to the lease portfolio had a gross addition of $108.6 million.

Maintenance Reserve Revenue. Our maintenance reserve revenue for the nine months ended September 30, 2017 increased 40.9% to $64.2 million from $45.6 million for the comparable period in 2016. The increase was due to higher maintenance reserve revenues related to the termination of long term leases and higher maintenance reserves billed reflecting increased usage of engines under lease resulting from increased net book value of lease equipment in the  nine months ended September 30, 2017 than in the year ago period.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the  nine months ended September 30, 2017 were $41.3 million compared to $10.5 million in the comparable period in 2016.  Equipment sales increased to $19.3 million in the  nine months ended September 30, 2017 from $1.8 million from the comparable 2016 period. The increase was due to the sale of five airframes. Spare parts sales for the nine months ended September 30, 2017 were $22.0 million compared to $8.7 million in the comparable period in 2016.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2017, we sold seven engines and other related equipment generating a net gain of $4.7 million. During the nine months ended September 30, 2016, we sold one airframe, seven engines and other related equipment generating a net gain of $3.4 million.

Other Revenue. Our other revenue consists primarily of management fee income, lease administration fees and third party consignment commissions earned by Willis Aero.  Other revenue increased to $6.4 million for the nine months ended September 30, 2017 from $3.6 million for the comparable period in 2016 due to an increase in fees earned related to engines managed on behalf of third parties as well as service fee revenue at our Willis Asset Management subsidiary and an insurance settlement of $1.3 million related to one of our leased aircraft.

Depreciation and Amortization Expense. Depreciation and amortization expense 48.8 million for the nine months ended September 30, 2017 compared to $49.2 million for the comparable period in 2016.    As of July 1, 2016, we adjusted the depreciation for certain older engine types. It is our policy to review estimates regularly to reflect the cost of equipment over the useful life of these engines. The 2016 change in depreciation estimate did not have a material impact on depreciation in the current period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased $21.8 million to $29.5 million for the nine months ended September 30, 2017 compared to $7.8 million for the comparable period in 2016. Cost of equipment sales were $14.6 million for the nine months ended September 30, 2017 and $1.3 million for the comparable period in 2016. Cost of spare parts sales for the nine months ended September 30, 2017 were $14.9 million compared to $6.5 million in the comparable period in 2016.   Gross margin on parts sales for the  nine months ended September 30, 2017 quarter was 32.9% compared to 25.2% for the comparable period in 2016 primarily due to a change in the mix of parts sold in 2017.

Write-down of Equipment.   Write-down of equipment was $22.2 million and $5.9 million in the  nine months ended September 30, 2017 and 2016, respectively.  A write-down of equipment totaling $16.7 million was recorded in the  nine months ended September 30, 2017 due to a management decision to consign four engines for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further write-down of $5.5 million was recorded due to the adjustment of the carrying value for four engines within the portfolio to reflect estimated market value.  A write-down of equipment totaling $2.0 million was recorded in the nine months ended September 30, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further write-down of $1.9 million was recorded due to the adjustment of the carrying value for an impaired engine within the portfolio to reflect estimated market value. An additional write-down of $2.0 million was recorded in the nine months ended September 30, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 16.9% to $40.6 million for the  nine months ended September 30, 2017, from $34.7 million in the comparable period in 2016, due primarily to higher personnel expense ($4.9 million) due to increased head count primarily related to our TES acquisition,  and higher administrative costs ($1.0 million), mostly due to bad debt expense.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, engine storage and freight costs. These expenses increased 49.5% to $7.3 million for the  nine months ended September 30, 2017 compared to the year ago period due to higher engine technical services expense ($0.5 million) due to increased engine returns, higher engine thrust rental fees ($0.2 million), increased engine maintenance cost ($0.4 million), and increased engine freight ($0.2 million).

Net Finance Costs. Net finance costs increased 18.3% to $36.4 million for the nine months ended September 30, 2017, from $30.8 million in the comparable period in 2016,  due to higher average debt balances as a result of WEST III in during the  nine months ended September 30, 2017 compared to the year ago period. The average notes payable balances for the nine months ending September 30, 2017 and 2016, were $954.6 million and $880.9 million, respectively, an increase of 8.3%. As of September 30, 2017, $339.4 million of our debt is tied to one-month U.S. dollar LIBOR which increased from an average of 0.47% for the nine months ended September 30, 2016 to an average of 1.06% for the nine months ended September 30, 2017 (average of month-end rates). As of September 30, 2017 and 2016, one-month LIBOR was 1.24% and 0.53%, respectively.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2017 and 2016 was $13.4 million and $8.0 million, respectively. The effective tax rates for the  nine months ended September 30, 2017 and 2016 were 40.7% and 41.3%, respectively.

Liquidity and Capital Resources

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $485.7 million and $87.0 million in the nine months periods ended September 30, 2017 and 2016, respectively, was derived from this activity. In these same time periods, $448.2 million and $66.2million, respectively, was used to pay down related debt.

At September 30, 2017, $5.4 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs) totaled $177.3 million and $113.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by net finance costs and general and administrative costs. Note that cash received from maintenance reserve arrangements and lease security deposits for some of our engines on lease are restricted per our WEST II and WEST III debt agreements. Cash from WEST II and WEST III engine maintenance reserve payments, that can be used to fund future maintenance events, are held in the restricted cash account equal to the maintenance obligations projected for the subsequent nine months, and are subject to a minimum balance of $9.8 million and $6.0 million, respectively.  Cash received as security deposits for engines in our West III financing are formulaically held in a restricted cash account with a $1.3 million minimum. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 91% and 92%, by book value, of our assets were on lease at September 30, 2017 and December 31, 2016, respectively. The average utilization rate was 91% for the nine month periods ended September 30, 2017 and 2016.  If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At September 30, 2017, notes payable consists of loans totaling $932.1 million payable over periods of approximately 0.5 years to 24.9 years with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Notes Payable" Note 5 in Part I, Item 1 of this Form 10-Q.

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

At September 30, 2017, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At September 30, 2017, we are in compliance with the covenants specified in the WEST II and West III indentures and servicing agreements.

Approximately $48.5 million of our debt is repayable during the next 12 months. Such repayments consist of scheduled installments due under term loans. Repayments are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2017:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$951,166	$48,522	$76,790	$563,167	$262,687
Interest payments under long-term debt obligations	239,004	45,143	84,015	55,180	54,666
Operating lease obligations	1,797	1,234	563	-	-
Purchase obligations	-	-	-	-	-
Total	$1,191,967	$94,899	$161,368	$618,347	$317,353

We have estimated the interest payments due under long-term debt by applying the interest rates applicable at September 30, 2017 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in leverage and in the rates for one-month LIBOR.

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

Cash flow provided from operating activities was $110.2 million and $65.7 million in the nine month periods ended September 30, 2017 and 2016, respectively.  The increase was primarily due to net income and associated deferred tax liability, and increased write-down and change in maintenance reserves.

Cash flow (used in) investing activities was $(122.0)    million and $(60.8) million in the nine month periods ended September 30, 2017 and 2016, respectively.  The increase in cash used was primarily due to the purchase of equipment held for operating lease and a decrease in proceeds from the sale of equipment.

Cash flow provided by (used in) financing activities was $51.4 and $(8.7) million in the nine month periods ended September 30, 2017 and 2016, respectively.  The increase was primarily due to additional financing that closed in the period for WEST III and a new preferred stock offering.

On July 31, 2017, the Company through, its wholly owned, special-purpose Delaware statutory trust, Willis Engine Structured Trust III (“WEST III”) issued $335.7 million of notes (the “Notes”).  The Notes consist of two series; Initial Series A Notes 2017-1 fixed rate notes in the aggregate principal amount of $293.7 million bearing a 4.69% fixed rate coupon and issued at a price of 99.91%  and Initial Series B 2017-1 fixed rate notes in the aggregate principal amount of $42.0 million bearing a 6.36% fixed rate coupon and issued at a price of 98.3%.

The net proceeds from the Notes offering has been applied, in part, to pay fees and expenses related to the issuance and to pay the Company periodically over a 270-day delivery period in consideration for the aircraft engines acquired by WEST III from Willis.  The Company will primarily utilize net proceeds received as consideration for aircraft engine sales to repay certain amounts drawn under our revolving credit facility.  The Notes will be secured by, among other things, WEST III’s direct and indirect interests in a portfolio of 56 aircraft engines.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements are described in Note 1(g) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Management of Interest Rate Exposure

At September 30, 2017, $339.4million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread, between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. We periodically enter into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products.  During 2016, we entered into one interest rate swap agreement which has a  notional outstanding amount of $100.0 million, with remaining term of 43 months. The fair value of the swap at September 30, 2017 was $228,000 representing a net asset for us.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2017,  $339.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $2.4 million.

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

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the nine months ended September 30, 2017, 85% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2017 and 2016.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock repurchases, under our authorized plan, in the three months ended September 30, 2017 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
April 1, 2017 - April 30, 2017	78	$22.39	78	$30,246
May 1, 2017 - May 31, 2017	36	$24.88	36	$29,339
June 1, 2017 - June 30, 2017	—	$—	—	$29,339
July 1, 2017 - September 30, 2017	—	$—	—	$29,339
Total	114	$23.18	114	$29,339

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

4.6*	Trust Indenture dated as of August 4, 2017 among Willis Engine Structured Trust III, Deutsche Bank Trust Company Americas, as trustee, the Registrant and BNP Paribas.
4.7

Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of September 25, 2017 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on September 28, 2017).

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

10.20*	Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III.
10.21*

Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee.

10.22*	Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto.
10.23*

Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto.

10.24*	Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant.
10.25	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
11.1	Statement re Computation of Per Share Earnings.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)