Form 10-K
period 2017-12-31
WILLIS LEASE FINANCE CORP
filed 2018-03-15
CIK 1018164

Can’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company) Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $90.9 million (based on a closing sale price of $26.73 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2018 was 6,419,169.

The Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2017 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing aircraft engines owned by other parties. As of December 31, 2017, we had a total lease portfolio consisting of 225 engines and related equipment, 16 aircraft and 7 other leased parts and equipment with 80 lessees in 43 countries with an aggregate net book value of $1,342.6 million. In addition to our owned portfolio, as of December 31, 2017, we managed a total lease portfolio of 437 engines and related equipment for other parties. We also seek, from time to time, to act as a leasing agent of engines for other parties.

In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES has been the engine management and consulting business of the TES Aviation Group. Willis Asset Management has 393 engines, excluding WLFC engines, under management as of December 31, 2017.

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

We separate our business into two reportable segments, Leasing and Related Operations and Spare Parts Sales. Our business activities by reportable segment are described below.

Leasing and Related Operations

Our strategy is to lease aircraft engines and aircraft and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 14% of the total number of installed engines. Industry research suggests that there are nearly 48,000 engines installed on commercial aircraft. Accordingly, we estimate that there are between 4,800 and 6,720 spare engines in the market, including both owned and leased spare engines.

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

Spare Parts Sales

Our wholly owned subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties. The launch of this business segment in 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. The Centre for Aviation fleet database estimates that there are approximately 23,850 active commercial aircraft, and the fleet has been growing at a rate of 4.1% per year since 2007. Boeing projects 4.8% annual growth in the global commercial jet fleet, doubling the current fleet to over 45,240 aircraft by 2035. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than capital leases or ownership of spare engines. We believe that currently as many as 35% to 40% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2017, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the aircraft equipment, in contrast to capital or financing leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

We describe all of our current leases as “triple-net” operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards and the required condition of the engine upon return at the end of the lease. During the term of the lease, we require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates.

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

At the commencement of a lease, we may collect, in advance, a security deposit normally equal to at least one month’s lease payment. The security deposit is returned to the lessee after all lease return conditions have been met. Under the terms of some of our leases, during the term of the lease, the lessee pays amounts to us based on usage of the engine, which is referred to as maintenance reserves or use fees, which are designed to cover the expected future maintenance costs. For those leases in which the maintenance reserves are reimbursable to the lessee, maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the engine to us, the lessee is obligated to cover the shortfall.

During the lease period, our leases require that maintenance and inspection of the leased engines be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when an engine becomes off-

lease, it undergoes inspection to verify compliance with lease return conditions. Our management believes that our attention to our lessees and our emphasis on maintenance and inspection helps preserve residual values and generally helps us to recover our investment in our leased engines.

Upon termination of a lease, we will enter into a new lease, sell or part out the related engines. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

•	general market conditions;

•	regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of engines);

•	changes in demand for air travel;

•	fuel costs;

•	changes in the supply and cost of aircraft equipment; and

•	technological developments.

The value of a particular used engines varies greatly depending upon its condition, the maintenance services performed during the lease term and, as applicable, the number of hours or cycles remaining until the next major maintenance is required. If we are unable to lease or sell engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.

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

As of December 31, 2017, we had a total lease portfolio consisting of 225 engines and related equipment, 16 aircraft and 7 other leased parts and equipment with a net book value of $1,342.6 million. As of December 31, 2016, we had a total lease portfolio consisting of 208 aircraft engines and related equipment, 11 aircraft and 5 other leased parts and equipment, with a net book value of $1,136.6 million.

As of December 31, 2017, minimum future rentals under non-cancelable operating leases of these engines, parts and aircraft assets were as follows:

Year	(in thousands)
2018	$110,666
2019	54,245
2020	31,913
2021	16,757
2022	10,652
Thereafter	13,242
$237,475

As of December 31, 2017, we had 80 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 43 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer.

As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owned a lease portfolio of 32 engines with a net book value of $230.3 million as of December 31, 2017. Our investment in the joint venture is $36.0 million as of December 31, 2017.

In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. We made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of four engines with a net book value of $58.8 million as of December 31, 2017. Our investment in the joint venture is $14.6 million as of December 31, 2017.

AIRCRAFT LEASING

As of December 31, 2017, we owned and leased nine Boeing 737 aircraft, three ATR72-202 turboprops, and four A319-112 aircraft with an aggregate net book value of $138.2 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines. The launch of this new business segment in November 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2017, spare parts inventory had a carrying value of $16.4 million.

WILLIS ASSET MANAGEMENT LIMITED

In 2016, Willis Asset Management purchased the business and assets of TES, the consulting and asset management business of the TES Aviation Group.  Willis Asset Management is an asset management, technical services and consultancy business.  Willis Asset Management has 393 engines, excluding WLFC engines, under management as of December 31, 2017.

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

•

Our independent ownership allows us to meet our customer needs without regard to any potentially conflicting affiliate demands to use their engines or services. Many of the aircraft engine leasing companies with which we compete are owned in whole or part by aircraft engine manufacturers. As a result, these leasing companies are inherently motivated to lease to customers the aircraft equipment that is manufactured by their owners, regardless of whether that equipment best meets the needs of their customers. As an independent public company we have the ability to work with customers to correctly identify their needs and provide them with the engines, equipment and services that are best suited to those needs.

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

•

We have extensive, worldwide industry contacts/relationships.  We have developed long-standing relationships with aircraft operators, equipment manufacturers and aircraft maintenance organizations around the world. Our extensive network of relationships enables us to quickly identify new leasing opportunities, procure engines and equipment and facilitate the repair of equipment owned by us and equipment leased by our customers.

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

•

We have a diverse lease portfolio by customer, geography and asset type. As of December 31, 2017, we had a total lease portfolio consisting of 225 engines and related equipment, 16 aircraft and 7 other leased parts and equipment with 80 lessees in 43 countries and an aggregate net book value of $1,342.6 million.

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

Federal regulations stipulate that all aircraft engines hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention, or have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. As of December 31, 2017, all of the engines in our lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

At December 31, 2017, approximately 79% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2017, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the three years ended December 31, 2017. The United States was the only country individually that accounted for more than 10% of our lease rent revenue in 2017. The United States and China each accounted for more than 10% of our lease rent revenue in 2016.  No country accounted for more than 10% of our lease rent revenue in 2015. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2017		2016		2015
	Lease Rent		Lease Rent		Lease Rent
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
Europe	$50,789	39%	$44,650	37%	$43,703	41%
Asia	34,169	26	34,524	29	31,569	29
South America	11,958	9	11,504	10	9,688	9
United States	20,307	16	13,395	11	9,177	8
Mexico	5,409	4	6,251	5	6,886	6
Canada	4,355	3	4,049	3	2,828	3
Middle East	3,360	3	3,674	3	2,223	2
Africa	22	0	1,848	2	1,972	2
Total	$130,369	100%	$119,895	100%	$108,046	100%

FINANCING/SOURCE OF FUNDS

We, directly or through WEST II or through WEST III, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines in a sale-lease back transaction, from engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arangements from time to time.

EMPLOYEES

As of December 31, 2017, we had 155 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, with such risks being largely beyond our control. Our results of operations depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

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

We directly or indirectly own the engines that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the engine. We also selectively sell engines on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for our engines coming off-lease or for their associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

We are subject to the risks and costs of aircraft maintenance and obsolescence on the aircraft that we own.

We currently own and lease nine Boeing 737 aircraft, three ATR72-202 turboprops, and four A319-112 aircraft. We may buy other aircraft or interests in aircraft in the future primarily to seek opportunities to realize value from the engines or related parts on those aircraft. Among other risks described in this Annual Report, the following risks apply when we lease or sell aircraft:

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

Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II and WEST III engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Forty-six of our leases comprising approximately 26.0% of the net book value of our on-lease assets at December 31, 2017 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2017, we had an aggregate of approximately $8.3 million in lease rent and $5.6 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

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

When a lessee defaults and such default is not cured in a timely manner we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine or aircraft. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay any debt financing applicable to the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

We and our customers operate in a highly regulated industry and changes in laws or regulations may adversely affect our ability to lease or sell our engines or aircraft.

Licenses and consents

We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our engines or aircraft. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft.

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

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules.  Similarly, sanctions issued by the United Nations, the U.S. government, the European Union or other governments could prohibit or restrict us from doing business in certain countries or with certain persons, and we must monitor our operations and existing and potential lessees and other counterparties for compliance with such sanctions.

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those combating corruption.  For example, the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similarly applicable laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or penalties. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

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

The United States and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the European Union launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators.  Concerns over global warming , climate change or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.

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

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We plan to adopt this guidance on January 1, 2019, that standard’s effective date, and are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and related disclosures.

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

We and our lenders generally are named as additional insureds on liability insurance policies carried by our lessees and are usually the loss payees for damage to our engines and aircraft. We have not experienced any significant aviation-related claims or any product liability claims related to our engines, aircraft or spare parts that were not insured. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or spare parts could result in significant monetary claims for which there may not be sufficient insurance coverage.

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

The relatively recent worldwide disruptions in the credit and financial markets increased the risk of adverse effects on our customers and our capital providers (lenders and derivative counter-parties) and therefore on us. The disruptions may also adversely affect our ability to raise additional capital to fund our continued growth. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II and WEST III, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates, to the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint. We would be adversely affected by increasing interest rates. As reported by British Bankers’ Association, the one-month LIBOR was approximately 1.57% and 0.77% on December 31, 2017 and December 31, 2016, respectively.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.

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

The WEST III securitization facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to August 2019 and 20% thereafter, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.

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

For the year ended December 31, 2017, 84% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircraft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interest in the engines or aircraft, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.

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

Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our equity in WEST II and WEST III. Due to WEST II’s and WEST III’s bankruptcy remote structure, that equity is subject to the prior payments of WEST II’s and WEST III’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST II or WEST III upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST II’s or WEST III’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.

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

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business.

Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and operation of all aircraft operated in the United States and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. We include, with the aircraft, engines and related parts that we purchase, lease and sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government.  Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.

As of December 31, 2017, our principal stockholder, Chairman of the Board of Directors and Chief Executive Officer, Mr. Charles F. Willis, IV, beneficially owned or had the ability to direct the voting of 2,756,181 shares of our common stock, representing approximately 43% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

We are the servicer and administrative agent for the WEST II and WEST III facilities and our cash flows would be materially and adversely affected if we were removed from these positions.

We are the servicer and administrative agent with respect to engines in the WEST II and WEST III facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in the case of WEST III) and 2.0% as administrative agent of the aggregate net rents actually received by WEST II and WEST III on their engines. We may be removed as servicer and or administrative agent in either or both of our WEST II and WEST III facilities, by an affirmative vote of a requisite number of either or both of the WEST II or WEST III note holders.  Such vote could happen upon the occurrence of certain specified events as outlined in the WEST II and WEST III servicing and administrative agency agreements.

As of December 31, 2017, we were in compliance with the financial covenants set forth in the WEST II and WEST III servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II and WEST III facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated subsidiaries, WEST II and WEST III, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.

Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.

Our board of directors has authorized the issuance of shares of 6.5% Series A Preferred Stock and 6.5% Series A-2 Preferred Stock, by us and to Development Bank of Japan Inc. (“DBJ”) with American Stock Transfer and Trust

Company, serving as rights agent. The rights agreement could make it more difficult to proceed with and tend to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% supermajority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 2.PROPERTIES

Our principal offices are located in Novato, California under a lease that covers 20,534 square feet of office space.   We sub-lease 7,124 square feet of office and warehouse space for our operations in San Diego, California. We lease 30,000 square feet of office and warehouse space in Boynton Beach, Florida.  We own 26,500 square feet of office space and warehouse space in Coconut Creek, FL and 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We also lease facilities for sales and operations in London, UK; Shanghai, China; Singapore; Blagnac, France; and Dublin, Ireland.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2017.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 9, 2018 there were approximately 1,939 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2017 and 2016, as reported by NASDAQ, are set forth below:

	2017		2016
	High	Low	High	Low
First Quarter	$27.16	$21.35	$22.18	$17.55
Second Quarter	$27.03	$21.66	$25.40	$21.47
Third Quarter	$26.96	$23.36	$27.41	$22.13
Fourth Quarter	$26.26	$23.65	$27.23	$23.54

We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which prohibit us from paying any dividends or making distributions of any kind with respect to our common stock. The Series A and Series A-2 Preferred Stock carry a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share.

The following table outlines our Equity Compensation Plan Information.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation
	outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	72,413
2007 Stock Incentive Plan	—	n/a	350,784
Total	—	n/a	423,197

The 2007 Stock Incentive Plan was approved by shareholders and authorized the issuance of 2,000,000 shares of common stock. On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized.  By December 31, 2017, there were 2,615,960 shares of restricted stock granted under the 2007 Stock Incentive Plan. Of this amount, 166,744 shares of restricted stock were cancelled and returned to the pool of shares which could be granted under the 2007 Stock Incentive Plan resulting in a net number of 350,784 shares which were available as of December 31, 2017 for future issuance under the 2007 Stock Incentive Plan.

On September 27, 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The repurchased shares are immediately retired. The Board of Directors reaffirmed the repurchase plan in October 2016 and extended the plan to December 31, 2018.  During 2017, the Company repurchased 155,312 shares totaling $3.5 million under our authorized plan. As of December 31, 2017, the total number of common shares outstanding was approximately 6.4 million.

Common stock repurchases, under our authorized plan, in the fourth quarter ended December 31, 2017 were as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
October	—	$—	—	$29,339
November	—	—	—	29,339
December	—	—	—	29,339
Total	—	$—	—	$29,339

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$130,369	$119,895	$108,046	$101,431	$101,737
Maintenance reserve revenue	80,189	57,091	53,396	53,322	46,694
Spare parts and equipment sales	51,423	17,783	25,582	8,917	—
Gain on sale of leased equipment	4,929	3,482	8,320	5,882	5,675
Other revenue	7,930	9,023	2,718	4,506	4,306
Total revenue	$274,840	$207,274	$198,062	$174,058	$158,412

Net income	$62,158	$14,069	$6,460	$7,180	$15,626

Net income attributable to common shareholders	$60,299	$13,780	$6,460	$7,180	$15,626

Basic weighted average earnings per common share	$9.93	$2.10	$0.83	$0.91	$1.95
Diluted weighted avergae earnings per common share	$9.69	$2.05	$0.81	$0.88	$1.89
Balance Sheet Data:
Total assets	$1,603,431	$1,337,887	$1,294,285	$1,245,841	$1,199,229
Debt obligations	$1,085,405	$900,255	$866,089	$825,498	$787,614
Shareholders’ equity	$258,910	$196,260	$209,223	$216,648	$212,459

Lease Portfolio at the end of the period:
Engines	225	208	201	207	202
Aircraft	16	11	10	5	4
Other leased parts and equipment	7	5	5	5	5

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

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such engines, all of which we sometimes refer to as “equipment.” As of December 31, 2017, all of our leases were operating leases. As of December 31, 2017, we had 80 lessees in 43 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2017, our lease portfolio consisted of 225 engines and related equipment, 16 aircraft and 7 other leased parts and equipment with an aggregate net book value of $1,342.6 million. As of December 31, 2017, we also managed 437 engines and related equipment on behalf of other parties.

In 2016 we purchased, through our wholly owned subsidiary Willis Asset Management, the business and assets of TES.  TES has been the engine management and consulting business of the TES Aviation Group.

In 2014 we entered into an agreement with CASC to participate in a joint venture named CASC Willis, a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. We made a $15.0 million initial capital contribution, representing our fifty percent, up-front funding contribution to the new joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of 4 engines with a net book value of $58.8 million as of December 31, 2017. Our investment in the joint venture is $14.6 million as of December 31, 2017.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company —WMES for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 32 engines with a net book value of $230.3 million at December 31, 2017. Our investment in the joint venture is $36.0 million as of December 31, 2017.

In 2013 we launched Willis Aero, a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2017 all of our engine leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. Spare parts packages are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2017, 48 engines and 3 aircraft having a net book value of $80.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 82 months.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, we evaluate the carrying value of all assets in our lease portfolio to determine if any impairment exists, by performing an undiscounted cash flow test for each asset.

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

We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•

Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers and Maintenance, Repair and Overhaul (“MRO”) providers as well as specific market sales and repair cost data.

•

Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The most recent adopted accounting pronouncements are described in Note 1(w) to our Consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue is summarized as follows:

	Years Ended December 31,
	2017	% Change	2016
	(dollars in thousands)
Lease rent revenue	$130,369	8.7%	$119,895
Maintenance reserve revenue	80,189	40.5%	57,091
Spare parts and equipment sales	51,423	189.2%	17,783
Gain on sale of leased equipment	4,929	41.6%	3,482
Other revenue	7,930	(12.1)%	9,023
Total revenue	$274,840	32.6%	$207,274

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2017 increased by 8.7% over the comparable period in 2016. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets.  The aggregate net book value of equipment held for lease at December 31, 2017 and 2016, was $1,342.6 million and $1,136.6 million, respectively, an increase of 18.1%. During the year ended December 31, 2017, 30 engines and 10 aircraft were added to our lease portfolio at a total cost of $336.1 million (including capitalized costs). During the year ended December 31, 2016, 20 engines and 1 aircraft were added to our lease portfolio at a total cost of $153.1 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2017 increased 40.5% to $80.2 million from $57.1 million for the year ended December 31, 2016. The $23.1 million increase is primarily related to the termination of nine engines coming off of long-term reimbursable leases, generating $36.0 million of long term maintenance revenues compared to $14.8 million of long term maintenance revenues generated in the comparable prior period by seven engines coming off long-term lease.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2017 increased by $33.6 million to $51.4 million compared to $17.8 million in 2016. Spare parts sales for the year ended December 31, 2017 were $29.1 million compared to $14.5 million in the comparable period in 2016. Equipment sales of $22.3 million were for the sale of six airframes during the year ended December 31, 2017. Equipment sales of $3.3 million were for the sale of three airframes during the year ended December 31, 2016.

Gain on Sale of Leased Equipment. During the year ended December 31, 2017, we sold eleven engines and other related equipment from the lease portfolio for a net gain of $4.9 million. During the year ended December 31, 2016, we sold seven engines, one airframe and other related equipment from the lease portfolio for a net gain of $3.5 million.

Other Revenue. Our Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned by Willis Aero and other discrete revenue items. During the year ended December

31, 2017, other revenue included a net gain on an insurance settlement of $1.3 million related to a leased aircraft, fees earned related to engines managed on behalf of third parties and service fee revenue earned by Willis Asset Management. During the year ended December 31, 2016, Other revenue included $4.0 million of security payments for aircraft upon default of a lessee and a $0.6 million foreign subsidy recognized in the period. The foreign subsidy was received from the People’s Republic of China resulting from our China subsidiary operating in the Shanghai free trade zone.

Depreciation and Amortization Expense. Depreciation and amortization expense was relatively consistent with the prior year period, decreasing $0.3 million or 0.4% to $66.0 million for the year ended December 31, 2017. The slight decrease reflects changes in portfolio mix associated with our ongoing portfolio management efforts, partially offset by an increase in depreciation associated with the larger net book value of the lease portfolio.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2017 was $40.8 million, an increase of 207.3% from 2016. Cost of spare parts sales for the year ended December 31, 2017 were $23.5 million compared to $10.7 million in 2016. Gross margin on spare parts sales for 2017 was 19.0% compared to 24.6% for 2016 primarily due to a change in the mix of parts sold in 2017. Cost of equipment sales was $17.3 million and $2.4 million in the years ended December 31, 2017 and 2016, respectively.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $24.9 million for the year ended December 31, 2017, an increase of $15.4 million from the $9.5 million in 2016. This increase primarily reflects a write-down of $21.6 million recorded in 2017 for the adjustment of the carrying value of nine impaired engines and five impaired aircraft within the portfolio to reflect estimated market value.

A write-down of $5.5 million was recorded due to the adjustment of the carrying value for six impaired engines and one impaired aircraft within the portfolio to reflect estimated market value for the year ended December 31, 2016. A further write-down of equipment totaling $2.0 million was recorded in the year ended December 31, 2016 due to a management decision to consign one engine for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds. An additional write-down of $2.0 million was recorded in year ended December 31, 2016 to adjust the carrying value of engine parts held on consignment for which market conditions for the sale of parts has changed.

General and Administrative Expenses. General and administrative expenses increased 16.7% to $55.7 million for the year ended December 31, 2017, from the prior year period in 2016, due primarily to higher personnel expense from the increase in headcount from the TES acquisition and increased rent and office expense.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 39.1% to $9.7 million for the year ended December 31, 2017, from 2016 due primarily to an increase of $1.7 million in engine maintenance costs and an increase of $0.5 million in engine freight costs, both associated with the underlying growth of the business.

Net Finance Costs. Net finance costs, which primarily reflects interest expense, increased 18.0% to $48.7 million in the year ended December 31, 2017, from $41.1 million for the year ended December 31, 2016. This increase is a result of higher debt obligation balances and increased borrowing cost in 2017 associated with our LIBOR based borrowings and our WEST III notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of December 31, 2017 and 2016, were $1,085.4 million and $900.3 million, respectively, of which $501.3 million and $339.4, respectively, was tied to one-month LIBOR. As of December 31, 2017 and 2016, one-month LIBOR was 1.57% and 0.77%, respectively.

Income Taxes. Income tax expense for the year ended December 31, 2017, decreased to $(26.1) million from $9.9 million for the comparable period in 2016. The effective tax rate for the years ended December 31, 2017 and December 31, 2016 were (72.6)% and 41.2%, respectively.  This decrease was due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California during the year ended December 31, 2017.

 Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue is summarized as follows:

	Years Ended December 31,
	2016	% Change	2015
	(dollars in thousands)
Lease rent revenue	$119,895	11.0%	$108,046
Maintenance reserve revenue	57,091	6.9%	53,396
Spare parts and equipment sales	17,783	(30.5)%	25,582
Gain on sale of leased equipment	3,482	(58.1)%	8,320
Other revenue	9,023	232.0%	2,718
Total revenue	$207,274	4.7%	$198,062

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $686.2 million, $149.0 million and $192.7 million, in the years ended December 31, 2017, 2016, and 2015, respectively, was derived from this borrowing activity.  In these same time periods $496.2 million, $114.0 million and $153.8 million, respectively, was used to pay down related debt. Cash flow from operating activities generated $124.9 million, $122.1 million and $139.5 million in the years ended December 31, 2017, 2016, and 2015, respectively. Also in 2017 and 2016 we generated $29.7 million and $19.8 million, respectively, of cash from the sale of preferred stock.

At December 31, 2017, $2.3 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

Our primary use of funds is for the purchase of equipment for lease. Purchases of equipment (including capitalized costs and prepaid deposits) totaled $384.0 million, $173.7 million and $174.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

During 2017, we received $1.9 million in distributions from our investment in WMES.  During 2016, we made $5.5 million of capital contributions and received $1.2 million in distributions from our investment in WMES. During 2017, we received $1.3 million in distributions from our investment in CASC Willis. During 2016, distributions from CASC Willis were nil and no capital contributions were made.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 89% and 93%, by book value, of our assets were on-lease as of December 31, 2017 and December 31, 2016, respectively. The decline in percentage year over year is a direct result of purchases made during the fourth quarter of 2017, a large portion of which were not on-lease. The average utilization rate for the year ended December 31, 2017 and 2016 was approximately 90%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

At December 31, 2017, debt obligations consists of loans totaling $1,085.4 million payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Debt Obligations" Note 4 in Part II, Item 8 of  this Form 10-K.

Virtually all of the above debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can typically borrow up to 85% of an engine’s net book value and 65% of spare part’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on our revolver. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the above debt is secured by engines and aircraft to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At December 31, 2017, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense, and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At December 31, 2017, we are in compliance with the covenants specified in the WEST II and WEST III indentures, servicing and other related agreements.

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2017:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$1,103,743	$48,401	$76,674	$720,264	$258,404
Interest payments under debt obligations	234,616	44,968	83,910	48,949	56,789
Operating lease obligations	1,448	1,023	425	—	—
Purchase obligations	123,987	123,987	—	—	—
Total	$1,463,794	$218,379	$161,009	$769,213	$315,193

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at December 31, 2017 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2018. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2017, $501.3 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, which has a remaining term of 40 months as of December 31, 2017. The fair value of the swap at December 31, 2017 and 2016 was $1.1 million and $68,000, respectively, representing a net asset for us.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $0.6 million, $25,000, and Nil for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

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

Joint Ventures

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.4 million, $2.1 million and $1.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio. During 2017, the Company sold two engines to WMES for $14.8 million.

During 2017, the Company sold one engine to CASC Willis for $11.2 million.

Other

Throughout the year, the Company accrued approximately $80,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2017, $501.3 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $4.0 million (in 2016, $5.2 million).

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2017, 2016, and 2015, respectively, 84%, 89% and 92% of our total lease rent revenues came from non-United States domiciled lessees. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Inherent Limitations on Controls

Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2017, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 43.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.7

Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.8

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

10.13*	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on February 16, 2016).
10.14*	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 16, 2016).
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

10.20*

Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III. (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2017)

10.21*

Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 10.21 to our report on Form 10-Q filed on November 9, 2017)

10.22*

Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto. (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on November 9, 2017)

10.23*

Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto. (incorporated by reference to Exhibit 10.23 to our report on Form 10-Q filed on November 9, 2017)

10.24*

Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant. (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q filed on November 9, 2017)

10.25*	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
10.26*	General Terms Agreement No. CFM-1-1028985 dated December 22, 2017 between CFM International, Inc. and Willis Lease Finance Corporation.
10.27*	Letter Agreement No. 1 to GTA No. 1-1028985 dated December 22, 2017 between CFM International, Inc. and Willis Lease Finance Corporation.
10.28*

General Terms Agreement No. GE-1-2299982290-2 dated May 26, 2010 by and amongst General Electric Company, GE Engine Services Distribution, LLC, Willis Lease Finance Corporation and WEST Engine Funding LLC.

10.29*	Letter Agreement No. 3 to GTA No. 1-2299982290 dated December 22, 2017 between General Electric Corporation and Willis Lease Finance Corporation.
10.30*	Amendment No. 2 to General Terms Agreement No. GE-1-2299982290-2 dated December 22, 2017 between General Electric Company and Willis Lease Finance Corporation.
12.1	Statement re Computation of Ratios.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	March 15, 2018

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 15, 2018	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 15, 2018	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Finance and Accounting Officer)	Scott B. Flaherty

Date: March 15, 2018	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 15, 2018	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 15, 2018	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 15, 2018	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	45

Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	46

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	47

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	48

Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	49

Notes to Consolidated Financial Statements	50

Schedule I — Condensed Financial Information of Parent	76

Schedule II — Valuation Accounts	80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1991.

San Francisco, California
March 15, 2018

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$7,052	$10,076
Restricted cash	40,272	22,298
Equipment held for operating lease, less accumulated depreciation of $368,683 and $351,553 at December 31, 2017 and 2016, respectively	1,342,571	1,136,603
Maintenance rights	14,763	17,670
Equipment held for sale	34,172	30,710
Operating lease related receivables, net of allowances of $949 and $787 at December 31, 2017 and 2016, respectively	18,848	16,484
Spare parts inventory	16,379	25,443
Investments	50,641	45,406
Property, equipment & furnishings, less accumulated depreciation of $7,374 and $5,858 at December 31, 2017 and 2016, respectively	26,074	16,802
Intangible assets, net	1,727	2,182
Other assets	50,932	14,213
Total assets (1)	$1,603,431	$1,337,887

LIABILITIES, REDEEMBABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$22,072	$17,792
Deferred income taxes	78,280	104,978
Debt obligations	1,085,405	900,255
Maintenance reserves	75,889	71,602
Security deposits	25,302	21,417
Unearned revenue	8,102	5,823
Total liabilities (2)	1,295,050	1,121,867

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 and 1,000 shares issued and outstanding at December 31, 2017 and 2016, respectively)	49,471	19,760

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,419 and 6,402 shares issued and outstanding at December 31, 2017 and 2016, respectively)	64	64
Paid-in capital in excess of par	2,319	2,512
Retained earnings	256,301	194,729
Accumulated other comprehensive income (loss), net of income tax (expense) benefit of $(83) and $551 at December 31, 2017 and December 31, 2016, respectively.	226	(1,045)
Total shareholders’ equity	258,910	196,260
Total liabilities, redeemable preferred stock and shareholders' equity	$1,603,431	$1,337,887

(1)

Total assets at December 31, 2017 and December 31, 2016 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s:  Cash, $130 and $257; Restricted Cash $40,272 and $22,298, Equipment, $657,333 and $309,815; and Other, $20,090 and $4,139 respectively.

(2)

Total liabilities at December 31, 2017 and December 31, 2016 include the following liabilities of VIE’s for which the VIE’s creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations, $577,056 and $273,380, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
REVENUE
Lease rent revenue	$130,369	$119,895	$108,046
Maintenance reserve revenue	80,189	57,091	53,396
Spare parts and equipment sales	51,423	17,783	25,582
Gain on sale of leased equipment	4,929	3,482	8,320
Other revenue	7,930	9,023	2,718
Total revenue	274,840	207,274	198,062

EXPENSES
Depreciation and amortization expense	66,023	66,280	69,424
Cost of spare parts and equipment sales	40,848	13,293	17,849
Write-down of equipment	24,930	9,514	9,181
General and administrative	55,737	47,780	42,744
Technical expense	9,729	6,993	9,403
Net finance costs:
Interest expense	48,720	41,144	39,012
Loss (gain) on debt extinguishment	—	137	(1,151)
Total net finance costs	48,720	41,281	37,861
Total expenses	245,987	185,141	186,462

Earnings from operations	28,853	22,133	11,600
Earnings from joint ventures	7,158	1,813	1,175
Income before income taxes	36,011	23,946	12,775
Income tax (benefit) expense	(26,147)	9,877	6,315
Net income	62,158	14,069	6,460
Preferred stock dividends	1,813	281	—
Accretion of preferred stock issuance costs	46	8	—
Net income attributable to common shareholders	$60,299	$13,780	$6,460

Basic weighted average earnings per common share:	$9.93	$2.10	$0.83
Diluted weighted average earnings per common share:	$9.69	$2.05	$0.81

Basic weighted average common shares outstanding	6,074	6,570	7,817
Diluted weighted average common shares outstanding	6,220	6,714	7,987

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$62,158	$14,069	$6,460

Other comprehensive income:
Currency translation adjustment	1,061	(868)	(796)
Unrealized gains on derivative instruments	896	69	—
Net gain (loss) recognized in other comprehensive income	1,957	(799)	(796)
Tax (expense) benefit related to items of other comprehensive income	(686)	275	275
Other comprehensive income (loss)	1,271	(524)	(521)
Total comprehensive income	$63,429	$13,545	$5,939

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity

Years Ended December 31, 2017, 2016, and 2015

(In thousands)

			Stockholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income/(Loss)	Equity
Balances at December 31, 2014	—	$—	8,346	$83	$42,076	$174,489	$—	$216,648
Net income	—	—	—	—	—	6,460	—	6,460
Net unrealized gain from derivative instruments, net of tax benefit of $275	—	—	—	—	—	—	(521)	(521)
Shares repurchased	—	—	(912)	(9)	(16,491)	—	—	(16,500)
Shares issued under stock compensation plans	—	—	205	2	516	—	—	518
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(91)	(1)	(1,557)	—	—	(1,558)
Stock-based compensation, net of forfeitures	—	—	—	—	4,150	—	—	4,150
Tax benefit on disqualified disposition of shares	—	—	—	—	26	—	—	26
Balances at December 31, 2015	—	—	7,548	75	28,720	180,949	(521)	209,223
Net income	—	—	—	—	—	14,069	—	14,069
Net unrealized loss from currency translation adjustment, net of tax benefit of $300	—	—	—	—	—	—	(568)	(568)
Net unrealized loss from derivative instruments, net of tax expense of $25	—	—	—	—	—	—	44	44
Shares repurchased	—	—	(1,212)	(12)	(28,946)	—	—	(28,958)
Shares issued under stock compensation plans	—	—	127	1	154	—	—	155
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(61)	—	(1,369)	—	—	(1,369)
Stock-based compensation, net of forfeitures	—	—	—	—	3,717	—	—	3,717
Issuance of preferred stock	1,000	19,752	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	8	—	—	—	(8)	—	(8)
Preferred stock dividend	—	—	—	—	—	(281)	—	(281)
Tax benefit on disqualified disposition of shares	—	—	—	—	236	—	—	236
Balances at December 31, 2016	1,000	19,760	6,402	64	2,512	194,729	(1,045)	196,260
Net income	—	—	—	—	—	62,158	—	62,158
Net unrealized loss from currency translation adjustment, net of tax expense of $312	—	—	—	—	—	—	584	584
Net unrealized gain from derivative instruments, net of tax expense of $374	—	—	—	—	—	—	687	687
Shares repurchased	—	—	(155)	(2)	(3,544)	—	—	(3,546)
Shares issued under stock compensation plans	—	—	216	2	175	—	—	177
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(44)	—	(1,094)	—	—	(1,094)
Stock-based compensation, net of forfeitures	—	—	—	—	4,270	—	—	4,270
Issuance of preferred stock	1,500	29,665	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	46	—	—	—	(46)	—	(46)
Preferred stock dividend	—	—	—	—	—	(1,813)	—	(1,813)
Other	—	—	—	—	—	1,273	—	1,273
Balances at December 31, 2017	2,500	$49,471	6,419	$64	$2,319	$256,301	$226	$258,910

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$62,158	$14,069	$6,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66,023	66,280	69,424
Write-down of equipment	24,930	9,514	9,181
Stock-based compensation expenses	4,270	3,717	4,150
Excess tax benefits from stock-based compensation	—	236	26
Amortization of deferred costs	5,183	4,271	4,307
Allowances and provisions	162	(571)	697
Gain on sale of leased equipment	(4,929)	(3,482)	(8,320)
Gain on insurance settlement	(1,288)	—	—
Income from joint ventures	(7,158)	(1,813)	(1,175)
Loss (gain) on debt extinguishment	—	137	(1,151)
Deferred income taxes	(26,393)	9,100	6,027
Changes in assets and liabilities:
Receivables	(2,525)	(2,287)	(5,769)
Spare parts inventory	(1,855)	(5,093)	3,828
Intangibles	—	(1,511)	—
Other assets	(970)	(1,707)	(2,635)
Accounts payable and accrued expenses	1,129	2,329	1,677
Maintenance reserves	7,994	548	4,580
Security deposits	6,246	(4,048)	5,747
Unearned lease revenue	2,279	732	748
Net cash provided by operating activities	135,256	90,421	97,802

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	43,791	62,525	41,608
Proceeds from insurance settlement	14,886	—	—
Capital contribution to joint ventures	—	(5,545)	(630)
Distributions received from joint ventures	1,880	1,167	1,304
Maintenance rights payments received	—	—	5,802
Purchase of equipment held for operating lease and for sale	(373,483)	(173,662)	(174,772)
Purchase of maintenance rights	—	(5,530)	(8,844)
Purchase of property, equipment and furnishings	(10,788)	(1,006)	(3,988)
Net cash used in investing activities	(323,714)	(122,051)	(139,520)

Cash flows from financing activities:
Proceeds from issuance of notes payable	686,200	149,000	192,700
Debt issuance cost	(8,262)	(3,808)	(13)
Principal payments on notes payable	(496,160)	(113,981)	(153,816)
Interest bearing security deposits	(2,261)	455	(1,606)
Proceeds from shares issued under stock compensation plans	177	155	518
Repurchase of common stock	(3,546)	(28,958)	(16,500)
Proceeds from issuance of preferred stock	29,665	19,752	—
Preferred stock dividends	(1,311)	—	—
Cancellation of restricted stock units in satisfaction of withholding tax	(1,094)	(1,369)	(1,558)
Net cash provided by financing activities	203,408	21,246	19,725

Increase/(decrease) in cash, cash equivalents and restricted cash	14,950	(10,384)	(21,993)
Cash, cash equivalents and restricted cash at beginning of period	32,374	42,758	64,751
Cash, cash equivalents, and restricted cash at end of period	$47,324	$32,374	$42,758

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$42,817	$37,319	$35,568
Income Taxes	$440	$459	$353

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$2,696	$5,337	$4,662
Transfers from Equipment held for operating lease to Equipment held for sale	$45,018	$28,560	$22,079
Transfers from Equipment held for sale to Spare parts inventory	$210	$—	$6,061
Transfers from Property, equipment and furnishings to Equipment held for lease	$—	$2,925	$—
Accrued preferred stock dividends	$783	$281	$—
Accretion of preferred stock issuance costs	$46	$8	$—

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a)Organization

Willis Lease Finance Corporation with its subsidiaries (the “Company”) is a provider of aviation services whose primary focus is providing operating leases of commercial aircraft, aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. The Company also engages in the selective purchase and resale of commercial aircraft engines. WLFC (Ireland) Limited, WLFC Funding (Ireland) Limited and WLFC Lease (Ireland) Limited are wholly-owned Irish subsidiaries of the Company formed to facilitate certain of the Company’s international leasing activities. Willis Aviation Finance Limited in Ireland is a wholly-owned subsidiary formed to facilitate the leasing and technical support of worldwide activities. Willis Lease France is a wholly-owned French subsidiary of the Company formed to facilitate sales and marketing activities in Europe. Willis Lease (China) Limited is a wholly-owned subsidiary of the Company formed to facilitate the acquisition and leasing of assets in China.

Willis Engine Securitization Trust II (“WEST II” or the “WEST II Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization (“ABS”). WEST Engine Acquisition LLC and Facility Engine Acquisition LLC are wholly-owned subsidiaries of WEST II and own the engines which secure the notes issued by WEST II. Willis Engine Securitization (Ireland) Limited is another wholly-owned subsidiary of WEST II and was established to facilitate certain international leasing activities by WEST II.  WEST II is a variable interest entity which the Company owns 100% of the equity and consolidates in its financial statements.

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

In 2016, the Company purchased, through a wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES had been the engine management and consulting business of the TES Aviation Group. Willis Asset Management has 393 engines, excluding WLFC engines, under management as of December 31, 2017.

On August 4, 2017, the Company closed an asset-backed securitization through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Structured Trust III (“WEST III” or the “WEST III Notes”), of which the Company is the sole beneficiary. The WEST III Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $293.7 million and the Series B Notes in an aggregate principal amount of $42.0 million. The WEST III Notes are secured by a portfolio of 56 engines from the revolving credit facility. The Company used these funds, net of transaction expenses, to pay off part of its revolving credit facility totaling $491.0 million. WEST III is a variable interest entity which the Company owns 100% of the equity and consolidates in its financial statements.

The assets and liabilities of WEST III will remain on the Company’s balance sheet. A portfolio of 56 commercial jet aircraft engines and leases thereof secures the obligations of WEST III under the ABS. The WEST III Notes have a scheduled amortization and are payable solely from revenue received by WEST III from the engines and the engine leases, after payment of certain expenses of WEST III. Series A Notes bear interest at a fixed rate of 4.69% per annum and Series B Notes bear interest at a fixed rate of 6.36% per annum. The WEST III Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The WEST III Notes are expected to be paid in 10 years. The legal final maturity of the Notes is August 15, 2042.

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

The assets of WEST III are not available to satisfy the Company’s obligations other than the obligations specific to WEST III. WEST III is consolidated for financial statement presentation purposes. WEST III’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST III’s maintenance of adequate reserves and capital. Under WEST III, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Minimum maintenance reserve payments and security deposits of $10.0 million and $1.0 million, respectively, are held in restricted cash accounts.

(b)Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Willis Lease Finance Corporation and its wholly owned subsidiaries, including variable interest entities (“VIEs”) where the Company is the primary beneficiary in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a variable interest entity the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.

The condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes herein.

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

The Company regularly sells equipment from its lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the engine are not included in the sale, any such amount is included in the calculation of gain or loss.

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

For management services, the selling price is based on TPE and is determined by reviewing information from management agreements entered into by other parties on a standalone basis which is then compared to the management agreements entered into with the investor group. The Company has determined that the fees charged on a standalone basis are comparable to the fees charged when the Company enters into the management agreements concurrent with the sale of a portfolio of engines. Accordingly, the Company determined that the fees charged for its management services are comparable to those charged by other asset managers for the same service.

The Company recognizes revenue from management fees under equipment management agreements as earned on a monthly basis. Management fees are based upon a percentage of net lease rents of the investor group’s engine portfolio calculated on an accrual basis and recorded in Other revenue.

Under the terms of some of the Company’s leases, the lessees pay use fees (also known as maintenance reserves) to the Company based on usage of the leased asset, which are designed to cover expected future maintenance costs. Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee or the lease terminates, at which time they are recognized in revenue as maintenance reserve revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2017, the Company had an aggregate of approximately $8.3 million in lease rent and $5.6 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

The Company recognizes sales of spare parts upon shipping and the amount reported as cost of sales is recorded at specific cost.

The Company recognizes service revenue from fees earned under engine maintenance service agreements as earned on a monthly basis.

No customer accounted for greater than 10% of total lease rent revenue in 2017, 2016 and 2015.

(d)Other Revenue

Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned by Willis Aero and other discrete revenue items. During the year ended December 31, 2017, other revenue included a net gain on an insurance settlement of $1.3 million related to a leased aircraft, fees earned related to engines managed on behalf of third parties and service fee revenue earned by Willis Asset Management. During the year ended December 31, 2016, other revenue included $4.0 million of security payments for aircraft upon default of a lessee.

(e)Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by the Company, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. The Company does not accrue for planned major maintenance. The cost of overhauls of aircraft assets under long term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to the Company in accordance with the lease, and are not capitalized.

Based on specific aspects of the equipment, the Company generally depreciates engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. This methodology is believed to accurately reflect the Company’s typical holding period for the engine assets and, that the residual value assumption reasonably approximates the selling price of the assets 15 years from date of acquisition. The typical 15 year holding period is the estimated useful life of the Company’s engines based on its business model and plans, and represents how long the Company anticipates holding a newly acquired engine. The technical useful life of a new engine can be in excess of 25 years. The Company reviews the useful life and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful life of the engines.

The aircraft owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value. The spare parts packages owned by the Company are depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.

For engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly.

The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2017, 48 engines and 3  aircraft having a net book value of $80.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 82 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The Company conducts a formal annual review of the carrying value of long-lived assets and also evaluates assets during the year if a triggering event is identified indicating impairment is possible. Such annual review resulted in an impairment charge of $4.4 million, $1.8 million and $0.6 million in 2017, 2016, and 2015, respectively (included in “Write-down of equipment” in the Consolidated Statements of income).

(f)Equipment Held for Sale

Equipment held for sale includes engines being marketed for sale as well as engines removed from the lease portfolio to be parted out, with the investment in the long lived asset being recovered through the sale of spare parts. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.

(g)Debt Issuance Costs and Related Fees

Fees paid in order to secure debt are capitalized, included in Debt obligations on the Consolidate Balance Sheets, and amortized over the life of the related loan using the effective interest method.

(h)Interest Rate Hedging

The Company enters into various derivative instruments periodically to mitigate the exposure on variable rate borrowings. The derivative instruments are fixed-rate interest swaps that are recorded at fair value as either an asset or liability.

While substantially all of the Company’s derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that the Company has designated as hedges are cash flow hedges. The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges is recorded in earnings in the current period.

(i)Income Taxes

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

(j)Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

(k)Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(l)Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with our WEST II and WEST III borrowings. Under both borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST II, cash from maintenance reserve payments is held in a restricted cash account equal to the maintenance obligations projected for the subsequent six months, and is subject to a minimum balance of $9.0 million. Under WEST III, cash from maintenance reserve payments is held in a restricted cash account equal to a portion of the maintenance obligations projected for the subsequent nine months, and is subject to a minimum balance of $10.0 million. Under WEST II, all security deposits are held in a restricted cash account until the end of the lease. Under WEST III, security deposits are held in a restricted cash account equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.

(m)   Spare Parts Inventory

Inventory consists of spare aircraft and engine parts and is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

(n)   Intangible Assets

Intangible assets include customer relationships and goodwill arising from the Company’s acquisitions of J.T. Power and TES.  Intangible assets are accounted for in accordance with FASB ASC 350, “Intangibles — Goodwill and Other.”

Customer relationships are amortized on a straight line basis over their estimated useful life of five years. The Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually.

(o) Other assets

Other assets typically include prepaid deposits, capitalized costs relating to engine shop visits that remain in process at year end, and other prepaid expenses. As of December 31, 2017, other assets included prepaid deposits of $36.5 million relating to a commitment to purchase engines.

(p)   Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to residual values, estimated asset lives, impairments and bad debts. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the accounting policies on revenue recognition, maintenance reserves and expenditures, useful life of equipment, asset residual values, asset impairment and allowance for doubtful accounts are critical to the results of operations.

If the useful lives or residual values are lower than those estimated, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash-flows and should different conditions prevail, material impairment write-downs may occur.

(q)   Earnings per share information

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options and unvested restricted stock awards. See Note 8 for more information on the computation of earnings per share.

(r)Investments

The Company’s investments are joint ventures, where it owns 50% of the equity of the ventures and are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.

(s)Stock Based Compensation

The Company recognizes stock based compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Additionally, the Company implemented ASU 2016-09 in the first quarter of 2017, using the modified retrospective approach, and elected to account for forfeitures as they occur. As such, a $1.3 million cumulative effect adjustment was recorded to the opening balance of Retained earnings for the impact in tax benefits as well as the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

(t)Initial Direct Costs associated with Leases

The Company accounts for the initial direct costs, including sales commissions and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and administrative expenses in the Consolidated Statements of income. The amounts amortized were $1.8 million, $1.6 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(u)  Maintenance Rights

The Company identifies, measure and accounts for maintenance right assets and liabilities associated with acquisitions of equipment with in-place leases. A maintenance right asset represents the fair value of the contractual right under a lease to receive equipment in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company's obligation to pay the lessee for the difference between the lease-end contractual maintenance condition of the equipment and the actual maintenance condition of the equipment on the acquisition date.  The equipment condition at the end of the lease term may result in either overhaul work being performed by the lessee to meet the required return condition or a financial settlement.

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

(v) Foreign Currency Translation

The Company’s foreign investments have been converted at rates of exchange in effect at the balance sheet dates. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(w) Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

The Company places our cash deposits with financial institutions and other creditworthy institutions such as money market funds and limits the amount of credit exposure to any one party. Management opts for security of principal as opposed to yield. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, this risk is considered limited due to the relatively few lessees which have this provision in the lease. The Company enters into interest rate swap agreements with counterparties that are investment grade financial institutions.

(x) Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In July 2015, the FASB  issued Accounting Standards Update ("ASU")  2015-11, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein.  The Company adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017, the standard’s effective date, on a modified retrospective method through a cumulative adjustment to  retained earnings of $1.3 million. During the the year ended December 31, 2017, excess tax benefits from stock-based compensation of approximately $91,000 were reflected in the Consolidated Statements of Income as income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, with the prior periods adjusted accordingly. The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 were adjusted as follows: a $0.2 million and Nil, respectively, increase to net cash provided by operating activities and a $0.2 million and Nil, respectively, decrease to net cash provided by financing activities.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted this standard during on January 1, 2017 and included $64.1 million and $22.3 million of restricted cash in the total of cash, cash equivalents and restricted cash in its statements of consolidated cash flows for the year ended December 31, 2016 and 2015, respectively. The adoption of this standard also resulted in an decrease in cash provided by operating activities, cash used in investing activities and cash provided by financing activities of $10.7 million, $1.3 million and $1.3 million, respectively, for the year ended December 31, 2016 and $9.6 million, $16.8 million and $25.4 million, respectively, for the year ended December 31, 2015.

Recent Accounting Pronouncements To Be Adopted by the Company:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

This accounting standard update is effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard update effective January 1, 2018. The amendments in this accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Effective January 1, 2018, the Company adopted the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

While only a portion of the Company’s revenues are impacted by this guidance as it does not apply to contracts falling under the leasing standard, as part of the implementation process the Company performed an analysis to identify accounting policies that needed to change and additional disclosures that will be required. The Company considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services offered, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. All revenue streams applicable to the new standard (Spare parts and equipment sales and Other revenue) were evaluated, and similar performance obligations will result under the new standard as compared with deliverables and separate units of accounting currently identified. In addition the Company considered recognition under the new standard and concluded the timing of the Company’s revenue recognition will remain the same. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company plans to adopt this guidance on January 1, 2019, that standard’s effective date, and is currently in the process of determining the impact that the updated accounting guidance will have on the consolidated financial statements and related disclosures. See Note 9 for a summary of undiscounted minimum rental commitments under operating leases as of December 31, 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on the consolidated financial statements or the related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance becomes effective for the Company in the first quarter of fiscal 2018. The new guidance must be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on the consolidated financial statements or the related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The

Company is currently evaluating the timing, methods and impact of adopting this new standard on the consolidated financial statements.

(2) Equipment Held for Operating Lease

As of December 31, 2017, the Company had a total lease portfolio of 225 aircraft engines and related equipment, 16 aircraft and 7 other leased parts and equipment with a net book value of $1,342.6 million. As of December 31, 2016, the Company had a total lease portfolio of 208 aircraft engines and related equipment, 11 aircraft and 5 other leased parts and equipment, with a net book value of $1,136.6 million.

A majority of the equipment is leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leasees equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2017	2016	2015
	(in thousands)
Region
Europe	$50,789	$44,650	$43,703
Asia	34,169	34,524	31,569
South America	11,958	11,504	9,688
United States	20,307	13,395	9,177
Mexico	5,409	6,251	6,886
Canada	4,355	4,049	2,828
Middle East	3,360	3,674	2,223
Africa	22	1,848	1,972
Totals	$130,369	$119,895	$108,046

	As of December 31,
Net book value of equipment held for operating lease	2017	2016
	(in thousands)
Region
Europe	$444,938	$384,661
Asia	258,501	265,736
South America	111,999	112,268
United States	251,959	148,208
Mexico	34,399	55,114
Canada	28,977	35,199
Middle East	61,606	8,971
Africa	2,959	42,949
Off-lease and other	147,233	83,497
Totals	$1,342,571	$1,136,603

As of December 31, 2017, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$147,233
Month-to-month leases	89,795
Leases expiring 2018	528,225
Leases expiring 2019	236,080
Leases expiring 2020	158,264
Leases expiring 2021	57,268
Leases expiring 2022	33,181
Leases expiring thereafter	92,525
$1,342,571

As of December 31, 2017, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2018	$110,666
2019	54,245
2020	31,913
2021	16,757
2022	10,652
Thereafter	13,242
$237,475

(3) Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. WMES owned a lease portfolio of 32 engines with a net book value of $230.3 million as of December 31, 2017.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. The  Company made a $15.0 million initial capital contribution, representing the fifty percent, up-front funding contribution to the new joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of 4 engines with a net book value of $58.8 million as of December 31, 2017.

Years Ending December 31, 2017, 2016 and 2015 (in thousands)	WMES	CASC Willis	Total
Investment in joint ventures as of December 31, 2014	$26,672	$14,918	$41,590
Investment	630	—	630
Earnings (losses) from joint ventures	1,274	(99)	1,175
Distribution	(1,304)	—	(1,304)
Foreign Currency Translation Adjustment	—	(796)	(796)
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Investment	5,545	—	5,545
Earnings (losses) from joint ventures	2,032	(219)	1,813
Deferred gain on engines sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign Currency Translation Adjustment	—	(868)	(868)
Investment in joint ventures as of December 31, 2016	$32,470	$12,936	$45,406
Investment	—	—	—
Earnings from joint ventures	5,867	1,291	7,158
Deferred gain on engine sale	(443)	(496)	(939)
Distribution	(1,880)	—	(1,880)
Foreign Currency Translation Adjustment	—	896	896
Investment in joint ventures as of December 31, 2017	$36,014	$14,627	$50,641

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.4 million, $2.1 million and $1.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio. During 2015, WMES consigned an engine for part out and sale to Willis Aero. The value of the engine is $0.1 million as of December 31, 2017.

Summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$40,211	$35,463	$26,909
Expenses	28,754	31,669	24,574
WMES net income	$11,457	$3,794	$2,335

		December 31,
		2017	2016
		(in thousands)
Total assets		$246,309	$293,299
Total liabilities		165,228	219,881
Total WMES net equity		$81,081	$73,418

(4) Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.50% at December 31, 2017, secured by engines. The facility has a committed amount of $890.0 million at December 31, 2017, which revolves until the maturity date of April 2021	$491,000	$608,000
WEST III Series A 2017-1 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	289,295	—
WEST III Series B 2017-1 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	41,370	—
WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	259,022	279,541
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	12,720	14,453
Note payable at a variable interest rate of one-month LIBOR plus 2.25%, maturing in January 2018, secured by engines	10,336	11,709
	1,103,743	913,703
Less: unamortized debt issuance costs	(18,338)	(13,448)

Total debt obligations	$1,085,405	$900,255

One-month LIBOR was 1.57% and 0.77% as of December 31, 2017 and December 31, 2016, respectively.

Principal outstanding at December 31, 2017, is repayable as follows:

Year	(in thousands)
2018	$48,401
2019	38,537
2020	38,137
2021 (includes $491.0 million outstanding on revolving credit facility)	529,374
2022	190,889
Thereafter	258,405
$1,103,743

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all covenant requirements at December 31, 2017.

At December 31, 2017, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In April 2016, the Company entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion. As of December 31, 2017 and 2016, $399.0 million and $282.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST II and WEST III jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

At December 31, 2017,  $330.7 million of WEST III term notes were outstanding.  The assets of WEST III are not available to satisfy the Company’s obligations other than the obligations specific to WEST III. WEST III is consolidated for financial statement presentation purposes. WEST III’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST III’s maintenance of adequate reserves and capital. Under WEST III, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III indenture requires that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

At December 31, 2017 and 2016, $259.0 million and $279.5 million of WEST II term notes were outstanding, respectively. The assets of WEST II are not available to satisfy the Company’s obligations other than the obligations specific to WEST II. WEST II is consolidated for financial statement presentation purposes. WEST II’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST II’s maintenance of adequate reserves and capital. Under WEST II, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, the WEST II indenture requires that a portion of maintenance reserve payments and all lease security deposits be held in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

In September 2016, the Company entered into an amendment (the “Amendment No. 2”) to the Amended and Restated Trust Agreement of WEST II, as amended by Trust Amendment No. 1, dated as of September 14, 2012. The Amendment No. 2 allows the Company to make additional equity contributions to fund engine maintenance expenses, to make up shortfalls in required net sale proceeds from engine dispositions and to provide additional funds in the acquisition of replacement engines for WEST II. These potential future equity contributions by the Company are voluntary.  The Amendment No. 2 also increases the percentage of WEST II engines subject to disposition and modifies certain concentration limits.

In July 2014, the Company closed on a loan with a ten year term totaling $13.4 million. During the second quarter of 2016, the Company closed on two additional loans totaling $4.7 million, repayable over the same initial ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans was $12.7 million and $14.5 million as December 31, 2017 and December 31, 2016, respectively.

In January 2014, the Company extended the term of an existing loan that was scheduled to mature in January 2015. The loan had a term of 4 years and was subsequently repaid at the maturity date in January 2018. Interest was payable at one-month LIBOR plus 2.25% and principal and interest was paid quarterly. The loan was secured by three engines. The balance outstanding on this loan was $10.3 million and $11.7 million as of December 31, 2017 and December 31, 2016, respectively.

In March 2015, the Company paid off the $23.1 million balance of two term notes at a 5% discount. This transaction resulted in the recording of a $1.2 million gain on debt extinguishment which has been included in the Consolidated Statement of Income for the year ended December 31, 2015.

(5) Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $501.3 million and $619.7 million of borrowings at December 31, 2017 and 2016, respectively, at variable rates. As a matter of policy, management does not use derivatives for speculative purposes. During 2016, the Company entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 40 months as of December 31, 2017. The fair value of the swap at December 31, 2017 and 2016 was $1.1 million and $68,000, respectively, representing a net asset. The Company recorded a $0.6 million, $25,000 and nil expense to net finance costs during the three years ended December 31, 2017, respectively from derivative investments.

The Company estimates the fair value of  derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three years ended December 31, 2017:

	Amount of Gain (Loss) Recognized			Location of Loss (Gain)	Amount of Loss (Gain) Reclassified
	in OCI on Derivatives			Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)			Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2017	2016	2015	(Effective Portion)	2017	2016	2015
	(in thousands)				(in thousands)
Interest rate contracts	$896	$69	$—	Interest expense	$621	$25	$—
Total	$896	$69	$—	Total	$621	$25	$—

The derivatives were designated in a cash flow hedging relationship with the effective portion of the change in fair value of the derivative reported in the cash flow hedges subaccount of accumulated other comprehensive income.

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparty for the interest rate swap entered into during 2016 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

(6) Income Taxes

The components of income before income taxes are as follows

	Years ended December 31,
	2017	2016	2015
	(in thousands)
United States	$35,050	$21,634	$11,319
Foreign	961	2,312	1,456
Income before income taxes	$36,011	$23,946	$12,775

The components of income tax (benefit) expense for the three years ended December 31, 2017 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2017
Current	$(58)	$284	$20	$246
Deferred	(31,198)	4,805	—	(26,393)
Total	$(31,256)	$5,089	$20	$(26,147)

2016
Current	$324	$14	$440	$778
Deferred	8,807	292	—	9,099
Total	$9,131	$306	$440	$9,877

2015
Current	$(208)	$13	$476	$281
Deferred	4,871	1,163	—	6,034
Total	$4,663	$1,176	$476	$6,315

The following is a reconciliation of the federal income tax (benefit) expense at the statutory rate of 34% to the effective income tax expense:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Statutory federal income tax expense	$12,244	$8,142	$4,343
State taxes, net of federal benefit	3,360	202	776
Foreign tax paid	20	440	476
Change in federal tax rate	(43,643)	—	—
Tax consequences of the sale of engines to WMES	164	—	(306)
Uncertain tax positions	—	(40)	(195)
Permanent differences-nondeductible executive compensation	1,238	1,201	1,117
Permanent differences and other	470	(68)	104
Effective income tax (benefit) expense	$(26,147)	$9,877	$6,315

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2014	$464
Increases related to current year tax positions	5
Decreases due to tax positions released	(195)
Balance as of December 31, 2015	274
Increases related to current year tax positions	4
Decreases due to tax positions released	(72)
Balance as of December 31, 2016	206
Increases related to current year tax positions	4
Decreases due to tax positions expired	(19)
Balance as of December 31, 2017	$191

No reserve was established as of December 31, 2017 and December 31, 2016 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,754	$1,839
State taxes	1,653	1,035
Reserves and allowances	2,531	1,659
Other accruals	643	2,501
Alternative minimum tax credit	—	335
Foreign tax credit	42	42
Net operating loss carry forward	29,874	35,693
Charitable contributions	22	52
Total deferred tax assets	36,519	43,156
Less: valuation allowance	(806)	(1,280)
Net deferred tax assets	35,713	41,876

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(114,347)	(147,827)
Other deferred tax assets (liabilities)	437	422
Net deferred tax liabilities	(113,910)	(147,405)

Other comprehensive loss deferred tax asset	(83)	551

Net deferred tax liabilities	$(78,280)	$(104,978)

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $138.0 million for federal tax purposes and $1.0 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2023 to 2037 and the state net operating loss carry forwards will expire at various times from 2023 to 2037. During 2014, a valuation allowance of $1.3 million was established for the net operating losses expiring in California for the periods 2017 to 2024. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. As of December 31, 2017, the Company included the alternative minimum tax credit of approximately $0.4 million for federal income tax purposes as a tax receivable and will recognize this credit between 2-4 years to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2014-2017 and 2013-2017, respectively.

The decrease in the Company’s valuation allowance is related to the increase in California’s state apportionment percentage due to the Company’s increased leases with US airlines, in particular to the 2015 spare engine support of Southwest’s fleet of Boeing 737NG aircraft.  As a result of this increase, the Company is able to utilize the California net operating losses (“NOL’s”) and reduce the valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated the impact of the Act in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this filing and as a result have recorded a $39.6 million  income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $43.6 million, which reduced the fourth quarter tax expense of $4 million to a benefit of $39.6 million.

(7) Fair Value Measurements

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of judgment, and therefore cannot be determined with precision.

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•

Cash and cash equivalents, restricted cash, operating lease related receivables, and accounts payable: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•

Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2017 and 2016 was estimated to have a fair value of approximately $1,090.0 million and $864.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end.

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2017 and 2016, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $1.1 million and $68,000 as of December 31, 2017 and 2016, respectively. In 2017, 2016 and 2015, $0.6 million, $25,000 and nil, respectively, was realized through the income statement as an increase in interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of:

	Assets and (Liabilities) at Fair Value
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Derivatives	$—	$1,129	$—	$1,129	$—	$69	$—	$69
Total	$—	$1,129	$—	$1,129	$—	$69	$—	$69

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. At December 31, 2017 and 2016, the Company used Level 2 inputs to measure write down of equipment held for lease, equipment held for sale, and spare parts inventory.

	Assets at Fair Value								Total Losses
	December 31, 2017				December 31, 2016				December 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2017	2016
	(in thousands)								(in thousands)
Equipment held for lease	$—	$23,255	$—	$23,255	$—	$1,196	$—	$1,196	$(12,879)	$(3,674)
Equipment held for sale	—	39,261	—	39,261	—	8,976	—	8,976	(8,708)	(5,365)
Spare parts inventory	—	5,336	—	5,336	—	1,538	—	1,538	(3,343)	(475)
Total	$—	$67,852	$—	$67,852	$—	$11,710	$—	$11,710	$(24,930)	$(9,514)

Write-downs of equipment to their estimated fair values totaled $24.9 million for the year ended December 31, 2017 which included write-downs of $16.9 million for the adjustment of the carrying value of nine impaired engines and $4.7 million to adjust the carrying value of five impaired aircraft within the portfolio to reflect estimated market value.

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

(8) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

The computations of diluted weighted average earnings per common do not include approximately 700,  Nil and 4,300 restricted shares for the year ended December 31, 2017, 2016, and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to common shareholders	$60,299	$13,780	$6,460

Basic weighted average common shares outstanding	6,074	6,570	7,817
Potentially dilutive common shares	146	144	170
Diluted weighted average common shares outstanding	6,220	6,714	7,987

Basic weighted average earnings per common share	$9.93	$2.10	$0.83
Diluted weighted average earnings per common share	$9.69	$2.05	$0.81

The difference between average common shares outstanding to calculate basic and assuming full dilution is due to options outstanding under the 1996 Stock Option/Stock Issuance Plan and restricted stock issued under the 2007 Stock Incentive Plan.

(9) Commitments, Contingencies, Guarantees and Indemnities

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(in thousands)
2018	$1,023
2019	425
2020	—
2021	—
2022	—
Thereafter	—
Total	$1,448

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2017, the Company had $124.0 million in purchase commitments of engines that will be satisified within one fiscal year. The purchase obligations are subject to escalation based on the closing date of each transaction.

(10)  Equity

Common Stock Repurchase

On September 27, 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan on April 21, 2016. During 2017, the Company repurchased 155,312 shares of common stock for approximately $3.5 million under this program, at a weighted average price of $22.83 per share. During 2016, the Company repurchased 1,212,230 shares of common stock for approximately $29.0 million under this program, at a weighted average price of $23.71 per share. The repurchased shares were subsequently retired.

Redeemable Preferred Stock

On October 11, 2016, the Company entered into a stock purchase agreement with Development Bank of Japan Inc. (“DBJ”), relating to the sale and issuance of an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The purchase and sale of the Series A Preferred Stock closed on October 14, 2016. The net proceeds to the Company after deducting investor fees were $19.8 million.

On September 22, 2017, the Company entered into a second stock purchase agreement with DBJ relating to the sale and issuance of an aggregate of 1,500,000 shares of the Company’s 6.5% Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The purchase and sale of the Series A-2 Preferred Stock closed on September 27, 2017. The net proceeds to the Company after deducting issuance costs were $29.7 million.

The rights and privileges of the Preferred Stock are described below:

Voting Rights: Holders of the Preferred Stock do not have general voting rights.

Dividends: The Series A Preferred Stock and Series A-2 Preferred Stock carry quarterly dividends at the rate per annum of 6.5% per share. During 2017, the Series A Preferred Stock paid total dividends of $1.3 million. The first dividend for the Series A-2 Preferred Stock totaled $0.6 million and was paid on January 15, 2018.

Liquidation Preference: The holders of the Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the Preferred Stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to the greater of $20.00 per share, plus any declared but unpaid dividends.

Redemption: The Preferred Stock has no stated maturity date, however the holders of the Preferred Stock have the option to require the Company to redeem all or any portion of the Preferred Stock for cash upon occurrence of any significant changes in operating results, ownership structure, or liqudity events as defined in the Preferred Stock purchase agreements.  The redemption price is $20.00 per share plus dividends accrued but not paid.  The Company is accreting the Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Preferred Stockholders (October 2023 for the Series A Preferred Stock and September 2024 for the Series A-2 Preferred Stock), such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption dates.

(11) Stock-Based Compensation Plans

The components of stock compensation expense for the three years ended December 31, 2017 were as follows:

	2017	2016	2015
	(in thousands)
2007 Stock Incentive Plan	$4,207	$3,681	$4,102
Employee Stock Purchase Plan	63	36	48
Total Stock Compensation Expense	$4,270	$3,717	$4,150

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,000,000 shares are authorized for stock based compensation available in the form of either restricted stock awards (“RSA’s”) or stock options.  On May 28, 2015, the Company’s shareholders authorized an increase in the number of shares of Common Stock available for grant by 800,000 shares bringing the total to 2,800,000 shares authorized. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. With the modified retrospective adoption of ASU 2016-09 on January 1, 2017, the Company no longer reduces stock-based compensation by estimated forfeitures and instead accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of December 31, 2017, the Company has granted 2,615,960 RSA’s under the 2007 Plan. Of this amount, 166,744 shares were cancelled and returned to the pool of shares which could be granted under the 2007 Plan resulting in a net number of 350,784 shares available as of December 31, 2017 for future issuance. The fair value of the restricted stock awards equaled the stock price at the date of grants.

The following table summarizes restricted stock acitivty under the 2007 Plan for the three years ended December 31, 2017:

		Weighted Average	Aggregate Grant
	Number Outstanding	Grant Date Fair Value	Date Fair Value
Balance as of December 31, 2014	525,356	$13.71	$8,786,611
Shares granted	146,440	18.53	2,713,159
Shares forfeited	—	—	—
Shares vested	(275,201)	15.87	(4,368,570)
Balance as of December 31, 2015	396,595	$17.98	$7,131,200
Shares granted	136,645	21.55	2,944,941
Shares forfeited	(20,377)	17.79	(362,536)
Shares vested	(213,528)	17.12	(3,655,269)
Balance as of December 31, 2016	299,335	$20.24	$6,058,336
Shares granted	215,603	24.89	5,365,731
Shares forfeited	(10,999)	24.38	(268,200)
Shares vested	(175,817)	19.61	(3,448,628)
Balance as of December 31, 2017	328,122	$23.49	$7,707,239

At December 31, 2017 the stock compensation expense related to the restricted stock awards that will be recognized over the average remaining vesting period of 1.7 years totalled $5.1 million. At December 31, 2017, the intrinsic value of unvested restricted stock awards is $8.2 million. The 2007 Plan was extend in May 2015 for 5 years until May 2020.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2017, 2016, and 2015, 11,485,  11,014, and 10,374 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $7.39,  $6.35 and $6.17 for 2017, 2016 and 2015, respectively.

The Company granted stock options under its 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”), as amended and restated as of March 1, 2003, until the plan terminated in June 2006. In the year ended December 31, 2015, 49,000 options were exercised with a total intrinsic value at exercise date of approximately $0.3 million. There are no options remaining under the 1996 Plan.

(12) Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the 401(k) Plan) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the United States. In 2017, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 20% of pretax salary or wages up to $18,000 (or $24,000 for employees at least 50 years of age). The Company matches 50% of employee contributions up to 8% of the employee’s salary and capped at $12,000,  which totaled $0.4 million for the three years ended December, 31, 2017, 2016, and 2015, respectively.

(13) Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share data).

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$77,946	$67,844	$65,861	$63,189	$274,840
Net income attributable to common shareholders	$7,839	$5,657	$4,939	$41,864	$60,299
Basic earnings per common share	$1.28	$0.94	$0.82	$6.87	$9.93
Diluted earnings per common share (1)	$1.25	$0.92	$0.80	$6.75	$9.69

Basic weighted average common shares outstanding	6,114	6,036	6,055	6,090	6,074
Diluted weighted average common shares outstanding (1)	6,240	6,142	6,173	6,201	6,220

(1) Diluted earnings per common share and diluted weighted average common shares outstanding have been adjusted to properly exclude the effects of income tax benefits on unvested restricted stock in accordance with ASU 2016-09. The adjustment impacted diluted earnings per common share and diluted weighted average common shares outstanding for the first quarter of 2017 by $0.01 and approximately 23,000 shares, respectively.

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$50,719	$49,618	$51,461	$55,476	$207,274
Net income attributable to common shareholders	$4,011	$3,366	$3,985	$2,418	$13,780
Basic earnings per common share	$0.57	$0.50	$0.63	$0.40	$2.10
Diluted earnings per common share	$0.55	$0.49	$0.62	$0.39	$2.05

Basic weighted average common shares outstanding	7,149	6,685	6,307	6,149	6,570
Diluted weighted average common shares outstanding	7,272	6,819	6,448	6,275	6,714

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Total revenue	$41,336	$43,810	$57,730	$55,186	$198,062
Net income (loss) attributable to common shareholders	$1,358	$(486)	$2,551	$3,037	$6,460
Basic earnings (loss) per common share	$0.17	$(0.06)	$0.33	$0.39	$0.83
Diluted earnings (loss) per common share	$0.17	$(0.06)	$0.32	$0.38	$0.81

Basic weighted average common shares outstanding	7,848	7,841	7,839	7,739	7,817
Diluted weighted average common shares outstanding	8,044	7,841	7,963	7,872	7,987

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

Joint Ventures

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.4 million, $2.1 million and $1.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to the servicing of engines for the WMES lease portfolio. During 2017, the Company sold two engines to WMES for $14.8 million.

During 2017, the Company sold one engine to CASC Willis for $11.2 million.

Other

During 2017, the Company accrued approximately $80,000 of expenses payable to Mikchalk Lake, LLC, an entity in which the Company’s Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.

(15) Reportable Segments

The Company operates in two reportable business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines and other aircraft equipment, the selective purchase and resale of commercial aircraft engines and other aircraft equipment, and engine management and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine and airframe parts, whole engines, engine modules and portable aircraft components and leasing of engines destined for disassembly and sale of parts.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses and inter-company allocation of interest expense. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

	Leasing and		Intercompany
For the year ended December 31, 2017	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$130,369	$—	$—	$130,369
Maintenance reserve revenue	80,189	—	—	80,189
Spare parts and equipment sales	22,285	29,138	—	51,423
Gain on sale of leased equipment	4,929	—	—	4,929
Other revenue	7,702	1,601	(1,373)	7,930
Total revenue	245,474	30,739	(1,373)	274,840

Expenses:
Depreciation and amortization expense	65,677	346	—	66,023
Cost of spare parts and equipment sales	17,344	23,504	—	40,848
General and administrative	52,024	3,713	—	55,737
Net finance costs	48,720	—	—	48,720
Other expense	34,659	—	—	34,659
Total expenses	218,424	27,563	—	245,987
Earnings from operations	$27,050	$3,176	$(1,373)	$28,853

	Leasing and		Intercompany
For the year ended December 31, 2016	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$119,895	$—	$—	$119,895
Maintenance reserve revenue	57,091	—	—	57,091
Spare parts and equipment sales	3,335	14,448	—	17,783
Gain on sale of leased equipment	3,482	—	—	3,482
Other revenue	8,711	1,947	(1,635)	9,023
Total revenue	192,514	16,395	(1,635)	207,274

Expenses:
Depreciation and amortization expense	65,939	341	—	66,280
Cost of spare parts and equipment sales	2,394	10,899	—	13,293
General and administrative	44,703	3,077	—	47,780
Net finance costs	40,813	468	—	41,281
Other expense	16,507	—	—	16,507
Total expenses	170,356	14,785	—	185,141
Earnings from operations	$22,158	$1,610	$(1,635)	$22,133

	Leasing and		Intercompany
For the year ended December 31, 2015	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$108,046	$—	$—	$108,046
Maintenance reserve revenue	53,396	—	—	53,396
Spare parts and equipment sales	9,975	15,607	—	25,582
Gain on sale of leased equipment	8,320	—	—	8,320
Other revenue	2,517	659	(458)	2,718
Total revenue	182,254	16,266	(458)	198,062

Expenses:
Depreciation and amortization expense	69,135	289	—	69,424
Cost of spare parts and equipment sales	5,734	12,115	—	17,849
General and administrative	39,974	2,770	—	42,744
Net finance costs	37,474	387	—	37,861
Other expense	18,584	—	—	18,584
Total expenses	170,901	15,561	—	186,462
Earnings from operations	$11,353	$705	$(458)	$11,600

Total assets as of December 31, 2017	$1,580,094	$23,337	$—	$1,603,431
Total assets as of December 31, 2016	$1,307,460	$30,427	$—	$1,337,887
Total assets as of December 31, 2015	$1,267,414	$26,871	$—	$1,294,285

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$2,860	$4,574
Equipment held for operating lease, less accumulated depreciation	662,162	811,091
Maintenance rights	3,296	16,468
Equipment held for sale	34,084	22,446
Operating lease related receivables, net of allowances	7,980	7,853
Spare parts inventory	11,643	17,554
Due from affiliates, net	18,439	24,723
Investments	50,641	45,406
Investment in subsidiaries	50,047	(2,879)
Property, equipment & furnishings, less accumulated depreciation	15,238	16,096
Intangible assets, net	271	1,021
Prepaid deposits	36,455	4,399
Other assets, net	8,385	7,890
Total assets	$901,501	$976,642

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,686	$13,428
Due to affiliates, net	2,300	—
Deferred income taxes	7,456	43,265
Debt obligations	508,350	626,876
Maintenance reserves	36,809	54,655
Security deposits	17,795	18,555
Unearned revenue	4,724	3,843
Total liabilities	593,120	760,622

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 and 1,000 shares issued and outstanding at December 31, 2017 and 2016, respectively)	49,471	19,760

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,419 and 6,402 shares issued and outstanding at December 31, 2017 and 2016, respectively)	64	64
Paid-in capital in excess of par	2,319	2,512
Retained earnings	256,301	194,729
Accumulated other comprehensive income (loss), net of income tax (expense) benefit	226	(1,045)
Total shareholders’ equity	258,910	196,260
Total liabilities, redeemable preferred stock and shareholders' equity	$901,501	$976,642

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Income

(In thousands)

	Years Ended December 31,
	2017	2016	2015
REVENUE
Lease rent revenue	$72,580	$76,283	$63,443
Maintenance reserve revenue	46,163	30,742	29,937
Spare parts and equipment sales	35,903	8,404	20,210
Gain on sale of leased equipment	3,696	3,322	2,420
Other revenue	9,881	10,660	7,017
Total revenue	168,223	129,411	123,027

EXPENSES
Depreciation and amortization expense	40,560	43,451	40,623
Cost of spare parts and equipment sales	29,705	6,591	13,559
Write-down of equipment	17,881	5,989	6,764
General and administrative	42,004	39,201	35,898
Technical expense	7,058	4,637	6,805
Net finance costs	25,215	23,358	18,448
Total expenses	162,423	123,227	122,097

Earnings from operations	5,800	6,184	930
Earnings from joint ventures	7,158	1,813	1,175
Income before income taxes	12,958	7,997	2,105
Income tax expense	4,843	4,710	2,277
Equity in income of subsidiaries, net of tax of $(30,990), $5,168, and $4,037 at December 31, 2017, 2016 and 2015, respectively	54,043	10,782	6,632
Net income	62,158	14,069	6,460
Preferred stock dividends	1,813	281	—
Accretion of preferred stock issuance costs	46	8	—
Net income attributable to common shareholders	$60,299	$13,780	$6,460

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I —CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$62,158	$14,069	$6,460

Other comprehensive income:
Currency translation adjustment	1,061	(868)	(796)
Unrealized gains on derivative instruments	896	69	—
Net gain (loss) recognized in other comprehensive income	1,957	(799)	(796)
Tax (expense) benefit related to items of other comprehensive income	(686)	275	275
Other comprehensive income (loss)	1,271	(524)	(521)
Total comprehensive income	$63,429	$13,545	$5,939

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$62,158	$14,069	$6,460
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(54,043)	(10,782)	(6,632)
Depreciation expense	40,560	43,451	40,623
Write-down of equipment	17,881	5,989	6,764
Stock-based compensation expenses	4,270	3,717	4,150
Excess tax benefit from stock-based compensation	—	236	26
Amortization of deferred costs	3,085	2,704	2,646
Allowances and provisions	76	(1)	(17)
Gain on sale of leased equipment	(3,696)	(3,322)	(2,420)
Gain on insurance settlement	(1,288)	—	—
Income from joint ventures	(7,158)	(1,813)	(1,175)
Loss on extinguishment of debt	—	137	—
Deferred income taxes	4,843	4,710	1,806
Changes in assets and liabilities:
Receivables	5,366	(4,884)	(865)
Spare parts inventory	5,612	(1,608)	4,547
Intangibles	—	(750)	—
Other assets	(4,259)	(2,648)	(2,420)
Accounts payable and accrued expenses	2,370	3,723	4,471
Due to / from subsidiaries	8,584	(4,437)	(1,242)
Maintenance reserves	7,906	16,583	5,227
Security deposits	6,876	(2,283)	5,354
Unearned lease revenue	906	878	817
Net cash provided by operating activities	100,049	63,669	68,120

Cash flows from investing activities:
Increase in investment in subsidiaries	(45,609)	(2,329)	(23,923)
Distributions received from subsidiaries	347,626	15,500	3,791
Proceeds from sale of equipment held for operating lease (net of selling expenses)	33,118	60,893	18,792
Capital contribution to joint venture	—	(5,545)	(630)
Proceeds from insurance settlement	14,886	—	—
Distributions received from joint venture	1,880	1,167	1,304
Maintenance rights payments received	—	—	5,802
Purchase of equipment held for operating lease	(354,918)	(167,874)	(161,888)
Purchase of maintenance rights	—	(5,530)	(8,844)
Purchase of property, equipment and furnishings	(268)	(443)	(3,736)
Net cash used in investing activities	(3,285)	(104,161)	(169,332)

Cash flows from financing activities:
Proceeds from issuance of notes payable	350,500	149,000	192,700
Debt issuance cost	—	(3,808)	(13)
Principal payments on notes payable	(470,606)	(93,055)	(71,846)
Interest bearing security deposits	(2,261)	455	(1,606)
Proceeds from shares issued under stock compensation plans	177	155	518
Repurchase of common stock	(3,546)	(28,958)	(16,500)
Proceeds from issuance of preferred stock	29,663	19,752	—
Preferred stock dividends	(1,311)	—	—
Cancellation of restricted stock units in satisfaction of withholding tax	(1,094)	(1,369)	(1,558)
Net cash (used in) provided by financing activities	(98,478)	42,172	101,695

(Decrease)/Increase in cash and cash equivalents	(1,714)	1,680	483
Cash and cash equivalents at beginning of period	4,574	2,894	2,411
Cash and cash equivalents at end of period	$2,860	$4,574	$2,894

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$21,761	$20,619	$16,462
Income Taxes	$180	$20	$75

Supplemental disclosures of non-cash investing and financing activities:
Engines and equipment transferred to the parent from its subsidiaries	$17,910	$229	$41,410
Transfers from Equipment held for operating lease to Equipment held for sale	$31,571	$18,194	$21,786
Transfers from Equipment held for sale to Spare parts inventory	$—	$—	$6,061
Transfers from Property, equipment and furnishings to Equipment held for lease	$—	$2,925	$—
Accrued preferred stock dividends	$783	$281	$—
Accretion of preferred stock issuance costs	$46	$8	$—

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged	Net
	Beginning	(Credited)	(Deductions)	Balance at
	of Period	to Expense	Recoveries	End of Period
Year Ended December 31, 2015
Accounts receivable, allowance for doubtful accounts	$215	$697	$—	$912
Deferred tax valuation allowance	$898	$382	$—	$1,280
Year Ended December 31, 2016
Accounts receivable, allowance for doubtful accounts	$912	$(125)	$—	$787
Deferred tax valuation allowance	$1,280	$—	$—	$1,280
Year Ended December 31, 2017
Accounts receivable, allowance for doubtful accounts	$787	$162	$—	$949
Deferred tax valuation allowance	$1,280	$(474)	$—	$806

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.