Form 10-Q
period 2018-03-31
WILLIS LEASE FINANCE CORP
filed 2018-05-10
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 7, 2018
Common Stock, $0.01 par value per share	6,358,663

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$12,662	$7,052
Restricted cash	44,511	40,272
Equipment held for operating lease, less accumulated depreciation of $380,108 and $368,683 at March 31, 2018 and December 31, 2017, respectively	1,466,144	1,342,571
Maintenance rights	14,763	14,763
Equipment held for sale	23,671	34,172
Operating lease related receivables, net of allowances of $1,046 and $949 at March 31, 2018 and December 31, 2017, respectively	24,630	18,848
Spare parts inventory	24,070	16,379
Investments	51,250	50,641
Property, equipment & furnishings, less accumulated depreciation of $7,812 and $7,374 at March 31, 2018 and December 31, 2017, respectively	25,927	26,074
Intangible assets, net	1,626	1,727
Other assets	35,251	50,932
Total assets (1)	$1,724,505	$1,603,431

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$36,800	$22,072
Deferred income taxes	81,053	78,280
Debt obligations	1,179,657	1,085,405
Maintenance reserves	85,278	75,889
Security deposits	26,340	25,302
Unearned revenue	9,268	8,102
Total liabilities (2)	1,418,396	1,295,050

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at March 31, 2018 and December 31, 2017)	49,491	49,471

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,116 and 6,419 shares issued at March 31, 2018 and December 31, 2017, respectively)	61	64
Paid-in capital in excess of par	—	2,319
Retained earnings	255,020	256,301
Accumulated other comprehensive income, net of income tax expense of $441 and $83 at March 31, 2018 and December 31, 2017, respectively.	1,537	226
Total shareholders’ equity	256,618	258,910
Total liabilities, redeemable preferred stock and shareholders' equity	$1,724,505	$1,603,431

(1) Total assets at March 31, 2018 and December 31, 2017, respectively, include the  following assets of variable interest entities (VIEs) that can only be used to settle the liabilities of the VIEs:  Cash, $595 and $130; Restricted Cash $44,511 and $40,272; Equipment, $653,809 and $657,333; and Other, $1,230 and $20,090, respectively.

(2) Total liabilities at March 31, 2018 and December 31, 2017, respectively, include the following liabilities of VIEs for which the VIEs' creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations, $568,618 and $577,056, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE
Lease rent revenue	$39,644	$30,233
Maintenance reserve revenue	15,440	31,961
Spare parts and equipment sales	6,286	12,596
Gain on sale of leased equipment	640	983
Other revenue	1,882	2,173
Total revenue	63,892	77,946

EXPENSES
Depreciation and amortization expense	17,355	16,628
Cost of spare parts and equipment sales	4,783	10,318
Write-down of equipment	—	12,091
General and administrative	15,611	13,201
Technical expense	3,677	2,292
Interest expense	13,595	10,865
Total expenses	55,021	65,395

Earnings from operations	8,871	12,551
Earnings from joint ventures	747	1,854
Income before income taxes	9,618	14,405
Income tax expense	2,536	6,238
Net income	7,082	8,167
Preferred stock dividends	801	321
Accretion of preferred stock issuance costs	20	7
Net income attributable to common shareholders	$6,261	$7,839

Basic weighted average earnings per common share	$1.03	$1.28
Diluted weighted average earnings per common share	$1.00	$1.25

Basic weighted average common shares outstanding	6,104	6,114
Diluted weighted average common shares outstanding	6,256	6,263

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$7,082	$8,167
Other comprehensive income:
Currency translation adjustment	585	99
Unrealized gain on derivative instruments	1,031	335
Net gain recognized in other comprehensive income	1,616	434
Tax expense related to items of other comprehensive income	(365)	(150)
Impact from adoption of ASU 2018-02 (1)	59	—
Other comprehensive income	1,310	284
Total comprehensive income	$8,392	$8,451

(1)	Reflects the stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 which has been reclassified to retained earnings.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,082	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,355	16,628
Write-down of equipment	—	12,091
Stock-based compensation expenses	925	874
Amortization of deferred costs	1,433	1,198
Allowances and provisions	242	563
Gain on sale of leased equipment	(640)	(983)
Income from joint ventures	(747)	(1,854)
Deferred income taxes	2,300	6,181
Changes in assets and liabilities:
Receivables	(6,026)	4,150
Spare parts inventory	(2,944)	968
Other assets	284	(791)
Accounts payable and accrued expenses	(484)	3,834
Maintenance reserves	9,389	(4,340)
Security deposits	1,038	(160)
Unearned revenue	1,166	(580)
Net cash provided by operating activities	30,373	45,946

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	23,309	26,711
Deposit received for proposed sale of equipment	3,400	—
Distributions received from joint ventures	—	1,880
Purchase of equipment held for operating lease and for sale	(138,626)	(35,304)
Purchase of property, equipment and furnishings	(290)	(199)
Net cash used in investing activities	(112,207)	(6,912)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	123,000	18,000
Principal payments on debt obligations	(29,779)	(46,847)
Proceeds from shares issued under stock compensation plans	118	94
Repurchase of common stock	(74)	(884)
Preferred stock dividends	(917)	(305)
Payments of tax withholdings for stock-based awards	(665)	(270)
Net cash provided by (used in) financing activities	91,683	(30,212)

Increase in cash, cash equivalents and restricted cash	9,849	8,822
Cash, cash equivalents and restricted cash at beginning of period	47,324	32,374
Cash, cash equivalents and restricted cash at end of period	$57,173	$41,196

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$12,187	$9,485
Income Taxes	$71	$75

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$3,762	$623
Transfers from Equipment held for operating lease to Equipment held for sale	$7,889	$37,883
Transfers from Equipment held for sale to Spare parts inventory	$5,345	$—
Transfers from Property, equipment and furnishings to Equipment held for lease	$—	$2,925
Accrued preferred stock dividends	$667	$—
Accrued share repurchases	$10,109	$—
		-

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1.  Summary of Significant Accounting Policies

The significant accounting policies of Willis Lease Finance Corporation and its subsidiaries (collectively, the “Company”) were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2018.

(a)    Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, estimated tax liabilities and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

(b)     Reclassifications

In conjunction with our review of the fourth quarter of 2017, the Company reclassified scrap inventory write-offs and inventory lower of cost or market write-downs that were previously presented within Write-down of equipment to the Cost of spare parts and equipment sales line item. The first quarter of 2017 was impacted by an adjustment of $0.9 million and is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment. These reclassified items had no effect on the reported results of operations, financial condition or statements of cash flows.

(c)     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including variable interest entities (“VIEs”) where the Company is the primary beneficiary in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a VIE the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.

(d)    Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The Company adopted ASU 2014-09 and its related amendments (collectively known as Accounting Standards Codification (“ASC”) 606) effective on January 1, 2018 using the modified retrospective approach applied only to contracts not completed as of the date of adoption. Please see Note 2 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The Company has made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required.  The adoption of this standard did not have an impact on the consolidated financial statements or the related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company on January 1, 2018 and was applied on a prospective basis, as required. The adoption of this standard did not have an impact on the consolidated financial statements or the related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company has made the election to early adopt ASU 2018-02 as of January 1, 2018 (the period of adoption) and recorded a reclassification of $59 thousand between Other comprehensive income and Retained earnings as of January 1, 2018.

Recent Accounting Pronouncements To Be Adopted by the Company

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified ASC 606. While only a portion of the Company’s revenues is impacted by this guidance as it does not apply to contracts falling under the leasing standard, as part of the implementation process the Company performed an analysis to identify accounting policies that needed to change and additional disclosures that are  required. The Company considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services offered, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. All revenue streams applicable to the new standard (Spare parts and equipment sales and Managed services which is reflected within Other revenue) were evaluated by management. The Company considered recognition under the new standard and concluded the timing of the Company’s revenue recognition will remain the same. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required.

The following table disaggregates revenue by major source for the three months ended March 31, 2018 (in thousands):

	Leasing and
	Related Operations	Spare Parts Sales	Eliminations (1)	Total

Leasing revenue (2)	$56,014	$—	$—	$56,014
Gain on sale of leased equipment (3)	640	—	—	640
Spare parts and equipment sales	—	6,286	—	6,286
Managed services	921	—	—	921
Other revenue	—	1,113	(1,082)	31
Total revenue	$57,575	$7,399	$(1,082)	$63,892

(1)	Represents revenue generated between our reportable segments.
(2)	Leasing revenue is recognized under the lease accounting guidance in ASC 840 Leases, and therefore qualifies for the scope exception under ASC 606.
(3)	Gain on sale of leased equipment is accounted for under ASC 610-20, Gains and losses from the derecognition of nonfinancial assets.

Leasing revenue

Revenue from leasing of engines, aircraft and related parts and equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of March 31, 2018, the Company had an aggregate of approximately $3.1 million in lease rent and $4.9 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible.

The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

Gain on sale of leased equipment

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

Spare parts sales

The Spare Parts Sales reportable segment primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties. The parts are sold at a fixed price with no right of return and are shipped “FOB shipping point.” In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. When the spare parts are shipped FOB shipping point, title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts. Management has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606-10-5-86 and as the Company is not obliged to perform additional services under these arrangements, the shipment of the spare parts is the performance obligation.

The spare parts transaction price is a fixed dollar amount and is stated on each purchase order for a fixed amount by total number of parts. Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order.  There is one performance obligation identified, as discussed above, which is the shipment of the parts and as a result, all of the transaction price is allocated to that performance obligation. Management has determined that it is appropriate for the Company to recognize spare parts sales at a point in time (i.e., on the shipment date) under ASC 606. Additionally, there is no impact to the timing and amounts of revenue recognized for spare parts sales related to the implementation of ASC 606.

Equipment Sales

Equipment sales reflects sales of airframes and engines classified as held-for-sale. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, condition of the asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the equipment sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Equipment sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

Managed Services

Managed Services revenue predominantly represents fleet management and engine storage services which may be combined on a single contract with a customer. Fleet management services are performed for a stated fixed fee as agreed upon in the services agreement. Engine storage services are for a fixed monthly fee. For a contract containing more than one performance obligation, the allocation of the transaction price is generally performed on the basis of the relative stand-alone selling price of each distinct good or service in the contract. The result of allocation consideration on this basis is consistent with the overall core principal of ASC 606 (to recognize revenue in an amount that depicts the consideration to which the Company expects to be entitled in exchange for the promised goods or services). As each of the services provided within the contract have separate prices, the Company allocates the stated price to its related performance obligation described above. Management has determined each of the revenue elements contain performance obligations that are satisfied over time and therefore recognizes revenue over time in accordance with ASC 606-10-25-27. The company will continue utilizing the percentage-of-completion method (input method) for recognizing Fleet Management services and will calculate revenues based on labor hours incurred. Additionally, as is required by ASC 606-10-25-35, as circumstances change over time, the Company will update its measure of progress to reflect any changes in the outcome of the performance obligation. Engine storage services will continue to be recognized on a monthly basis utilizing the input method of days passed. Therefore, there is no impact to the timing and amounts of revenue recognized for Managed Services related to the implementation of ASC 606.

Amounts owed for Managed services are typically billed upon contract completion. At January 1, 2018, $0.4 million of unbilled revenue associated with outstanding contracts was reported in Other Assets, $0.3 million of which was recognized during the first quarter of 2018 and the remaining $0.1 million is expected to be recognized by December 31, 2018. At March 31, 2018, unbilled revenue was $0.5 million and the Company expects it to be fully recognized by December 31, 2018. Additionally, Managed services are presented within the Other revenue line in our condensed consolidated statements of income.

3.  Investments

The Company is a partner with Mitsui & Co., Ltd. in a joint venture based in Dublin, Ireland — Willis Mitsui & Company Engine Support Limited (“WMES”) which acquires and leases jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. WMES owned a lease portfolio of 34 engines and one aircraft with a net book value of $268.5 million as of March 31, 2018.

The Company is a partner with China Aviation Supplies Company Ltd. (“CASC”) in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), which is based in Shanghai, China. The Company holds a fifty percent interest in the joint venture and uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of 4 engines with a net book value of $58.8 million as of March 31, 2018.

Three Months Ended March 31, 2018	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2017	$36,014	$14,627	$50,641
Earnings from joint venture	390	357	747
Deferred gain on engine sale	(723)	—	(723)
Foreign Currency Translation Adjustment	—	585	585
Investment in joint ventures as of March 31, 2018	$35,681	$15,569	$51,250

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.7 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively, related to the servicing of engines for the WMES lease portfolio.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$7,606	$11,661
Expenses	6,904	8,430
WMES income before income taxes	$702	$3,231

	March 31,	December 31,
	2018	2017
	(in thousands)
Total assets	$273,952	$246,309
Total liabilities	192,169	165,228
Total WMES net equity	$81,783	$81,081

4.  Debt Obligations

Debt obligations consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 2% at March 31, 2018, secured by engines. The facility has a committed amount of $890.0 million at March 31, 2018, which revolves until the maturity date of April 2021	$604,000	$491,000
WEST III Series A 2017-1 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	285,990	289,295
WEST III Series B 2017-1 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	40,898	41,370
WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	253,798	259,022
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	12,278	12,720
Note payable at a variable interest rate of one-month LIBOR plus 2.25%, matured in January 2018, secured by engines	—	10,336
	1,196,964	1,103,743
Less: unamortized debt issuance costs	(17,307)	(18,338)
Total debt obligations	$1,179,657	$1,085,405

Principal outstanding at March 31, 2018, is repayable as follows:

Year	(in thousands)
2018	$28,622
2019	38,537
2020	38,137
2021 (includes $604 million outstanding on revolving credit facility)	642,374
2022	190,889
Thereafter	258,405
Total	$1,196,964

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at March 31, 2018.

The Company maintains a revolving credit facility to finance the acquisition of aircraft engines for lease as well as for general working capital purposes. The $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion. The interest rate is adjusted quarterly, based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $604.0 million and $501.3 million of borrowings at March 31, 2018 and December 31, 2017, respectively, at variable rates. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 37 months as of March 31, 2018. The fair value of the swap at March 31, 2018 and December 31, 2017 was $2.2 million and $1.1 million, respectively, representing a net asset. The Company recorded a $24 thousand and $0.2 million expense to net finance costs during the three months ended March 31, 2018 and 2017, respectively, from derivative instruments.

The Company estimates the fair value of  derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparty’s risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2018 and 2017:

	Amount of Gain Recognized		Location of Loss	Amount of Loss Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,		Income	Three Months Ended March 31,
Relationships	2018	2017	(Effective Portion)	2018	2017
	(in thousands)			(in thousands)
Interest rate contracts	$1,031	$335	Interest expense	$24	$226
Total	$1,031	$335	Total	$24	$226

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparty for the interest rate swap in place during 2018 was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

6.  Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 was $2.5 million and $6.2 million, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 were 26.4% and 43.3%, respectively.  The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

•

Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2018 and December 31, 2017 was estimated to have a fair value of approximately $1,038.9 million and $1,090.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2018 and December 31, 2017, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $2.2 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, $24 thousand and $0.2 million, respectively, was realized through the income statement as an increase in interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease, equipment held for sale and spare parts inventory as of March 31, 2018 and December 31, 2017.

	Assets at Fair Value								Total Losses
	March 31, 2018				December 31, 2017				March 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2018	2017
	(in thousands)								(in thousands)
Equipment held for lease	$—	$—	$—	$—	$—	$23,255	$—	$23,255	$—	$(9,020)
Equipment held for sale	—	—	—	—	—	39,261	—	39,261	—	(3,071)
Spare parts inventory	—	464	—	464	—	5,336	—	5,336	(530)	(918)
Total	$—	$464	$—	$464	$—	$67,852	$—	$67,852	$(530)	$(13,009)

There were no write-downs of equipment to their estimated fair values for the three months ended March 31, 2018. An asset write-down of $0.5 million was recorded in the three months ended March 31, 2018 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.

A write-down of $12.1 million was recorded during the three months ended March 31, 2017 for four engines and two aircraft for which their leases ended or were modified in the period. Management evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record its initial best estimate of impairment. An additional asset write-down of $0.9 million was recorded in the three months ended March 31, 2017 based upon a comparison of the spare parts net book values with the revised net proceeds expected from part sales.

8.  Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the vesting of restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

The computations of diluted weighted average earnings per common share do not include approximately 275 and 700 restricted shares for the periods ended March 31, 2018 and March 31, 2017, respectively, as the effect of their inclusion would have been antidilutive to earnings per share. The difference between average common shares outstanding to calculate basic and assuming full dilution is due to restricted stock issued under the 2007 Stock Incentive Plan.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income attributable to common shareholders	$6,261	$7,839

Basic weighted average common shares outstanding	6,104	6,114
Potentially dilutive common shares	152	149
Diluted weighted average common shares outstanding	6,256	6,263

Basic weighted average earnings per common share	$1.03	$1.28
Diluted weighted average earnings per common share	$1.00	$1.25

9. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in October 2016 and extended the plan to December 31, 2018. Repurchased shares are immediately retired.  During the three months ended March 31, 2018, the Company repurchased 297,367 shares of common stock for approximately $10.2 million under this program, at a weighted average price of $34.24 per share. At March 31, 2018, approximately $19.2 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2018, the Company paid total dividends of $0.9 million on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 10 in the 2017 Form 10-K.

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three months ended March 31, 2018 and 2017 were as follows:

	March 31,
	2018	2017
	(in thousands)
2007 Stock Incentive Plan	$905	$865
Employee Stock Purchase Plan	20	9
Total Stock Compensation Expense	$925	$874

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,800,000 shares are authorized for stock based compensation available in the form of either restricted stock awards (“RSA’s”) or stock options. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2018, the Company has granted 2,628,960 RSA’s under the 2007 Plan. Of this amount, 166,744 shares were cancelled and returned to the pool of shares which could be granted under the 2007 Plan resulting in a net number of 337,784 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date. There are no stock options outstanding under the 2007 Plan.

The following table summarizes restricted stock activity during the three months ended March 31, 2018:

Shares
Restricted stock at December 31, 2017	328,122
Shares granted	13,000
Shares forfeited	—
Shares vested	(92,730)
Restricted stock at March 31, 2018	248,392

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective May 20, 2010, 250,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the first quarter of 2018 and 2017, respectively, 5,497 and 6,065 shares of common stock were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

11. Reportable Segments

The Company has two reportable segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and other related businesses and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine and airframe parts, whole engines, engine modules and portable aircraft components.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

	Leasing and
Three months ended March 31, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$39,644	$—	$—	$39,644
Maintenance reserve revenue	15,440	—	—	15,440
Spare parts and equipment sales	—	6,286	—	6,286
Gain on sale of leased equipment	640	—	—	640
Other revenue	1,851	1,113	(1,082)	1,882
Total revenue	57,575	7,399	(1,082)	63,892

Expenses:
Depreciation and amortization expense	17,269	86	—	17,355
Cost of spare parts and equipment sales	—	4,783	—	4,783
Write-down of equipment	—	—	—	—
General and administrative	14,495	1,116	—	15,611
Technical expense	3,677	—	—	3,677
Interest expense	13,595	—	—	13,595
Total expenses	49,036	5,985	—	55,021
Earnings from operations	$8,539	$1,414	$(1,082)	$8,871

	Leasing and
Three months ended March 31, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$30,233	$—	$—	$30,233
Maintenance reserve revenue	31,961	—	—	31,961
Spare parts sales and equipment sales	6,425	6,171	—	12,596
Gain on sale of leased equipment	983	—	—	983
Other revenue	2,125	175	(127)	2,173
Total revenue	71,727	6,346	(127)	77,946

Expenses:
Depreciation and amortization expense	16,540	88	—	16,628
Cost of spare parts and equipment sales (2)	4,705	5,613	—	10,318
Write-down of equipment (2)	12,091	—	—	12,091
General and administrative	12,414	787	—	13,201
Technical expense	2,292	—		2,292
Interest expense	10,865	—	—	10,865
Total expenses	58,907	6,488	—	65,395
Earnings (loss) from operations	$12,820	$(142)	$(127)	$12,551

(1) Represents revenue generated between our operating segments.

(2) The amounts herein include reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within Write-down of equipment to the Costs of spare parts and equipment sales expense line item. The three months ended March 31, 2017 was impacted by a $0.9 million reclassification, reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

Total assets as of March 31, 2018	$1,693,802	$30,703	$—	$1,724,505
Total assets as of December 31, 2017	$1,580,094	$23,337	$—	$1,603,431

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”).

Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such aircraft, engines and related equipment, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2018, all of our leases were operating leases. As of March 31, 2018, we had 83 lessees in 43 countries. Our portfolio is continually changing due to acquisitions and sales. As of March 31, 2018, our lease portfolio consisted of 243 engines and related equipment, 15 aircraft and 9 other leased parts and equipment with an aggregate net book value of $1,466.1 million. As of March 31, 2018, we also managed 436 engines, aircraft and related equipment on behalf of other parties.

Our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”) is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines from third parties.

We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage III commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, McDonnell Douglas, Bombardier and Embraer aircraft. Also, on a more limited basis, we lease aircraft that typically utilize the engines that are in our portfolio.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017:

Lease Rent Revenue. Lease rent revenue increased by $9.4 million or 31.1% to $39.6 million in the three months ended March 31, 2018 from $30.2 million for the three months ended March 31, 2017. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets. During the three months ended March 31, 2018, 20 engines were purchased for our lease portfolio at a total cost of $154.9 million (including capitalized costs). During the three months ended March 31, 2017, 4 engines and 2 aircraft were purchased for our lease portfolio at a total cost of $40.3 million (including capitalized costs).

The aggregate net book value of equipment held for lease at March 31, 2018 and March 31, 2017, was $1,466.1 million and $1,094.7 million, respectively, an increase of 33.9%. Average utilization (based on net book value) for the three months ended March 31, 2018 decreased to approximately 86% from 89% for the three months ended March 31, 2017. Utilization was influenced by the Company’s acquisition of new equipment.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $16.5 million, or 51.7%, to $15.4 million for the three months ended March 31, 2018 from $32.0 million for the three months ended March 31, 2017. During the first three months of 2018, we recognized $13.0 million Maintenance reserve revenue on our short-term, non-reimbursable leases, compared to $10.5 million in the prior year period.

During the first three months of 2018, one non-reimbursable lease modification resulting in the recognition of $2.4 million in Maintenance reserve revenue. Comparatively, during the first three months of 2017, five non-reimbursable leases terminated resulting in the recognition of $21.5 million in Maintenance reserve revenue.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $6.3 million, or 50.1%, to $6.3 million for the three months ended March 31, 2018 compared to $12.6 million for the three months ended March 31, 2017.  Spare parts sales remained steady quarter over quarter and for the three months ended March 31, 2018 were $6.3 million compared to $6.2 million in the comparable period in 2017. There were no equipment sales in the first quarter of 2018, compared to the sale of three airframes for $6.4 million in the first quarter of 2017.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment decreased by $0.3 million, or 34.9% to $0.6 million in the three months ended March 31, 2018 from $1.0 million in the three months ended March 31, 2017.  The $0.6 million as of March 31, 2018 reflects the sale of one engine and one aircraft. During the first quarter of 2017, we sold three engines generating a net gain of $1.0 million.

Other Revenue.  Other revenue decreased by $0.3 million, or 13.4%, to $1.9 million in the three months ended March 31, 2018 from $2.2 million in the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, other revenue primarily reflected fees earned related to engines managed on behalf of third parties and service fee revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.7 million, or 4.4%, to $17.4 million for the three months ended March 31, 2018 compared to $16.6 million for the three months ended March 31, 2017. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $5.5 million, or 53.6%, to $4.8 million for the three months ended March 31, 2018 compared to $10.3 million for the three months ended March 31, 2017. Cost of spare parts for three months ended March 31, 2018 were $4.8 million compared to $5.6 million in the prior year period. Cost of spare parts sales for the first quarter of 2017 include $0.9 million of reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within the Write-down of equipment expense line item. The reclassification is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

There were no equipment sales in the first quarter of 2018, compared to $4.7 million for the costs of sale of three airframes in the first quarter of 2017.

Write-down of Equipment. There were no write-downs of equipment in the three months ended March 31, 2018. A write-down of $12.1 million was recorded during the three months ended March 31, 2017 for four engines and two aircraft for which their leases ended or were modified in the period.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 18.3%, to $15.6 million for the three months ended March 31, 2018 compared to $13.2 million for the three months ended March 31, 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, as well as other transition related expenses.

Technical Expense. Technical expense increased by $1.4 million, or 60.4%, to $3.7 million for the three months ended March 31, 2018 compared to $2.3 million for the three months ended March 31, 2017. Technical expense consists of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. This increase primarily reflects an increase of $1.0 million in engine maintenance costs and an increase of $0.4 million in engine freight costs.

Interest Expense. Interest expense increased to $13.6 million for the three months ended March 31, 2018 compared to $10.9 million for the three months ended March 31, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and our WEST III notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of March 31, 2018 and 2017, were $1,179.7 million and $1,085.4 million, respectively, of which $604.0 million and $596.4, respectively, was tied to one-month LIBOR. As of March 31, 2018 and 2017, one-month LIBOR was 1.88% and 0.98%, respectively.

Income Tax Expense.  Income tax expense was $2.5 million for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017. The effective tax rate for the first quarter of 2018 was 26.4% compared to 43.3% in the prior year period. This decrease was predominantly due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California during 2017.

Financial Position, Liquidity and Capital Resources

At March 31, 2018, the Company had $57.2 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $123.0 million and $18.0 million in the three months ended March 31, 2018 and 2017, respectively, was derived from this activity. In these same time periods, $29.8 million and $46.8 million, respectively, was used to pay down related debt.

Cash Flows Discussion

Cash flows provided by operating activities was $30.4 million and $45.9 million in the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a change in operating lease related receivables and spare parts inventory.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received from maintenance reserve arrangements and lease security deposits for some of our engines on lease are restricted per our WEST II and WEST III debt agreements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 88% and 91%, by book value, of our lease assets were on lease at March 31, 2018 and December 31, 2017, respectively. The average utilization rate was approximately 86% and 89% for the three months ended March 31, 2018 and 2017, respectively. The decline in percentage quarter over quarter is a direct result of purchases made in the first quarter of 2018, a large portion of which were off-lease. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $112.2 million and $6.9 million in the three months ended March 31, 2018 and 2017, respectively. Our primary use of funds is for the purchase of equipment for operating lease. Purchases of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) totaled $138.6 million and $35.3 million for the three months ended March 31, 2018 and 2017, respectively.

Cash flows provided by financing activities was $91.7 million for the three months ended March 31, 2018 and primarily reflected $123.0 million in proceeds from the issuance of notes payable, slightly offset by $29.8 million in principal payments. Cash flows used in financing activities of $30.2 million in the three months ended March 31, 2017 was primarily due to principal payments on notes payable.

Debt Obligations and Covenant Compliance

At March 31, 2018, Debt obligations consist of loans totaling $1,179.7 million payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Debt Obligations" Note 4 in Part I, Item 1 of this Form 10-Q.

Virtually all of the Company’s debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can borrow no more than 85% of an engine’s net book value and 65% of an airframe’s or spare parts inventory’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on our revolver. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the debt is secured by engines and aircraft to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At March 31, 2018, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At March 31, 2018, we are in compliance with the covenants specified in the WEST II and WEST III indentures, servicing and other related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2018:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$1,196,964	$38,291	$76,557	$827,997	$254,119
Interest payments under debt obligations	256,587	55,365	104,820	42,736	53,666
Operating lease obligations	5,909	1,578	1,584	1,174	1,573
Purchase obligations	195,526	195,526	-	-	-
Total	$1,654,986	$290,760	$182,961	$871,907	$309,358

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2018 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. However, a decline in the level of internally generated funds or an inability to obtain lease commitments for our off-lease engines (including new engines from manufacturers), would limit availability of funding under our existing debt facilities, and/or result in a significant step-up in borrowing costs. Such limits on availability of funding and increased borrowing costs would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends could be constrained and our future growth limited to that which can be funded from internally generated capital.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2018, $604.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $5.0 million.

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

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the three months ended March 31, 2018, 77% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2018 and 2017, respectively.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.    Risk Factors

From time to time we enter into large contractual commitments to purchase engines directly from the Original Equipment Manufacturer (“OEM”). Newly purchased engines may, at time of purchase, be off lease. Our ability to lease these engines on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry as a whole. If we are unable to place new equipment on lease, we will be subject to several potential risks, including:

•	forfeiting advance deposits, as well as incurring certain significant costs, such as contractual damages and legal, accounting and financial advisory expenses;
•	defaulting on any future lease commitments we may have entered into with respect to these engines, which could result in monetary damages and strained relationships with lessees;
•	failing to realize the benefits of purchasing and leasing the engines; and
•	risking harm to our business reputation, which would make it more difficult to purchase and lease engines in the future on favorable terms, if at all.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in October 2016 and extended the plan to December 31, 2018.

Common stock repurchases, under our authorized plan, in the three months ended March 31, 2018 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except per share data)
January 2018	—	$—	—	$29,339
February 2018	—	$—	—	$29,339
March 2018	297,367	$34.24	297,367	$19,157
Total	297,367	$34.24	297,367	$19,157

Item 5.Other Information

None.

Item 6.

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

4.6*

Trust Indenture dated as of August 4, 2017 among Willis Engine Structured Trust III, Deutsche Bank Trust Company Americas, as trustee, the Registrant and BNP Paribas (incorporated by reference to Exhibit 4.6 to our report on Form 10-Q filed on November 9, 2017).

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

10.20*

Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2017).

10.21*

Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporate by reference to Exhibit 10.21 to our report on Form 10-Q filed on November 9, 2017).

10.22*

Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on November 9, 2017).

10.23*

Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.23 to our report on Form 10-Q filed on November 9, 2017).

10.24*

Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q filed on November 9, 2017).

10.25	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
10.26*

General Terms Agreement No. CFM-1-1028985 dated December 22, 2017 between CFM International, Inc. and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 15, 2018).

10.27*

Letter Agreement No. 1 to GTA No. 1-1028985 dated December 22, 2017 between CFM International, Inc. and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.27 to our report on Form 10-K filed March 15, 2018).

10.28*

General Terms Agreement No. GE-1-2299982290-2 dated May 26, 2010 by and amongst General Electric Company, GE Engine Services Distribution, LLC, Willis Lease Finance Corporation and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.28 to our report on Form 10-K filed March 15, 2018).

10.29*

Letter Agreement No. 3 to GTA No. 1-2299982290 dated December 22, 2017 between General Electric Corporation and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.29 to our report on Form 10-K filed March 15, 2018).

10.30*

Amendment No. 2 to General Terms Agreement No. GE-1-2299982290-2 dated December 22, 2017 between General Electric Company and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.30 to our report on Form 10-K filed March 15, 2018).

10.31*	Agreement by and between IAE International Aero Engines AG and Willis Lease Finance Corporation, dated March 16, 2018, to purchase spare engines
10.32	Redemption Agreement to purchase 294,787 shares of common stock dated as of March 29, 2018 between Willis Lease Finance Corporation and M3 Partners, LP.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2018

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)