Form 10-Q
period 2018-06-30
WILLIS LEASE FINANCE CORP
filed 2018-08-08
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 6, 2018
Common Stock, $0.01 par value per share	6,357,407

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$8,938	$7,052
Restricted cash	37,880	40,272
Equipment held for operating lease, less accumulated depreciation of $388,050 and $368,683 at June 30, 2018 and December 31, 2017, respectively	1,542,329	1,342,571
Maintenance rights	14,763	14,763
Equipment held for sale	18,430	34,172
Operating lease related receivables, net of allowances of $1,373 and $949 at June 30, 2018 and December 31, 2017, respectively	20,238	18,848
Spare parts inventory	27,146	16,379
Investments	50,749	50,641
Property, equipment & furnishings, less accumulated depreciation of $8,275 and $7,374 at June 30, 2018 and December 31, 2017, respectively	25,967	26,074
Intangible assets, net	1,525	1,727
Other assets	35,470	50,932
Total assets (1)	$1,783,435	$1,603,431

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,137	$22,072
Deferred income taxes	83,814	78,280
Debt obligations	1,232,847	1,085,405
Maintenance reserves	88,114	75,889
Security deposits	27,143	25,302
Unearned revenue	8,581	8,102
Total liabilities (2)	1,468,636	1,295,050

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2018 and December 31, 2017, respectively)	49,512	49,471

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,365 and 6,419 shares issued at June 30, 2018 and December 31, 2017, respectively)	64	64
Paid-in capital in excess of par	1,474	2,319
Retained earnings	262,548	256,301
Accumulated other comprehensive income, net of income tax expense of $343 and $83 at June 30, 2018 and December 31, 2017, respectively.	1,201	226
Total shareholders’ equity	265,287	258,910
Total liabilities, redeemable preferred stock and shareholders' equity	$1,783,435	$1,603,431

(1)

Total assets at June 30, 2018 and December 31, 2017, respectively, include the following assets of variable interest entities (VIEs) that can only be used to settle the liabilities of the VIEs: Cash $553 and $130; Restricted cash $37,880 and $40,272; Equipment $652,648 and $657,333; and Other $1,207 and $20,090, respectively.

(2)

Total liabilities at June 30, 2018 and December 31, 2017, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $571,641 and $577,056, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Lease rent revenue	$43,081	$31,337	$82,726	$61,572
Maintenance reserve revenue	22,045	11,881	37,485	43,843
Spare parts and equipment sales	7,061	19,383	13,347	31,979
Gain on sale of leased equipment	245	3,527	886	4,509
Other revenue	1,871	1,716	3,752	3,888
Total revenue	74,303	67,844	138,196	145,791

EXPENSES
Depreciation and amortization expense	18,384	16,015	35,739	32,644
Cost of spare parts and equipment sales	5,906	14,656	10,689	24,973
Write-down of equipment	3,578	1,351	3,578	13,442
General and administrative	16,782	13,065	32,393	26,265
Technical expense	3,232	2,448	6,909	4,740
Interest expense	15,138	11,312	28,732	22,178
Total expenses	63,020	58,847	118,040	124,242

Earnings from operations	11,283	8,997	20,156	21,549
Earnings from joint ventures	316	1,161	1,063	3,015
Income before income taxes	11,599	10,158	21,219	24,564
Income tax expense	3,240	4,168	5,776	10,406
Net income	8,359	5,990	15,443	14,158
Preferred stock dividends	810	324	1,612	646
Accretion of preferred stock issuance costs	21	9	42	17
Net income attributable to common shareholders	$7,528	$5,657	$13,789	$13,495

Basic weighted average earnings per common share	$1.28	$0.94	$2.30	$2.22
Diluted weighted average earnings per common share	$1.26	$0.92	$2.25	$2.17

Basic weighted average common shares outstanding	5,878	6,036	5,990	6,075
Diluted weighted average common shares outstanding	5,991	6,158	6,123	6,213

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,359	$5,990	$15,443	$14,158
Other comprehensive (loss) income:
Currency translation adjustment	(817)	226	(232)	326
Unrealized gain (loss) on derivative instruments	384	(338)	1,415	(3)
Net (loss) gain recognized in other comprehensive income	(433)	(112)	1,183	323
Tax benefit (expense) related to items of other comprehensive income	98	40	(267)	(112)
Impact from adoption of ASU 2018-02 (1)	—	—	59	—
Other comprehensive (loss) income	(335)	(72)	975	211
Total comprehensive income	$8,024	$5,918	$16,418	$14,369

(1)	Reflects the stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 which has been reclassified to retained earnings.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,443	$14,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,739	32,644
Write-down of equipment	3,578	13,442
Stock-based compensation expenses	2,585	2,074
Amortization of deferred costs	2,349	2,361
Allowances and provisions	572	272
Gain on sale of leased equipment	(886)	(4,509)
Income from joint ventures	(1,063)	(3,015)
Deferred income taxes	6,220	10,406
Changes in assets and liabilities:
Receivables	(1,963)	3,345
Spare parts inventory	(4,866)	2,488
Other assets	(2,832)	(3,315)
Accounts payable and accrued expenses	3,292	8,139
Maintenance reserves	12,225	(342)
Security deposits	1,841	1,757
Unearned revenue	479	(628)
Net cash provided by operating activities	72,713	79,277

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	37,474	37,754
Distributions received from joint ventures	—	1,880
Purchase of equipment held for operating lease	(243,107)	(112,233)
Purchase of property, equipment and furnishings	(794)	(326)
Net cash used in investing activities	(206,427)	(72,925)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	199,000	93,000
Principal payments on debt obligations	(53,268)	(72,752)
Proceeds from shares issued under stock compensation plans	118	93
Cancellation of restricted stock units in satisfaction of withholding tax	(848)	(622)
Repurchase of common stock	(10,183)	(3,348)
Preferred stock dividends	(1,611)	(596)
Net cash provided by financing activities	133,208	15,775

(Decrease)/Increase in cash, cash equivalents and restricted cash	(506)	22,127
Cash, cash equivalents and restricted cash at beginning of period	47,324	32,373
Cash, cash equivalents and restricted cash at end of period	$46,818	$54,500

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$29,072	$19,426
Income Taxes	$1,065	$332

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$—	$1,624
Transfers from Equipment held for operating lease to Equipment held for sale	$13,479	$27,408
Transfers from Equipment held for sale to Spare parts inventory	$6,907	$—
Accrued preferred stock dividends	$784	$331

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

1.  Summary of Significant Accounting Policies

The significant accounting policies of Willis Lease Finance Corporation and its subsidiaries (collectively, the “Company”) were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2018.

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, estimated income taxes and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

(b)     Reclassifications

In conjunction with our review of the fourth quarter of 2017, the Company reclassified scrap inventory write-offs and inventory lower of cost or market write-downs that were previously presented within Write-down of equipment to the Cost of spare parts and equipment sales line item. The first half of 2017 was impacted by an adjustment of $1.8 million and is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment. These reclassified items had no effect on the reported results of operations, financial condition or statements of cash flows.

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

The following table disaggregates revenue by major source for the three and six months ended June 30, 2018 (in thousands):

	Leasing and
Three months ended June 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$65,730	$—	$—	$65,730
Gain on sale of leased equipment (3)	187	58	—	245
Spare parts and equipment sales	—	7,061	—	7,061
Managed services	1,252	—	—	1,252
Other revenue	—	210	(195)	15
Total revenue	$67,169	$7,329	$(195)	$74,303

	Leasing and
Six months ended June 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$121,744	$—	$—	$121,744
Gain on sale of leased equipment (3)	767	119	—	886
Spare parts and equipment sales	—	13,347	—	13,347
Managed services	2,173	—	—	2,173
Other revenue	—	1,323	(1,277)	46
Total revenue	$124,684	$14,789	$(1,277)	$138,196

(1)	Represents revenue generated between our reportable segments.
(2)	Leasing revenue is recognized under the lease accounting guidance in ASC 840 Leases, and therefore qualifies for the scope exception under ASC 606.
(3)	Gain on sale of leased equipment is accounted for under ASC 610-20, Gains and losses from the derecognition of nonfinancial assets.

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of June 30, 2018, the Company had an aggregate of approximately $4.1 million in lease rent and $3.5 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

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

Equipment Sales

Equipment sales represent the selective purchase and resale of commercial aircraft engines and other aircraft equipment. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, condition of the asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the equipment sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Equipment sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

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

Amounts owed for Managed services are typically billed upon contract completion. At January 1, 2018, $0.4 million of unbilled revenue associated with outstanding contracts was reported in Other Assets, all of which was recognized by June 30, 2018. At June 30, 2018, unbilled revenue was $0.7 million and the Company expects it to be fully recognized by December 31, 2018. Additionally, Managed services are presented within the Other revenue line in the condensed consolidated statements of income.

3.  Investments

The Company is a partner with Mitsui & Co., Ltd. in a joint venture based in Dublin, Ireland — Willis Mitsui & Company Engine Support Limited (“WMES”) which acquires and leases jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. WMES owned a lease portfolio of 34 engines and one aircraft with a net book value of $266.3 million as of June 30, 2018.

The Company is a partner with China Aviation Supplies Company Ltd. (“CASC”) in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), which is based in Shanghai, China. The Company holds a fifty percent interest in the joint venture and uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $57.2 million as of June 30, 2018.

Six Months Ended June 30, 2018	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2017	$36,014	$14,627	$50,641
Earnings (losses) from joint ventures	1,090	(27)	1,063
Deferred gain on engine sale	(723)	—	(723)
Foreign currency translation adjustment	—	(232)	(232)
Investment in joint ventures as of June 30, 2018	$36,381	$14,368	$50,749

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $0.5 million during the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively. These fees related to the servicing of engines for the WMES lease portfolio.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$9,040	$8,199	$16,646	$19,860
Expenses	7,551	6,700	14,354	15,129
WMES income before income taxes	$1,489	$1,499	$2,292	$4,731

			June 30,	December 31,
			2018	2017
			(in thousands)
Total assets			$282,826	$246,309
Total liabilities			199,741	165,228
Total WMES net equity			$83,085	$81,081

4.  Debt Obligations

Debt obligations consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 2.1% at June 30, 2018, secured by engines. The facility has a committed amount of $890.0 million at June 30, 2018, which revolves until the maturity date of April 2021	$666,000	$491,000
WEST III Series A 2017-1 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	282,686	289,295
WEST III Series B 2017-1 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	40,425	41,370
WEST II Series 2012-A term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	248,530	259,022
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	11,835	12,720
Note payable at a variable interest rate of one-month LIBOR plus 2.25%, matured in January 2018, secured by engines	—	10,336
	1,249,476	1,103,743
Less: unamortized debt issuance costs	(16,629)	(18,338)
Total debt obligations	$1,232,847	$1,085,405

Principal outstanding at June 30, 2018, is repayable as follows:

Year	(in thousands)
2018	$19,134
2019	38,537
2020	38,137
2021 (includes $666 million outstanding on revolving credit facility)	704,374
2022	190,889
Thereafter	258,405
Total	$1,249,476

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at June 30, 2018.

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

5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $666.0 million and $501.3 million of borrowings at June 30, 2018 and December 31, 2017, respectively, at variable rates. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 34 months as of June 30, 2018. The fair value of the swap at June 30, 2018 and December 31, 2017 was $2.5 million and $1.1 million, respectively, representing a net asset. The Company recorded a gain of $94 thousand and a loss of $0.2 million in the three months ended June 30, 2018 and 2017, respectively, and a gain of $69 thousand and a loss of $0.4 million during the six months ended June 30, 2018 and 2017, respectively, from derivative instruments.

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

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized		Location of (Gain) Loss	Amount of (Gain) Loss Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended June 30,		Income	Three Months Ended June 30,
Relationships	2018	2017	(Effective Portion)	2018	2017
	(in thousands)			(in thousands)
Interest rate contracts	$384	$(338)	Interest expense	$(94)	$174
Total	$384	$(338)	Total	$(94)	$174

	Amount of Gain (Loss) Recognized		Location of (Gain) Loss	Amount of (Gain) Loss Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,		Income	Six Months Ended June 30,
Relationships	2018	2017	(Effective Portion)	2018	2017
	(in thousands)			(in thousands)
Interest rate contracts	$1,415	$(3)	Interest expense	$(69)	$400
Total	$1,415	$(3)	Total	$(69)	$400

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

6.  Income Taxes

Income tax expense for the three and six months ended June 30, 2018 was $3.2 million and $5.8 million, respectively. Income tax expense for the three and six months ended June 30, 2017 was $4.2 million and $10.4 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 27.9% and 27.2%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 41.0% and 42.4%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

•

Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2018 and December 31, 2017 was estimated to have a fair value of approximately $1,089.5 million and $1,090.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2018 and December 31, 2017, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $2.5 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively.  For the six months ended June 30, 2018, $69 thousand was realized through the income statement as a decrease in interest expense. For the six months ended June 30, 2017, $0.4 million was realized through the income statement as an increase in interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease, equipment held for sale and spare parts inventory as of June 30, 2018 and December 31, 2017.

	Assets at Fair Value								Total Losses
	June 30, 2018				December 31, 2017				Six Months Ended June 30,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2018	2017
	(in thousands)								(in thousands)
Equipment held for lease	$—	$—	$—	$—	$—	$23,255	$—	$23,255	$—	$(9,019)
Equipment held for sale	—	3,227	—	3,227	—	39,261	—	39,261	(3,578)	(4,423)
Spare parts inventory	—	593	—	593	—	5,336	—	5,336	(1,517)	(1,843)
Total	$—	$3,820	$—	$3,820	$—	$67,852	$—	$67,852	$(5,095)	$(15,285)

A write-down of $3.6 million was recorded during the six months ended June 30, 2018 for three engines due to a management decision to part-out the engines, in which the net book values exceeded the estimated proceeds.

A write-down of $13.4 million was recorded during the six months ended June 30, 2017 for four engines and three aircraft for which their leases ended or were modified in the period. Management evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record its initial best estimate of impairment.

8.  Earnings Per Share

Basic earnings per common share is computed by dividing net income, less preferred stock dividends and accretion of preferred stock issuance costs, by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the vesting of restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

The computations of diluted weighted average earnings per common share do not include approximately 0.3 million and 0.1 million restricted shares for the three and six months ended June 30, 2018, respectively, as the effect of their inclusion would have been antidilutive to earnings per share. There were no anti-dilutive shares during the three months ended June 30, 2017 and 43 thousand anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share during the six months ended June 30, 2017. The difference between average common shares outstanding to calculate basic and assuming full dilution is due to restricted stock issued under the 2007 Stock Incentive Plan.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income attributable to common shareholders	$7,528	$5,657	$13,789	$13,495

Basic weighted average common shares outstanding	5,878	6,036	5,990	6,075
Potentially dilutive common shares	113	122	133	138
Diluted weighted average common shares outstanding	5,991	6,158	6,123	6,213

Basic weighted average earnings per common share	$1.28	$0.94	$2.30	$2.22
Diluted weighted average earnings per common share	$1.26	$0.92	$2.25	$2.17

9. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in October 2016 and extended the plan to December 31, 2018. Repurchased shares are immediately retired. During the six months ended June 30, 2018, the Company repurchased a total of 297,367 shares of common stock for approximately $10.2 million under this program, at a weighted average price of $34.24 per share. At June 30, 2018, approximately $19.2 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2018, the Company paid total dividends of $1.6 million on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 10 in the 2017 Form 10-K.

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$1,660	$1,194	$2,565	$2,059
Employee Stock Purchase Plan	—	6	20	15
Total Stock Compensation Expense	$1,660	$1,200	$2,585	$2,074

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

As of June 30, 2018, the Company has granted 2,883,414 RSA’s under the 2007 Plan. Of this amount, 166,744 shares were cancelled and returned to the pool of shares which could be granted under the 2007 Plan resulting in a net number of 83,330 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date. There are no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted on May 24, 2018. Under this 2018 Plan, a total of 800,000 shares are authorized for stock based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSA’s. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of June 30, 2018, the Company has not granted RSA’s under the 2018 Plan.

The following table summarizes restricted stock activity during the six months ended June 30, 2018:

Shares
Restricted stock at December 31, 2017	328,122
Shares granted	267,454
Shares forfeited	—
Shares vested	(119,205)
Restricted stock at June 30, 2018	476,371

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the first half of 2018 and 2017, respectively, 5,497 and 6,065 shares of common stock were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

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

During the second quarter of 2018, the Company moved certain sales of leased equipment to the Spare Parts Sales segment from the Leasing and Related Operations segment and had no change in the determination of operating segments. In accordance with ASC 280-10, the Company has restated prior period information presented below to reflect this change in composition of its reportable segments.

The following tables present a summary of the reportable segments (in thousands):

	Leasing and
Three months ended June 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$43,081	$—	$—	$43,081
Maintenance reserve revenue	22,045	—	—	22,045
Spare parts and equipment sales	—	7,061	—	7,061
Gain on sale of leased equipment	187	58	—	245
Other revenue	1,856	210	(195)	1,871
Total revenue	67,169	7,329	(195)	74,303

Expenses:
Depreciation and amortization expense	18,297	87	—	18,384
Cost of spare parts and equipment sales	—	5,906	—	5,906
Write-down of equipment	3,578	—	—	3,578
General and administrative	15,683	1,099	—	16,782
Technical expense	3,232	—	—	3,232
Interest expense	15,138	—	—	15,138
Total expenses	55,928	7,092	—	63,020
Earnings from operations	$11,241	$237	$(195)	$11,283

	Leasing and
Six months ended June 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$82,726	$—	$—	$82,726
Maintenance reserve revenue	37,485	—	—	37,485
Spare parts and equipment sales	—	13,347	—	13,347
Gain on sale of leased equipment	767	119	—	886
Other revenue	3,706	1,323	(1,277)	3,752
Total revenue	124,684	14,789	(1,277)	138,196

Expenses:
Depreciation and amortization expense	35,565	174	—	35,739
Cost of spare parts and equipment sales	—	10,689	—	10,689
Write-down of equipment	3,578	—	—	3,578
General and administrative	30,178	2,215	—	32,393
Technical expense	6,909	—	—	6,909
Interest expense	28,732	—	—	28,732
Total expenses	104,962	13,078	—	118,040
Earnings from operations	$19,722	$1,711	$(1,277)	$20,156

	Leasing and
Three months ended June 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$31,337	$—	$—	$31,337
Maintenance reserve revenue	11,881	—	—	11,881
Spare parts and equipment sales	12,874	6,509	—	19,383
Gain on sale of leased equipment	3,484	43	—	3,527
Other revenue	1,649	276	(209)	1,716
Total revenue	61,225	6,828	(209)	67,844

Expenses:
Depreciation and amortization expense	15,929	86	—	16,015
Cost of spare parts and equipment sales (2)	9,918	4,738	—	14,656
Write-down of equipment (2)	1,351	—	—	1,351
General and administrative	12,207	858	—	13,065
Technical expense	2,448	—	—	2,448
Interest expense	11,312	—	—	11,312
Total expenses	53,165	5,682	—	58,847
Earnings from operations	$8,060	$1,146	$(209)	$8,997

	Leasing and
Six months ended June 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$61,572	$—	$—	$61,572
Maintenance reserve revenue	43,843	—	—	43,843
Spare parts and equipment sales	19,299	12,680	—	31,979
Gain on sale of leased equipment	4,440	69	—	4,509
Other revenue	3,774	450	(336)	3,888
Total revenue	132,928	13,199	(336)	145,791

Expenses:
Depreciation and amortization expense	32,470	174	—	32,644
Cost of spare parts and equipment sales (2)	14,623	10,350	—	24,973
Write-down of equipment (2)	13,442	—	—	13,442
General and administrative	24,620	1,645	—	26,265
Technical expense	4,740	—	—	4,740
Interest expense	22,178	—	—	22,178
Total expenses	112,073	12,169	—	124,242
Earnings from operations	$20,855	$1,030	$(336)	$21,549

(1)	Represents revenue generated between our operating segments.
(2)

The amounts herein include reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within Write-down of equipment to the Costs of spare parts and equipment sales expense line item. The three and six months ended June 30, 2017 were impacted by a reclassification of $0.9 million and $1.8 million, respectively, reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

	Leasing and
	Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2018	$1,737,537	$45,898	$—	$1,783,435
Total assets as of December 31, 2017	$1,556,406	$47,025	$—	$1,603,431

12. Related Party Transaction

During the second quarter of 2018, the Company’s Chief Executive Officer purchased artwork from the Company for $5 thousand. This transaction was approved by the Board’s independent Directors.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such aircraft, engines and related equipment, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2018, all of our leases were operating leases. As of June 30, 2018, we had 91 lessees in 47 countries. Our portfolio is continually changing due to acquisitions and sales. As of June 30, 2018, our lease portfolio consisted of 246 engines and related equipment, 15 aircraft and 10 other leased parts and equipment with an aggregate net book value of $1,542.3 million. As of June 30, 2018, we also managed 471 engines, aircraft and related equipment on behalf of other parties.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017:

Lease Rent Revenue. Lease rent revenue increased by $11.7 million or 37.5% to $43.1 million in the three months ended June 30, 2018 from $31.3 million for the three months ended June 30, 2017. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets. During the three months ended June 30, 2018, we purchased equipment (including capitalized costs) totaling $104.5 million, which primarily consisted of seven engines purchased for our lease portfolio. During the three months ended June 30, 2017, we purchased equipment (including capitalized costs) totaling $79.6 million, primarily consisting of 10 engines and six aircraft.

The aggregate net book value of equipment held for lease at June 30, 2018 and June 30, 2017, was $1,542.3 million and $1,160.5 million, respectively, an increase of 32.9%. Average utilization (based on net book value) for the three months ended June 30, 2018 decreased to approximately 87% from 88% for the three months ended June 30, 2017. Utilization was influenced by the Company’s acquisition of new equipment.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $10.2 million, or 85.5%, to $22.0 million for the three months ended June 30, 2018 from $11.9 million for the three months ended June 30, 2017. During the same three month period of 2018, we recognized $13.7 million Maintenance reserve revenue on our short-term, non-reimbursable leases, compared to $9.8 million in the prior year period.

During the three months ended June 30, 2018, two reimbursable leases terminated resulting in the recognition of $8.3 million in Maintenance reserve revenue. Comparatively, during the same three months of 2017, one reimbursable lease terminated resulting in the recognition of $2.1 million in Maintenance reserve revenue.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $12.3 million, or 63.6%, to $7.1 million for the three months ended June 30, 2018 compared to $19.4 million for the three months ended June 30, 2017.  Spare parts sales for the three months ended June 30, 2018 were $7.1 million compared to $6.5 million in the comparable period in 2017. There were no equipment sales in the second quarter of 2018, compared to the sale of three airframes for $12.9 million in the second quarter of 2017.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment decreased by $3.3 million, or 93.1% to $0.2 million in the three months ended June 30, 2018 from $3.5 million in the three months ended June 30, 2017.  The $0.2 million as of June 30, 2018 reflects the sale of two engines, one aircraft and other related equipment. During the three months ended June 30, 2017, we sold four engines and other related equipment, generating a net gain of $3.5 million.

Other Revenue.  Other revenue increased by $0.2 million, or 9.0%, to $1.9 million in the three months ended June 30, 2018 from $1.7 million in the three months ended June 30, 2017. Other revenue primarily reflects fees earned related to engines managed on behalf of third parties and service fee revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.4 million, or 14.8%, to $18.4 million for the three months ended June 30, 2018 compared to $16.0 million for the three months ended June 30, 2017. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $8.8 million, or 59.7%, to $5.9 million for the three months ended June 30, 2018 compared to $14.7 million for the three months ended June 30, 2017. Cost of spare parts for three months ended June 30, 2018 were $5.9 million compared to $4.7 million in the prior year period. Cost of spare parts sales for the three months ended June 30, 2017 include $0.9 million of reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within the Write-down of equipment expense line item. The reclassification is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

 There were no costs of equipment sales in the second quarter of 2018, compared to $9.9 million from the sale of three airframes in the second quarter of 2017.

Write-down of Equipment. Write-down of equipment increased by $2.2 million, or 164.8%, to $3.6 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, we wrote down three engines totaling $3.6 million, compared to one engine for a total write-down of $1.4 million in the three months ended June 30, 2017.

General and Administrative Expenses. General and administrative expenses increased by $3.7 million, or 28.5%, to $16.8 million for the three months ended June 30, 2018 compared to $13.1 million for the three months ended June 30, 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, as well as other transition related expenses.

Technical Expense. Technical expense increased by $0.8 million, or 32.0%, to $3.2 million for the three months ended June 30, 2018 compared to $2.4 million for the three months ended June 30, 2017. Technical expense consists of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. This increase primarily reflects an increase of $1.0 million in engine maintenance costs and an increase of $0.1 million in engine freight costs.

Interest Expense. Interest expense increased to $15.1 million for the three months ended June 30, 2018 compared to $11.3 million for the three months ended June 30, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and our WEST III notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of June 30, 2018 and 2017, were $1,232.8 million and $921.8 million, respectively, of which $666.0 million and $651.0, respectively, was tied to one-month LIBOR. As of June 30, 2018 and 2017, one-month LIBOR was 2.09% and 1.22%, respectively.

Income Tax Expense.  Income tax expense was $3.2 million for the three months ended June 30, 2018 compared to $4.2 million for the three months ended June 30, 2017. The effective tax rate for the first quarter of 2018 was 27.9% compared to 41.0% in the prior year period. This decrease was predominantly due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017:

Lease Rent Revenue. Lease rent revenue increased by $21.2 million or 34.4% to $82.7 million in the six months ended June 30, 2018 from $61.6 million for the six months ended June 30, 2017. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets. During the six months ended June 30, 2018, we purchased equipment (including capitalized costs) totaling $243.1 million, which primarily included 27 engines purchased for our lease portfolio. During the six months ended June 30, 2017, we purchased equipment (including capitalized costs) totaling $112.2 million, which primarily included 14 engines and eight aircraft.

The aggregate net book value of equipment held for lease at June 30, 2018 and June 30, 2017, was $1,542.3 million and $1,160.5 million, respectively, an increase of 32.9%. Average utilization (based on net book value) for the six months ended June 30, 2018 decreased to approximately 87% from 89% for the six months ended June 30, 2017. Utilization was influenced by the Company’s acquisition of new equipment.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $6.4 million, or 14.5%, to $37.5 million for the six months ended June 30, 2018 from $43.8 million for the six months ended June 30, 2017. During the same six month period of 2018, we recognized $26.8 million Maintenance reserve revenue on our short-term, non-reimbursable leases, compared to $20.2 million in the prior year period.

During the six months ended June 30, 2018, one non-reimbursable lease modification and three reimbursable lease terminations resulted in the recognition of $10.7 million in Maintenance reserve revenue. Comparatively, during the same period of 2017, seven reimbursable leases terminated resulting in the recognition of $23.6 million in Maintenance reserve revenue.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $18.6 million, or 58.3%, to $13.3 million for the six months ended June 30, 2018 compared to $32.0 million for the six months ended June 30, 2017.  Spare parts sales for the six months ended June 30, 2018 were $13.3 million compared to $12.7 million in the comparable period in 2017. There were no equipment sales in the first half of 2018, compared to the sale of four airframes and one engine for $19.3 million in the first half of 2017.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment decreased by $3.6 million, or 80.4% to $0.9 million in the six months ended June 30, 2018 from $4.5 million in the six months ended June 30, 2017. During the six months ended June 30, 2018 we sold three engines and two aircraft for a net gain of $0.9 million, compared to seven engines and other related equipment generating a net gain of $4.5 million during the six months ended June 30, 2017.

Other Revenue.  Other revenue decreased by $0.1 million, or 3.5%, to $3.8 million in the six months ended June 30, 2018 from $3.9 million in the six months ended June 30, 2017.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.1 million, or 9.5%, to $35.7 million for the six months ended June 30, 2018 compared to $32.6 million for the six months ended June 30, 2017. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $14.3 million, or 57.2%, to $10.7 million for the six months ended June 30, 2018 compared to $25.0 million for the six months ended June 30, 2017. Cost of spare parts for six months ended June 30, 2018 were $10.7 million compared to $10.4 million in the prior year period. Cost of spare parts sales for the six months ended June 30, 2017 include $1.8 million of reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within the Write-down of equipment expense line item. The reclassification is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

There were no costs of equipment sales for the six months ended June 30, 2018, compared to $14.6 million in the prior year period.

Write-down of Equipment. Write-down of equipment decreased by $9.9 million, or 73.4%, to $3.6 million for the six months ended June 30, 2018 compared to $13.4 million for the six months ended June 30, 2017. The $3.6 million for the six months ended June 30, 2018 reflects the write-down of three engines to be parted out. A write-down of equipment totaling $4.4 million was recorded in the six months ended June 30, 2017 due to a management decision to consign four engines for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further write-down of $9.0 million was recorded due to the adjustment of the carrying value for four engines within the portfolio to reflect estimated market value.

General and Administrative Expenses. General and administrative expenses increased by $6.1 million, or 23.3%, to $32.4 million for the six months ended June 30, 2018 compared to $26.3 million for the six months ended June 30, 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, as well as other transition related expenses.

Technical Expense. Technical expense increased by $2.2 million, or 45.8%, to $6.9 million for the six months ended June 30, 2018 compared to $4.7 million for the six months ended June 30, 2017. This increase primarily reflects an increase of $2.0 million in engine maintenance costs and an increase of $0.6 million in engine freight costs.

Interest Expense. Interest expense increased to $28.7 million for the six months ended June 30, 2018 compared to $22.2 million for the six months ended June 30, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and our WEST III notes.

Income Tax Expense.  Income tax expense was $5.8 million for the six months ended June 30, 2018 compared to $10.4 million for the six months ended June 30, 2017. The effective tax rate for the first half of 2018 was 27.2% compared to 42.4% in the prior year period. This decrease was predominantly due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California.

Financial Position, Liquidity and Capital Resources

At June 30, 2018, the Company had $46.8 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $199.0 million and $93.0 million in the six months ended June 30, 2018 and 2017, respectively, was derived from this activity. In these same time periods, $53.3 million and $72.8 million, respectively, was used to pay down related debt.

Cash Flows Discussion

Cash flows provided by operating activities was $72.7 million and $79.3 million in the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a change in operating lease related receivables and spare parts inventory.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received from maintenance reserve arrangements and lease security deposits for some of our engines on lease are restricted per our WEST II and WEST III debt agreements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 88% and 89%, by book value, of our lease assets were on lease at June 30, 2018 and December 31, 2017, respectively. The average utilization rate was approximately 87% and 89% for the six months ended June 30, 2018 and 2017, respectively. The decline in percentage year over year is a direct result of purchases made in the first half of 2018, a large portion of which were off-lease. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $206.4 million and $72.9 million in the six months ended June 30, 2018 and 2017, respectively. Our primary use of funds is for the purchase of equipment for operating lease. Purchases of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) totaled $243.1 million and $112.2 million for the six months ended June 30, 2018 and 2017, respectively.

Cash flows provided by financing activities was $133.2 million for the six months ended June 30, 2018 and primarily reflected $199.0 million in proceeds from the issuance of debt obligations, offset by $53.3 million in principal payments. Cash flows provided by financing activities of $15.8 million in the six months ended June 30, 2017 and primarily reflected $93.0 million in proceeds from debt obligations, offset by $72.8 million in principal payments.

Debt Obligations and Covenant Compliance

At June 30, 2018, Debt obligations consist of loans totaling $1,232.8 million payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Debt Obligations" Note 4 in Part I, Item 1 of this Form 10-Q.

Virtually all of the Company’s debt requires our ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can borrow no more than 85% of an engine’s net book value and 65% of an airframe’s or spare parts inventory’s net book value. Therefore we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on our revolver. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the debt is secured by engines and aircraft, and to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At June 30, 2018, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. As defined in the revolving credit facility Credit Agreement, the Interest Coverage Ratio is the ratio of Earnings before Interest, Taxes, Depreciation and Amortization and other one-time charges (EBITDA) to Consolidated Interest Expense and the Total Leverage Ratio is the ratio of Total Indebtedness to Tangible Net Worth. At June 30, 2018, we are in compliance with the covenants specified in the WEST II and WEST III indentures, servicing and other related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2018:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$1,249,476	$38,547	$742,420	$218,678	$249,831
Interest payments under debt obligations	254,235	59,035	106,167	38,475	50,558
Operating lease obligations	5,231	1,358	1,386	1,141	1,346
Purchase obligations	141,833	141,833	—	—	—
Total	$1,650,775	$240,773	$849,973	$258,294	$301,735

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2018 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2018, $666.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $5.7 million.

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

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the six months ended June 30, 2018, 77% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2018 and 2017, respectively.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15b under the Securities Exchange Act of 1934, as amended (Exchange Act) we (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that such disclosure controls and procedures, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no common stock repurchases, under our authorized plan, in the three months ended June 30, 2018.

Item 5.Other Information

On August 8, 2018, the Company issued a news release announcing the offering of approximately $373.4 million of fixed rate notes by Willis Engine Structured Trust IV, its direct, wholly-owned subsidiary.

Item 6.

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998 (incorporated by reference to Exhibit 3.1 to our report on Form 10-K filed on June 30, 2009).

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

4.2

Second Amendment to Rights Agreement dated as of December 15, 2005, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on June 30, 2009).

4.3

Third Amendment to Rights Agreement dated as of September 30, 2008, by and between Willis Lease Finance Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on June 30, 2009).

4.4

Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on June 30, 2009).

4.5

Form of Amendment No. 1 to Certificate of Designations of the Registrant with respect to Series I Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.8 to our report on Form 10-K filed on June 30, 2009).

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

10.5	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on May 25, 2016).
10.6	Employment Agreement between the Registrant and Dean M. Poulakidas dated June 30, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
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

10.31*

Agreement by and between IAE International Aero Engines AG and Willis Lease Finance Corporation, dated March 16, 2018, to purchase spare engines (incorporated by reference to Exhibit 10.31 to our report on Form 10-Q filed May 10, 2018).

10.32

Redemption Agreement to purchase 294,787 shares of common stock dated as of March 29, 2018 between Willis Lease Finance Corporation and M3 Partners, LP. (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed May 10, 2018).

10.33	2018 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2018 Annual Meeting of Stockholders filed on April 27, 2018).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2018

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)