Form 10-Q
period 2018-09-30
WILLIS LEASE FINANCE CORP
filed 2018-11-07
CIK 1018164

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15369

WILLIS LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4700 Lyons Technology Parkway, Coconut Creek, FL	33073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 408-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 5, 2018
Common Stock, $0.01 par value per share	6,208,941

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 15, 2018 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$8,436	$7,052
Restricted cash	155,420	40,272
Equipment held for operating lease, less accumulated depreciation of $392,444 and $368,683 at September 30, 2018 and December 31, 2017, respectively	1,590,482	1,342,571
Maintenance rights	14,763	14,763
Equipment held for sale	40,931	34,172
Operating lease related receivables, net of allowances of $1,823 and $949 at September 30, 2018 and December 31, 2017, respectively	24,777	18,848
Spare parts inventory	24,409	16,379
Investments	44,438	50,641
Property, equipment & furnishings, less accumulated depreciation of $8,770 and $7,374 at September 30, 2018 and December 31, 2017, respectively	26,245	26,074
Intangible assets, net	1,430	1,727
Other assets	33,865	50,932
Total assets (1)	$1,965,196	$1,603,431

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$40,879	$22,072
Deferred income taxes	87,142	78,280
Debt obligations	1,392,113	1,085,405
Maintenance reserves	88,986	75,889
Security deposits	28,591	25,302
Unearned revenue	7,264	8,102
Total liabilities (2)	1,644,975	1,295,050

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2018 and December 31, 2017, respectively)	49,533	49,471

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,230 and 6,419 shares issued at September 30, 2018 and December 31, 2017, respectively)	62	64
Paid-in capital in excess of par	—	2,319
Retained earnings	269,664	256,301
Accumulated other comprehensive income, net of income tax expense of $273 and $83 at September 30, 2018 and December 31, 2017, respectively	962	226
Total shareholders’ equity	270,688	258,910
Total liabilities, redeemable preferred stock and shareholders' equity	$1,965,196	$1,603,431

(1)

Total assets at September 30, 2018 and December 31, 2017, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash $393 and $130; Restricted cash $155,420  and $40,272;  Equipment $1,054,258  and $657,333;  and Other assets $834  and $20,090, respectively.

(2)

Total liabilities at September 30, 2018 and December 31, 2017, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $919,026  and $577,056, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Lease rent revenue	$46,984	$33,474	$129,710	$95,045
Maintenance reserve revenue	19,370	20,370	56,855	64,212
Spare parts and equipment sales	8,354	9,294	21,701	41,273
Gain on sale of leased equipment	1,256	174	2,142	4,684
Other revenue	2,010	2,549	5,762	6,439
Total revenue	77,974	65,861	216,170	211,653

EXPENSES
Depreciation and amortization expense	19,861	16,142	55,600	48,786
Cost of spare parts and equipment sales	5,848	7,148	16,537	32,121
Write-down of equipment	1,215	6,226	4,793	19,668
General and administrative	18,124	14,308	50,517	40,574
Technical expense	2,290	2,605	9,199	7,345
Interest expense	17,885	14,220	46,617	36,398
Total expenses	65,223	60,649	183,263	184,892

Earnings from operations	12,751	5,212	32,907	26,761
Earnings from joint ventures	506	3,040	1,569	6,055
Income before income taxes	13,257	8,252	34,476	32,816
Income tax expense	3,583	2,960	9,359	13,367
Net income	9,674	5,292	25,117	19,449
Preferred stock dividends	819	344	2,431	988
Accretion of preferred stock issuance costs	21	9	62	25
Net income attributable to common shareholders	$8,834	$4,939	$22,624	$18,436

Basic weighted average earnings per common share	$1.50	$0.82	$3.80	$3.04
Diluted weighted average earnings per common share	$1.47	$0.80	$3.72	$2.97

Basic weighted average common shares outstanding	5,900	6,055	5,960	6,068
Diluted weighted average common shares outstanding	6,004	6,184	6,083	6,215

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,674	$5,292	$25,117	$19,449
Other comprehensive (loss) income:
Currency translation adjustment	(530)	294	(762)	620
Unrealized gain on derivative instruments	221	164	1,636	160
Net (loss) gain recognized in other comprehensive income	(309)	458	874	780
Tax benefit (expense) related to items of other comprehensive income	70	(158)	(197)	(270)
Impact from adoption of ASU 2018-02 (1)	—	—	59	—
Other comprehensive (loss) income	(239)	300	736	510
Total comprehensive income	$9,435	$5,592	$25,853	$19,959

(1)	Reflects the stranded tax effects from change in tax rate as a result of the early adoption of ASU 2018-02 which has been reclassified to retained earnings.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,117	$19,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,600	48,786
Write-down of equipment	4,793	19,668
Stock-based compensation expenses	4,004	3,228
Amortization of deferred costs	4,143	3,639
Allowances and provisions	1,022	282
Gain on sale of leased equipment	(2,142)	(4,684)
Gain on insurance settlement	—	(1,288)
Income from joint ventures	(1,569)	(6,055)
Deferred income taxes	9,359	13,367
Changes in assets and liabilities:
Receivables	(6,951)	(220)
Distributions received from joint ventures	5,540	1,880
Spare parts and equipment	(27,537)	7,021
Other assets	(3,173)	(1,692)
Accounts payable and accrued expenses	13,472	(687)
Maintenance reserves	16,431	1,706
Security deposits	3,519	6,651
Unearned revenue	(838)	990
Net cash provided by operating activities	100,790	112,041

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	51,600	53,849
Distributions received from joint ventures	190	—
Purchase of equipment held for operating lease	(320,186)	(177,263)
Purchase of property, equipment and furnishings	(1,574)	(493)
Net cash used in investing activities	(269,970)	(123,907)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	616,439	485,700
Debt issuance cost	(6,068)	(7,473)
Principal payments on debt obligations	(306,800)	(448,237)
Interest bearing security deposits	—	(3,261)
Proceeds from shares issued under stock compensation plans	292	177
Cancellation of restricted stock units in satisfaction of withholding tax	(1,252)	(747)
Repurchase of common stock	(14,459)	(3,546)
Proceeds from the issuance of preferred stock	—	29,700
Preferred stock dividends	(2,440)	(891)
Net cash provided by financing activities	285,712	51,422

Increase in cash, cash equivalents and restricted cash	116,532	39,556
Cash, cash equivalents and restricted cash at beginning of period	47,324	32,374
Cash, cash equivalents and restricted cash at end of period	$163,856	$71,930

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$44,990	$31,932
Income Taxes	$1,074	$346

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$3,600	$2,931
Transfers from Equipment held for operating lease to Equipment held for sale	$6,995	$36,285
Accrued preferred stock dividends	$819	$988

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Unless the context requires otherwise, references to “the “Company”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.

1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2018.

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, equipment held for sale, estimated income taxes and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

(b)   Reclassifications

In conjunction with our review of the fourth quarter of 2017, the Company reclassified scrap inventory write-offs and inventory lower of cost or market write-downs that were previously presented within Write-down of equipment to the Cost of spare parts and equipment sales line item. The three and nine month periods ended September 30, 2017 were impacted by an adjustment of $0.7 million and $2.6 million, respectively, with the adjustment reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment. These reclassified items had no effect on the reported results of operations, financial condition or statements of cash flows.

(c)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including VIEs where the Company is the primary beneficiary in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a VIE the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments a consensus of the Emerging Issues Task Force) to improve the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides guidance on specific cash flow classification issues including the following: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Prior GAAP did not include specific guidance on these eight cash flow classification issues. The Company adopted the guidance effective January 1, 2018 and utilizing the cumulative earnings approach on a retrospective basis,  reclassified $1.9 million of distributions from joint ventures during the nine months ended September 30, 2017 from cash flows from investing activities to cash flows from operating activities. The remaining provisions of this update did not have a material impact on the Company’s consolidated statements of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company made the election to early adopt ASU 2018-02 as of January 1, 2018 (the period of adoption) and recorded a reclassification of $59 thousand between Other comprehensive income and Retained earnings as of January 1, 2018.

In September 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which requires cloud computing arrangements in a service contact to follow the internal-use software guidance provided by ASC 350-40 in determining the accounting treatment of implementation costs. ASC 350-40 states that only qualifying costs incurred during the application development stage may be capitalized. The Company made the election to early adopt ASU 2018-15 on a retrospective basis, and during 2018 has capitalized $1.0 million in cloud computing arrangement implementation costs. There was no prior period impact related to the adoption of ASU 2018-15.

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. The Company plans to adopt this guidance effective January 1, 2019 utilizing the lessor practical expedient and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

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

The following table disaggregates revenue by major source for the three and nine months ended September 30, 2018 (in thousands):

	Leasing and
Three months ended September 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$67,240	$—	$—	$67,240
Gain on sale of leased equipment (3)	1,150	106	—	1,256
Spare parts and equipment sales	—	8,354	—	8,354
Managed services	1,124	—	—	1,124
Other revenue	—	274	(274)	—
Total revenue	$69,514	$8,734	$(274)	$77,974

	Leasing and
Nine months ended September 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$188,984	$—	$—	$188,984
Gain on sale of leased equipment (3)	1,917	225	—	2,142
Spare parts and equipment sales	—	21,701	—	21,701
Managed services	3,297	—	—	3,297
Other revenue	—	1,596	(1,550)	46
Total revenue	$194,198	$23,522	$(1,550)	$216,170

(1)	Represents revenue generated between our reportable segments.
(2)	Leasing revenue is recognized under the lease accounting guidance in ASC 840 Leases, and therefore qualifies for the scope exception under ASC 606.
(3)	Gain on sale of leased equipment is accounted for under ASC 610-20, Gains and losses from the derecognition of nonfinancial assets.

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

Under the terms of some of the Company’s leases, the lessees pay use fees (also known as maintenance reserves) to the Company based on usage of the leased asset, which are designed to cover expected future maintenance costs. Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee,  the lease terminates, or the obligation to reimburse the lessee for such reserves ceases to exist, at which time they are recognized in revenue as maintenance reserve revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of September 30, 2018, the Company had an aggregate of approximately $5.0  million in lease rent and $2.1  million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for lease receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

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

Spare parts sales

The Spare Parts Sales reportable segment primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer.  Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts. Management has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606-10-5-86 and as the Company is not obliged to perform additional services under these arrangements, the shipment of the spare parts is the performance obligation.

The spare parts transaction price is a fixed dollar amount and is stated on each purchase order for a fixed amount by total number of parts. Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order. The performance obligation is completed once the parts have shipped and, as a result, all of the transaction price is allocated to that performance obligation. Management has determined that it is appropriate for the Company to recognize spare parts sales at a point in time (i.e., the date the parts are shipped) under ASC 606. Additionally, there is no impact to the timing and amounts of revenue recognized for spare parts sales related to the implementation of ASC 606.

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

Amounts owed for Managed services are typically billed upon contract completion. At January 1, 2018, $0.4 million of unbilled revenue associated with outstanding contracts was reported in Other Assets, all of which was recognized by September 30, 2018. At September 30, 2018, unbilled revenue was $0.8 million and the Company expects it to be fully recognized by March 31, 2019. Additionally, Managed services are presented within the Other revenue line in the condensed consolidated statements of income.

3.  Investments

The Company is a partner with Mitsui & Co., Ltd. in a joint venture based in Dublin, Ireland — Willis Mitsui & Company Engine Support Limited (“WMES”) which acquires and leases jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. WMES owned a lease portfolio of 35 engines and one aircraft with a net book value of $266.1 million as of September 30, 2018.

The Company is a partner with China Aviation Supplies Company Ltd. (“CASC”) in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), which is based in Shanghai, China. The Company holds a fifty percent interest in the joint venture and uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $52.8 million as of September 30, 2018.

Nine Months Ended September 30, 2018	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2017	$36,014	$14,627	$50,641
Earnings (losses) from joint ventures	1,831	(262)	1,569
Deferred gain on engine sale	(1,280)	—	(1,280)
Distribution	(5,730)	—	(5,730)
Foreign currency translation adjustment	—	(762)	(762)
Investment in joint ventures as of September 30, 2018	$30,835	$13,603	$44,438

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $0.6 million  and $0.5 million during the three months ended September 30, 2018 and 2017, respectively, and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively. These fees related to the servicing of engines for the WMES lease portfolio. During the nine months ended September 30, 2018, the Company sold two engines to WMES for $23.2 million. During the nine months ended September 30, 2017, the Company sold two engines to WMES for $14.8 million.

There were no engine sales to CASC Willis during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company sold one engine to CASC Willis for $11.2 million.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$9,987	$12,286	$26,633	$32,146
Expenses	8,408	6,366	22,762	20,820
WMES income before income taxes	$1,579	$5,920	$3,871	$11,326

			September 30,	December 31,
			2018	2017
			(in thousands)
Total assets			$284,988	$246,309
Total liabilities			211,981	165,228
Total WMES net equity			$73,007	$81,081

4.  Debt Obligations

Debt obligations consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 2.0% at September 30, 2018, secured by engines. The facility has a committed amount of $890.0 million at September 30, 2018, which revolves until the maturity date of April 2021	$466,000	$491,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	326,759	—
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	46,680	—
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	279,382	289,295
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	39,953	41,370
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	243,221	259,022
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	11,388	12,720
Note payable at a variable interest rate of one-month LIBOR plus 2.25%, matured in January 2018, secured by engines	—	10,336
	1,413,383	1,103,743
Less: unamortized debt issuance costs	(21,270)	(18,338)
Total debt obligations	$1,392,113	$1,085,405

Principal outstanding at September 30, 2018, is repayable as follows:

Year	(in thousands)
2018	$13,812
2019	55,380
2020	54,980
2021 (includes $466.0 million outstanding on revolving credit facility)	521,217
2022 (includes $173.8 million outstanding on WEST II Series A 2012 term notes)	207,733
Thereafter	560,261
Total	$1,413,383

On August 22, 2018, Willis Engine Structured Trust IV (“WEST IV”), a direct, wholly-owned subsidiary of the Company closed its offering of $373.4 million in aggregate principal amount of fixed rate notes (the “WEST IV Notes”). The WEST IV Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $326.8 million and the Series B Notes in an aggregate principal amount of $46.7 million. The WEST IV Notes are secured by, among other things, WEST IV’s direct and indirect interests in a portfolio of 55 engines and one airframe.

The Series A Notes have a fixed coupon of 4.75%, an expected maturity of approximately eight years and a final maturity date of September 15, 2043. The Series B Notes have a fixed coupon of 5.44%, an expected maturity of approximately eight years and a final maturity date of September 15, 2043. The Series A Notes were issued at a price of 99.99504% of par and the Series B Notes were issued at a price of 99.99853% of par. Principal and interest on the WEST IV Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the Indenture. Proceeds from asset sales by WEST IV will be used, at WEST IV’s election subject to certain conditions, to reduce WEST IV’s debt or to acquire other engines or airframes.

As of September 30,  2018, $373.4 million of the WEST IV Notes were outstanding. The assets of WEST IV are not available to satisfy the Company’s obligations other than the obligations specific to WEST IV. WEST IV is consolidated for financial statement presentation purposes. WEST IV’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST IV’s maintenance of adequate reserves and capital. Under WEST IV, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

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

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at September 30, 2018.

5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $466.0 million and $501.3 million of borrowings at September 30, 2018 and December 31, 2017, respectively, at variable rates. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 31 months as of September 30, 2018. The fair value of the swap at September 30, 2018 and December 31, 2017 was $2.8 million and $1.1 million, respectively, representing a net asset. The Company recorded a gain of $0.1 million and a loss of $0.1 million in the three months ended September 30, 2018 and 2017, respectively, and a gain of $0.2 million and a loss of $0.5 million during the nine months ended September 30, 2018 and 2017, respectively, from derivative instruments.

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

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Amount of Gain Recognized		Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Three Months Ended September 30,		Income	Three Months Ended September 30,
Relationships	2018	2017	(Effective Portion)	2018	2017
	(in thousands)			(in thousands)
Interest rate contracts	$221	$164	Interest expense	$113	$(117)
Total	$221	$164	Total	$113	$(117)

	Amount of Gain Recognized		Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	in OCI on Derivatives		Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)		Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		Income	Nine Months Ended September 30,
Relationships	2018	2017	(Effective Portion)	2018	2017
	(in thousands)			(in thousands)
Interest rate contracts	$1,636	$160	Interest expense	$182	$(517)
Total	$1,636	$160	Total	$182	$(517)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparty for the interest rate swap was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable, and did not require the counterparty to provide collateral or other security to the Company.

6.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2018 was $3.6 million and $9.4 million, respectively. Income tax expense for the three and nine months ended September 30, 2017 was $3.0 million and $13.4 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 27.0% and 27.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 35.9% and 40.7%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

•

Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2018 and December 31, 2017 was estimated to have a fair value of approximately $1,416.6 million and $1,090.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2018 and December 31, 2017, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $2.8 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively.  For the nine months ended September 30, 2018, $0.2 million was realized through the income statement as a decrease in interest expense. For the nine months ended September 30, 2017, $0.5 million was realized through the income statement as an increase in interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease, equipment held for sale and spare parts inventory as of September 30, 2018 and December 31, 2017.

	Assets Written Down to Fair Value								Total Losses
	September 30, 2018				December 31, 2017				Nine Months Ended September 30,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2018	2017
	(in thousands)								(in thousands)
Equipment held for lease	$—	$5,619	$—	$5,619	$—	$23,255	$—	$23,255	$(3,434)	$(9,019)
Equipment held for sale	—	2,110	—	2,110	—	39,261	—	39,261	(1,359)	(10,649)
Spare parts inventory	—	934	—	934	—	5,336	—	5,336	(2,169)	(2,575)
Total	$—	$8,663	$—	$8,663	$—	$67,852	$—	$67,852	$(6,962)	$(22,243)

A write-down of $4.8 million was recorded during the nine months ended September 30, 2018 for four engines and six airframe parts packages. The engines were written down due to a management decision to part-out the engines, in which the net book values exceeded the estimated proceeds. The airframe parts packages were held for consignment sales with third party vendors, in which the net book values exceeded the estimated proceeds.

A write-down of $19.7 million was recorded during the nine months ended September 30, 2017 for seven engines and three aircraft for which their leases ended or were modified in the period. Management evaluated the equipment return condition, end of lease compensation, accumulated maintenance reserves and expected future proceeds from part out and sale to record its initial best estimate of impairment.

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

There were no anti-dilutive shares during the three months ended September 30, 2018 or 2017. There were 0.2 million and 925 anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share during the nine months ended September 30, 2018 and 2017, respectively. The difference between average common shares outstanding to calculate basic and assuming full dilution is due to restricted stock issued under the 2007 Stock Incentive Plan.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income attributable to common shareholders	$8,834	$4,939	$22,624	$18,436

Basic weighted average common shares outstanding	5,900	6,055	5,960	6,068
Potentially dilutive common shares	104	129	123	147
Diluted weighted average common shares outstanding	6,004	6,184	6,083	6,215

Basic weighted average earnings per common share	$1.50	$0.82	$3.80	$3.04
Diluted weighted average earnings per common share	$1.47	$0.80	$3.72	$2.97

9. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in October 2016 and extended the plan to December 31, 2018. Repurchased shares are immediately retired. During the nine months ended September 30, 2018, the Company repurchased a total of 423,629 shares of common stock for approximately $14.5 million under this program, at a weighted average price of $34.27 per share. At September 30, 2018, approximately $14.8 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2018, the Company paid total dividends of $2.4 million on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 10 in the 2017 Form 10-K.

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$1,392	$1,134	$3,957	$3,193
Employee Stock Purchase Plan	27	20	47	35
Total Stock Compensation Expense	$1,419	$1,154	$4,004	$3,228

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

As of September 30, 2018, the Company has granted 2,883,414 RSA’s under the 2007 Plan. Of this amount, 169,144 shares were cancelled and returned to the pool of shares which could be granted under the 2018 Plan resulting in a net number of 885,730 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

As of September 30, 2018, the Company has not granted RSA’s under the 2018 Plan.

The following table summarizes restricted stock activity during the nine months ended September 30, 2018:

Shares
Restricted stock at December 31, 2017	328,122
Shares granted	267,454
Shares forfeited	(2,400)
Shares vested	(167,870)
Restricted stock at September 30, 2018	425,306

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the nine months of 2018 and 2017, respectively, 11,284 and 11,485 shares of common stock were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

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

The following tables present a summary of the reportable segments (in thousands):

	Leasing and
Three months ended September 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$46,984	$—	$—	$46,984
Maintenance reserve revenue	19,370	—	—	19,370
Spare parts and equipment sales	—	8,354	—	8,354
Gain on sale of leased equipment	1,150	106	—	1,256
Other revenue	2,010	274	(274)	2,010
Total revenue	69,514	8,734	(274)	77,974

Expenses:
Depreciation and amortization expense	19,771	90	—	19,861
Cost of spare parts and equipment sales	—	5,848	—	5,848
Write-down of equipment	1,215	—	—	1,215
General and administrative	17,003	1,121	—	18,124
Technical expense	2,290	—	—	2,290
Interest expense	17,885	—	—	17,885
Total expenses	58,164	7,059	—	65,223
Earnings from operations	$11,350	$1,675	$(274)	$12,751

	Leasing and
Nine months ended September 30, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$129,710	$—	$—	$129,710
Maintenance reserve revenue	56,855	—	—	56,855
Spare parts and equipment sales	—	21,701	—	21,701
Gain on sale of leased equipment	1,917	225	—	2,142
Other revenue	5,716	1,596	(1,550)	5,762
Total revenue	194,198	23,522	(1,550)	216,170

Expenses:
Depreciation and amortization expense	55,336	264	—	55,600
Cost of spare parts and equipment sales	—	16,537	—	16,537
Write-down of equipment	4,793	—	—	4,793
General and administrative	47,181	3,336	—	50,517
Technical expense	9,199	—	—	9,199
Interest expense	46,617	—	—	46,617
Total expenses	163,126	20,137	—	183,263
Earnings from operations	$31,072	$3,385	$(1,550)	$32,907

	Leasing and
Three months ended September 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$33,474	$—	$—	$33,474
Maintenance reserve revenue	20,370	—	—	20,370
Spare parts and equipment sales	—	9,294	—	9,294
Gain on sale of leased equipment	22	152	—	174
Other revenue	2,538	247	(236)	2,549
Total revenue	56,404	9,693	(236)	65,861

Expenses:
Depreciation and amortization expense	16,056	86	—	16,142
Cost of spare parts and equipment sales (2)	—	7,148	—	7,148
Write-down of equipment (2)	6,226	—	—	6,226
General and administrative	13,387	921	—	14,308
Technical expense	2,605	—	—	2,605
Interest expense	14,220	—	—	14,220
Total expenses	52,494	8,155	—	60,649
Earnings from operations	$3,910	$1,538	$(236)	$5,212

	Leasing and
Nine months ended September 30, 2017	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$95,045	$—	$—	$95,045
Maintenance reserve revenue	64,212	—	—	64,212
Spare parts and equipment sales	19,300	21,973	—	41,273
Gain on sale of leased equipment	4,463	221	—	4,684
Other revenue	6,314	697	(572)	6,439
Total revenue	189,334	22,891	(572)	211,653

Expenses:
Depreciation and amortization expense	48,526	260	—	48,786
Cost of spare parts and equipment sales (2)	14,623	17,498	—	32,121
Write-down of equipment (2)	19,668	—	—	19,668
General and administrative	38,008	2,566	—	40,574
Technical expense	7,345	—	—	7,345
Interest expense	36,398	—	—	36,398
Total expenses	164,568	20,324	—	184,892
Earnings from operations	$24,766	$2,567	$(572)	$26,761

(1)	Represents revenue generated between our operating segments.
(2)

The amounts herein include reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within Write-down of equipment to the Costs of spare parts and equipment sales expense line item. The three and nine months ended September 30, 2017 were impacted by a reclassification of $0.7 million and $2.6 million, respectively, reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

	Leasing and
	Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2018	$1,919,003	$46,193	$—	$1,965,196
Total assets as of December 31, 2017	$1,556,406	$47,025	$—	$1,603,431

12. Related Party Transaction

During the third quarter of 2018, the Company’s Chief Executive Officer utilized the WASI spare parts warehouse to temporarily store personal equipment and has reimbursed the Company $450 as of September 30, 2018 for such usage.

On September 12, 2018, in a transaction approved by an independent committee of the Board of Directors, the Company purchased 88,000 shares of common stock directly from the Company’s Chief Executive Officer. The agreed and paid price per share was $34.2972, the volume weighted average price on September 12, 2018.

During the nine months of 2018, the Company accrued approximately $44,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest. These expenses were for lodging and other business related services. These transactions were approved by the Board’s independent Directors.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, and the selective sale of such aircraft, engines and related equipment, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2018, all of our leases were operating leases. As of September 30, 2018, we had 101 lessees in 51 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2018, our lease portfolio consisted of 250 engines, 14 aircraft and 10 other leased parts and equipment with an aggregate net book value of $1,590.5 million. As of September 30, 2018, we also managed 423 engines, aircraft and related equipment on behalf of other parties.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017:

Lease Rent Revenue. Lease rent revenue increased by $13.5 million or 40.4% to $47.0 million in the three months ended September 30, 2018 from $33.5 million for the three months ended September 30, 2017. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets. During the three months ended September 30, 2018, we purchased equipment (including capitalized costs) totaling $77.1 million, which primarily consisted of eight engines purchased for our lease portfolio. During the three months ended September 30, 2017, we purchased equipment (including capitalized costs) totaling $65.0 million, primarily consisting of two engines and five aircraft.

The aggregate net book value of equipment held for lease at September 30, 2018 and September 30, 2017, was $1,590.5 million and $1,199.9 million, respectively, an increase of 32.6%. Average utilization (based on net book value) for the three months ended September 30, 2018 decreased to approximately 90% from 91% for the three months ended September 30, 2017. Utilization was influenced by the Company’s acquisition of new equipment.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $1.0 million, or 4.9%, to $19.4 million for the three months ended September 30, 2018 from $20.4 million for the three months ended September 30, 2017. We recognized $18.0 million maintenance reserve revenue on our short-term, non-reimbursable leases during the three months of 2018, compared to $11.6 million in the prior year period.

During the three months ended September 30, 2018, two reimbursable leases terminated resulting in the recognition of $1.4 million in maintenance reserve revenue. Comparatively, during the same three months of 2017, three reimbursable lease terminated resulting in the recognition of $8.8 million in maintenance reserve revenue.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $0.9 million, or 10.1%, to $8.4 million for the three months ended September 30, 2018 compared to $9.3 million for the three months ended September 30, 2017. There were no equipment sales in the third quarter of 2018 or 2017.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment increased by $1.1 million to $1.3 million in the three months ended September 30, 2018 from $0.2 million in the three months ended September 30, 2017.  The $1.3 million gain in the three months ended September 30, 2018 reflects the sale of two engines, one aircraft, one airframe and leased parts and equipment. The $0.2 million gain in the three months ended September 30, 2017 reflects the sale of leased parts and equipment.

Other Revenue.  Other revenue decreased by $0.5 million, or 21.1%, to $2.0 million in the three months ended September 30, 2018 from $2.5 million in the three months ended September 30, 2017. Other revenue primarily reflects fees earned related to engines managed on behalf of third parties and service fee revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.7 million, or 23.0%, to $19.9 million for the three months ended September 30, 2018 compared to $16.1 million for the three months ended September 30, 2017. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $1.3 million, or 18.2%, to $5.8 million for the three months ended September 30, 2018 compared to $7.1 million for the three months ended September 30, 2017. The decrease in the cost of spare parts sales is directly correlated to the decrease in spare parts sales. Cost of spare parts sales for the three months ended September 30, 2017 include $0.7 million of reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within the Write-down of equipment expense line item. The reclassification is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

 There were no costs of equipment sales in the third quarter of 2018 or 2017.

Write-down of Equipment. Write-down of equipment decreased by $5.0 million, or 80.5%, to $1.2 million for the three months ended September 30, 2018 compared to $6.2 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, we wrote down one engine and six airframe parts packages, compared to two engines and six airframe parts packages in the three months ended September 30, 2017.

General and Administrative Expenses. General and administrative expenses increased by $3.8 million, or 26.7%, to $18.1 million for the three months ended September 30, 2018 compared to $14.3 million for the three months ended September 30, 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, other transition related expenses, and increased bonus accrual due to operating performance.

Technical Expense. Technical expense decreased by $0.3 million, or 12.1%, to $2.3 million for the three months ended September 30, 2018 compared to $2.6 million for the three months ended September 30, 2017. Technical expense consists of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. This decrease primarily reflects a decrease of $0.7 million in engine maintenance costs, partly offset by an increase of $0.4 million in engine freight and storage costs.

Interest Expense. Interest expense increased to $17.9 million for the three months ended September 30, 2018 compared to $14.2 million for the three months ended September 30, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and our WEST III and WEST IV notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of September 30, 2018 and 2017, were $1,392.1 million and $932.1 million, respectively, of which $466.0 million and $339.4, respectively, was tied to one-month LIBOR. As of September 30, 2018 and 2017, one-month LIBOR was 2.26% and 1.24%, respectively.

Income Tax Expense.  Income tax expense was $3.6 million for the three months ended September 30, 2018 compared to $3.0 million for the three months ended September 30, 2017. The effective tax rate for the third quarter of 2018 was 27.0% compared to 35.9% in the prior year period. This decrease was predominantly due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

Lease Rent Revenue. Lease rent revenue increased by $34.7 million or 36.5% to $129.7 million in the nine months ended September 30, 2018 from $95.0 million for the nine months ended September 30, 2017. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets. During the nine months ended September 30, 2018, we purchased equipment (including capitalized costs) totaling $320.2 million, which primarily included 37 engines purchased for our lease portfolio. During the nine months ended September 30, 2017, we purchased equipment (including capitalized costs) totaling $177.3 million, which primarily included 16 engines and 13 aircraft.

The aggregate net book value of equipment held for lease at September 30, 2018 and September 30, 2017, was $1,590.5 million and $1,199.9 million, respectively, an increase of 32.6%. Average utilization (based on net book value) for the nine months ended September 30, 2018 decreased to approximately 88% from 89% for the nine months ended September 30, 2017. Utilization was influenced by the Company’s acquisition of new equipment.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $7.4 million, or 11.5%, to $56.9 million for the nine months ended September 30, 2018 from $64.2 million for the nine months ended September 30, 2017. We recognized $44.8 million maintenance reserve revenue on our short-term, non-reimbursable leases during the nine months of 2018, compared to $31.8 million in the prior year period.

During the nine months ended September 30, 2018, one lease modification and five reimbursable lease terminations resulted in the recognition of $12.1 million in maintenance reserve revenue. Comparatively, during the same period of 2017, 10 reimbursable leases terminated resulting in the recognition of $32.4 million in maintenance reserve revenue.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $19.6 million, or 47.4%, to $21.7 million for the nine months ended September 30, 2018 compared to $41.3 million for the nine months ended September 30, 2017.  Spare parts sales for the nine months ended September 30, 2018 were $21.7 million compared to $22.0 million in the comparable period in 2017. There were no equipment sales for the nine months ended September 30, 2018, compared to the sale of five airframes for $19.3 million in the prior year period.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment decreased by $2.5 million, or 54.3% to $2.1 million in the nine months ended September 30, 2018 from $4.7 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2018 we sold five engines, three aircraft, one airframe and other related equipment for a net gain of $2.1 million, compared to seven engines and other related equipment generating a net gain of $4.7 million during the nine months ended September 30, 2017.

Other Revenue.  Other revenue decreased by $0.7 million, or 10.5%, to $5.8 million in the nine months ended September 30, 2018 from $6.4 million in the nine months ended September 30, 2017.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.8 million, or 14.0%, to $55.6 million for the nine months ended September 30, 2018 compared to $48.8 million for the nine months ended September 30, 2017. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $15.6 million, or 48.5%, to $16.5 million for the nine months ended September 30, 2018 compared to $32.1 million for the nine months ended September 30, 2017. The decrease in the cost of spare parts sales is directly correlated to the decrease in spare parts sales. Cost of spare parts sales for the nine months ended September 30, 2017 include $2.6 million of reclassifications of scrap inventory write-offs and lower of cost or market write-downs that were previously presented within the Write-down of equipment expense line item. The reclassification is reflected as an increase to Cost of spare parts and equipment sales and a decrease to Write-down of equipment.

There were no costs of equipment sales for the nine months ended September 30, 2018, compared to $14.6 million in the prior year period.

Write-down of Equipment. Write-down of equipment decreased by $14.9 million, or 75.6%, to $4.8 million for the nine months ended September 30, 2018 compared to $19.7 million for the nine months ended September 30, 2017. The $4.8 million for the nine months ended September 30, 2018 reflects the write-down of four engines and six airframe parts packages. A write-down of equipment totaling $19.7 million was recorded in the nine months ended September 30, 2017 due to a management decision to consign four engines for part-out and sale, in which the asset’s net book value exceeded the estimated proceeds.  A further write-down of $3.0 million was recorded due to the adjustment of the carrying value for four engines within the portfolio to reflect estimated market value.

General and Administrative Expenses. General and administrative expenses increased by $9.9 million, or 24.5%, to $50.5 million for the nine months ended September 30, 2018 compared to $40.6 million for the nine months ended September 30, 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, other transition related expenses, and increased bonus accrual due to operating performance.

Technical Expense. Technical expense increased by $1.9 million, or 25.2%, to $9.2 million for the nine months ended September 30, 2018 compared to $7.3 million for the nine months ended September 30, 2017. This increase primarily reflects an increase of $1.3 million in engine maintenance costs.

Interest Expense. Interest expense increased to $46.6 million for the nine months ended September 30, 2018 compared to $36.4 million for the nine months ended September 30, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and our WEST III and WEST IV notes.

Income Tax Expense.  Income tax expense was $9.4 million for the nine months ended September 30, 2018 compared to $13.4 million for the nine months ended September 30, 2017. The effective tax rate for the first nine months of 2018 was 27.1% compared to 40.7% in the prior year period. This decrease was predominantly due to the Tax Cuts and Jobs Act of 2017 (the “Act”) that was signed into law making significant changes to the Internal Revenue

Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, the effect of lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California.

Financial Position, Liquidity and Capital Resources

At September 30, 2018, the Company had $163.9 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $616.4 million and $485.7 million in the nine months ended September 30, 2018 and 2017, respectively, was derived from this activity. In these same time periods, $306.8 million and $448.2 million, respectively, was used to pay down related debt.

Cash Flows Discussion

Cash flows provided by operating activities was $100.8 million and $112.0 million in the nine months ended September 30, 2018 and 2017, respectively. The decrease was primarily due to the increase in spare parts and equipment,  partly offset by the change in maintenance reserves.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease rent revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received from maintenance reserve arrangements and lease security deposits for some of our engines on lease are restricted per our debt agreements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Lease rent revenue and maintenance reserves are also affected by the amount of equipment off-lease. Approximately 92% and 89%, by book value, of our lease assets were on lease at September 30, 2018 and December 31, 2017, respectively. The average utilization rate was approximately 88% and 89% for the nine months ended September 30, 2018 and 2017, respectively. The decline in percentage year over year is a direct result of purchases made in the nine months of 2018, a large portion of which were off-lease. If there is any increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $270.0 million and $123.9 million in the nine months ended September 30, 2018 and 2017, respectively. Our primary use of funds is for the purchase of equipment for operating lease. Purchases of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) totaled $320.2 million and $177.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Cash flows provided by financing activities was $285.7 million for the nine months ended September 30, 2018 and primarily reflected $616.4 million in proceeds from the issuance of debt obligations, partly offset by $306.8 million in principal payments and $14.5 million in share repurchases. Cash flows provided by financing activities of $51.4 million in the nine months ended September 30, 2017 primarily reflected $485.7 million in proceeds from debt obligations, partly offset by $448.2 million in principal payments.

Preferred Stock Dividends

The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2018, the Company paid total dividends of $2.4 million on the Series A-1 and Series A-2 Preferred Stock.

Debt Obligations and Covenant Compliance

On August 22, 2018, Willis Engine Structured Trust IV (“WEST IV”), a direct, wholly-owned subsidiary of the Company closed its offering of $373.4 million in aggregate principal amount of fixed rate notes (the “WEST IV Notes”). The WEST IV Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $326.8 million and the Series B Notes in an aggregate principal amount of $46.7 million. The WEST IV Notes are secured by, among other things, WEST IV’s direct and indirect interests in a portfolio of 55 engines and one airframe.

The Series A Notes have a fixed coupon of 4.75%, an expected maturity of approximately eight years and a final maturity date of September 15, 2043 and Series B Notes will have a fixed coupon of 5.44%, an expected maturity of approximately eight years and a final maturity date of September 15, 2043. The Series A Notes were issued at a price of 99.99504% of par and the Series B Notes were issued at a price of 99.99853% of par. Principal and interest on the WEST IV Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the Indenture. Proceeds from asset sales by WEST IV will be used, at WEST IV’s election subject to certain conditions, to reduce WEST IV’s debt or to acquire other engines or airframes.

The assets of WEST IV are not available to satisfy our or our affiliates’ obligations other than the obligations specific to WEST IV. WEST IV is consolidated for financial statement presentation purposes. WEST IV’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST IV’s maintenance of adequate reserves and capital. Under WEST IV, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

At September 30, 2018, Debt obligations consist of loans totaling $1,392.1 million, net of unamortized issuance costs, payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the "Debt Obligations" Note 4 in Part I, Item 1 of this Form 10-Q.

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

At September 30, 2018, we are in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of: earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense.  The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2018, we are in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2018:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$1,413,383	$55,547	$576,044	$247,029	$534,763
Interest payments under debt obligations	339,157	68,305	118,458	65,581	86,813
Operating lease obligations	4,764	891	1,386	1,141	1,346
Purchase obligations	70,584	70,584	—	—	—
Total	$1,827,888	$195,327	$695,888	$313,751	$622,922

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2018 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2018, $466.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $3.7 million.

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

We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the nine months ended September 30, 2018, 78% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2018 and 2017, respectively.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.Risk Factors

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Changes to trade policy, tariff, sanction and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or international, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories or countries where we currently conduct our business, could adversely affect our business. The executive branch of the United States government has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on corporations or countries, and other government regulations affecting trade between the U.S. and other countries that will affect the manner in which we conduct our business. Trading partners of the United States have also implemented and threatened to implement retaliatory tariffs and/or other impediments to trade.

As a result of new or threatened tariffs, sanctions and/or impediments to trade, both from the United States and other countries, there may be greater restrictions and economic disincentives on international trade. The new or threatened tariffs, sanctions and other changes in trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing tariffs and/or economic sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and services, and as a result, could have an adverse effect on our business, financial condition and results of operations.

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

Common stock repurchases, under our authorized plan, in the three months ended September 30, 2018 were as follows:

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except share and per share data)
July 2018	—	$—	—	$19,157
August 2018	10,468	$34.15	10,468	$18,800
September 2018	115,794	$34.34	115,794	$14,823
Total	126,262	$34.33	126,262	$14,823

Item 5.Other Information

None.

Item 6.

EXHIBITS

Exhibit Number	Description
10.34*

Administrative Agency Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto.

10.35*	Asset Purchase Agreement dated as of August 22, 2018 between the Registrant and Willis Engine Structured Trust IV.
10.36*	Trust Indenture dated as of August 22, 2018 among Willis Engine Structured Trust IV, Deutsche Bank Trust Company Americas, as Trustee, the Registrant and Bank of America, N.A.
10.37*	Revolving Credit Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, Bank of America, N.A. and the Registrant.
10.38*	Servicing Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto.
10.39*

Security Trust Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as security trustee and operating bank.

10.40*	Amendment No. 1 to Agreement to Purchase Spare Engines, dated July 25, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation.
10.41*	Amendment No. 2 to Agreement to Purchase Spare Engines, dated August 9, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2018

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)