Form 10-K
period 2018-12-31
WILLIS LEASE FINANCE CORP
filed 2019-03-14
CIK 1018164

Can’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $102.2 million (based on a closing sale price of $31.59 per share as reported on the NASDAQ National Market).

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2019 was 5,793,255.

The Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2018 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2018, we had a total lease portfolio consisting of 244 engines and related equipment, 17 aircraft and 10 other leased parts and equipment with 81 lessees in 47 countries with an aggregate net book value of $1,673.1 million. In addition to our owned portfolio, as of December 31, 2018, we managed a total lease portfolio of 440 engines, aircraft and related equipment for other parties.

In 2013, we launched Willis Aeronautical Services, Inc. (“Willis Aero”), a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment from third parties of aircraft and engines.

In 2016, we purchased, through our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”).  TES was the engine management and consulting business of the TES Aviation Group. Willis Asset Management had 404 engines, excluding WLFC engines, under management as of December 31, 2018.

We are a Delaware corporation, incorporated in 1996. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries unless otherwise indicated.

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

Leasing and Related Operations

Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is between 10% and 14% of the total number of installed engines. Industry research suggests that there are nearly 45,000 engines installed on commercial aircraft. Accordingly, it is estimated that there are 4,500 spare engines in the market, including both owned and leased spare engines.

Our engine portfolio consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft.

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

Total revenues from our Leasing and Related Operations reportable segment was 88.2%, 89.1% and 92.8% of the respective total consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Spare Parts Sales

Our wholly owned subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or from the leasing portfolio. The launch of this business segment in 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 4.7% annual growth in the global commercial jet fleet, doubling the current fleet to over 42,000 aircraft by 2037. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than finance leases or ownership of spare engines. We believe that currently as many as 35% to 40% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2018, all of our leases to air carriers, manufacturers and MROs are operating leases as opposed to finance leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

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

Upon termination of a lease, we will either enter into a new lease, sell or part out the related engines or airframe. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

• general market conditions;

•	regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of engines);

• changes in demand for air travel;

• fuel costs;

• changes in the supply and cost of aircraft equipment; and

• technological developments.

The value of a particular used engine or airframe varies greatly depending upon its condition, the maintenance services performed during the lease term and, as applicable, the number of hours or cycles remaining until the next major maintenance is required. If we are unable to lease or sell engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.

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

As of December 31, 2018, we had a total lease portfolio consisting of 244 engines and related equipment, 17 aircraft and 10 other leased parts and equipment with a net book value of $1,673.1 million. As of December 31, 2017, we had a total lease portfolio consisting of 225 aircraft engines and related equipment, 16 aircraft and 7 other leased parts and equipment, with a net book value of $1,342.6 million.

As of December 31, 2018 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2019	$136,549
2020	68,565
2021	44,163
2022	30,017
2023	12,019
Thereafter	7,299
$298,612

As of December 31, 2018, we had 81 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 47 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owned a lease portfolio of 32 engines and one aircraft with a net book value of $234.8 million as of December 31, 2018. Our investment in the joint venture is $34.2 million as of December 31, 2018.

In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of four engines with a net book value of $51.9 million as of December 31, 2018. Our investment in the joint venture is $13.8 million as of December 31, 2018.

AIRCRAFT LEASING

As of December 31, 2018, we owned and leased seven Boeing 737 aircraft, six A319-111 aircraft, and four A319-112 aircraft with an aggregate net book value of $183.7 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties or from the leasing portfolio. The launch of this new business segment in 2013 positioned our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines. With the establishment of Willis Aero, we are able to manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2018, spare parts inventory had a carrying value of $48.9 million.

ASSET MANAGEMENT

In 2016, Willis Asset Management purchased the business and assets of TES, the engine management and consulting business of the TES Aviation Group.  Willis Asset Management is an asset management, technical services and consultancy business.  Willis Asset Management had 404 engines, excluding WLFC engines, under management as of December 31, 2018.

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

•

We have a diverse lease portfolio by customer, geography and asset type. As of December 31, 2018, we had a total lease portfolio consisting of 244 engines and related equipment, 17 aircraft and 10 other leased parts and equipment with 81 lessees in 47 countries and an aggregate net book value of $1,673.1 million.

•

We have a diverse lease product offering (by engine type and types of leases). We lease a variety of noise-compliant, Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft. We offer short and long-term leases, sale/leaseback transactions and engine pooling arrangements where members of the pool have quick access to available spare engines from us or other pool members, which are typically structured as short-term leases.

COMPETITION

The markets for our products and services are very competitive, and we face competition from a number of sources. These competitors include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies and aircraft and aircraft engine spare parts distributors. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, information systems and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that we serve, thereby significantly increasing industry competition and negatively impacting the Company. We can give no assurance that competitive pressures will not materially and adversely affect our business, financial condition or results of operations.

We compete primarily with aircraft engine manufacturers as well as with other aircraft engine lessors. It is common for commercial aircraft operators and MROs to utilize several leasing companies to meet their aircraft engine needs and to minimize reliance on a single leasing company.

Our competitors compete with us in many ways, including pricing, technical expertise, lease flexibility, engine availability, supply reliability, customer service and the quality and condition of engines. Many of our competitors have greater financial resources than we do, or are affiliates of larger companies. We emphasize the quality of our portfolio of aircraft engines, supply reliability and high level of customer service to our aircraft equipment lessees. We focus on ensuring adequate aircraft engine availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed an engine pooling arrangement that allows pool members quick access to available spare aircraft engines.

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

Governmental regulations where the related airframe is registered, and where the aircraft is operated, stipulate noise and emissions levels restrictions. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the United States and the International Civil Aviation Organization, or “ICAO,” have adopted a more stringent set of “Stage IV” standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the United States regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union has established a framework for the imposition of operating limitations on non-Stage IV aircraft.

As of December 31, 2018, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.

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

GEOGRAPHIC AREAS IN WHICH WE OPERATE

At December 31, 2018, approximately 84% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2018, we leased our equipment to lessees domiciled in eight geographic regions. We are subject to a number of risks related to our foreign operations. See “Risk Factors” below.

The following table displays the regional profile of our lease customer base for the three years ended December 31, 2018. The United States and Sweden each accounted for more than 10% of our lease rent revenue in 2018. The United States was the only country individually that accounted for more than 10% of our lease rent revenue in 2017.  The United States and China each accounted for more than 10% of our lease rent revenue in 2016. The tables include geographic information about our leased equipment grouped by the lessee’s domicile (which does not necessarily indicate the asset’s actual location):

	Years Ended December 31,
	2018		2017		2016
	Lease Rent		Lease Rent		Lease Rent
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(dollars in thousands)
Europe	$70,842	40%	$50,789	39%	$44,650	37%
Asia	40,717	23%	34,169	26%	34,524	29%
United States	40,100	23%	20,307	16%	13,395	11%
South America	11,338	6%	11,958	9%	11,504	10%
Mexico	4,721	3%	5,409	4%	6,251	5%
Canada	4,585	3%	4,355	3%	4,049	3%
Middle East	3,286	2%	3,360	3%	3,674	3%
Africa	20	0%	22	0%	1,848	2%
Total	$175,609	100%	$130,369	100%	$119,895	100%

FINANCING/SOURCE OF FUNDS

We, directly or through our Willis Engine Structured Trust II, III, and IV (“WEST II”, “WEST III”, “WEST IV”) asset-backed securitizations (“ABS”) typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow up to 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arrangements from time to time.

EMPLOYEES

As of December 31, 2018, we had 175 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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

Risks Related to Our Operations

We are affected by the risks faced by commercial aircraft operators and MROs because they are our customers.

We operate as a supplier of engines, aircraft and related parts (“aviation equipment”) to commercial aircraft operators and MROs and are indirectly impacted by all the risks facing commercial aircraft operators and MROs today. The ability of each lessee to perform its obligations under the relevant lease and the demand of companies to purchase aviation equipment will depend primarily on the lessee’s (or in the case of parts and materials, the purchaser’s) financial condition and cash flow. This may be affected by factors beyond our control, including:

•	general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

• demand for air travel and air cargo shipments;

• increased competition;

•	the availability of government support, which may be in the form of subsidies, loans (including export/import financing), guarantees, equity investments or otherwise:

•

changes in interest rates and the availability and terms of credit available to commercial aircraft operators including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in fuel hedging contracts and the ability of airlines and MROs to make or refinance principal payments as they come due;

•	geopolitical and other events, including concerns about security, terrorism, war, public health and political instability;

•	changing political conditions, including risk of rising protectionism and imposition of new trade barriers;

• inclement weather and natural disasters;

•	environmental compliance and other regulatory costs, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations;

•	cyber risk, including information hacking, viruses and malware;

• labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

• operating costs, including the price and availability of fuel, maintenance costs, and insurance costs and coverages;

• technological developments;

• airport access and air traffic control infrastructure constraints;

• industry capacity, utilization and general market conditions; and

• market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience:

• a decrease in demand for some types of aviation equipment in our portfolio;

• greater credit risks from our customers, and a higher incidence of lessee defaults and corresponding repossessions;

•	an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations;

• shorter lease terms, which may increase our expenses and reduce our utilization rates; and

• fewer opportunities to manage aviation equipment for other companies, and/or less profitable terms.

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

These risks may reduce our utilization rates, lease margins, maintenance reserve revenues and proceeds from engine and aircraft sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off-lease. As a result of the foregoing and other factors, the availability of engines and aircraft for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of engines or aircraft may produce substantial decreases in lease rates and the appraised and resale value of aviation equipment and may increase the time and costs incurred to lease or sell engines.

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

The U.S. Department of Commerce, or the “Commerce Department,” regulates exports. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of engines and aircraft to foreign entities and the export of related parts. The Commerce Department and the U.S. Department of State may, in some cases, require us to obtain export licenses for engines exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of engines and aircraft into the United States for maintenance or lease and imports of parts for installation on our engines and aircraft.

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules.  Similarly, sanctions issued by the United Nations, the U.S. government, the European Union or other governments could prohibit or restrict us from doing business in certain countries, or with certain customers or persons, and we must monitor our operations and existing and potential lessees and other counterparties for compliance with such sanctions.

Anti-corruption Laws

As a U.S. corporation with significant international operations, we are required to comply with a number of U.S. and international laws and regulations, including those combating corruption.  For example, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar world-wide anti-bribery laws generally prohibit improper payments to foreign officials for the purpose of influencing any official act or decision or securing any improper advantage. The scope and enforcement of anti-corruption laws and regulations may vary. Although our policies expressly mandate compliance with the FCPA and similarly applicable laws, there can be no assurance that none of our employees or agents will take any action in violation of our policies. Violations of such laws or regulations could result in substantial civil or criminal fines or penalties. Actual or alleged violations could also damage our reputation, be expensive to defend, and impair our ability to do business.

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

Environmental regulation

Governmental regulations of noise and emissions levels may be applicable where the related airframe is registered, and where the aircraft is operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the United States and the ICAO have adopted a more stringent set of “Stage IV” standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the United States regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union has established a framework for the imposition of operating limitations on non-Stage IV aircraft. These regulations could limit the economic life of our engines and aircraft or reduce their value, could limit our ability to lease or sell the non-compliant engines or aircraft or, if modifications are permitted, require us to make significant additional investments in the engines or aircraft to make them compliant.

The United States and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the European Union launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators.  Concerns over global warming, climate change or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.

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

Our financial reporting for lease revenue may be adversely impacted by the new model for lease accounting, as well as any future change to current tax laws or accounting principles pertaining to operating or other lease financing.

Our lessees enjoy favorable accounting and tax treatment generally by using operating leases. Changes in tax laws or accounting principles that make operating leases less attractive to our lessees could have a material adverse effect on demand for our leases and on our business.

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have the potential to have an adverse effect on our business.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2019. The Company plans to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.

We may not be adequately covered by insurance.

By virtue of holding title to engines and aircraft, parties suffering damage as a result of malfunction of an engine or aircraft may assert that lessors are strictly liable for losses resulting from the operation of the engines and aircraft. Such liability may be asserted even under circumstances in which the lessor is not directly controlling the operation of the relevant aircraft.  While we maintain contingent insurance covering losses not covered by our lessees’ insurance, such coverage may not be available in circumstances where the lessees’ insurance coverage is insufficient. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. We are required under certain of our debt facilities to obtain political risk insurance for leases to lessees in specified jurisdictions. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.

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

We and our lenders generally are named as additional insureds on liability insurance policies carried by our lessees and are usually the loss payees for damage to our engines and aircraft. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft where we lease the airframe, an engine or other leased equipment could result in significant monetary claims for which there may not be sufficient insurance coverage.

Risks Related to Our Aviation Assets

The value and lease rates of our engines and aircraft could decline.

The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the supply of available engines. We believe values of engines tend to be relatively stable so long as there is sufficient demand for the host aircraft, and the demand for aircraft depend on numerous factors, including age, technology, and customer preference. We believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or used for spare parts in significant numbers. Certain types of engines and aircraft may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines and aircraft from these operators could have an adverse effect on the demand for the affected engine and aircraft types and the values of such aviation equipment.

Upon termination of a lease, we may be unable to enter into new leases or sell the affected aviation equipment on acceptable terms.

We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable aircraft and engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Because the terms of engine leases may be less than 12 months, we may frequently need to remarket engines. We face the risk that we may not be able to keep our engines on lease consistently.

We carry the risk of maintenance and obsolescence for our leased aircraft.  These risks include:

•	The Company will be subject to the greater maintenance risks and risks of declines in value that apply to aircraft, as well as the potentially greater risks of leasing or selling aircraft;

•	our aircraft lessees may file for bankruptcy which could result in us incurring greater losses with respect to aircraft than with respect to engines; and

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

Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II, WEST III and WEST IV engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Seventy-one of our leases comprising approximately 27.4% of the net book value of our on-lease assets at December 31, 2018 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.

We can give no assurance that our operating cash flows and available liquidity reserves, including the amounts held in the reserve restricted cash accounts, will be sufficient to fund necessary engine and aircraft maintenance. Actual maintenance reserve payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees. Furthermore, we can provide no assurance that lessees will meet their obligations to make maintenance reserve payments or perform required scheduled maintenance or, to the extent that maintenance reserve payments are insufficient, to cover the cost of refurbishments or repairs.

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

Any of these events may adversely affect the value of the engine or aircraft, unless and until remedied, and reduce our revenues and increase our expenses. If aviation equipment is damaged during a lease and we are unable to recover from the lessee or though insurance, we may incur a loss.

The advent of superior engine and aircraft technology and higher production levels could cause our existing portfolio of aviation equipment to become outdated and therefore less desirable.

As manufacturers introduce technological innovations and new types of engines and aircraft, certain engines and aircraft in our existing portfolio of aviation equipment may become less desirable to potential lessees or purchasers. This next generation of engines and aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft.

The introduction of new models of engines and aircraft and the potential resulting overcapacity in supply, could adversely affect the residual values and the lease rates for our engines and aircraft, our ability to lease or sell our engines and aircraft on favorable terms, or at all, or result in us recording future impairment charges.

Our customers face intense competition and some carriers are in troubled financial condition.

As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2018, we had an aggregate of approximately $4.8 million in lease rent and $5.6 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with financial covenants in our loan documents (See “Our Financing Facilities Impose Restrictions on our Operations”). While we typically experience some level of delinquency under our leases, default levels may increase over time, particularly as our portfolio of engines and aircraft ages and if economic conditions deteriorate.

Various airlines have filed for bankruptcy in the United States and in foreign jurisdictions, with some seeking to restructure their operations and others ceasing operations entirely. In the case of airlines that are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy laws often allow these airlines to terminate leases early and to return our engines or aircraft without meeting the contractual return conditions. In that case, we may not be paid the full amount, or any part, of our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine or aircraft, but under modified lease terms. If requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine or aircraft while it is under uncertain custody and control.  In that case, we may be required to take legal action to secure the return of the engine or aircraft and its records or, alternatively, to negotiate a settlement under which we can immediately recover the engine or aircraft and its records in exchange for waiving subsequent legal claims.

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

Risks Related to Our Orders of New Engines

We have committed to purchase new engines in 2019 with an aggregate value of up to $66.8 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:

•	forfeiting advance deposits, as well as incurring certain significant costs related to these commitments such as contractual damages and legal, accounting and financial advisory expenses;

•	defaulting on any future lease commitments we may have entered into with respect to these engines, which could result in monetary damages and strained relationships with lessees;

•	failing to realize the benefits of purchasing and leasing the engines; and

•	risking harm to our business reputation, which would make it more difficult to purchase and lease engines in the future on agreeable terms, if at all.

Risks Relating to Our Capital Structure

Our future growth and profitability will depend on our ability to acquire aviation equipment and make other strategic investments.  As a result, our inability to obtain sufficient capital to finance these acquisitions would constrain our ability to grow our portfolio and to increase our revenues.

Our business is capital intensive and highly leveraged. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our portfolio of engines, aircraft and strategic investments is dependent, in part, on the appraised value of such engines, aircraft and investments. If the appraised value of our portfolio declines, we may be required to either refrain from borrowings or reduce the principal outstanding under certain of our debt facilities.

A significant increase in our cost to acquire engines and aircraft, or in our cost of strategic investments, due to increased interest expense or cost of capital will make it more difficult for us to make accretive acquisitions. The disruptions may also adversely affect our ability to raise additional capital to fund our continued growth. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment.

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

We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST II, WEST III and WEST IV, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month LIBOR, so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. As reported by Intercontinental Exchange, the one-month LIBOR was approximately 2.50% and 1.57% on December 31, 2018 and December 31, 2017, respectively.

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

The WEST IV securitization facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to August 2020 and 20% thereafter, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.

Our inability to maintain sufficient liquidity could limit our operational flexibility and also impact our ability to make payments on our obligations as they come due.

In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine and aircraft purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources.”

RISKS RELATING TO THE COMMON STOCK TRADING PRICE

The Company’s Common Stock trading price may be affected by numerous factors that may impose a financial risk on the Company’s stockholders.

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

For the year ended December 31, 2018, 77% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

Substantially all of our leases require payments in U.S. dollars but many of our customers operate in other currencies; if foreign currencies devalue against the U.S. dollar, our lessees may be unable to make their payments to us.

Substantially all of our current leases require that payments be made in U.S. dollars. If the currency that our lessees typically use in operating their businesses devalues against the U.S. dollar, those lessees could encounter difficulties in making payments in U.S. dollars. Furthermore, many foreign countries have currency and exchange laws regulating international payments that may impede or prevent payments from being paid to us in U.S. dollars. Future leases may provide for payments to be made in euros or other foreign currencies. Any change in the currency exchange rate that reduces the amount of U.S. dollars obtained by us upon conversion of future lease payments denominated in euros or other foreign currencies, may, if not appropriately hedged by us, have a material adverse effect on us and increase the volatility of our earnings. If payments on our leases are made in foreign currency, our risks and hedging costs will increase.

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

Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union, commonly referred to as “Brexit”. On March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which triggered a two-year period (subject to extension by unanimous approval of the European Union member states) for the U.K. and European Union to negotiate the terms of the U.K.’s withdrawal. The U.K. and European Union negotiated and proposed a form of withdrawal agreement; however, the U.K. parliament rejected the proposed agreement on January 15, 2019, and any alternative withdrawal agreement remains subject to approval by the U.K. parliament and European Union member states. The nature of the arrangements between the U.K. and the European Union are yet to be determined and difficult to predict. Absent any changes to the current timeline, the U.K. will leave the European Union on March 29, 2019. Uncertainty regarding the outcome of any withdrawal agreement and negotiations between the U.K. and European Union means there is a risk that these arrangements may not be ready for implementation by the end of March 2019, or that the U.K. leaves the European Union without an agreement in place (commonly referred to as a “no-deal Brexit”). Ongoing uncertainty regarding such arrangements may continue for a significant period of time (especially if a no-deal Brexit occurs) and could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations.

We have a presence in certain European Union countries, including Ireland, England, Wales and France. During 2018, we derived approximately 77% of our core leasing revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.

RISKS RELATED TO OUR SMALL SIZE AND CORPORATE STRUCTURE

Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.

The engine and aircraft leasing industry is highly competitive and global. Our primary competitors include GE Capital Aviation Services, Shannon Engine Support Ltd., Pratt &Whitney, Rolls-Royce Partners Finance and Engine Lease Finance Corporation.

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

Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our equity in WEST II, WEST III and WEST IV. Due to WEST II’s, WEST III’s and WEST IV’s bankruptcy remote structure, that equity is subject to the prior payments of WEST II’s, WEST III’s and WEST IV’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST II, WEST III and WEST IV upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST II’s, WEST III’s and WEST IV’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.

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

As a public company, we are subject to various regulatory requirements including, but not limited to, compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Compliance with these regulations results in significant additional costs to us both directly, through increased audit and consulting fees, and indirectly, through the time required by our limited resources to address such regulations. We have complied with Section 404a of the Sarbanes-Oxley Act since December 31, 2007, completing our annual assessment of internal controls over financial reporting. We have complied with Section 404b of the Sarbanes-Oxley Act since December 31, 2009, and our independent registered public accounting firm audits our internal controls over financial reporting. Such compliance requires us to incur additional costs on audit and consulting fees and requires additional management time that may adversely affect our results of operations and cash flows.

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

Charles F. Willis, IV is the founder of WLFC, has served as Chief Executive Officer and a Director since our incorporation in 1985, served as President until July 2011, and has served as Chairman of the Board of Directors since 1996. Mr. Willis has over 45 years of experience in the aviation industry which includes serving as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry,  Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier, and various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments. As our founder and Chief Executive Officer, Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.

As of December 31, 2018, Mr. Willis beneficially owned or had the ability to direct the voting of 2,820,480 shares of our common stock, representing approximately 45% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.

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

We are the servicer and administrative agent for the WEST II, WEST III and WEST IV facilities and our cash flows would be materially and adversely affected if we were removed from these positions.

We are the servicer and administrative agent with respect to engines in the WEST II, WEST III and WEST IV facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in the cases of WEST III and WEST IV) and 2.0% as administrative agent of the aggregate net rents actually received by WEST II, WEST III and WEST IV on their engines. We may be removed as servicer and or administrative agent of our WEST II, WEST III and WEST IV facilities, by an affirmative vote of a requisite number of the WEST II, WEST III and WEST IV note holders.  Such vote could happen upon the occurrence of certain specified events as outlined in the WEST II, WEST III and WEST IV servicing and administrative agency agreements.

As of December 31, 2018, we were in compliance with the financial covenants set forth in the WEST II, WEST III and WEST IV servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as service or administrative agent for the WEST II, WEST III and WEST IV facilities. If we are removed from such role with those facilities, our expenses would increase as our variable interest entities (“VIE’s”) WEST II, WEST III and WEST IV, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.

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

ITEM 2.PROPERTIES

Our principal offices are located in Coconut Creek, Florida where we own 26,500 square feet of office and warehouse space. We also own 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We sub-lease 7,124 square feet of office and warehouse space for our operations in San Diego, California. We lease 30,000 square feet of office and warehouse space in Boynton Beach, Florida and 5,952 square feet of office space in Dublin, Ireland.  We also lease facilities for sales and operations in Larkspur, CA; West Palm Beach, FL; London, UK; Shanghai, China; Singapore; and Blagnac, France.

The Company’s Leasing and Related Operations segment conducts business in all of the properties above. The Spare Parts segment primarily conducts business in the Boynton Beach, FL and Coconut Creek, FL facilities.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year 2018.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information relates to our Common Stock, which is listed on the NASDAQ National Market under the symbol WLFC. As of March 11, 2019, there were approximately 2,081 shareholders of our Common Stock.

The high and low closing sales price of the Common Stock for each quarter of 2018 and 2017, as reported by NASDAQ, are set forth below:

	2018		2017
	High	Low	High	Low
First Quarter	$34.28	$25.58	$27.16	$21.35
Second Quarter	$35.49	$30.97	$27.03	$21.66
Third Quarter	$35.26	$30.81	$26.96	$23.36
Fourth Quarter	$39.86	$33.33	$26.26	$23.65

We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which, in certain situations, prohibit us from paying any dividends or making distributions of any kind with respect to our common stock. The Series A-1 and Series A-2 Preferred Stock carry a quarterly dividend at the rate per annum of 6.5% per share, with a $20.00 liquidation preference per share.

The following table outlines our Equity Compensation Plan Information.

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation
	outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	62,486
2007 Stock Incentive Plan	—	n/a	—
2018 Stock Incentive Plan	—	n/a	890,730
Total	—	n/a	953,216

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

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted on May 24, 2018. Under this 2018 Plan, a total of 800,000 shares are authorized for stock based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 and 2018 Plans, in the form of RSA’s. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of December 31, 2018, the Company has granted 2,885,914 RSA’s under the 2007 Plan. Of this amount, 176,644 shares were cancelled and returned to the pool of shares which could be granted under the 2018 Plan resulting in a net number of 890,730 shares available for future issuance. The fair value of the RSA’s equaled the stock price at the grant date.

As of December 31, 2018, the Company has not granted RSA’s under the 2018 Plan.

On September 27, 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. Shares repurchased are immediately retired. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018.  During 2018, the Company repurchased 471,595 shares totaling $16.2 million under our authorized plan. As of December 31, 2018, the total number of common shares outstanding was approximately 6.2 million.

Effective as of December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60 million of the Company’s common stock until such date.

Common stock repurchases, under our authorized plan, in the fourth quarter ended December 31, 2018 were as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
	(in thousands, except share and per share data)
October	19,711	$34.76	19,711	$14,138
November	8,499	36.84	8,499	13,825
December	19,756	34.95	19,756	60,000
Total	47,966	$35.18	47,966	$60,000

Performance Comparison Graph

The following graph depicts the total return to shareholders from December 31, 2013 through December 31, 2018, relative to the performance of the NASDAQ Composite Index and NASDAQ 100 Financial Index, a peer group that includes WLFC. All indices shown in the graph have been reset to a base of 100 as of December 31, 2013, and assume an investment of $100 on that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

	Years Ended December 31,
	2018	2017 (2)	2016 (2)	2015 (2)	2014 (2)
	(dollars in thousands, except per share data)
Revenue:
Lease rent revenue	$175,609	$130,369	$119,895	$108,046	$101,431
Maintenance reserve revenue	87,009	80,189	57,091	53,396	53,322
Spare parts and equipment sales (1)	71,141	51,423	17,783	25,582	8,917
Gain on sale of leased equipment (1)	6,944	4,929	3,482	8,320	5,882
Other revenue	7,644	7,930	9,023	2,718	4,506
Total revenue	$348,347	$274,840	$207,274	$198,062	$174,058

Net income	$43,231	$62,158	$14,069	$6,460	$7,180

Net income attributable to common shareholders	$39,898	$60,299	$13,780	$6,460	$7,180

Basic weighted average earnings per common share	$6.75	$9.93	$2.10	$0.83	$0.91
Diluted weighted average earnings per common share	$6.60	$9.69	$2.05	$0.81	$0.88
Balance Sheet Data:
Total assets	$1,934,943	$1,603,431	$1,337,887	$1,294,285	$1,245,841
Debt obligations	$1,337,349	$1,085,405	$900,255	$866,089	$825,498
Shareholders’ equity	$286,787	$258,910	$196,260	$209,223	$216,648

Lease Portfolio at the end of the period:
Engines	244	225	208	201	207
Aircraft	17	16	11	10	5
Other leased parts and equipment	10	7	5	5	5

(1)

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC “) 606 – Revenue from Contracts with Customers and has identified the transfer of engines and airframes from the lease portfolio to the Spare Parts segment for part out as sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, the Company presents the sale of these assets on a gross basis and have reclassified the gross revenue on sale to the Spare parts and equipment sales line item from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

(2)

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605 – Revenue Recognition.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry and our ability to capitalize on those trends, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, both to us and our customers; our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; and the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A “Risk Factors” of Part I which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes refer to as “equipment.” As of December 31, 2018, all of our leases were operating leases. As of December 31, 2018, we had 81 lessees in 47 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2018, our lease portfolio consisted of 244 engines, 17 aircraft and 10 other leased parts and equipment with an aggregate net book value of $1,673.1 million. As of December 31, 2018, we also managed 440 engines and related equipment on behalf of other parties.

In 2013 we launched Willis Aero, a wholly-owned subsidiary, whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

In 2016 we purchased, through our wholly owned subsidiary Willis Asset Management, the business and assets of TES. TES was the engine management and consulting business of the TES Aviation Group.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company —WMES for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 32 engines and one aircraft with a net book value of $234.8 million at December 31, 2018. Our investment in the joint venture is $34.2 million as of December 31, 2018.

In 2014 we entered into an agreement with CASC to participate in CASC Willis, a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of 4 engines with a net book value of $51.9 million as of December 31, 2018. Our investment in the joint venture is $13.8 million as of December 31, 2018.

We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2018, all of our engine leases are accounted for as operating leases. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2018, 34 engines having a net book value of $46.3 million were depreciated under this policy with estimated useful lives ranging from 1 to 80 months.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, we evaluate the carrying value of the assets in our lease portfolio to determine if any impairment exists.

Impairment may be identified by several factors, including, comparison of estimated sales proceeds or undiscounted forecasted cash flows over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, we group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our portfolio, this is at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.

We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•

Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers and MRO providers as well as specific market sales and repair cost data.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The most recent adopted and to be adopted accounting pronouncements are described in Note 1(w) to our Consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue is summarized as follows:

	Years Ended December 31,
	2018	2017 (2)	% Change
	(dollars in thousands)
Lease rent revenue	$175,609	$130,369	34.7%
Maintenance reserve revenue	87,009	80,189	8.5%
Spare parts and equipment sales (1)	71,141	51,423	38.3%
Gain on sale of leased equipment (1)	6,944	4,929	40.9%
Other revenue	7,644	7,930	(3.6%)
Total revenue	$348,347	$274,840	26.7%

(1)

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers and has identified the transfer of engines and airframes from the lease portfolio to the Spare Parts segment for part out as sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, we present the sale of these assets on a gross basis and have reclassified the gross revenue on sale to the Spare parts and equipment sales line item from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

(2)

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605 – Revenue Recognition.

Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2018 increased by 34.7% over the comparable period in 2017. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets.  The aggregate net book value of equipment held for lease at December 31, 2018 and 2017, was $1,673.1 million and $1,342.6 million, respectively, an increase of 24.6%. During the year ended December 31, 2018, 38 engines and 7 aircraft were added to our lease portfolio at a total cost of $421.9 million (including capitalized costs). During the year ended December 31, 2017, 30 engines and 10 aircraft were added to our lease portfolio at a total cost of $336.1 million (including capitalized costs).

Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2018 increased 8.5% to $87.0 million from $80.2 million for the year ended December 31, 2017. The $6.8 million increase is primarily related to the increase in engines out on lease with “non-reimbursable” usage fees, generating $63.7 million of short term maintenance revenues compared to $44.2 million of short term maintenance revenues generated in the comparable prior period. Long term maintenance revenue decreased to $23.3 million for the year ended December 31, 2018 compared to $36.0 million in 2017 as a result of fewer long-term leases coming to an end during 2018 as compared to the prior year.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2018 increased by $19.7 million to $71.1 million compared to $51.4 million in 2017. Spare parts sales for the year ended December 31, 2018 were $50.0 million compared to $29.1 million in 2017. Equipment sales for the year ended December 31, 2018 were $21.1 million for the sale of two engines compared to $22.3 million for the sale of six airframes in the comparable period of 2017. As a result of the implementation of ASC 606, the Company reclassified sales of engines from its leasing portfolio by its spare parts segment from net Gain on sale of leased equipment to Spare parts and equipment sales and Cost of spare parts and equipment sales. Additionally, as a result of this implementation, the Company recorded these sales on a gross basis in 2018 which impacted Spare parts and equipment sales by an additional $16.4 million.

Gain on Sale of Leased Equipment. During the year ended December 31, 2018, we sold 14 engines, six aircraft, one airframe and other related equipment from the lease portfolio for a net gain of $6.9 million. During the year ended December 31, 2017, we sold 11 engines and other related equipment from the lease portfolio for a net gain of $4.9 million. As a result of the implementation of ASC 606, the Company reclassified sales of engines from its leasing portfolio by its spare parts segment from Gain on sale of leased equipment to Spare parts and equipment sales. Additionally, as a result of this implementation, the Company recorded these sales on a gross basis in 2018 which reduced the net Gain on sale of leased equipment by $0.7 million.

Other Revenue. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions, service fee revenue, and other discrete revenue items. During the year ended December 31, 2017, Other revenue included a net gain on an insurance settlement of $1.3 million related to a leased aircraft.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $10.8 million or 16.3% to $76.8 million for the year ended December 31, 2018. The increase in depreciation is associated with growth in our lease portfolio and the related larger net book value of the lease portfolio.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2018 was $61.0 million, an increase of 49.4% from 2017. Cost of spare parts sales for the year ended December 31, 2018 were $41.5 million compared to $23.5 million in 2017. Cost of equipment sales was $19.5 million and $17.3 million in the years ended December 31, 2018 and 2017, respectively. As a result of the implementation of ASC 606, the Company reclassified sales of engines from its leasing portfolio by its spare parts segment from net Gain on sale of leased equipment to Spare parts and equipment sales and Cost of spare parts and equipment sales. Additionally, as a result of this implementation, the Company recorded these sales on a gross basis in 2018 which impacted Cost of spare parts and equipment sales by an additional $15.7 million.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $10.7 million for the year ended December 31, 2018, a decrease of $14.3 million from the $24.9 million in 2017. The $10.7 million write-down in 2018 reflects the write-down of seven engines and seven airframe parts packages. A write-down of $21.6 million was recorded due to the adjustment of the carrying value for nine impaired engines and five impaired aircraft within the portfolio to reflect estimated market value for the year ended December 31, 2017. The decrease in write-downs of equipment in 2018 reflects more engines out on long-term lease, which carry significant long term maintenance reserves, as compared to the prior year.

General and Administrative Expenses. General and administrative expenses increased 29.2% to $72.0 million for the year ended December 31, 2018 compared to $55.7 million in 2017. The increase, when compared to the prior year period, primarily reflects additional expenses associated with the transition of personnel to our new Coconut Creek facility, other transition related expenses, and increased bonus accrual due to operating performance.

Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 14.5% to $11.1 million for the year ended December 31, 2018, compared to $9.7 million in 2017. The increase is due primarily to an increase of $0.6 million in engine maintenance costs and an increase of $0.9 million in engine freight costs, both associated with the underlying growth of the business.

Net Finance Costs.  Net finance costs, which primarily reflects interest expense, increased 31.8% to $64.2 million in the year ended December 31, 2018, from $48.7 million for the year ended December 31, 2017. This increase is a result of higher debt obligation balances and increased borrowing cost in 2018 associated with our LIBOR based borrowings and a full year of interest under the WEST III notes and partial year of interest under the WEST IV notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of December 31, 2018 and 2017, were $1,337.3 million and $1,085.4 million, respectively, of which $427.0 million and $501.3, respectively, was tied to one-month LIBOR. As of December 31, 2018 and 2017 one-month LIBOR was 2.50% and 1.57%, respectively.

Income Taxes. Income tax expense for the year ended December 31, 2018 increased to $13.0 million from $(26.1) million for the comparable period in 2017. The effective tax rate for the years ended December 31, 2018 and December 31, 2017 was 23.2% and (72.6)%, respectively. This change was due to the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue is summarized as follows:

	Years Ended December 31,
	2017	2016	% Change
	(dollars in thousands)
Lease rent revenue	$130,369	$119,895	8.7%
Maintenance reserve revenue	80,189	57,091	40.5%
Spare parts and equipment sales	51,423	17,783	189.2%
Gain on sale of leased equipment	4,929	3,482	41.6%
Other revenue	7,930	9,023	(12.1%)
Total revenue	$274,840	$207,274	32.6%

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

Net Finance Costs.  Net finance costs, which primarily reflects interest expense, increased 18.0% to $48.7 million in the year ended December 31, 2017, from $41.3 million for the year ended December 31, 2016. This increase is a result of higher debt obligation balances and increased borrowing cost in 2017 associated with our LIBOR based borrowings and our WEST III notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of December 31, 2017 and 2016, were $1,085.4 million and $900.3 million, respectively, of which $501.3 million and $339.4, respectively, was tied to one-month LIBOR. As of December 31, 2017 and 2016, one-month LIBOR was 1.57% and 0.77%, respectively.

Income Taxes. Income tax expense for the year ended December 31, 2017, decreased to $(26.1) million from $9.9 million for the comparable period in 2016. The effective tax rate for the years ended December 31, 2017 and December 31, 2016 were (72.6)% and 41.2%, respectively. This decrease was due to the 2017 Act that was signed into law making significant changes to the Internal Revenue Code, decreasing federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, lower forecasted permanent non-deductible expenses for executive compensation (IRS code 162(m) calculation) and changes in the proportions of revenue generated within and outside of California during the year ended December 31, 2017.

 Our tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, the Company had $81.9 million of cash, cash equivalents and restricted cash. At December 31, 2018, $5.8 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $759.4 million, $686.2 million and $149.0 million, in the years ended December 31, 2018, 2017, and 2016, respectively, was derived from this borrowing activity. In these same time periods $504.8 million, $496.2 million and $114.0 million, respectively, was used to pay down related debt.

Preferred Stock Dividends

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

The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2018, 2017 and 2016, the Company paid total dividends of $3.3 million, $1.3 million, and nil on the Series A-1 and Series A-2 Preferred Stock, respectively.

Cash Flows Discussion

Cash flows provided by operating activities were $188.7 million, $137.1 million and $91.6 million in the years ended December 31, 2018, 2017, and 2016, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 88% and 89%, by book value, of our assets were on-lease as of December 31, 2018 and December 31, 2017, respectively. The average utilization rate for the year ended December 31, 2018 and 2017 was approximately 89% and 90%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Distributions received from our investment in WMES were $5.7 million, $1.9 million and $1.2 million in the years ended December 31, 2018, 2017, and 2016, respectively.

Cash flows used in investing activities were  $380.5 million, $325.6 million and $123.2 million in the years ended December 31, 2018, 2017, and 2016, respectively. Our primary use of funds is for the purchase of equipment for lease and for sale. Purchases of equipment (including capitalized costs and prepaid deposits) totaled $441.4 million, $373.5 million and $173.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Cash flows provided by financing activities were  $226.4 million, $203.4 million and $21.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash flows provided by financing activities for the year ended December 31, 2018 primarily reflected $759.4 million in proceeds from the issuance of debt obligations, partly offset by $504.8 million in principal payments and $16.1 million in share repurchases. Cash flows provided by financing activities for the year ended December 31, 2017 primarily reflected $686.2 million in proceeds from the issuance of debt obligations, partly offset by $496.2 million in principal payments and $3.5 million in share repurchases. Cash flows provided by financing activities for the year ended December 31, 2016 primarily reflected $149.0 million in proceeds from the issuance of debt obligations, partly offset by $114.0 million in principal payments and $29.0 million in share repurchases.

Debt Obligations and Covenant Compliance

On August 22, 2018, WEST IV, a consolidated VIE of the Company closed its offering of $373.4 million in aggregate principal amount of fixed rate notes (the “WEST IV Notes”). The WEST IV Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $326.8 million and the Series B Notes in an aggregate principal amount of $46.7 million. The WEST IV Notes are secured by, among other things, WEST IV’s direct and indirect interests in a portfolio of 55 engines and one airframe.

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

At December 31, 2018, debt obligations consists of loans totaling $1,337.3 million, net of unamortized issuance costs,  payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 "Debt Obligations" in Part II, Item 8 of this Form 10-K.

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

At December 31, 2018, we are in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of: earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense.  The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2018, we are in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.

Contractual Obligation and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2018:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$1,358,430	$55,380	$537,197	$241,741	$524,112
Interest payments under debt obligations	313,506	66,799	110,483	62,119	74,105
Operating lease obligations	4,797	1,172	1,314	1,128	1,183
Purchase obligations	160,200	160,200	—	—	—
Total	$1,836,933	$283,551	$648,994	$304,988	$599,400

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at December 31, 2018 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month LIBOR and the total debt outstanding in the specified periods.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2019. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2018, $427.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. During 2016, we entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, which has a remaining term of 28 months as of December 31, 2018. The fair value of the swap at December 31, 2018 and 2017 was $1.7 million and $1.1 million, respectively, representing a net asset for us.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements adjusted interest expense by $(0.4) million, $0.6 million, and $25,000 for the years ended December 31, 2018, 2017 and 2016, respectively. This incremental cost (benefit) for the swaps effective for hedge accounting was included in interest expense for the respective periods.

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

On September 12, 2018, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 88,000 shares of common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The agreed and paid price per share was $34.2972, the volume weighted average price on September 12, 2018.

Joint Ventures

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.6 million, $2.4 million and $2.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio. During 2018, the Company sold two engines and one aircraft to WMES for $30.7 million. During 2017, the Company sold two engines to WMES for $14.8 million.

During 2017, the Company sold one engine to CASC Willis for $11.2 million.

Other

During the second quarter of 2018, the Company’s Chief Executive Officer purchased artwork from the Company for $5 thousand. This transaction was approved by the Board’s independent Directors.

During the third quarter of 2018, the Company’s Chief Executive Officer utilized the WASI spare parts warehouse to temporarily store personal equipment and reimbursed the Company $450 for such usage.

During 2018 and 2017, the Company paid approximately $44,000 and $80,000, respectively, of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2018, $427.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $3.3 million (in 2017, $4.0 million).

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2018, 2017, and 2016, respectively, 77%, 84% and 89% of our total lease rent revenues came from non-United States domiciled lessees. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 48.

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

(c) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2018, our internal control over financial reporting is effective under those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page  49.

(d) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) (2) Financial Statement Schedules

Schedule I, Condensed Financial Information of Parent, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 84.

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
10.34*

Administrative Agency Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto. (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q filed November 7, 2018).

10.35*

Asset Purchase Agreement dated as of August 22, 2018 between the Registrant and Willis Engine Structured Trust IV. (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed November 7, 2018).

10.36*

Trust Indenture dated as of August 22, 2018 among Willis Engine Structured Trust IV, Deutsche Bank Trust Company Americas, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed November 7, 2018).

10.37*

Revolving Credit Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, Bank of America, N.A. and the Registrant. (incorporated by reference to Exhibit 10.37 to our report on Form 10-Q filed November 7, 2018).

10.38*

Servicing Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto. (incorporated by reference to Exhibit 10.38 to our report on Form 10-Q filed November 7, 2018).

10.39*

Security Trust Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as security trustee and operating bank. (incorporated by reference to Exhibit 10.39 to our report on Form 10-Q filed November 7, 2018).

10.40*

Amendment No. 1 to Agreement to Purchase Spare Engines, dated July 25, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation. (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed November 7, 2018).

10.41*

Amendment No. 2 to Agreement to Purchase Spare Engines, dated August 9, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation. (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed November 7, 2018).

10.42*

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

Financial Statements are submitted as a separate section of this report beginning on page 51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 14, 2019

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 14, 2019	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 14, 2019	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Finance and Accounting Officer)	Scott B. Flaherty

Date: March 14, 2019	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 14, 2019	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 14, 2019	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 14, 2019	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	51

Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	52

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	53

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	54

Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	55

Notes to Consolidated Financial Statements	56

Schedule I — Condensed Financial Information of Parent	84

Schedule II — Valuation Accounts	89

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Willis Lease Finance Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1991.

Fort Lauderdale, Florida
March 14, 2019

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$11,688	$7,052
Restricted cash	70,261	40,272
Equipment held for operating lease, less accumulated depreciation of $385,483 and $368,683 at December 31, 2018 and 2017, respectively	1,673,135	1,342,571
Maintenance rights	14,763	14,763
Equipment held for sale	789	34,172
Receivables, net of allowances of $2,559 and $949 at December 31, 2018 and 2017, respectively	23,270	18,848
Spare parts inventory	48,874	16,379
Investments	47,941	50,641
Property, equipment & furnishings, less accumulated depreciation of $6,945 and $7,374 at December 31, 2018 and 2017, respectively	27,679	26,074
Intangible assets, net	1,379	1,727
Other assets	15,164	50,932
Total assets (1)	$1,934,943	$1,603,431

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$42,939	$22,072
Deferred income taxes	90,285	78,280
Debt obligations	1,337,349	1,085,405
Maintenance reserves	94,522	75,889
Security deposits	28,047	25,302
Unearned revenue	5,460	8,102
Total liabilities (2)	1,598,602	1,295,050

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2018 and 2017, respectively)	49,554	49,471

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,176 and 6,419 shares issued and outstanding at December 31, 2018 and 2017, respectively)	62	64
Paid-in capital in excess of par	—	2,319
Retained earnings	286,623	256,301
Accumulated other comprehensive income, net of income tax expense of $81 and $83 at December 31, 2018 and 2017, respectively.	102	226
Total shareholders’ equity	286,787	258,910
Total liabilities, redeemable preferred stock and shareholders' equity	$1,934,943	$1,603,431

(1)

Total assets at December 31, 2018 and December 31, 2017 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s:  Cash, $656 and $130; Restricted Cash $70,261 and $40,272, Equipment, $1,032,599 and $657,333; and Other, $1,075 and $20,090 respectively.

(2)

Total liabilities at December 31, 2018 and December 31, 2017 include the following liabilities of VIE’s for which the VIE’s creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations, $903,296 and $577,056, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
REVENUE
Lease rent revenue	$175,609	$130,369	$119,895
Maintenance reserve revenue	87,009	80,189	57,091
Spare parts and equipment sales	71,141	51,423	17,783
Gain on sale of leased equipment	6,944	4,929	3,482
Other revenue	7,644	7,930	9,023
Total revenue	348,347	274,840	207,274

EXPENSES
Depreciation and amortization expense	76,814	66,023	66,280
Cost of spare parts and equipment sales	61,025	40,848	13,293
Write-down of equipment	10,651	24,930	9,514
General and administrative	72,021	55,737	47,780
Technical expense	11,142	9,729	6,993
Net finance costs:
Interest expense	64,220	48,720	41,144
Loss on debt extinguishment	—	—	137
Total net finance costs	64,220	48,720	41,281
Total expenses	295,873	245,987	185,141

Earnings from operations	52,474	28,853	22,133
Earnings from joint ventures	3,800	7,158	1,813
Income before income taxes	56,274	36,011	23,946
Income tax expense (benefit)	13,043	(26,147)	9,877
Net income	43,231	62,158	14,069
Preferred stock dividends	3,250	1,813	281
Accretion of preferred stock issuance costs	83	46	8
Net income attributable to common shareholders	$39,898	$60,299	$13,780

Basic weighted average earnings per common share:	$6.75	$9.93	$2.10
Diluted weighted average earnings per common share:	$6.60	$9.69	$2.05

Basic weighted average common shares outstanding	5,915	6,074	6,570
Diluted weighted average common shares outstanding	6,046	6,220	6,714

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$43,231	$62,158	$14,069
Other comprehensive (loss) income:
Currency translation adjustment	(770)	896	(868)
Unrealized gains on derivative instruments	533	1,061	69
Net (loss) gain recognized in other comprehensive income	(237)	1,957	(799)
Tax benefit (expense) related to items of other comprehensive income	54	(686)	275
Other comprehensive (loss) income	(183)	1,271	(524)
Total comprehensive income	$43,048	$63,429	$13,545

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity

Years Ended December 31, 2018, 2017, and 2016

(In thousands)

			Stockholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss)/Income	Equity
Balances at December 31, 2015	—	$—	7,548	$75	$28,720	$180,949	$(521)	$209,223
Net income	—	—	—	—	—	14,069	—	14,069
Net unrealized loss from currency translation adjustment, net of tax benefit of $300	—	—	—	—	—	—	(568)	(568)
Net unrealized loss from derivative instruments, net of tax expense of $25	—	—	—	—	—	—	44	44
Shares repurchased	—	—	(1,212)	(12)	(28,946)	—	—	(28,958)
Shares issued under stock compensation plans	—	—	127	1	154	—	—	155
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(61)	—	(1,369)	—	—	(1,369)
Stock-based compensation, net of forfeitures	—	—	—	—	3,717	—	—	3,717
Issuance of preferred stock	1,000	19,752	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	8	—	—	—	(8)	—	(8)
Preferred stock dividend	—	—	—	—	—	(281)	—	(281)
Tax benefit on disqualified disposition of shares	—	—	—	—	236	—	—	236
Balances at December 31, 2016	1,000	19,760	6,402	64	2,512	194,729	(1,045)	196,260
Net income	—	—	—	—	—	62,158	—	62,158
Net unrealized gain from currency translation adjustment, net of tax expense of $312	—	—	—	—	—	—	584	584
Net unrealized gain from derivative instruments, net of tax expense of $374	—	—	—	—	—	—	687	687
Shares repurchased	—	—	(155)	(2)	(3,544)	—	—	(3,546)
Shares issued under stock compensation plans	—	—	216	2	175	—	—	177
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(44)	—	(1,094)	—	—	(1,094)
Stock-based compensation, net of forfeitures	—	—	—	—	4,270	—	—	4,270
Issuance of preferred stock	1,500	29,665	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	46	—	—	—	(46)	—	(46)
Preferred stock dividend	—	—	—	—	—	(1,813)	—	(1,813)
Adoption of ASU 2016-19	—	—	—	—	—	1,273	—	1,273
Balances at December 31, 2017	2,500	49,471	6,419	64	2,319	256,301	226	258,910
Net income	—	—	—	—	—	43,231	—	43,231
Net unrealized loss from currency translation adjustment, net of tax benefit of $174	—	—	—	—	—	—	(596)	(596)
Net unrealized gain from derivative instruments, net of tax expense of $120	—	—	—	—	—	—	413	413
Shares repurchased	—	—	(472)	(5)	(6,683)	(9,517)	—	(16,205)
Shares issued under stock compensation plans	—	—	272	3	242	—	—	245
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(43)	—	(1,288)	—	—	(1,288)
Stock-based compensation, net of forfeitures	—	—	—	—	5,410	—	—	5,410
Accretion of preferred shares issuance costs	—	83	—	—	—	(83)	—	(83)
Preferred stock dividend	—	—	—	—	—	(3,250)	—	(3,250)
Adoption of ASU 2018-02	—	—	—	—	—	(59)	59	—
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$43,231	$62,158	$14,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,814	66,023	66,280
Write-down of equipment	10,651	24,930	9,514
Stock-based compensation expenses	5,410	4,270	3,717
Excess tax benefits from stock-based compensation	—	—	236
Amortization of deferred costs	6,403	5,183	4,271
Allowances and provisions	1,503	162	(571)
Gain on sale of leased equipment	(6,944)	(4,929)	(3,482)
Gain on insurance settlement	—	(1,288)	—
Income from joint ventures	(3,800)	(7,158)	(1,813)
Loss on disposal of property, equipment and furnishings	(41)	—	—
Loss on debt extinguishment	—	—	137
Deferred income taxes	12,057	(26,393)	9,099
Changes in assets and liabilities:
Receivables	(5,925)	(2,525)	(2,287)
Distributions received from joint ventures	5,730	1,880	1,167
Spare parts inventory	12,111	(1,855)	(5,093)
Intangibles	—	—	(1,511)
Other assets	(3,453)	(970)	(1,707)
Accounts payable and accrued expenses	12,543	1,129	2,330
Maintenance reserves	21,964	7,994	548
Security deposits	3,075	6,246	(4,048)
Unearned lease revenue	(2,642)	2,279	732
Net cash provided by operating activities	188,687	137,136	91,588

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	64,429	43,791	62,525
Proceeds from insurance settlement	—	14,886	—
Capital contribution to joint ventures	—	—	(5,545)
Purchase of equipment held for operating lease and for sale	(441,416)	(373,483)	(173,662)
Purchase of maintenance rights	—	—	(5,530)
Purchase of property, equipment and furnishings	(3,487)	(10,788)	(1,006)
Net cash used in investing activities	(380,474)	(325,594)	(123,218)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	759,439	686,200	149,000
Debt issuance cost	(7,748)	(8,262)	(3,808)
Principal payments on debt obligations	(504,753)	(496,160)	(113,981)
Interest bearing security deposits	—	(2,261)	455
Proceeds from shares issued under stock compensation plans	245	177	155
Repurchase of common stock	(16,135)	(3,546)	(28,958)
Proceeds from issuance of preferred stock	—	29,665	19,752
Preferred stock dividends	(3,348)	(1,311)	—
Cancellation of restricted stock units in satisfaction of withholding tax	(1,288)	(1,094)	(1,369)
Net cash provided by financing activities	226,412	203,408	21,246

Increase/(decrease) in cash, cash equivalents and restricted cash	34,625	14,950	(10,384)
Cash, cash equivalents and restricted cash at beginning of period	47,324	32,374	42,758
Cash, cash equivalents, and restricted cash at end of period	$81,949	$47,324	$32,374

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$59,122	$42,817	$37,319
Income Taxes	$1,073	$440	$459

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$21,656	$2,696	$5,337
Transfers from Equipment held for operating lease to Equipment held for sale	$—	$45,018	$28,560
Transfers from Equipment held for sale to Spare parts inventory	$26,387	$210	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$18,220	$—	$—
Transfers from Property, equipment and furnishings to Equipment held for lease	$—	$—	$2,925
Accrued preferred stock dividends	$686	$783	$281
Accretion of preferred stock issuance costs	$83	$46	$8

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Unless the context requires otherwise, references to “WLFC”, “the Company”, “we”, “us” or “our” in this Annual Report on Form 10-K refer to Willis Lease Finance Corporation and its subsidiaries.

(a)   Organization

Willis Lease Finance Corporation with its subsidiaries is a provider of aviation services whose primary focus is providing operating leases of commercial aircraft, aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. The Company also engages in the selective purchase and resale of commercial aircraft engines.

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

In 2016, the Company purchased, through a wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”), the business and assets of Total Engine Support Limited (“TES”). TES had been the engine management and consulting business of the TES Aviation Group.

Willis Engine Securitization Trust II (“WEST II” or the “WEST II Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization (“ABS”). WEST II is a variable interest entity (“VIE”) which the Company owns 100% of the equity and consolidates in its financial statements.

On August 4, 2017, the Company closed an asset-backed securitization through a newly-created, bankruptcy-remote, Delaware statutory trust, Willis Engine Structured Trust III (“WEST III” or the “WEST III Notes”), of which the Company is the sole beneficiary. The WEST III Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $293.7 million and the Series B Notes in an aggregate principal amount of $42.0 million. The Company used these funds, net of transaction expenses, to pay off part of its revolving credit facility totaling $491.0 million. WEST III is a VIE which the Company owns 100% of the equity and consolidates in its financial statements.

The assets and liabilities of WEST III remain on the Company’s balance sheet. A portfolio of commercial jet aircraft engines and leases thereon secures the obligations of WEST III under the ABS. The WEST III Notes have a scheduled amortization and are payable solely from revenue received by WEST III from the engines and the engine leases, after payment of certain expenses of WEST III. Series A Notes bear interest at a fixed rate of 4.69% per annum and Series B Notes bear interest at a fixed rate of 6.36% per annum. The WEST III Notes may be accelerated upon the occurrence of certain events, including the failure to pay interest for five business days after the due date thereof. The WEST III Notes are expected to be paid in 10 years. The legal final maturity of the Notes is August 15, 2042.

In connection with the WEST III transactions, the Company entered into a Servicing Agreement and Administrative Agency Agreement with WEST III to provide certain engine, lease management and reporting functions for WEST III in return for fees based on a percentage of collected lease revenues and asset sales.  Because WEST III is consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

On August 22, 2018, Willis Engine Structured Trust IV (“WEST IV”), a consolidated VIE of the Company closed its offering of $373.4 million in aggregate principal amount of fixed rate notes (the “WEST IV Notes”). The WEST IV Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $326.8 million and the Series B Notes in an aggregate principal amount of $46.7 million. The WEST IV Notes are secured by, among other things, WEST IV’s direct and indirect interests in a portfolio of assets.

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

The assets of WEST II, WEST III and WEST IV are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST II, WEST III and WEST IV are consolidated for financial statement presentation purposes. The ABSs’ ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

(b)   Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Willis Lease Finance Corporation and its wholly owned subsidiaries, including VIEs where the Company is the primary beneficiary in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a variable interest entity the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.

The condensed parent company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes herein.

(c)   Revenue Recognition

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

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2018, the Company had an aggregate of approximately $4.8 million in lease rent and $5.6 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

No customer accounted for greater than 10% of total lease rent revenue in 2018, 2017 and 2016.

Gain on sale of leased equipment

The Company regularly sells equipment from its lease portfolio. This equipment may or may not be subject to a lease at the time of sale. The net gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the equipment are not included in the sale, any such amount is included in the calculation of gain or loss.

Spare parts sales

The Spare Parts Sales reportable segment primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or the Company’s leasing operations. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer.  Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts. Management has determined that physical acceptance of the spare parts to be a formality in accordance with Accounting Standards Codification (“ASC”) 606-10-5-86.

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

Managed Services

Managed services revenue predominantly represents fleet management and engine storage services which may be combined on a single contract with a customer. Fleet management services are performed for a stated fixed fee as agreed upon in the services agreement. Engine storage services are for a fixed monthly fee. For a contract containing more than one performance obligation, the allocation of the transaction price is generally performed on the basis of the relative stand-alone selling price of each distinct good or service in the contract. As each of the services provided within the contract have separate prices, the Company allocates the price to its related performance obligation described above. Management has determined each of the revenue elements contain performance obligations that are satisfied over time and therefore recognizes revenue over time in accordance with ASC 606-10-25-27. The Company utilizes the percentage-of-completion method (input method) for recognizing fleet management services and will calculate revenues based on labor hours incurred. Additionally, as is required by ASC 606-10-25-35, as circumstances change over time, the Company will update its measure of progress to reflect any changes in the outcome of the performance obligation. Engine storage services are recognized on a monthly basis utilizing the input method of days passed. Therefore, there is no impact to the timing and amounts of revenue recognized for managed services related to the implementation of ASC 606.

Amounts owed for managed services are typically billed upon contract completion. At January 1, 2018, $0.4 million of unbilled revenue associated with outstanding contracts was reported in Other assets, all of which was recognized by December 31, 2018. At December 31, 2018, unbilled revenue was $0.6 million and the Company expects it to be fully recognized by June 30, 2019. Additionally, manages services are presented within the Other revenue line in the Consolidated Statements of Income.

Other Revenue

Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. During the year ended December 31, 2017, other revenue included a net gain on an insurance settlement of $1.3 million related to a leased aircraft.

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

The aircraft and airframes owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value. The other leased parts and related equipment owned by the Company are depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.

The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2018, 34 engines having a net book value of $46.3 million were depreciated under this policy with estimated useful lives ranging from 1 to 80 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The Company conducts a formal annual review of the carrying value of long-lived assets and also evaluates assets during the year if a triggering event is identified indicating impairment is possible. Such annual review resulted in an impairment charge of $5.3  million, $4.4 million and $1.8 million in 2018, 2017, and 2016, respectively (included in “Write-down of equipment” in the Consolidated Statements of Income).

(e)   Equipment Held for Sale

Equipment held for sale includes engines being marketed for sale as well as third party consigned assets. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.

(f)   Debt Issuance Costs and Related Fees

Fees paid in order to secure debt are capitalized, included in Debt obligations on the Consolidated Balance Sheets, and amortized over the life of the related loan using the effective interest method.

(g)   Interest Rate Hedging

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

(i)   Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.

(j)   Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(k)   Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with its WEST II, WEST III and WEST IV borrowings. Under these borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST II, cash from maintenance reserve payments is held in a restricted cash account equal to the maintenance obligations projected for the subsequent six months, and is subject to a minimum balance of $9.0 million. Under WEST III and WEST IV, cash from maintenance reserve payments is held in a restricted cash account equal to a portion of the maintenance obligations projected for the subsequent nine months, and is subject to a minimum balance of $10.0 million. Under WEST II, all security deposits are held in a restricted cash account until the end of the lease. Under WEST III and WEST IV, security deposits are held in a restricted cash account equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.

(l)   Spare Parts Inventory

Spare parts inventory consists of spare aircraft and engine parts purchased either directly by Willis Aero and also engines removed from the lease portfolio to be parted out. Spare parts inventory is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

(m)   Intangible Assets

Intangible assets include customer relationships and goodwill arising from the Company’s acquisitions of TES.  Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.”

Customer relationships are amortized on a straight line basis over their estimated useful life of five years. The Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually.

(n)   Other assets

Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2018 and 2017, other assets included prepaid deposits of $1.9 million and $36.5 million, respectively, relating to commitments to purchase equipment.

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

(p)   Earnings per share information

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock awards (“RSA’s”). See Note 9 for more information on the computation of earnings per share.

(q)   Investments

The Company’s investments are joint ventures, where it owns 50% of the equity of the ventures and are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.

(r)   Stock Based Compensation

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

(s)   Initial Direct Costs associated with Leases

The Company accounts for the initial direct costs, including sales commissions and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under General and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(t)   Maintenance Rights

The Company identifies, measures and accounts for maintenance right assets and liabilities associated with acquisitions of equipment with in-place leases. A maintenance right asset represents the fair value of the contractual right under a lease to receive equipment in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company's obligation to pay the lessee for the difference between the lease-end contractual maintenance condition of the equipment and the actual maintenance condition of the equipment on the acquisition date.  The equipment condition at the end of the lease term may result in either overhaul work being performed by the lessee to meet the required return condition or a financial settlement.

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

(u)   Foreign Currency Translation

The Company’s foreign investments have been converted at rates of exchange in effect at the balance sheet dates. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.

(v)   Risk Concentrations

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

(w)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are and are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605. Please see Note 1(c) for a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract and Note 2 "Revenue from Contracts with Customers" for the disclosures related to the impact of adopting this standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (a consensus of the Emerging Issues Task Force) to improve the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides guidance on specific cash flow classification issues including the following: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Prior GAAP did not include specific guidance on these eight cash flow classification issues. The Company adopted the guidance effective January 1, 2018 and utilizing the cumulative earnings approach on a retrospective basis, reclassified $1.9 million and $1.2 million of distributions from joint ventures during 2017 and 2016, respectively, from cash flows from investing activities to cash flows from operating activities. The remaining provisions of this update did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) that eliminates “Step 2” from the goodwill impairment test. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required.  The adoption of this standard did not have an impact on the consolidated financial statements or the related disclosures.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The FASB issued this ASU to clarify the scope of subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09.  The effective date and transition requirements of these amendments are the same as the effective date and transition requirements of ASU 2014-09. On January 1, 2018 the Company adopted this standard utilizing the modified retrospective approach and the practical expedient under ASC 606-10-65-1 which allowed the Company the election to not apply the guidance to completed contracts. As there were no incomplete contracts as of January 1, 2018, the Company did not have a cumulative effect adjustment to retained earnings upon adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017

(the “2017 Act”). The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company made the election to early adopt ASU 2018-02 as of January 1, 2018 (the period of adoption) and recorded a reclassification of $59 thousand between Other comprehensive income and Retained earnings as of January 1, 2018.

In September 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) which requires cloud computing arrangements in a service contact to follow the internal-use software guidance provided by ASC 350-40 in determining the accounting treatment of implementation costs. ASC 350-40 states that only qualifying costs incurred during the application development stage may be capitalized. The Company made the election to early adopt ASU 2018-15 on a retrospective basis, and during 2018 has capitalized $0.9 million in cloud computing arrangement implementation costs which is presented within Other assets. There was no prior period impact related to the adoption of ASU 2018-15.

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2019.

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company plans to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.

The Company does not expect that this standard to have a material effect on its financial statements due to the recognition of new ROU assets and lease liabilities for lessee activities. Additionally, while the Company continues to evaluate certain aspects of the new standard in its lessor capacity, including those still being revised by the FASB, the Company does not expect the new standard will have a material effect on its financial statements and also does not expect a significant change in its leasing activities between now and adoption.

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to WLFC. Consequently, on adoption, the Company expects to recognize additional operating liabilities ranging from $4.0 million to $5.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Under ASC 842, a lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. As lessor, the Company believes substantially all of its leases will continue to be classified as operating leases under the new standard. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of its leases as both lessee and lessor. The Company also expects significant new disclosures about its leasing activities in accordance with the new standard.

2. Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified ASC 606. While only a portion of the Company’s revenues is impacted by this guidance as it does not apply to contracts falling under the leasing standard, as part of the implementation process the Company performed an analysis to identify accounting policies that needed to change and additional disclosures that are  required. The Company considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services offered, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. All revenue streams applicable to the new standard (Spare parts and equipment sales and Managed services which is reflected within Other revenue) were evaluated by management. The Company considered recognition under the new standard and concluded the timing of the Company’s revenue recognition will remain the same. Additionally, the Company determined the transfer of engines and airframes from the lease portfolio to the  Spare Parts segment for part out represent sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, the Company presents the sale of these assets on a gross basis and have reclassified the revenue on sale to the Spare parts and equipment sales line item from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

The following tables summarize the impacts to each financial statement line item affected by the adoption of ASC Topic 606 as of and for the year ended December 31, 2018 (in thousands):

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
		Balances without adoption	Impact of adoption:
December 31, 2018	As reported	of ASC Topic 606	Higher/(Lower)
Equipment held for sale	$789	$23,733	$(22,944)
Spare parts inventory	$48,874	$25,930	$22,944

Consolidated Statement of Income Line Items
	Impact of changes in accounting policies
		Balances without adoption	Impact of adoption:
For the year ended December 31, 2018	As reported	of ASC Topic 606	Higher/(Lower)
Revenue:
Spare parts and equipment sales	$71,141	$54,749	$16,392
Gain on sale of leased equipment	$6,944	$7,644	$(700)
Expenses:
Cost of spare parts and equipment sales	$61,025	$45,333	$15,692
Net income	$43,231	$43,231	$—
Net income attributable to common shareholders	$39,898	$39,898	$—

In addition the change in presentation of certain spare parts sales noted above has caused proceeds from sale of such parts to be recorded in cash flows from operating activities having previously been recorded as sale proceeds within investing activities.  This caused an increase in cash flows from operating activities of $16.9 million in the year ended December 31, 2018 and an equal decrease in proceeds from sale of equipment within investing activities.

The following table disaggregates revenue by major source for the year ended December 31, 2018 (in thousands):

	Leasing and
Year ended December 31, 2018	Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$265,894	$—	$—	$265,894
Gain on sale of leased equipment	6,944	—	—	6,944
Spare parts and equipment sales	30,122	41,019	—	71,141
Managed services	4,303	—	—	4,303
Other revenue	—	1,727	(1,662)	65
Total revenue	$307,263	$42,746	$(1,662)	$348,347

(1)	Represents revenue generated between our reportable segments.
(2)

Leasing revenue is recognized under the lease accounting guidance in ASC 840 Leases, and therefore qualifies for the scope exception under ASC 606. Total Leasing revenue includes $3.3 million that is presented in Other revenue line item on the Consolidated Statement of Income.

3. Equipment Held for Operating Lease

As of December 31, 2018, the Company had a total lease portfolio of 244 engines and related equipment, 17 aircraft and 10 other leased parts and equipment with a net book value of $1,673.1 million. As of December 31, 2017, the Company had a total lease portfolio of 225 aircraft engines and related equipment, 16 aircraft and 7 other leased parts and equipment, with a net book value of $1,342.6 million.

A majority of the equipment is leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2018	2017	2016
	(in thousands)
Region
Europe	$70,842	$50,789	$44,650
Asia	40,717	34,169	34,524
United States	40,100	20,307	13,395
South America	11,338	11,958	11,504
Mexico	4,721	5,409	6,251
Canada	4,585	4,355	4,049
Middle East	3,286	3,360	3,674
Africa	20	22	1,848
Totals	$175,609	$130,369	$119,895

	As of December 31,
Net book value of equipment held for operating lease	2018	2017
	(in thousands)
Region
Europe	$624,913	$444,938
Asia	368,690	258,501
United States	260,095	251,959
South America	118,508	111,999
Middle East	43,602	61,606
Mexico	33,795	34,399
Canada	18,792	28,977
Africa	2,597	2,959
Off-lease and other	202,143	147,233
Totals	$1,673,135	$1,342,571

As of December 31, 2018, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$202,143
Month-to-month leases	216,523
Leases expiring 2019	588,615
Leases expiring 2020	290,882
Leases expiring 2021	63,387
Leases expiring 2022	165,117
Leases expiring 2023	90,490
Leases expiring thereafter	55,978
$1,673,135

As of December 31, 2018, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2019	$136,549
2020	68,565
2021	44,163
2022	30,017
2023	12,019
Thereafter	7,299
$298,612

4. Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of December 31, 2018, WMES owned a lease portfolio of 32 engines and one aircraft with a net book value of $234.8 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of four engines with a net book value of $51.9 million as of December 31, 2018.

Years Ending December 31, 2018, 2017 and 2016 (in thousands)	WMES	CASC Willis	Total
Investment in joint ventures as of December 31, 2015	$27,272	$14,023	$41,295
Investment	5,545	—	5,545
Earnings (losses) from joint ventures	2,032	(219)	1,813
Deferred gain on engines sale	(1,212)	—	(1,212)
Distribution	(1,167)	—	(1,167)
Foreign Currency Translation Adjustment	—	(868)	(868)
Investment in joint ventures as of December 31, 2016	32,470	12,936	45,406
Earnings from joint ventures	5,867	1,291	7,158
Deferred gain on engine sale	(443)	(496)	(939)
Distribution	(1,880)	—	(1,880)
Foreign Currency Translation Adjustment	—	896	896
Investment in joint ventures as of December 31, 2017	36,014	14,627	50,641
Earnings (losses) from joint ventures	3,899	(99)	3,800
Distribution	(5,730)	—	(5,730)
Foreign Currency Translation Adjustment	—	(770)	(770)
Investment in joint ventures as of December 31, 2018	$34,183	$13,758	$47,941

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.6 million, $2.4 million and $2.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio.

Summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$38,465	$40,211	$35,463
Expenses	30,934	28,754	31,669
WMES net income	$7,531	$11,457	$3,794

		As of December 31,
		2018	2017
		(in thousands)
Total assets		$274,744	$246,309
Total liabilities		198,534	165,228
Total WMES net equity		$76,210	$81,081

5. Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 2.0% at December 31, 2018, secured by engines. The facility has a committed amount of $890.0 million at December 31, 2018, which revolves until the maturity date of April 2021	$427,000	$491,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	323,075	—
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	46,154	—
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	274,205	289,295
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	39,212	41,370
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	237,847	259,022
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by a corporate aircraft	10,937	12,720
Note payable at a variable interest rate of one-month LIBOR plus 2.25%, matured in January 2018, secured by engines	—	10,336
	1,358,430	1,103,743
Less: unamortized debt issuance costs	(21,081)	(18,338)
Total debt obligations	$1,337,349	$1,085,405

One-month LIBOR was 2.50% and 1.57% as of December 31, 2018 and December 31, 2017, respectively.

Principal outstanding at December 31, 2018, is repayable as follows:

Year	(in thousands)
2019	$55,380
2020	54,980
2021 (includes $427.0 million outstanding on revolving credit facility)	482,217
2022 (includes $173.8 million outstanding on WEST II Series A 2012 term notes)	207,733
2023	34,008
Thereafter	524,112
Total	$1,358,430

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at December 31, 2018.

At December 31, 2018, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In April 2016, the Company entered into a Third Amended and Restated Credit Agreement which increased the revolving credit facility to $890.0 million from $700.0 million and extended the term to April 2021.  This $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion. As of December 31, 2018 and 2017, $463.0 million and  $399.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST II, WEST III, and WEST IV jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

At December 31, 2018, $369.2 million of WEST IV term notes were outstanding. At December 31, 2018 and 2017,  $313.4 million and $330.7 million of WEST III term notes were outstanding, respectively. At December 31, 2018 and 2017, $237.8 million and $259.0 million of WEST II term notes were outstanding, respectively.

The assets of WEST II, WEST III and WEST IV are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity. WEST II, WEST III and WEST IV are consolidated for financial statement presentation purposes. WEST II, WEST III and WEST IV’s ability to make distributions and pay dividends to the Company is subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST II, WEST III and WEST IV, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST II, WEST III, and WEST IV indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

In September 2016, the Company entered into an amendment (the “Amendment No. 2”) to the Amended and Restated Trust Agreement of WEST II, as amended by Trust Amendment No. 1, dated September 2012. The Amendment No. 2 allows the Company to make additional equity contributions to fund engine maintenance expenses, to make up shortfalls in required net sale proceeds from engine dispositions and to provide additional funds in the acquisition of replacement engines for WEST II. These potential future equity contributions by the Company are voluntary.  The Amendment No. 2 also increases the percentage of WEST II engines subject to disposition and modifies certain concentration limits.

In July 2014, the Company closed on a loan with a ten year term totaling $13.4 million. During 2016, the Company closed on two additional loans totaling $4.7 million, repayable over the same initial ten year term. The interest is payable at fixed rates ranging from 2.60% to 2.97%  for the initial five years of the loan term and principal and interest is paid monthly. The loans provided 100% of the funding for the purchase of a corporate aircraft and subsequent modifications and upgrades. The balance outstanding on these loans was $10.9 million and $12.7 million as December 31, 2018 and December 31, 2017, respectively.

In January 2018, the Company repaid an existing loan at the maturity date. The loan was secured by three engines.

6. Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $427.0 million and $501.3 million of borrowings at December 31, 2018 and 2017, respectively, at variable rates. As a matter of policy, management does not use derivatives for speculative purposes. During 2016, the Company entered into one interest rate swap agreement which has notional outstanding amount of $100.0 million, with remaining terms of 28 months as of December 31, 2018. The fair value of the swap at December 31, 2018 and 2017 was $1.7 million and $1.1 million, respectively, representing a net asset. The Company recorded a $(0.4) million, $0.6 million and $25,000 adjustment to interest expense during the three years ended December 31, 2018, respectively from derivative investments.

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

Effect of Derivative Instruments on Earnings in the Statements of Income and of Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three years ended December 31, 2018:

	Amount of Gain Recognized			Location of Gain (Loss)	Amount of Gain (Loss) Reclassified
	in OCI on Derivatives			Reclassified from	from Accumulated OCI into Income
Derivatives in	(Effective Portion)			Accumulated OCI into	(Effective Portion)
Cash Flow Hedging	Years Ended December 31,			Income	Years Ended December 31,
Relationships	2018	2017	2016	(Effective Portion)	2018	2017	2016
	(in thousands)				(in thousands)
Interest rate contracts	$533	$1,061	$69	Interest expense	$359	$(621)	$(25)
Total	$533	$1,061	$69	Total	$359	$(621)	$(25)

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

7. Income Taxes

The components of income before income taxes are as follows

	Years ended December 31,
	2018	2017	2016
	(in thousands)
United States	$55,117	$35,050	$21,634
Foreign	1,157	961	2,312
Income before income taxes	$56,274	$36,011	$23,946

The components of income tax expense (benefit) for the three years ended December 31, 2018 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2018
Current	$—	$364	$622	$986
Deferred	12,871	(814)	—	12,057
Total	$12,871	$(450)	$622	$13,043

2017
Current	$(58)	$284	$20	$246
Deferred	(31,198)	4,805	—	(26,393)
Total	$(31,256)	$5,089	$20	$(26,147)

2016
Current	$324	$14	$440	$778
Deferred	8,807	292	—	9,099
Total	$9,131	$306	$440	$9,877

The following is a reconciliation of the federal income tax expense (benefit) at the statutory rate of 21% (34% for the years ended December 31, 2017 and 2016, respectively) to the effective income tax expense:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Statutory federal income tax expense	$11,818	$12,244	$8,142
State taxes, net of federal benefit	(526)	3,360	202
Foreign tax paid	622	20	440
Change in federal tax rate	—	(43,643)	—
Tax consequences of the sale of equipment to WMES	—	164	—
Uncertain tax positions	—	—	(40)
Permanent differences-nondeductible executive compensation	1,144	1,238	1,201
Permanent differences and other	(15)	470	(68)
Effective income tax expense (benefit)	$13,043	$(26,147)	$9,877

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2015	$274
Increases related to current year tax positions	4
Decreases due to tax positions released	(72)
Balance as of December 31, 2016	206
Increases related to current year tax positions	4
Decreases due to tax positions expired	(19)
Balance as of December 31, 2017	191
Increases related to current year tax positions	—
Decreases due to tax positions expired	(9)
Balance as of December 31, 2018	$182

No reserve was established as of December 31, 2018 and December 31, 2017 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,094	$1,754
State taxes	77	1,653
Reserves and allowances	1,187	2,531
Other accruals	3,795	643
Alternative minimum tax credit	—	—
Foreign tax credit	26	42
Net operating loss carry forward	39,996	29,874
Charitable contributions	38	22
Total deferred tax assets	46,213	36,519
Less: valuation allowance	(652)	(806)
Net deferred tax assets	45,561	35,713

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(133,453)	(114,347)
Other deferred tax assets (liabilities)	(2,365)	437
Net deferred tax liabilities	(135,818)	(113,910)

Other comprehensive loss deferred tax liability	(28)	(83)

Net deferred tax liabilities	$(90,285)	$(78,280)

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $188.3 million for federal tax purposes and $0.8 million for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2023 to 2037 and the state net operating loss carry forwards will expire at various times from 2019 to 2038. Federal net operating loss generated in 2018 under US tax reform has an indefinite life. The gross 2004 California net operating loss of $5.5 million expired in 2018. There is a $0.7 million valuation allowance for net operating losses in California that expire between 2019 and 2038. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section

382 of the Internal Revenue Code and similar state tax law. In 2017, the Company included the alternative minimum tax credit of approximately $0.4 million for federal income tax purposes as a tax receivable and will recognize this credit between 2-4 years to offset future regular tax liabilities. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2015-2018 and 2014-2018, respectively.

On December 22, 2017, the 2017 Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated the impact of the 2017 Act in the 2017 year end income tax provision in accordance with management’s understanding of the 2017 Act and guidance available as of the date of the 2017 filing and as a result recorded an income tax benefit in 2017. The benefit related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they were expected to reverse in the future, was $43.6 million.

8. Fair Value Measurements

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•

Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2018 and 2017 was estimated to have a fair value of approximately $1,348.1 million and $1,090.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end.

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2018 and 2017, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $1.7 million and $1.1 million as of December 31, 2018 and 2017, respectively. In 2018, 2017 and 2016, $(0.4) million, $0.6 million and $25,000, respectively, was realized through the income statement as an adjustment to interest expense.

The following table shows by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of:

	Assets and (Liabilities) at Fair Value
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Derivatives	$—	$1,662	$—	$1,662	$—	$1,129	$—	$1,129
Total	$—	$1,662	$—	$1,662	$—	$1,129	$—	$1,129

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. At December 31, 2018 and 2017, the Company used Level 2 inputs to measure write down of equipment held for lease and equipment held for sale.

	Assets at Fair Value								Total Losses
	December 31, 2018				December 31, 2017				December 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2018	2017
	(in thousands)								(in thousands)
Equipment held for lease	$—	$17,756	$—	$17,756	$—	$23,255	$—	$23,255	$(8,893)	$(12,879)
Equipment held for sale	—	472	—	472	—	39,261	—	39,261	(1,758)	(12,051)
Total	$—	$18,228	$—	$18,228	$—	$62,516	$—	$62,516	$(10,651)	$(24,930)

Write-downs of equipment to their estimated fair values totaled $10.7 million for the year ended December 31, 2018 which included write-downs of $8.9 million for the adjustment of the carrying value of seven impaired engines and $1.8 million in third party consignment write-downs.

Write-downs of equipment to their estimated fair values totaled $24.9 million for the year ended December 31, 2017 which included write-downs of $16.9 million for the adjustment of the carrying value of nine impaired engines and $4.7 million to adjust the carrying value of five impaired aircraft within the portfolio to reflect estimated market value.

9. Earnings Per Share

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

The computations of diluted weighted average earnings per common share do not include approximately 400,  700 and Nil restricted shares for the year ended December 31, 2018, 2017, and 2016, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to common shareholders	$39,898	$60,299	$13,780

Basic weighted average common shares outstanding	5,915	6,074	6,570
Potentially dilutive common shares	131	146	144
Diluted weighted average common shares outstanding	6,046	6,220	6,714

Basic weighted average earnings per common share	$6.75	$9.93	$2.10
Diluted weighted average earnings per common share	$6.60	$9.69	$2.05

10. Commitments, Contingencies, Guarantees and Indemnities

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(in thousands)
2019	$1,172
2020	676
2021	638
2022	645
2023	483
Thereafter	1,183
Total	$4,797

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2018, the Company had $160.2 million in purchase commitments of equipment that will be satisfied within one fiscal year. The purchase obligations are subject to escalation based on the closing date of each transaction.

11. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. Share repurchases are retired immediately. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the Plan to December 31, 2018. During 2018, the Company repurchased 471,595 shares of common stock for approximately $16.2 million under this program, at a weighted average price of $34.36 per share. During 2017, the Company repurchased 155,312 shares of common stock for approximately $3.5 million under this program, at a weighted average price of $22.83 per share.

Effective as of December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60 million of the Company’s common stock until such date.

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

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2018 and 2017, the Company paid total dividends of $3.2 million and $1.3 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.

Liquidation Preference: The holders of the Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the Preferred Stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to $20.00 per share, plus any declared but unpaid dividends.

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

12. Stock-Based Compensation Plans

The components of stock compensation expense for the three years ended December 31, 2018 were as follows:

	2018	2017	2016
	(in thousands)
2007 Stock Incentive Plan	$5,353	$4,207	$3,681
Employee Stock Purchase Plan	57	63	36
Total Stock Compensation Expense	$5,410	$4,270	$3,717

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,800,000 shares are authorized for stock based compensation available in the form of either RSA’s or stock options. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. There are no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted on May 24, 2018. Under this 2018 Plan, a total of 800,000 shares are authorized for stock based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 and 2018 Plans, in the form of RSA’s. The RSA’s are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of December 31, 2018, the Company has granted 2,885,914 RSA’s under the 2007 Plan. Of this amount, 176,644 shares were cancelled and returned to the pool of shares which could be granted under the 2018 Plan resulting in a net number of 890,730 shares available for future issuance. The fair value of the RSA’s equaled the stock price at the grant date.

As of December 31, 2018, the Company has not granted RSA’s under the 2018 Plan.

The following table summarizes restricted stock activity under the 2007 Plan for the three years ended December 31, 2018:

		Weighted Average	Aggregate Grant
	Number Outstanding	Grant Date Fair Value	Date Fair Value
Balance as of December 31, 2015	396,595	$17.98	$7,131,200
Shares granted	136,645	21.55	2,944,941
Shares forfeited	(20,377)	17.79	(362,536)
Shares vested	(213,528)	17.12	(3,655,269)
Balance as of December 31, 2016	299,335	20.24	6,058,336
Shares granted	215,603	24.89	5,365,731
Shares forfeited	(10,999)	24.38	(268,200)
Shares vested	(175,817)	19.61	(3,448,628)
Balance as of December 31, 2017	328,122	23.49	7,707,239
Shares granted	270,454	33.91	9,172,223
Shares forfeited	(9,900)	32.06	(317,430)
Shares vested	(170,786)	22.25	(3,799,213)
Balance as of December 31, 2018	417,890	$30.54	$12,762,819

At December 31, 2018 the stock compensation expense related to the RSA’s that will be recognized over the average remaining vesting period of 1.8 years totaled $8.7 million. At December 31, 2018, the intrinsic value of unvested RSA’s was $14.5 million.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2018, 2017, and 2016, 11,132, 11,485, and 11,014 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $9.42,  $7.39 and $6.35 for 2018, 2017 and 2016, respectively.

13. Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the United States. In 2018, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $18,500 (or $24,500 for employees at least 50 years of age). The Company matches 50% of employee contributions up to 8% of the employee’s salary and capped at $12,250, which totaled $0.3  million, $0.4 million, and $0.4 million for the years ended December, 31, 2018, 2017, and 2016, respectively.

14. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data).

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue (1)	$70,497	$78,702	$80,958	$118,190	$348,347
Net income attributable to common shareholders	$6,261	$7,528	$8,834	$17,274	$39,898
Basic earnings per common share	$1.03	$1.28	$1.50	$2.99	$6.75
Diluted earnings per common share	$1.00	$1.26	$1.47	$2.91	$6.60

Basic weighted average common shares outstanding	6,104	5,878	5,900	5,782	5,915
Diluted weighted average common shares outstanding	6,256	5,991	6,004	5,939	6,046

(1)

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers and has identified the transfer of engines and airframes from the lease portfolio to the Spare Parts segment for part out as sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, the Company presents the sale of these assets on a gross basis and have reclassified the gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item. As a result of this change in presentation, Total revenue for the first, second and third quarters of 2018 increased by $6.6 million, $4.4 million and $3.0 million, respectively.

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$77,946	$67,844	$65,861	$63,189	$274,840
Net income attributable to common shareholders	$7,839	$5,657	$4,939	$41,864	$60,299
Basic earnings per common share	$1.28	$0.94	$0.82	$6.87	$9.93
Diluted earnings per common share	$1.25	$0.92	$0.80	$6.75	$9.69

Basic weighted average common shares outstanding	6,114	6,036	6,055	6,090	6,074
Diluted weighted average common shares outstanding	6,240	6,158	6,184	6,201	6,220

15. Related Party Transactions

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

On September 12, 2018, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 88,000 shares of common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The agreed and paid price per share was $34.2972, the volume weighted average price on September 12, 2018.

Joint Ventures

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.6 million, $2.4 million and $2.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to the servicing of engines for the WMES lease portfolio. During 2018, the Company sold two engines and one aircraft to WMES for $30.7 million. During 2017, the Company sold two engines to WMES for $14.8 million.

During 2017, the Company sold one engine to CASC Willis for $11.2 million.

Other

During the second quarter of 2018, the Company’s Chief Executive Officer purchased artwork from the Company for $5 thousand. This transaction was approved by the Board’s independent Directors.

During the third quarter of 2018, the Company’s Chief Executive Officer utilized the WASI spare parts warehouse to temporarily store personal equipment and reimbursed the Company $450 for such usage.

During 2018 and 2017, the Company paid approximately $44,000 and $80,000, respectively, of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors

16. Reportable Segments

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

During the second quarter of 2018, the Company moved certain sales of leased equipment parts to the Spare Parts Sales segment from the Leasing and Related Operations segment and had no change in the determination of operating segments. In accordance with ASC 280-10, the Company has restated prior period information presented below to reflect this change in composition of its reportable segments.

The following tables present a summary of the reportable segments (in thousands):

	Leasing and
For the year ended December 31, 2018	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$175,609	$—	$—	$175,609
Maintenance reserve revenue	87,009	—	—	87,009
Spare parts and equipment sales (1)	30,122	41,019	—	71,141
Gain on sale of leased equipment (1)	6,944	—	—	6,944
Other revenue	7,579	1,727	(1,662)	7,644
Total revenue	307,263	42,746	(1,662)	348,347

Expenses:
Depreciation and amortization expense	76,502	312	—	76,814
Cost of spare parts and equipment sales (1)	28,290	32,735	—	61,025
Write-down of equipment	10,651	—	—	10,651
General and administrative	67,608	4,413	—	72,021
Technical expense	11,142	—	—	11,142
Net finance costs	64,220	—	—	64,220
Total expenses	258,413	37,460	—	295,873
Earnings from operations	$48,850	$5,286	$(1,662)	$52,474

	Leasing and
For the year ended December 31, 2017	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$130,369	$—	$—	$130,369
Maintenance reserve revenue	80,189	—	—	80,189
Spare parts and equipment sales (2)	22,285	29,138	—	51,423
Gain on sale of leased equipment (2)	4,458	471	—	4,929
Other revenue	7,702	1,601	(1,373)	7,930
Total revenue	245,003	31,210	(1,373)	274,840

Expenses:
Depreciation and amortization expense	65,677	346	—	66,023
Cost of spare parts and equipment sales (2)	17,344	23,504	—	40,848
Write-down of equipment	24,930	—	—	24,930
General and administrative	52,024	3,713	—	55,737
Technical expense	9,729	—	—	9,729
Net finance costs	48,720	—	—	48,720
Total expenses	218,424	27,563	—	245,987
Earnings from operations	$26,579	$3,647	$(1,373)	$28,853

	Leasing and
For the year ended December 31, 2016	Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$119,895	$—	$—	$119,895
Maintenance reserve revenue	57,091	—	—	57,091
Spare parts and equipment sales (2)	3,335	14,448	—	17,783
Gain on sale of leased equipment (2)	3,246	236	—	3,482
Other revenue	8,711	1,947	(1,635)	9,023
Total revenue	192,278	16,631	(1,635)	207,274

Expenses:
Depreciation and amortization expense	65,939	341	—	66,280
Cost of spare parts and equipment sales (2)	2,394	10,899	—	13,293
Write-down of equipment	9,514	—	—	9,514
General and administrative	44,703	3,077	—	47,780
Technical expense	6,993	—	—	6,993
Net finance costs	40,813	468	—	41,281
Total expenses	170,356	14,785	—	185,141
Earnings from operations	$21,922	$1,846	$(1,635)	$22,133

Total assets as of December 31, 2018	$1,882,860	$52,083	$—	$1,934,943
Total assets as of December 31, 2017	$1,556,406	$47,025	$—	$1,603,431

(1)

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers and has identified the transfer of engines and airframes from the lease portfolio to the Spare Parts segment for part out as sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, the Company presents the sale of these assets on a gross basis and have reclassified the gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

(2)

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605 – Revenue Recognition.

17. Subsequent Events

On December 14, 2018, the Company entered into definitive agreements with easyJet Airline Company Limited for the sale and leaseback of ten Airbus A319 aircraft powered by CFM56-5B engines, of which the sale and leaseback of six of the aircraft were completed by December 31, 2018. On January 8, 2019, the Company completed the sale and leaseback of the remaining four A319 aircraft powered by CFM56-5B engines.

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,302	$2,860
Equipment held for operating lease, less accumulated depreciation	618,167	662,162
Maintenance rights	3,296	3,296
Equipment held for sale	701	34,084
Receivables, net of allowances	3,468	7,980
Spare parts inventory	483	11,643
Due from affiliates, net	14,877	18,439
Deferred income taxes	13,896	—
Investments	47,941	50,641
Investment in subsidiaries	141,792	50,047
Property, equipment & furnishings, less accumulated depreciation	15,077	15,238
Intangible assets, net	271	271
Prepaid deposits	1,383	36,455
Other assets, net	10,766	8,385
Total assets	$877,420	$901,501

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,128	$15,686
Due to affiliates, net	40,187	2,300
Deferred income taxes	—	7,456
Debt obligations	434,053	508,350
Maintenance reserves	27,329	36,809
Security deposits	10,692	17,795
Unearned revenue	1,690	4,724
Total liabilities	541,079	593,120

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2018 and 2017, respectively)	49,554	49,471

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,176 and 6,419 shares issued and outstanding at December 31, 2018 and 2017, respectively)	62	64
Paid-in capital in excess of par	—	2,319
Retained earnings	286,623	256,301
Accumulated other comprehensive income, net of income tax benefit	102	226
Total shareholders’ equity	286,787	258,910
Total liabilities, redeemable preferred stock and shareholders' equity	$877,420	$901,501

The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Income

(In thousands)

	Years Ended December 31,
	2018	2017	2016
REVENUE
Lease rent revenue	$70,269	$72,580	$76,283
Maintenance reserve revenue	27,407	46,163	30,742
Spare parts and equipment sales	35,388	35,903	8,404
Gain on sale of leased equipment	6,183	3,696	3,322
Other revenue	13,624	9,881	10,660
Total revenue	152,871	168,223	129,411

EXPENSES
Depreciation and amortization expense	34,795	40,560	43,451
Cost of spare parts and equipment sales	32,331	29,705	6,591
Write-down of equipment	2,567	17,881	5,989
General and administrative	52,896	42,004	39,201
Technical expense	9,858	7,058	4,637
Net finance costs	25,210	25,215	23,358
Total expenses	157,657	162,423	123,227

Earnings from operations	(4,786)	5,800	6,184
Earnings from joint ventures	3,800	7,158	1,813
Income before income taxes	(986)	12,958	7,997
Income tax (benefit) expense	(280)	4,843	4,710
Equity in income of subsidiaries, net of tax of $13,323, $(30,990), and $5,168 at December 31, 2018, 2017 and 2016, respectively	43,937	54,043	10,782
Net income	43,231	62,158	14,069
Preferred stock dividends	3,250	1,813	281
Accretion of preferred stock issuance costs	83	46	8
Net income attributable to common shareholders	$39,898	$60,299	$13,780

The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I —CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$43,231	$62,158	$14,069

Other comprehensive income:
Currency translation adjustment	(770)	896	(868)
Unrealized gains on derivative instruments	533	1,061	69
Net (loss) gain recognized in other comprehensive income	(237)	1,957	(799)
Tax benefit (expense) related to items of other comprehensive income	54	(686)	275
Other comprehensive (loss) income	(183)	1,271	(524)
Total comprehensive income	$43,048	$63,429	$13,545

The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Condensed Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$43,231	$62,158	$14,069
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(43,937)	(54,043)	(10,782)
Depreciation expense	34,795	40,560	43,451
Write-down of equipment	2,567	17,881	5,989
Stock-based compensation expenses	5,410	4,270	3,717
Excess tax benefit from stock-based compensation	—	—	236
Amortization of deferred costs	3,324	3,085	2,704
Allowances and provisions	439	76	(1)
Gain on sale of leased equipment	(6,183)	(3,696)	(3,322)
Gain on insurance settlement	—	(1,288)	—
Income from joint ventures	(3,800)	(7,158)	(1,813)
Loss on extinguishment of debt	—	—	137
Loss on disposal of property, equipment and furnishings	41	—	—
Deferred income taxes	(434)	4,843	4,710
Changes in assets and liabilities:
Receivables	4,073	5,366	(4,884)
Distributions received from joint ventures	5,730	1,880	1,167
Spare parts inventory	7,320	5,612	(1,608)
Intangibles	—	—	(750)
Other assets	(3,983)	(4,259)	(2,648)
Accounts payable and accrued expenses	19,459	2,370	3,723
Due to / from subsidiaries	41,449	8,584	(4,437)
Maintenance reserves	(9,500)	7,906	16,583
Security deposits	(6,773)	6,876	(2,283)
Unearned lease revenue	(3,034)	906	878
Net cash provided by operating activities	90,194	101,929	64,836

Cash flows from investing activities:
Increase in investment in subsidiaries	(9,104)	(45,609)	(2,329)
Distributions received from subsidiaries	388,910	347,626	15,500
Proceeds from sale of equipment held for operating lease (net of selling expenses)	48,049	33,118	60,893
Capital contribution to joint venture	—	—	(5,545)
Proceeds from insurance settlement	—	14,886	—
Purchase of equipment held for operating lease	(417,857)	(354,918)	(167,874)
Purchase of maintenance rights	—	—	(5,530)
Purchase of property, equipment and furnishings	(1,104)	(268)	(443)
Net cash provided by (used in) investing activities	8,894	(5,165)	(105,328)

Cash flows from financing activities:
Proceeds from issuance of notes payable	386,000	350,500	149,000
Debt issuance cost	—	—	(3,808)
Principal payments on notes payable	(462,119)	(470,606)	(93,055)
Interest bearing security deposits	—	(2,261)	455
Proceeds from shares issued under stock compensation plans	245	177	155
Repurchase of common stock	(16,136)	(3,546)	(28,958)
Proceeds from issuance of preferred stock	—	29,663	19,752
Preferred stock dividends	(3,348)	(1,311)	—
Cancellation of restricted stock units in satisfaction of withholding tax	(1,288)	(1,094)	(1,369)
Net cash (used in) provided by financing activities	(96,646)	(98,478)	42,172

Increase/(decrease) in cash and cash equivalents	2,442	(1,714)	1,680
Cash and cash equivalents at beginning of period	2,860	4,574	2,894
Cash and cash equivalents at end of period	$5,302	$2,860	$4,574

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$23,525	$21,761	$20,619
Income Taxes	$795	$180	$20

Supplemental disclosures of non-cash investing and financing activities:
Engines and equipment transferred to the parent from its subsidiaries	$—	$17,910	$229
Engines and equipment transferred to the subsidiaries from the parent	$42,456	$—	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$—	$31,571	$18,194
Transfers from Equipment held for sale to Spare parts inventory	$26,387	$—	$—
Transfers from Property, equipment and furnishings to Equipment held for lease	$—	$—	$2,925
Accrued preferred stock dividends	$686	$783	$281
Accretion of preferred stock issuance costs	$83	$46	$8

The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

Note to Condensed Financial Information of Parent

1. Organization and Summary of Presentation

The accompanying condensed financial statements include the activity of the Parent Company. These condensed financial statements have been presented for the parent company only and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company set forth in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged	Net
	Beginning	(Credited)	(Deductions)	Balance at
	of Period	to Expense	Recoveries	End of Period
Year Ended December 31, 2016
Accounts receivable, allowance for doubtful accounts	$912	$(125)	$—	$787
Deferred tax valuation allowance	$1,280	$—	$—	$1,280
Year Ended December 31, 2017
Accounts receivable, allowance for doubtful accounts	$787	$162	$—	$949
Deferred tax valuation allowance	$1,280	$(474)	$—	$806
Year Ended December 31, 2018
Accounts receivable, allowance for doubtful accounts	$949	$1,610	$—	$2,559
Deferred tax valuation allowance	$806	$(154)	$—	$652

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.