Form 10-Q
period 2019-03-31
WILLIS LEASE FINANCE CORP
filed 2019-05-08
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-15369
______________________________________________________________________
WILLIS LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4700 Lyons Technology Parkway, Coconut Creek, FL	33073
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (415) 408-4700
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	WLFC	NASDAQ
The number of shares of the registrant's Common Stock outstanding as of May 6, 2019 was 5,875,231.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2019 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$12,181	$11,688
Restricted cash	68,452	70,261
Equipment held for operating lease, less accumulated depreciation of $389,320 and $385,483 at March 31, 2019 and December 31, 2018, respectively	1,605,120	1,673,135
Maintenance rights	14,763	14,763
Equipment held for sale	629	789
Receivables, net of allowances of $2,465 and $2,559 at March 31, 2019 and December 31, 2018, respectively	24,986	23,270
Spare parts inventory	47,038	48,874
Investments	54,253	47,941
Property, equipment & furnishings, less accumulated depreciation of $7,437 and $6,945 at March 31, 2019 and December 31, 2018, respectively	27,758	27,679
Intangible assets, net	1,359	1,379
Notes receivables	30,854	238
Other assets	18,109	14,926
Total assets (1)	$1,905,502	$1,934,943

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,410	$42,939
Deferred income taxes	96,995	90,285
Debt obligations	1,297,836	1,337,349
Maintenance reserves	93,979	94,522
Security deposits	22,212	28,047
Unearned revenue	5,057	5,460
Total liabilities (2)	1,548,489	1,598,602

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2019 and December 31, 2018, respectively)	49,575	49,554

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,160 and 6,176 shares issued at March 31, 2019 and December 31, 2018, respectively)	62	62
Paid-in capital in excess of par	563	—
Retained earnings	306,912	286,623
Accumulated other comprehensive (loss) income, net of income tax expense of $23 and $83 at March 31, 2019 and December 31, 2018, respectively	(99)	102
Total shareholders’ equity	307,438	286,787
Total liabilities, redeemable preferred stock and shareholders' equity	$1,905,502	$1,934,943
_____________________________

(1)
Total assets at March 31, 2019 and December 31, 2018, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash $268 and $656; Restricted cash $68,072 and $70,261; Equipment $1,020,182 and $1,032,599; and Other assets $328  and $1,075, respectively.

(2)
Total liabilities at March 31, 2019 and December 31, 2018, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $890,701 and $903,296, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Lease rent revenue	$48,369	$39,644
Maintenance reserve revenue	25,350	15,440
Spare parts and equipment sales	17,502	12,986
Gain on sale of leased equipment	9,570	545
Other revenue	2,978	1,882
Total revenue	103,769	70,497

EXPENSES
Depreciation and amortization expense	20,258	17,355
Cost of spare parts and equipment sales	14,412	11,388
Write-down of equipment	1,105	—
General and administrative	21,440	15,611
Technical expense	1,788	3,677
Interest expense	17,879	13,595
Total expenses	76,882	61,626

Earnings from operations	26,887	8,871
Earnings from joint ventures	946	747
Income before income taxes	27,833	9,618
Income tax expense	6,955	2,536
Net income	20,878	7,082
Preferred stock dividends	801	801
Accretion of preferred stock issuance costs	21	20
Net income attributable to common shareholders	$20,056	$6,261

Basic weighted average earnings per common share	$3.47	$1.03
Diluted weighted average earnings per common share	$3.35	$1.00

Basic weighted average common shares outstanding	5,779	6,104
Diluted weighted average common shares outstanding	5,978	6,256
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$20,878	$7,082
Other comprehensive income:
Currency translation adjustment	353	585
Unrealized (loss) gain on derivative instruments	(613)	1,031
Net (loss) gain recognized in other comprehensive income	(260)	1,616
Tax benefit (expense) related to items of other comprehensive income	59	(365)
Other comprehensive (loss) income	(201)	1,251
Total comprehensive income	$20,677	$8,333

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	20,878	—	20,878
Net unrealized gain from currency translation adjustment, net of tax expense of $80	—	—	—	—	—	—	273	273
Net unrealized loss from derivative instruments, net of tax benefit of $139	—	—	—	—	—	—	(474)	(474)
Shares repurchased	—	—	(8)	—	(317)		—	(317)
Shares issued under stock compensation plans	—	—	7	—	160	—	—	160
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(15)	—	(545)	—	—	(545)
Stock-based compensation expense	—	—	—	—	1,265	—	—	1,265
Accretion of preferred stock issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at March 31, 2019	2,500	$49,575	6,160	$62	$563	$306,912	$(99)	$307,438

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2017	2,500	$49,471	6,419	$64	$2,319	$256,301	$226	$258,910
Net income	—	—	—	—	—	7,082	—	7,082
Net unrealized gain from currency translation adjustment, net of tax expense of $132	—	—	—	—	—	—	453	453
Net unrealized gain from derivative instruments, net of tax expense of $233	—	—	—	—	—	—	799	799
Shares repurchased	—	—	(297)	(2)	(2,698)	(7,483)	—	(10,183)
Shares issued under stock compensation plans	—	—	18	1	117	—	—	118
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(24)	(2)	(663)	—	—	(665)
Stock-based compensation expense	—	—	—	—	925	—	—	925
Accretion of preferred stock issuance costs	—	20	—	—	—	(20)	—	(20)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Adoption of ASU 2018-02	—	—	—	—	—	(59)	59	—
Balances at March 31, 2018	2,500	$49,491	6,116	$61	$—	$255,020	$1,537	$256,618

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$20,878	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,258	17,355
Write-down of equipment	1,105	—
Stock-based compensation expenses	1,265	925
Amortization of deferred costs	1,757	1,433
Allowances and provisions	274	242
Gain on sale of leased equipment	(9,570)	(545)
Income from joint ventures	(946)	(747)
Loss on disposal of property, equipment and furnishings	(36)	—
Income taxes	7,014	2,300
Changes in assets and liabilities:
Receivables	(1,990)	(6,026)
Inventory	8,538	1,830
Other assets	(308)	276
Accounts payable and accrued expenses	(8,954)	(437)
Maintenance reserves	(543)	9,389
Security deposits	(2,711)	1,038
Unearned revenue	(403)	1,166
Net cash provided by operating activities	35,628	35,281

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	133,768	18,393
Issuance of notes receivables	(30,783)	—
Payments received on notes receivables	166	8
Capital contributions to joint ventures	(5,013)	—
Deposit received for proposed sale of equipment	—	3,400
Purchase of equipment held for operating lease	(92,226)	(138,626)
Purchase of property, equipment and furnishings	(606)	(290)
Net cash provided by (used in) investing activities	5,306	(117,115)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	102,120	123,000
Principal payments on debt obligations	(142,880)	(29,779)
Proceeds from shares issued under stock compensation plans	160	118
Cancellation of restricted stock units in satisfaction of withholding tax	(545)	(665)
Repurchase of common stock	(286)	(74)
Preferred stock dividends	(819)	(917)
Net cash (used in) provided by financing activities	(42,250)	91,683

(Decrease)/Increase in cash, cash equivalents and restricted cash	(1,316)	9,849
Cash, cash equivalents and restricted cash at beginning of period	81,949	47,324
Cash, cash equivalents and restricted cash at end of period	$80,633	$57,173

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,301	$12,187
Income Taxes	$(359)	$71

Supplemental disclosures of non-cash activities:
Purchase of aircraft and engines	$—	$3,762
Transfers from Equipment held for operating lease to Equipment held for sale	$—	$1,898
Transfers from Equipment held for operating lease to Spare parts inventory	$6,702	$—
Transfers from Equipment held for sale to Spare parts inventory	$4,471	$24,014
Accrued preferred stock dividends	$667	$667
Accrued share repurchases	$100	$10,109
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2019, except as disclosed in Note 1(d).

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of redeemable preferred stock and shareholders' equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

(b)   Adjustments to Prior Period

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” and has identified the transfer of engines and airframes from the lease portfolio to the Spare Parts segment for part out as sales to customers in accordance with the ordinary operations of our Spare Parts reportable segment. As such, the Company presents the sale of these assets on a gross basis and have reclassified the three months ended March 31, 2018 gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item. The reclassification resulted in an increase in Spare parts and equipment sales of $6.7 million, a decrease in Gain on sale of leased equipment of $0.1 million and an increase in Cost of spare parts and equipment sales of $6.6 million with no impact to the Company's net income for the three months ended March 31, 2018. The Company's Consolidated Statement of Cash Flows for the three months ended March 31, 2018 were adjusted for this matter by increasing cash flows provided by operating activities by $4.9 million and decreasing cash flows provided by investing activities by a similar amount.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including VIEs, where the Company is the primary beneficiary in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, as well as certain practical expedients related to land easements and lessor accounting.

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provided an additional and optional transition method that allowed entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopted the new leases standard would continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company adopted the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $4.5 million and $4.3 million, respectively, as of January 1, 2019. The cumulative effect adjustment to retained earnings as of January 1, 2019 was $0.2 million. The standard did not materially impact our consolidated financial statements.

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. The Company also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to WLFC.

Under ASC 842, a lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. Furthermore, the Company will assess on an ongoing basis, the updated guidance provided for sale leaseback transactions and whether failed sale leaseback accounting treatment is triggered. As lessor, the Company's leases remained as operating leases under the new standard. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expenses as incurred, certain lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, the Company did not recognize ROU assets or lease liabilities, including for existing short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for the majority of its leases as both lessee and lessor.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. This guidance became effective for the Company on January 1, 2019 and it did not result in an adjustment to the opening balance of retained earnings for the Company's existing cash flow hedge. Additionally, the presentation and disclosure aspect of ASU 2017-12 was applied on a prospective basis within Note 6.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted this guidance effective January 1, 2019 and it did not materially impact our consolidated financial statements.

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.
2. Leases

As lessor, as of March 31, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivables under the failed sale leaseback guidance provided by ASC 842.

The significant majority of leases the Company enters as lessee are for real estate (office and warehouse space for our operations as well as automobiles). These lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any significant leases that have not yet commenced but that create significant rights and obligations. Leases with terms of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company's leases include variable non-lease components (e.g., taxes) which are not separated from associated lease components (e.g. fixed rent, common-area maintenance costs, vehicle protection plans and other service fees) as elected under the practical expedient package provided by ASC 842.

The Company's leases have remaining lease terms of one to eight years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The exercise of lease renewal options or purchase at lease termination is at the Company's sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2019
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$4,309
Total leased assets		$4,309

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$4,092
Total lease liabilities		$4,092

Weighted average remaining lease term (years)
Operating leases		6
Weighted average discount rate
Operating leases		4.5%

Future maturities of the Company's operating lease liabilities at March 31, 2019 are as follows:

Year	(in thousands)
Remaining for year ending December 31, 2019	$639
2020	852
2021	752
2022	705
2023	510
Thereafter	1,276
Total lease payments	4,734
Less: interest	(642)
Total lease liabilities	$4,092

The following table represents future minimum lease payments under noncancelable operating leases at December 31, 2018 as presented in the Company’s Annual Report on Form 10-K filed March 14, 2019:

Year	(in thousands)
2019	$1,172
2020	676
2021	638
2022	645
2023	483
Thereafter	1,183
$4,797

The components of lease expense for the three months ended March 31, 2019 were as follows:

Lease expense	Classification	(in thousands)
Operating lease cost	General and administrative	$381
Net lease cost		$381

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

3. Revenue from Contracts with Customers

The following table disaggregates revenue by major source for the three months ended March 31, 2019 and 2018 (in thousands):

Three months ended March 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$75,358	$—	$—	$75,358
Spare parts and equipment sales	2,485	15,017	—	17,502
Gain on sale of leased equipment	9,570	—	—	9,570
Managed services	1,339	—	—	1,339
Other revenue	—	94	(94)	—
Total revenue	$88,752	$15,111	$(94)	$103,769

Three months ended March 31, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$56,014	$—	$—	$56,014
Spare parts and equipment sales	—	12,986	—	12,986
Gain on sale of leased equipment	545	—	—	545
Managed services	921	—	—	921
Other revenue	—	1,113	(1,082)	31
Total revenue	$57,480	$14,099	$(1,082)	$70,497
_____________________________

(1)	Represents revenue generated between our reportable segments.

(2)
Leasing revenue is recognized under the lease accounting guidance, and therefore qualifies for the scope exception under ASC 606. Total Leasing revenue includes $1.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, that is presented in the Other revenue line item on the Consolidated Statements of Income.

4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of March 31, 2019, WMES owned a lease portfolio of 33 engines and six aircraft with a net book value of $318.4 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2019, CASC Willis owned a lease portfolio of four engines with a net book value of $52.7 million.

Three Months Ended March 31, 2019	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2018	$34,183	$13,758	$47,941
Earnings from joint ventures	747	199	946
Investment	5,013	—	5,013
Foreign currency translation adjustment	—	353	353
Investment in joint ventures as of March 31, 2019	$39,943	$14,310	$54,253

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.6 million  and $0.7 million during the three months ended March 31, 2019 and 2018, respectively. These fees related to the servicing of engines for the WMES lease portfolio. During the three months ended March 31, 2019, the Company sold five aircraft to WMES for $75.5 million. During the three months ended March 31, 2018, the Company sold one aircraft and one engine to WMES for $21.4 million.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31
	2019	2018
	(in thousands)
Revenue	$9,543	$7,606
Expenses	8,205	6,904
WMES income before income taxes	$1,338	$702

	March 31, 2019	December 31, 2018
	(in thousands)
Total assets	$325,763	$274,744
Total liabilities	238,318	198,534
Total WMES net equity	$87,445	$76,210

5.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.5% at March 31, 2019, secured by engines. The facility has a committed amount of $890.0 million at March 31, 2019, which revolves until the maturity date of April 2021	$392,000	$427,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	319,390	323,075
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	45,627	46,154
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	270,901	274,205
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	38,740	39,212
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	232,409	237,847
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% at March 31, 2019, maturing in July 2022, secured by engines	8,120	—
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	10,483	10,937
	1,317,670	1,358,430
Less: unamortized debt issuance costs	(19,834)	(21,081)
Total debt obligations	$1,297,836	$1,337,349

Principal outstanding at March 31, 2019, is repayable as follows:

Year	(in thousands)
2019	$42,333
2020	56,128
2021 (includes $392.0 million outstanding on revolving credit facility)	448,418
2022 (includes $163.1 million outstanding on WEST II Series A 2012 term notes)	212,671
2023	34,008
Thereafter	524,112
Total	$1,317,670

The Company maintains a revolving credit facility to finance the acquisition of  commercial aircraft and aircraft engines and related aircraft equipment for lease as well as for general working capital purposes. The $890 million revolving credit facility has an accordion feature which would expand the entire credit facility up to $1 billion. The interest rate is adjusted quarterly, based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility.

On February 28, 2019, the Company closed on a loan with a maturity date of July 2022 totaling $8.1 million.  Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% and principal and interest are paid quarterly.  The loan is secured by two engines.

Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at March 31, 2019.

6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, in particular one-month LIBOR, with $392.0 million and $427.0 million of such borrowings at March 31, 2019 and December 31, 2018, respectively, tied to this rate. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 25 months as of March 31, 2019. The derivatives were designated in a cash flow hedging relationship.

The Company evaluated the effectiveness of the swap to hedge its interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. The Company will evaluate the effectiveness of the hedging relationship on an ongoing basis.

The fair value of the swap at March 31, 2019 and December 31, 2018 was $1.0 million and $1.7 million, respectively, representing a net asset. The Company recorded a $(0.2) million and $24.0 thousand adjustment to interest expense during the three months ended March 31, 2019 and 2018, respectively, from derivative instruments.

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

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$613	$(1,031)	Interest expense	$203	$(24)
Total	$613	$(1,031)	Total	$203	$(24)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedge for the period ended March 31, 2019.

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
7.  Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018 was $7.0 million and $2.5 million, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 was 25.0% and 26.4%, respectively.

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

•
Notes receivables: The carrying amount of the Company’s outstanding balance on its Notes receivables as of March 31, 2019 and December 31, 2018 was estimated to have a fair value of approximately $31.1 million and $0.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2019 and December 31, 2018 was estimated to have a fair value of approximately $1,333.6 million and $1,348.1 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2019 and December 31, 2018, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap agreement had a net fair value of $1.0 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, $(0.2) million and $24.0 thousand was realized through the income statement as an adjustment to Interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale as of March 31, 2019 and December 31, 2018.

	Assets Written Down to Fair Value								Total Losses
	March 31, 2019				December 31, 2018				Three Months Ended March 31,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2019	2018

	(in thousands)								(in thousands)
Equipment held for lease	$—	$—	$—	$—	$—	$17,756	$—	$17,756	$1,105	$—
Equipment held for sale	—	—	—	—	—	472	—	472	—	—
Total	$—	$—	$—	$—	$—	$18,228	$—	$18,228	$1,105	$—

A write-down of $1.1 million was recorded during the three months ended March 31, 2019 for two engines due to a management decision to part-out the engines, in which the net book values exceeded the estimated proceeds. There were no write-downs recorded during the three months ended March 31, 2018.
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

There were no shares that would have had an antidilutive impact to earnings per share for the three months ended March 31, 2019. The computation of diluted weighted average earnings per share do not include 275 restricted shares for the three months ended March 31, 2018, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$20,056	$6,261

Basic weighted average common shares outstanding	5,779	6,104
Potentially dilutive common shares	199	152
Diluted weighted average common shares outstanding	5,978	6,256

Basic weighted average earnings per common share	$3.47	$1.03
Diluted weighted average earnings per common share	$3.35	$1.00

10. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next five years. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018. Effective December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During the three months ended March 31, 2019, the Company repurchased a total of 7,671 shares of common stock for approximately $0.3 million at a weighted average price of $41.34 per share. At March 31, 2019, approximately $59.7 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2019 and 2018, the Company paid total dividends of $0.8 million and $0.9 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 11 in the 2018 Form 10-K.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
2007 Stock Incentive Plan	$1,259	$905
Employee Stock Purchase Plan	6	20
Total Stock Compensation Expense	$1,265	$925

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted on May 24, 2007. Under this 2007 Plan, a total of 2,800,000 shares are authorized for stock based compensation available in the form of either restricted stock awards (“RSA’s”) or stock options. The RSA’s are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. There are no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted on May 24, 2018. Under this 2018 Plan, a total of 800,000 shares are authorized for stock based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSA’s. The RSA’s are subject to service-based vesting, typically between one and three years, where a specific period of continued employment or service must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2019, the Company has 890,730 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

As of March 31, 2019, the Company has not granted RSA’s under the 2018 Plan.

The following table summarizes restricted stock activity during the three months ended March 31, 2019:

Shares
Restricted stock at December 31, 2018	417,890
Shares granted	—
Shares forfeited	—
Shares vested	(91,229)
Restricted stock at March 31, 2019	326,661

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the three months ended March 31, 2019 and 2018, 6,732 and 5,497 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
12. Reportable Segments

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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended March 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$48,369	$—	$—	$48,369
Maintenance reserve revenue	25,350	—	—	25,350
Spare parts and equipment sales	2,485	15,017	—	17,502
Gain on sale of leased equipment	9,570	—	—	9,570
Other revenue	2,978	94	(94)	2,978
Total revenue	88,752	15,111	(94)	103,769

Expenses:
Depreciation and amortization expense	20,236	22	—	20,258
Cost of spare parts and equipment sales	1,836	12,576	—	14,412
Write-down of equipment	1,105	—	—	1,105
General and administrative	19,974	1,466	—	21,440
Technical expense	1,787	1	—	1,788
Interest expense	17,879	—	—	17,879
Total expenses	62,817	14,065	—	76,882
Earnings from operations	$25,935	$1,046	$(94)	$26,887

Three months ended March 31, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$39,644	$—	$—	$39,644
Maintenance reserve revenue	15,440	—	—	15,440
Spare parts and equipment sales (2)	—	12,986	—	12,986
Gain on sale of leased equipment (2)	545	—	—	545
Other revenue	1,851	1,113	(1,082)	1,882
Total revenue	57,480	14,099	(1,082)	70,497

Expenses:
Depreciation and amortization expense	17,269	86	—	17,355
Cost of spare parts and equipment sales (2)	—	11,388	—	11,388
Write-down of equipment	—	—	—	—
General and administrative	14,495	1,116	—	15,611
Technical expense	3,677	—	—	3,677
Interest expense	13,595	—	—	13,595
Total expenses	49,036	12,590	—	61,626
Earnings from operations	$8,444	$1,509	$(1,082)	$8,871
______________________________

(1)	Represents revenue generated between our operating segments.

(2)
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

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2019	$1,851,884	$53,618	$—	$1,905,502
Total assets as of December 31, 2018	$1,882,860	$52,083	$—	$1,934,943
13. Related Party Transactions

In January 2019, the Special Committee of the Board of Directors approved a transaction in which the Company's Chief Executive Officer, Charles F. Willis, purchased a car for $0.1 million from the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivables under Accounting Standards Update 2016-02, “Leases (Topic 842).” As of March 31, 2019, we had 81 lessees in 47 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2019, our lease portfolio consisted of 244 engines, 13 aircraft, 10 other leased parts and equipment and one marine vessel with an aggregate net book value of $1,605.1 million. As of March 31, 2019, we also managed 437 engines, aircraft and related equipment on behalf of other parties.

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
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, with the exception of the adoption of ASU 2016-02.
Results of Operations
Three months ended March 31, 2019 compared to the three months ended March 31, 2018:
Lease Rent Revenue. Lease rent revenue increased by $8.7 million, or 22.0%, to $48.4 million in the three months ended March 31, 2019 from $39.6 million for the three months ended March 31, 2018. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rates, increased net book value of the leased assets and increased utilization. During the three months ended March 31, 2019, we purchased equipment (including capitalized costs) totaling $92.2 million, which primarily consisted of five engines, four aircraft and one marine vessel purchased for our lease portfolio. During the three months ended March 31, 2018, we purchased equipment (including capitalized costs) totaling $138.6 million, which primarily consisted of 20 engines purchased for our lease portfolio.
The aggregate net book value of equipment held for lease at March 31, 2019 and March 31, 2018, was $1,605.1 million and $1,466.1 million, respectively, an increase of 9.5%. Average utilization (based on net book value) for the three months ended March 31, 2019 increased to approximately 89% from 86% for the three months ended March 31, 2018.
Maintenance Reserve Revenue. Maintenance reserve revenue increased $9.9 million, or 64.2%, to $25.4 million for the three months ended March 31, 2019 from $15.4 million for the three months ended March 31, 2018. The increase is primarily related to the increase in engines out on lease with “non-reimbursable” usage fees, generating $17.6 million of short term maintenance revenues compared to $13.0 million in the comparable prior period. Long term maintenance revenue increased to $7.8 million for the three months ended March 31, 2019 compared to $2.4 million in the comparable prior period.

Spare Parts and Equipment Sales.  Spare parts and equipment sales increased by $4.5 million, or 34.8%, to $17.5 million for the three months ended March 31, 2019 compared to $13.0 million for the three months ended March 31, 2018. Spare parts sales for the three months ended March 31, 2019 were $15.1 million compared to $13.0 million in 2018. Equipment sales for the three months ended March 31, 2019 were $2.5 million for the sale of an airframe. There were no equipment sales for the three months ended March 31, 2018.
Gain on Sale of Leased Equipment. Gain on sale of leased equipment increased by $9.0 million to $9.6 million in the three months ended March 31, 2019 from $0.5 million in the three months ended March 31, 2018.  The $9.6 million gain in the three months ended March 31, 2019 reflects the sale of six engines, six aircraft, and two airframes. The $0.5 million gain in the three months ended March 31, 2018 reflects the sale of one engine and one aircraft.
Other Revenue.  Other revenue increased by $1.1 million, or 58.2%, to $3.0 million in the three months ended March 31, 2019 from $1.9 million in the three months ended March 31, 2018. Other revenue primarily reflects fees earned related to engines managed on behalf of third parties, service fee revenue and interest.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.9 million, or 16.7%, to $20.3 million for the three months ended March 31, 2019 compared to $17.4 million for the three months ended March 31, 2018. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased by $3.0 million, or 26.6%, to $14.4 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018. Cost of spare parts sales for the three months ended March 31, 2019 was $12.6 million compared to $11.4 million in the comparable prior year period. Cost of equipment sales for the three months ended March 31, 2019 was $1.8 million. There were no costs of equipment sales for the three months ended March 31, 2018.
Write-down of Equipment. Write-down of equipment increased to $1.1 million for the three months ended March 31, 2019 compared to zero for the three months ended March 31, 2018. During the three months ended March 31, 2019, we wrote down two engines. There were no write-downs during the three months ended March 31, 2018.
General and Administrative Expenses. General and administrative expenses increased by $5.8 million, or 37.3%, to $21.4 million for the three months ended March 31, 2019 compared to $15.6 million for the three months ended March 31, 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and investment in technology infrastructure.
Technical Expense. Technical expense decreased by $1.9 million, or 51.4%, to $1.8 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018. Technical expense consists of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. The decrease primarily reflects a decrease of $2.1 million in engine maintenance costs, partly offset by an increase of $0.5 million in technical services costs.
Interest Expense. Interest expense increased to $17.9 million for the three months ended March 31, 2019 compared to $13.6 million for the three months ended March 31, 2018. This increase is a result of higher debt obligation balances and increased borrowing cost in 2019 associated with our LIBOR based borrowings and our WEST IV notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of March 31, 2019 and 2018, were $1,297.8 million and $1,179.7 million, respectively.
Debt obligations outstanding tied to one-month LIBOR as of March 31, 2019 and 2018 were $392.0 million and $604.0 million, respectively. As of March 31, 2019 and 2018, one-month LIBOR was 2.49% and 1.88% respectively. Debt obligations outstanding tied to three-month LIBOR as of March 31, 2019 and 2018 were $8.1 million and zero, respectively. As of March 31, 2019, three-month LIBOR was 2.63%.
Income Tax Expense.  Income tax expense was $7.0 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018. The effective tax rate for the first quarter of 2019 was 25.0% compared to 26.4% in the prior year period. The decrease in the effective tax rate was predominantly due to the increase in foreign income.
Financial Position, Liquidity and Capital Resources
At March 31, 2019, the Company had $80.6 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $102.1 million and $123.0 million in the three months ended March 31, 2019 and 2018, respectively, was derived from this activity. In these same time periods, $142.9 million and $29.8 million, respectively, was used to pay down related debt.
Cash Flows Discussion
Cash flows provided by operating activities was $35.6 million and $35.3 million in the three months ended March 31, 2019 and 2018, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 88%, by book value, of our assets were on-lease as of March 31, 2019 and December 31, 2018. The average utilization rate for the three months ended March 31, 2019 and 2018 was approximately 89% and 86%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows provided by investing activities was $5.3 million for the three months ended March 31, 2019 and primarily reflected $133.8 million in proceeds from sales of equipment (net of selling expenses), partly offset by $92.2 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $30.8 million related to two leases entered into during the first quarter of 2019 which are classified as notes receivables under ASU 2016-02, Leases (Topic 842). Cash flows used in investing activities was $117.1 million in the three months ended March 31, 2018. Our primary use of funds was for the purchase of equipment for operating lease. Purchases of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) totaled $138.6 million.
Cash flows used in financing activities was $42.3 million for the three months ended March 31, 2019 and primarily reflected $142.9 million in principal payments and $0.3 million in share repurchases, partly offset by $102.1 million in proceeds from the issuance of debt obligations. Cash flows provided by financing activities of $91.7 million in the three months ended March 31, 2018 and primarily reflected $123.0 million in proceeds from debt obligations, partly offset by $29.8 million in principal payments and $0.1 million in share repurchases.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2019 and 2018, the Company paid total dividends of $0.8 million and $0.9 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At March 31, 2019, Debt obligations consist of loans totaling $1,297.8 million, net of unamortized issuance costs, payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the “Debt Obligations” Note 5 in Part I, Item 1 of this Form 10-Q.

On February 28, 2019, we closed on a loan with a maturity date of July 2022 totaling $8.1 million. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% and principal and interest are paid quarterly. The loan is secured by two engines.

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

At March 31, 2019, we are in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.25 to 1.00. The

Interest Coverage Ratio, as defined in the credit facility, is the ratio of: earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2019, we are in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2019:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,317,670	$56,299	$504,721	$241,049	$515,601
Interest payments under debt obligations	294,018	48,947	108,745	62,221	74,105
Operating lease obligations	5,466	1,227	1,910	1,145	1,184
Purchase obligations	103,400	103,400	—	—	—
Total	$1,720,554	$209,873	$615,376	$304,415	$590,890

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2019 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.

We believe our equity base, internally generated funds, including rental income and proceeds from sale of parts and of rental equipment, and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. However, a decline in the level of internally generated funds or an inability to obtain lease commitments for our off-lease engines (including new engines from manufacturers), would limit availability of funding under our existing debt facilities, and/or result in a significant step-up in borrowing costs. Such limits on availability of funding and increased borrowing costs would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends could be constrained and our future growth limited to that which can be funded from internally generated capital.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2019, $400.1 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $3.0 million.

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
We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the three months ended March 31, 2019, 79% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
One customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2019.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15b under the Securities Exchange Act of 1934, as amended (Exchange Act) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019 our disclosure controls and procedures, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018. Effective December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date.
Common stock repurchases, under our authorized plan, in the three months ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except share and per share data)
January 2019	—	$—	—	$60,000
February 2019	—	$—	—	$60,000
March 2019	7,671	$41.34	7,671	$59,683
Total	7,671	$41.34	7,671	$59,683
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
10.43*	Amendment No.3 to Agreement to Purchase Spare Engines, dated March 22, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________________________
*Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2019

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)