Form 10-Q
period 2019-06-30
WILLIS LEASE FINANCE CORP
filed 2019-08-07
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-15369
______________________________________________________________________
WILLIS LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0070656
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4700 Lyons Technology Parkway	Coconut Creek	Florida	33073
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (561) 349-9989
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	WLFC	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of August 5, 2019 was 5,849,479.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$11,604	$11,688
Restricted cash	76,448	70,261
Equipment held for operating lease, less accumulated depreciation of $380,166 and $385,483 at June 30, 2019 and December 31, 2018, respectively	1,603,179	1,673,135
Maintenance rights	9,944	14,763
Equipment held for sale	4,079	789
Receivables, net of allowances of $2,688 and $2,559 at June 30, 2019 and December 31, 2018, respectively	46,900	23,270
Spare parts inventory	45,846	48,874
Investments	52,242	47,941
Property, equipment & furnishings, less accumulated depreciation of $7,751 and $6,945 at June 30, 2019 and December 31, 2018, respectively	28,339	27,679
Intangible assets, net	1,342	1,379
Notes receivables	30,599	238
Other assets	20,261	14,926
Total assets (1)	$1,930,783	$1,934,943

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,964	$42,939
Deferred income taxes	101,711	90,285
Debt obligations	1,285,557	1,337,349
Maintenance reserves	113,409	94,522
Security deposits	21,994	28,047
Unearned revenue	5,139	5,460
Total liabilities (2)	1,560,774	1,598,602

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2019 and December 31, 2018, respectively)	49,596	49,554

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,350 and 6,176 shares issued at June 30, 2019 and December 31, 2018, respectively)	64	62
Paid-in capital in excess of par	—	—
Retained earnings	321,577	286,623
Accumulated other comprehensive (loss) income, net of income tax (benefit) expense of $(307) and $81 at June 30, 2019 and December 31, 2018, respectively	(1,228)	102
Total shareholders’ equity	320,413	286,787
Total liabilities, redeemable preferred stock and shareholders' equity	$1,930,783	$1,934,943
_____________________________

(1)
Total assets at June 30, 2019 and December 31, 2018, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash $271 and $656; Restricted cash $76,000 and $70,261; Equipment $996,241 and $1,032,599; and Other assets $375  and $1,075, respectively.

(2)
Total liabilities at June 30, 2019 and December 31, 2018, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $876,392 and $903,296, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Lease rent revenue	$45,025	$43,081	$93,394	$82,726
Maintenance reserve revenue	26,475	22,045	51,825	37,485
Spare parts and equipment sales	14,586	11,653	32,088	24,639
Gain on sale of leased equipment	5,120	52	14,690	597
Other revenue	4,591	1,871	7,569	3,752
Total revenue	95,797	78,702	199,566	149,199

EXPENSES
Depreciation and amortization expense	20,043	18,384	40,301	35,739
Cost of spare parts and equipment sales	12,585	10,305	26,997	21,692
Write-down of equipment	3,262	3,578	4,367	3,578
General and administrative	21,389	16,782	42,829	32,393
Technical expense	1,407	3,232	3,195	6,909
Net finance costs:
Interest expense	16,781	15,138	34,660	28,732
Loss on debt extinguishment	220	—	220	—
Total net finance costs	17,001	15,138	34,880	28,732
Total expenses	75,687	67,419	152,569	129,043

Earnings from operations	20,110	11,283	46,997	20,156
Earnings from joint ventures	1,676	316	2,622	1,063
Income before income taxes	21,786	11,599	49,619	21,219
Income tax expense	4,811	3,240	11,766	5,776
Net income	16,975	8,359	37,853	15,443
Preferred stock dividends	810	810	1,611	1,612
Accretion of preferred stock issuance costs	21	21	42	42
Net income attributable to common shareholders	$16,144	$7,528	$36,200	$13,789

Basic weighted average earnings per common share	$2.75	$1.28	$6.22	$2.30
Diluted weighted average earnings per common share	$2.66	$1.26	$6.01	$2.25

Basic weighted average common shares outstanding	5,866	5,878	5,823	5,990
Diluted weighted average common shares outstanding	6,061	5,991	6,020	6,123
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16,975	$8,359	$37,853	$15,443
Other comprehensive income:
Currency translation adjustment	(387)	(817)	(34)	(232)
Unrealized (loss) gain on derivative instruments	(1,071)	384	(1,684)	1,415
Net (loss) gain recognized in other comprehensive income	(1,458)	(433)	(1,718)	1,183
Tax benefit (expense) related to items of other comprehensive income	329	98	388	(267)
Other comprehensive (loss) income	(1,129)	(335)	(1,330)	916
Total comprehensive income	$15,846	$8,024	$36,523	$16,359

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended June 30, 2019 and 2018
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at March 31, 2019	2,500	$49,575	6,160	$62	$563	$306,912	$(99)	$307,438
Net income	—	—	—	—	—	16,975	—	16,975
Net unrealized loss from currency translation adjustment, net of tax benefit of $88	—	—	—	—	—	—	(299)	(299)
Net unrealized loss from derivative instruments, net of tax benefit of $241	—	—	—	—	—	—	(830)	(830)
Shares repurchased	—	—	(65)	(1)	(1,771)	(1,479)	—	(3,251)
Shares issued under stock compensation plans	—	—	277	3	—	—	—	3
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(22)	—	(914)	—	—	(914)
Stock-based compensation expense	—	—	—	—	2,122	—	—	2,122
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(810)	—	(810)
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2018	2,500	$49,491	6,116	$61	$—	$255,020	$1,537	$256,618
Net income	—	—	—	—	—	8,359	—	8,359
Net unrealized gain from currency translation adjustment, net of tax benefit of $185	—	—	—	—	—	—	(633)	(633)
Net unrealized gain from derivative instruments, net of tax expense of $87	—	—	—	—	—	—	297	297
Shares issued under stock compensation plans	—	—	254	3	—	—	—	3
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(5)	—	(186)	—	—	(186)
Stock-based compensation expense	—	—	—	—	1,660	—	—	1,660
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(810)	—	(810)
Balances at June 30, 2018	2,500	$49,512	6,365	$64	$1,474	$262,548	$1,201	$265,287

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Six Months Ended June 30, 2019 and 2018
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	37,853	—	37,853
Net unrealized loss from currency translation adjustment, net of tax benefit of $8	—	—	—	—	—	—	(26)	(26)
Net unrealized loss from derivative instruments, net of tax benefit of $380	—	—	—	—	—	—	(1,304)	(1,304)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	283	3	160	—	—	163
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(37)	—	(1,460)	—	—	(1,460)
Stock-based compensation expense	—	—	—	—	3,387	—	—	3,387
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,611)	—	(1,611)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2017	2,500	$49,471	6,419	$64	$2,319	$256,301	$226	$258,910
Net income	—	—	—	—	—	15,443		15,443
Net unrealized gain from currency translation adjustment, net of tax benefit of $53	—	—	—	—	—	—	(179)	(179)
Net unrealized gain from derivative instruments, net of tax expense of $320	—	—	—	—	—	—	1,095	1,095
Shares repurchased	—	—	(297)	(3)	(2,697)	(7,485)	—	(10,185)
Shares issued under stock compensation plans	—	—	272	3	115	—	—	118
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(29)	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	—	—	2,585	—	—	2,585
Accretion of preferred shares issuance costs	—	41	—	—	—	(41)	—	(41)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,611)	—	(1,611)
Adoption of ASU 2018-02	—	—	—	—	—	(59)	59	—
Balances at June 30, 2018	2,500	$49,512	6,365	$64	$1,474	$262,548	$1,201	$265,287

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$37,853	$15,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,301	35,739
Write-down of equipment	4,367	3,578
Stock-based compensation expenses	3,387	2,585
Amortization of deferred costs	3,420	2,349
Allowances and provisions	715	572
Gain on sale of leased equipment	(14,690)	(597)
Income from joint ventures	(2,622)	(1,063)
Loss on debt extinguishment	220	—
Loss on disposal of property, equipment and furnishings	36	—
Income taxes	12,101	6,220
Changes in assets and liabilities:
Receivables	(24,345)	(1,963)
Distributions received from joint ventures	3,300	—
Inventory	17,658	19,148
Other assets	(3,206)	(2,832)
Accounts payable and accrued expenses	(6,307)	(11,747)
Maintenance reserves	22,503	12,225
Security deposits	(2,829)	1,841
Unearned revenue	(321)	479
Net cash provided by operating activities	91,541	81,977

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	157,989	28,210
Issuance of notes receivables	(30,783)	—
Payments received on notes receivables	421	—
Capital contributions to joint ventures	(5,013)	—
Purchase of equipment held for operating lease	(145,300)	(243,107)
Purchase of property, equipment and furnishings	(1,843)	(794)
Net cash used in investing activities	(24,529)	(215,691)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	169,120	199,000
Debt issuance costs	(2,840)	—
Principal payments on debt obligations	(220,705)	(53,268)
Proceeds from shares issued under stock compensation plans	163	118
Cancellation of restricted stock units in satisfaction of withholding tax	(1,460)	(848)
Repurchase of common stock	(3,567)	(10,183)
Preferred stock dividends	(1,620)	(1,611)
Net cash (used in) provided by financing activities	(60,909)	133,208

Increase/(Decrease) in cash, cash equivalents and restricted cash	6,103	(506)
Cash, cash equivalents and restricted cash at beginning of period	81,949	47,324
Cash, cash equivalents and restricted cash at end of period	$88,052	$46,818

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$32,948	$29,072
Income Taxes	$81	$1,065

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Equipment held for sale	$3,450	$13,479
Transfers from Equipment held for operating lease to Spare parts inventory	$14,630	$—
Transfers from Equipment held for sale to Spare parts inventory	$—	$6,907
Accrued preferred stock dividends	$677	$784
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Form 10-K . There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2019, except as disclosed in Note 1(d).

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

(b)   Adjustments to Prior Period

Effective January 1, 2018, the Company adopted Accounting Standards Codification 606 – “Revenue from Contracts with Customers” (“ASC 606”) and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, and as reflected in the 2018 Form 10-K, the Company presents the sale of these assets on a gross basis and has reclassified the three and six months ended June 30, 2018 gross revenue and costs of sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item. For the three months ended June 30, 2018, the reclassification resulted in an increase in Spare parts and equipment sales of $4.6 million, a decrease in Gain on sale of leased equipment of $0.2 million and an increase in Cost of spare parts and equipment sales of $4.4 million with no impact to the Company's net income. For the six months ended June 30, 2018, the reclassification resulted in an increase in Spare parts and equipment sales of $11.3 million, a decrease in Gain on sale of leased equipment of $0.3 million and an increase in Cost of spare parts and equipment sales of $11.0 million with no impact to the Company's net income. The Company's Consolidated Statement of Cash Flows for the six months ended June 30, 2018 were adjusted as a result of the reclassification by increasing cash flows provided by operating activities by $9.3 million and decreasing cash flows provided by investing activities by a similar amount.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including VIEs, where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a VIE or voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity's activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, as well as certain practical expedients related to land easements and lessor accounting.

This ASU originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provided an additional and optional transition method that allowed entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopted the new leases standard would continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company adopted the standard on January 1, 2019 using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $4.5 million and $4.3 million, respectively, as of January 1, 2019. The cumulative effect adjustment to retained earnings as of January 1, 2019 was $0.2 million. The standard did not materially impact our consolidated financial statements.

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. The Company also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

Under ASC Topic 842, a lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. Furthermore, the Company will assess on an ongoing basis, the updated guidance provided for sale leaseback transactions and whether failed sale leaseback accounting treatment is triggered. As lessor, the Company's existing leases remained as operating leases under the new standard. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expensed as incurred certain lease origination costs that were previously capitalized as initial direct costs and amortized as expenses over the lease term.

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

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. This ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2020 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.
2. Leases

As lessor, and as of June 30, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivables under the failed sale leaseback guidance provided by ASC 842.

As lessee, the significant majority of leases the Company enters are for real estate (office and warehouse space for our operations as well as automobiles). These lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of January 1, 2019, the Company did not have any significant leases that had not yet commenced but that created significant rights and obligations. Leases with terms of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company's leases include variable non-lease components (e.g., taxes) which are not separated from associated lease components (e.g. fixed rent, common-area maintenance costs, vehicle protection plans and other service fees) as elected under the practical expedient package provided by ASC 842.

The Company's leases have remaining lease terms of one to eight years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The exercise of lease renewal options or purchase at lease termination is at the Company's sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	June 30, 2019
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$4,626
Total leased assets		$4,626

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$4,410
Total lease liabilities		$4,410

Weighted average remaining lease term (years)
Operating leases		5.53
Weighted average discount rate
Operating leases		4.5%

Future maturities of the Company's operating lease liabilities at June 30, 2019 are as follows:

Year	(in thousands)
Remaining for year ending December 31, 2019	$536
2020	1,013
2021	941
2022	768
2023	510
Thereafter	1,277
Total lease payments	5,045
Less: interest	(635)
Total lease liabilities	$4,410

The following table represents future minimum lease payments under noncancelable operating leases at December 31, 2018 as presented in the Company’s 2018 Form 10-K:

Year	(in thousands)
2019	$1,172
2020	676
2021	638
2022	645
2023	483
Thereafter	1,183
$4,797

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

Lease expense	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(in thousands)
Operating lease cost	General and administrative	$360	$741
Net lease cost		$360	$741

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$500

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$495

3. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three months ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$71,500	$—	$—	$71,500
Spare parts and equipment sales	266	14,320	—	14,586
Gain on sale of leased equipment	5,120	—	—	5,120
Managed services	1,023	—	—	1,023
Other revenue	3,560	31	(23)	3,568
Total revenue	$81,469	$14,351	$(23)	$95,797

Three Months Ended June 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$65,126	$—	$—	$65,126
Spare parts and equipment sales	—	11,653	—	11,653
Gain on sale of leased equipment	52	—	—	52
Managed services	1,252	—	—	1,252
Other revenue	604	210	(195)	619
Total revenue	$67,034	$11,863	$(195)	$78,702

Six Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$145,219	$—	$—	$145,219
Spare parts and equipment sales	2,751	29,337	—	32,088
Gain on sale of leased equipment	14,690	—	—	14,690
Managed services	2,361	—	—	2,361
Other revenue	5,200	125	(117)	5,208
Total revenue	$170,221	$29,462	$(117)	$199,566

Six Months Ended June 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$120,211	$—	$—	$120,211
Spare parts and equipment sales	—	24,639	—	24,639
Gain on sale of leased equipment	597	—	—	597
Managed services	2,173	—	—	2,173
Other revenue	1,533	1,323	(1,277)	1,579
Total revenue	$124,514	$25,962	$(1,277)	$149,199
_____________________________

(1)	Represents revenue generated between our reportable segments.

4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of June 30, 2019, WMES owned a lease portfolio of 33 engines and six aircraft with a net book value of $309.0 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2019, CASC Willis owned a lease portfolio of four engines with a net book value of $51.9 million.

Six Months Ended June 30, 2019	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2018	$34,183	$13,758	$47,941
Earnings from joint ventures	2,565	57	2,622
Investment	5,013	—	5,013
Distribution	(3,300)	—	(3,300)
Foreign currency translation adjustment	—	(34)	(34)
Investment in joint ventures as of June 30, 2019	$38,461	$13,781	$52,242

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.6 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively. These fees related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2019, the Company sold five aircraft to WMES for $75.5 million. During the six months ended June 30, 2018, the Company sold one aircraft and one engine to WMES for $21.4 million. There were no aircraft or engine sales to CASC Willis during the six months ended June 30, 2019 and 2018.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue	$13,594	$9,040	$23,137	$16,646
Expenses	9,516	7,551	17,721	14,354
WMES income before income taxes	$4,078	$1,489	$5,416	$2,292

	June 30, 2019	December 31, 2018
	(in thousands)
Total assets	$315,173	$274,744
Total liabilities	230,759	198,534
Total WMES net equity	$84,414	$76,210

5.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at June 30, 2019, secured by engines. The facility has a committed amount of $1.0 billion at June 30, 2019, which revolves until the maturity date of June 2024	$397,000	$427,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	315,706	323,075
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	45,101	46,154
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	266,206	274,205
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	38,068	39,212
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	226,898	237,847
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% at June 30, 2019, maturing in July 2022, secured by engines	7,841	—
Note payable at fixed interest rates ranging from 2.60% to 2.97%, maturing in July 2024, secured by an aircraft	10,026	10,937
	1,306,846	1,358,430
Less: unamortized debt issuance costs	(21,289)	(21,081)
Total debt obligations	$1,285,557	$1,337,349

Principal outstanding at June 30, 2019, is repayable as follows:

Year	(in thousands)
2019	$28,099
2020	56,128
2021	56,418
2022 (includes $173.8 million outstanding on WEST II Series A 2012 term notes)	212,671
2023	34,008
Thereafter	919,522
Total	$1,306,846

In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which increased the revolving credit facility from $890.0 million to $1.0 billion. The Amended Credit Agreement incorporates an accordion feature that can expand the credit facility up to $1.3 billion, extends the maturity of the credit facility to June 2024 and provides for certain other amendments to covenants, interest rates and commitment fees. As of June 30, 2019, there was $397.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are collateralized by the title and interest of the Company and certain of its subsidiaries, and to substantially all of its assets and properties.
In connection with entering into the Amended Credit Agreement in June 2019, the Company incurred and deferred an additional $2.9 million of debt issuance costs, and recognized a loss on debt extinguishment of $0.2 million relating to the Third Amendment. Unamortized debt issuance costs are included as a reduction to “Debt Obligations” in our consolidated balance sheets and are amortized to “Interest expense” on a straight-line basis through the maturity date of the Amended Credit Agreement.
In February 2019, the Company entered into a new $8.1 million loan with a financial institution with a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% and principal and interest are paid quarterly.  The loan is secured by two engines.

Subsequent to June 30, 2019, and effective July 15, 2019, the Company’s note payable secured by a corporate aircraft was repriced at a fixed interest rate of 3.18%. The outstanding balance of the loan was $10.0 million at June 30, 2019 and will continue to mature in July 2024.

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also is required to comply with certain negative financial covenants such as prohibitions on liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at June 30, 2019.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $397.0 million and $427.0 million of such borrowings at June 30, 2019 and December 31, 2018, respectively, tied to this rate. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 22 months as of June 30, 2019. The derivative was designated in a cash flow hedging relationship.

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

The net fair value of the interest rate swap was a $22 thousand net liability and a $1.7 million net asset as of June 30, 2019 and December 31, 2018, respectively. The Company recorded a $(0.2) million and $(0.4) million adjustment to interest expense during the three and six months ended June 30, 2019, respectively, and a $(0.1) million and $(0.1) million adjustment to interest expense during the three and six months ended June 30, 2018, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$(1,071)	$384	Interest expense	$194	$94
Total	$(1,071)	$384	Total	$194	$94

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$(1,684)	$1,415	Interest expense	$397	$69
Total	$(1,684)	$1,415	Total	$397	$69

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedge for the period ended June 30, 2019.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparty for the interest rate swap was a large financial institution in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparty was creditworthy and that their continuing performance under the hedging agreement was probable and did not require the counterparty to provide collateral or other security to the Company.
7.  Income Taxes

Income tax expense for the three and six months ended June 30, 2019 was $4.8 million and $11.8 million, respectively. The effective tax rate for the three months and six months ended June 30, 2019 was 22.1% and 23.7%, respectively. Income tax expense for the three and six months ended June 30, 2018 was $3.2 million and $5.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 27.9% and 27.2%, respectively.

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

•
Notes receivables: The carrying amount of the Company’s outstanding balance on its Notes receivables as of June 30, 2019 and December 31, 2018 was estimated to have a fair value of approximately $30.9 million and $0.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2019 and December 31, 2018 was estimated to have a fair value of approximately $1,265.0 million and $1,348.1 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2019 and December 31, 2018, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap had a net fair value representing a $22 thousand net liability and a net asset of $1.7 million, as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, $(0.4) million and $(0.1) million was realized through the income statement as an adjustment to Interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale as of June 30, 2019 and December 31, 2018.

	Assets Written Down to Fair Value								Total Losses
	June 30, 2019				December 31, 2018				Six Months Ended June 30,
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	2019	2018

	(in thousands)								(in thousands)
Equipment held for lease	$—	$—	$—	$—	$—	$17,756	$—	$17,756	$4,367	$3,400
Equipment held for sale	—	3,450	—	3,450	—	472	—	472	—	178
Total	$—	$3,450	$—	$3,450	$—	$18,228	$—	$18,228	$4,367	$3,578

A write-down of $4.4 million was recorded during the six months ended June 30, 2019 for four engines due to a management decision to part-out the engines or sell the engines, in which the net book values exceeded the estimated proceeds. A write-down of $3.6 million was recorded during the six months ended June 30, 2018 for three engines due to a management decision to part-out the engines, in which the net book values exceeded the estimated proceeds.

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

There were no anti-dilutive shares during the three months ended June 30, 2019 and 2 thousand anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the six months ended June 30, 2019. The computation of diluted weighted average earnings per share does not include 0.3 million and 0.1 million restricted shares for the three and six months ended June 30, 2018, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$16,144	$7,528	$36,200	$13,789

Basic weighted average common shares outstanding	5,866	5,878	5,823	5,990
Potentially dilutive common shares	195	113	197	133
Diluted weighted average common shares outstanding	6,061	5,991	6,020	6,123

Basic weighted average earnings per common share	$2.75	$1.28	$6.22	$2.30
Diluted weighted average earnings per common share	$2.66	$1.26	$6.01	$2.25

10. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next five years. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018. Effective December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During the six months ended June 30, 2019, the Company repurchased a total of 72,324 shares of common stock for approximately $3.6 million at a weighted average price of $49.29 per share. At June 30, 2019, approximately $56.4 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2019 and 2018, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 11 in the 2018 Form 10-K.

11.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$1,143	$1,660	$2,402	$2,565
2018 Stock Incentive Plan	975	—	975	—
Employee Stock Purchase Plan	4	—	10	20
Total Stock Compensation Expense	$2,122	$1,660	$3,387	$2,585

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of June 30, 2019, no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under the 2018 Plan, a total of 800,000 shares are authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment or service must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of June 30, 2019, the Company has granted 279,400 RSAs under the 2018 Plan and has 613,996 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2019:

Shares
Restricted stock at December 31, 2018	417,890
Shares granted	279,400
Shares forfeited	(2,666)
Shares vested	(183,624)
Restricted stock at June 30, 2019	511,000

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the six months ended June 30, 2019 and 2018, 6,732 and 5,497 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

12. Reportable Segments

The Company has two reportable segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and other related businesses and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine parts, whole engines, engine modules and portable aircraft components.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$45,025	$—	$—	$45,025
Maintenance reserve revenue	26,475	—	—	26,475
Spare parts and equipment sales	266	14,320	—	14,586
Gain on sale of leased equipment	5,120	—	—	5,120
Other revenue	4,583	31	(23)	4,591
Total revenue	81,469	14,351	(23)	95,797

Expenses:
Depreciation and amortization expense	20,023	20	—	20,043
Cost of spare parts and equipment sales	252	12,333	—	12,585
Write-down of equipment	3,262	—	—	3,262
General and administrative	19,919	1,470	—	21,389
Technical expense	1,407	—	—	1,407
Net finance costs:
Interest expense	16,781	—	—	16,781
Loss on debt extinguishment	220	—	—	220
Total finance costs	17,001	—	—	17,001
Total expenses	61,864	13,823	—	75,687
Earnings from operations	$19,605	$528	$(23)	$20,110

Three Months Ended June 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$43,081	$—	$—	$43,081
Maintenance reserve revenue	22,045	—	—	22,045
Spare parts and equipment sales (2)	—	11,653	—	11,653
Gain on sale of leased equipment (2)	52	—	—	52
Other revenue	1,856	210	(195)	1,871
Total revenue	67,034	11,863	(195)	78,702

Expenses:
Depreciation and amortization expense	18,297	87	—	18,384
Cost of spare parts and equipment sales (2)	—	10,305	—	10,305
Write-down of equipment	3,578	—	—	3,578
General and administrative	15,683	1,099	—	16,782
Technical expense	3,232	—	—	3,232
Net finance costs:
Interest expense	15,138	—	—	15,138
Loss on debt extinguishment	—	—	—	—
Total finance costs	15,138	—	—	15,138
Total expenses	55,928	11,491	—	67,419
Earnings from operations	$11,106	$372	$(195)	$11,283

Six Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$93,394	$—	$—	$93,394
Maintenance reserve revenue	51,825	—	—	51,825
Spare parts and equipment sales	2,751	29,337	—	32,088
Gain on sale of leased equipment	14,690	—	—	14,690
Other revenue	7,561	125	(117)	7,569
Total revenue	170,221	29,462	(117)	199,566

Expenses:
Depreciation and amortization expense	40,259	42	—	40,301
Cost of spare parts and equipment sales	2,088	24,909	—	26,997
Write-down of equipment	4,367	—	—	4,367
General and administrative	39,893	2,936	—	42,829
Technical expense	3,194	1	—	3,195
Net finance costs:
Interest expense	34,660	—	—	34,660
Loss on debt extinguishment	220	—	—	220
Total finance costs	34,880	—	—	34,880
Total expenses	124,681	27,888	—	152,569
Earnings from operations	$45,540	$1,574	$(117)	$46,997

Six Months Ended June 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$82,726	$—	$—	$82,726
Maintenance reserve revenue	37,485	—	—	37,485
Spare parts and equipment sales (2)	—	24,639	—	24,639
Gain on sale of leased equipment (2)	597	—	—	597
Other revenue	3,706	1,323	(1,277)	3,752
Total revenue	124,514	25,962	(1,277)	149,199

Expenses:
Depreciation and amortization expense	35,565	174	—	35,739
Cost of spare parts and equipment sales (2)	—	21,692	—	21,692
Write-down of equipment	3,578	—	—	3,578
General and administrative	30,178	2,215	—	32,393
Technical expense	6,909	—	—	6,909
Net finance costs:
Interest expense	28,732	—	—	28,732
Loss on debt extinguishment	—	—	—	—
Total finance costs	28,732	—	—	28,732
Total expenses	104,962	24,081	—	129,043
Earnings from operations	$19,552	$1,881	$(1,277)	$20,156
______________________________

(1)	Represents revenue generated between our operating segments.

(2)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the three and six months ended June 30, 2018 gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2019	$1,874,523	$56,260	$—	$1,930,783
Total assets as of December 31, 2018	$1,882,860	$52,083	$—	$1,934,943

13. Related Party Transactions

In January 2019, the Special Committee of the Board of Directors approved a transaction in which the Company's Chief Executive Officer, Charles F. Willis, purchased a car at its market value of $0.1 million from the Company.

During 2019, the Company's Chief Executive Officer, Charles F. Willis, was charged $0.2 million for usage of the Company's marine vessel in the Company's lease portfolio.
14. Subsequent Event

On July 3, 2019, WLFC closed on a sale and leaseback deal of 27 CFM56-5C4 engines and the purchase of five CFM56-5C4 engines.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivables under ASU 2016-02. As of June 30, 2019, we had 83 lessees in 48 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2019, our lease portfolio consisted of 241 engines, 12 aircraft, 10 other leased parts and equipment and one marine vessel with an aggregate net book value of $1,603.2 million. As of June 30, 2019, we also managed 475 engines, aircraft and related equipment on behalf of other parties.

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
Results of Operations
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Revenue is summarized as follows:

	Three Months Ended June 30,
	2019	2018	% Change
	(dollars in thousands)
Lease rent revenue	$45,025	$43,081	4.5%
Maintenance reserve revenue	26,475	22,045	20.1%
Spare parts and equipment sales (1)	14,586	11,653	25.2%
Gain on sale of leased equipment (1)	5,120	52	9,746.2%
Other revenue	4,591	1,871	145.4%
Total revenue	$95,797	$78,702	21.7%
______________________________

(1)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the three months ended June 30, 2018 gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $1.9 million, or 4.5%, to $45.0 million in the three months ended June 30, 2019 from $43.1 million for the three months ended June 30, 2018. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets, in each case as compared to the comparable prior period. During the three months ended June 30, 2019, we purchased equipment (including capitalized costs) totaling $53.1 million, which primarily consisted of four engines purchased for our lease portfolio. During the three months ended June 30, 2018, we purchased equipment (including capitalized costs) totaling $104.5 million, which primarily consisted of seven engines purchased for our lease portfolio.
The aggregate net book value of equipment held for lease at June 30, 2019 and June 30, 2018, was $1,603.2 million and $1,542.3 million, respectively, an increase of 3.9%. Average utilization (based on net book value) was approximately 88% and 87% for the three months ended June 30, 2019 and 2018, respectively.
Maintenance Reserve Revenue. Maintenance reserve revenue increased $4.4 million, or 20.1%, to $26.5 million for the three months ended June 30, 2019 from $22.0 million for the three months ended June 30, 2018. The increase is primarily related to the increase in engines out on lease with “non-reimbursable” usage fees, generating $19.8 million of short-term maintenance revenues compared to $13.8 million in the comparable prior period. Long term maintenance revenue decreased to $6.7 million for the three months ended June 30, 2019 compared to $8.3 million in the comparable prior period.
Spare Parts and Equipment Sales.  Spare parts and equipment sales increased by $2.9 million, or 25.2%, to $14.6 million for the three months ended June 30, 2019 compared to $11.7 million for the three months ended June 30, 2018. Spare parts sales for the three months ended June 30, 2019 were $14.3 million compared to $11.7 million in the same period of 2018. Equipment sales for the second quarter of 2019 were $0.3 million from the sale of one equipment package. There were no equipment sales for the three months ended June 30, 2018.
Gain on Sale of Leased Equipment. Gain on sale of leased equipment was $5.1 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018.  The $5.1 million gain during the second quarter of 2019 reflects the sale of five engines and one airframe. The $0.1 million gain during the second quarter of 2018 reflects the sale of two engines.
Other Revenue.  Other revenue increased by $2.7 million, to $4.6 million in the three months ended June 30, 2019 from $1.9 million in the three months ended June 30, 2018. The increase in the second quarter of 2019 compared to the prior year period primarily reflects $2.1 million in performance fees earned related to engines managed on behalf of a third party, and to a lesser extent, service fee revenue and interest.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.7 million, or 9.0%, to $20.0 million for the three months ended June 30, 2019 compared to $18.4 million for the three months ended June 30, 2018. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio to new generation engines, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased by $2.3 million, or 22.1%, to $12.6 million for the three months ended June 30, 2019 compared to $10.3 million for the three months ended June 30, 2018. Cost of spare parts sales for the three months ended June 30, 2019 was $12.3 million compared to $10.3 million in the comparable prior year period. Spare Parts gross margins were 14% and 12% in the three-month periods ending June 30, 2019 and June 30, 2018 respectively. Cost of equipment sales for the three months ended June 30, 2019 was $0.3 million and there were no costs of equipment sales for the three months ended June 30, 2018.
Write-down of Equipment. Write-down of equipment was $3.3 million for the three months ended June 30, 2019, reflecting a write-down of two engines due to management's decision to part-out one engine and sell one engine to a third party. Write-down of equipment was $3.6 million for the three months ended June 30, 2018, reflecting the write-down of three engines due to a management decision to part-out the engines.
General and Administrative Expenses. General and administrative expenses increased by $4.6 million, or 27.5%, to $21.4 million for the three months ended June 30, 2019 compared to $16.8 million for the three months ended June 30, 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and investment in technology infrastructure.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $1.8 million, or 56.5%, to $1.4 million for the three months ended June 30, 2019 compared to $3.2 million for the three months ended June 30, 2018. The decrease primarily reflects a decrease of $1.8 million in engine maintenance costs.
Interest Expense. Interest expense increased to $16.8 million for the three months ended June 30, 2019 compared to $15.1 million for the three months ended June 30, 2018. This increase is a result of higher debt obligation balances and increased borrowing cost in 2019 associated with our LIBOR based borrowings and our WEST IV notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of June 30, 2019 and 2018, were $1,285.6 million and $1,232.8 million, respectively.
Debt obligations outstanding tied to one-month LIBOR as of June 30, 2019 and 2018 were $397.0 million and $666.0 million, respectively. As of June 30, 2019 and 2018, one-month LIBOR was 2.39% and 2.09% respectively. Debt obligations outstanding tied to three-month LIBOR as of June 30, 2019 and 2018 were $7.8 million and zero, respectively. As of June 30, 2019, three-month LIBOR was 2.33%.
Income Tax Expense.  Income tax expense was $4.8 million for the three months ended June 30, 2019 compared to $3.2 million for the three months ended June 30, 2018. The effective tax rate for the second quarter of 2019 was 22.1% compared to 27.9% in the prior year period. The decrease in the effective tax rate was predominantly due to the increase in foreign income.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Revenue is summarized as follows:

	Six Months Ended June 30,
	2019	2018	% Change
	(dollars in thousands)
Lease rent revenue	$93,394	$82,726	12.9%
Maintenance reserve revenue	51,825	37,485	38.3%
Spare parts and equipment sales (1)	32,088	24,639	30.2%
Gain on sale of leased equipment (1)	14,690	597	2,360.6%
Other revenue	7,569	3,752	101.7%
Total revenue	$199,566	$149,199	33.8%
______________________________

(1)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the six months ended June 30, 2018 gross revenue and costs on sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

Lease Rent Revenue. Lease rent revenue increased by $10.7 million, or 12.9%, to $93.4 million for the six months ended June 30, 2019, up from $82.7 million for the six months ended June 30, 2018. The increase is primarily driven by an increase in lease rates and increased net book value of the leased assets, in each case as compared to the comparable prior period. During the six months ended June 30, 2019, we purchased equipment (including capitalized costs) totaling $145.3 million, which primarily consisted of nine engines, four aircraft, and one marine vessel purchased for our lease portfolio. During the six months ended June 30, 2018, we purchased equipment (including capitalized costs) totaling $243.1 million, which primarily included 27 engines purchased for our lease portfolio.

The aggregate net book value of equipment held for lease at June 30, 2019 and June 30, 2018, was $1,603.2 million and $1,542.3 million, respectively, an increase of 3.9%. Average utilization (based on net book value) for the six months ended June 30, 2019 increased to approximately 88% from 87% for the six months ended June 30, 2018.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $14.3 million, or 38.3%, to $51.8 million for the six months ended June 30, 2019 from $37.5 million for the six months ended June 30, 2018. We recognized $37.4 million Maintenance reserve revenue on our short-term, non-reimbursable leases during the six months ended June 30, 2019, compared to $26.8 million in the prior year period. Long-term maintenance reserve revenue increased to $14.5 million for the six months ended June 30, 2019 compared to $10.7 million in the prior year period.

Spare Parts and Equipment Sales.  Spare parts and equipment sales increased by $7.4 million, or 30.2%, to $32.1 million for the six months ended June 30, 2019 compared to $24.6 million in the prior year period.  Spare parts sales for the first half of 2019 were $29.4 million, compared to $24.6 million in the comparable period in 2018. Equipment sales for the six months ended June 30, 2019 were $2.7 million from the sale of one airframe and one equipment package. There were no equipment sales for the six months ended June 30, 2018.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment increased by $14.1 million to $14.7 million for the six months ended June 30, 2019 from $0.6 million for the six months ended June 30, 2018. The $14.7 million gain for the six months ended June 30, 2019 reflects the sale of 11 engines, six aircraft, and three airframes. The $0.6 million gain for the six months ended June 30, 2018 reflects the sale of three engines and one aircraft.

Other Revenue.  Other revenue increased by $3.8 million, or 101.7%, to $7.6 million for the six months ended June 30, 2019 from $3.8 million for the six months ended June 30, 2018. The increase in Other revenue primarily reflects fees earned related to engines managed on behalf of third parties, service fee revenue and interest.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.6 million, or 12.8%, to $40.3 million for the six months ended June 30, 2019 compared to $35.7 million for the six months ended June 30, 2018. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased by $5.3 million, or 24.5%, to $27.0 million for the six months ended June 30, 2019 compared to$21.7 million for the six months ended June 30, 2018. Cost of spare parts for the six months ended June 30, 2019 were $24.9 million compared to $21.7 million in the prior year period. Cost of equipment sales for the six months ended June 30, 2019 was $2.1 million. Spare Parts gross margins were 15% and 12% in the six-month periods ending June 30, 2019 and June 30, 2018 respectively. There were no equipment sales for the six months ended June 30, 2018.

Write-down of Equipment. Write-down of equipment was $4.4 million for the six months ended June 30, 2019 reflects the write-down of four engines due to a management decision to part-out three engines and sell one to a third party. Write-down of equipment was $3.6 million for the six months ended June 30, 2018 and reflects the write-down of three engines due to a management decision to part-out the engines.

General and Administrative Expenses. General and administrative expenses increased by $10.4 million, or 32.2%, to $42.8 million for the six months ended June 30, 2019 compared to $32.4 million for the six months ended June 30, 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and investment in technology infrastructure.

Technical Expense. Technical expense decreased by $3.7 million, or 53.8%, to $3.2 million for the six months ended June 30, 2019 compared to $6.9 million for the six months ended June 30, 2018. The decrease primarily reflects a decrease of $3.8 million in engine maintenance costs partly offset by an increase of $0.5 million in outsourced technical support services.

Interest Expense. Interest expense increased to $34.7 million for the six months ended June 30, 2019 compared to $28.7 million for the six months ended June 30, 2018. The increase was the result of higher debt obligation balances and increased borrowing cost in 2019 associated with our LIBOR based borrowings and our WEST IV notes.

Income Tax Expense.  Income tax expense was $11.8 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. The effective tax rate for the first half of 2019 was 23.7% compared to 27.2% in the prior year period. The decrease in the effective tax rate was predominantly due to the increase in foreign income.
Financial Position, Liquidity and Capital Resources
At June 30, 2019, the Company had $88.1 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $169.1 million and $199.0 million for the six months ended June 30, 2019 and 2018, respectively, was derived from this activity. In these same time periods, $220.7 million and $53.3 million, respectively, was used to pay down related debt.
Cash Flows Discussion
Cash flows provided by operating activities was $91.5 million and $82.0 million for the six months ended June 30, 2019 and 2018, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86% and 88%, by book value, of our assets were on-lease as of June 30, 2019 and December 31, 2018, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2019 and 2018 was approximately 88% and 87%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $24.5 million for the six months ended June 30, 2019 and primarily reflected $145.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $30.8 million related to two leases entered into during the first quarter of 2019 which are classified as notes receivables under ASU 2016-02, partly offset by $158.0 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities was $215.7 million in the six months ended June 30, 2018. Our primary use of funds was for the purchase of equipment for operating lease. Purchases of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) totaled $243.1 million.
Cash flows used in financing activities was $60.9 million for the six months ended June 30, 2019 and primarily reflected $220.7 million in principal payments and $3.6 million in share repurchases, partly offset by $169.1 million in proceeds from the issuance of debt obligations. Cash flows provided by financing activities was $133.2 million for the six months ended June 30, 2018 primarily reflected $199.0 million in proceeds from debt obligations, partly offset by $53.3 million in principal payments and $10.2 million in share repurchases.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2019 and 2018, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At June 30, 2019, Debt obligations consist of loans totaling $1,285.6 million, net of unamortized issuance costs, payable with interest rates varying between approximately 2.6% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the “Debt Obligations” Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In June 2019, the Company entered into the Fourth Amendment and Restated Credit Agreement which increased the revolving credit facility from $890.0 million to $1.0 billion and extends the maturity of the credit facility to June 2024. As a result, the Company incurred and deferred an additional $2.9 million of debt issuance costs and recognized a loss on debt extinguishment of $0.2 million relating to the Third Amendment.

In February 2019, the Company entered into a new $8.1 million loan with a financial institution with a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 5.25% and principal and interest are paid quarterly. The loan is secured by two engines.

Virtually all of our debt requires our ongoing compliance with certain financial covenants including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can borrow no more than 85% of an engine’s net book value and 65% of an airframe’s, spare parts inventory’s or other assets net book value. Therefore, we must have other available funds for the balance of the purchase price of any new equipment to be purchased or we will not be permitted to draw on our revolver. The facilities are also cross-defaulted against other facilities. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the debt is secured by engines and aircraft, and to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At June 30, 2019, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of: earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2019, we were also in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2019:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,306,846	$56,119	$112,811	$632,419	$505,497
Interest payments under debt obligations	246,363	45,422	82,095	57,415	61,431
Operating lease obligations	5,218	1,170	1,819	1,045	1,184
Purchase obligations	179,480	179,480	—	—	—
Total	$1,737,907	$282,191	$196,725	$690,879	$568,112

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing an additional two new LEAP-1B engines. These engines are solely compatible with the Boeing 737 Max aircraft, the entire fleet of which is currently grounded worldwide. Our expectation is that we will be able to place these engines on lease upon the re-entry of the Boeing 737 Max aircraft into service.
We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2019 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.
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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2019, $404.8 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $3.0 million.
We hedge a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of change in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.
We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the six months ended June 30, 2019, 79% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
One customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2019.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15b under the Securities Exchange Act of 1934, as amended (Exchange Act) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Common stock repurchases, under our authorized plan, in the three months ended June 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except share and per share data)
April 2019	18,967	$44.45	18,967	$58,840
May 2019	27,764	$52.32	27,764	$57,387
June 2019	17,922	$53.12	17,922	$56,435
Total	64,653	$50.23	64,653	$56,435

On June 27, 2019, the Company suspended repurchases under its 10b5-01 plan.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
10.44*	Amendment No. 4 to Agreement to Purchase Spare Engines, dated June 27, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation.
10.45*
Fourth Amended and Restated Credit Agreement, dated as of June 7, 2019, among the Company, MUFG Union Bank, Ltd. as administrative agent, MUFG Union Bank, N.A. as security agent, and certain other lenders and financial institutions named therein.

31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________
*Pursuant to Items 601(a)(5) and 601(b)(10) of Regulation S-K, certain schedules (or similar attachments) to this exhibit were omitted, and certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 7, 2019

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)