Form 10-Q
period 2019-09-30
WILLIS LEASE FINANCE CORP
filed 2019-11-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of November 4, 2019 was 5,849,479.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018	6

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the three and nine months ended September 30, 2019 and 2018	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 5.	Other Information	34

Item 6.	Exhibits	35

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$8,976	$11,688
Restricted cash	71,747	70,261
Equipment held for operating lease, less accumulated depreciation of $396,777 and $385,483 at September 30, 2019 and December 31, 2018, respectively	1,624,937	1,673,135
Maintenance rights	3,133	14,763
Equipment held for sale	542	789
Receivables, net of allowances of $2,320 and $2,559 at September 30, 2019 and December 31, 2018, respectively	33,890	23,270
Spare parts inventory	42,314	48,874
Investments	53,952	47,941
Property, equipment & furnishings, less accumulated depreciation of $8,379 and $6,945 at September 30, 2019 and December 31, 2018, respectively	30,840	27,679
Intangible assets, net	1,327	1,379
Notes receivable	41,319	238
Other assets	17,458	14,926
Total assets (1)	$1,930,435	$1,934,943

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$40,035	$42,939
Deferred income taxes	108,690	90,285
Debt obligations	1,258,984	1,337,349
Maintenance reserves	99,502	94,522
Security deposits	22,165	28,047
Unearned revenue	5,949	5,460
Total liabilities (2)	1,535,325	1,598,602

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2019 and December 31, 2018, respectively)	49,617	49,554

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,357 and 6,176 shares issued at September 30, 2019 and December 31, 2018, respectively)	64	62
Paid-in capital in excess of par	2,373	—
Retained earnings	344,809	286,623
Accumulated other comprehensive (loss) income, net of income tax (benefit) expense of ($460) and $81 at September 30, 2019 and December 31, 2018, respectively	(1,753)	102
Total shareholders’ equity	345,493	286,787
Total liabilities, redeemable preferred stock and shareholders' equity	$1,930,435	$1,934,943
_____________________________

(1)
Total assets at September 30, 2019 and December 31, 2018, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash $148 and $656; Restricted cash $71,330 and $70,261; Equipment $1,013,944 and $1,032,599; and Other assets $711  and $1,075, respectively.

(2)
Total liabilities at September 30, 2019 and December 31, 2018, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $863,245 and $903,296, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Lease rent revenue	$49,090	$46,984	$142,484	$129,710
Maintenance reserve revenue	39,173	19,370	90,998	56,855
Spare parts and equipment sales	24,409	11,529	56,497	36,168
Gain on sale of leased equipment	4,589	1,065	19,279	1,662
Other revenue	3,105	2,010	10,674	5,762
Total revenue	120,366	80,958	319,932	230,157

EXPENSES
Depreciation and amortization expense	22,736	19,861	63,037	55,600
Cost of spare parts and equipment sales	20,195	8,832	47,192	30,524
Write-down of equipment	6,954	1,215	11,321	4,793
General and administrative	23,257	18,124	66,086	50,517
Technical expense	1,739	2,290	4,934	9,199
Net finance costs:
Interest expense	16,572	17,885	51,232	46,617
Loss on debt extinguishment	—	—	220	—
Total net finance costs	16,572	17,885	51,452	46,617
Total expenses	91,453	68,207	244,022	197,250

Earnings from operations	28,913	12,751	75,910	32,907
Earnings from joint ventures	2,165	506	4,787	1,569
Income before income taxes	31,078	13,257	80,697	34,476
Income tax expense	7,005	3,583	18,771	9,359
Net income	24,073	9,674	61,926	25,117
Preferred stock dividends	820	819	2,431	2,431
Accretion of preferred stock issuance costs	21	21	63	62
Net income attributable to common shareholders	$23,232	$8,834	$59,432	$22,624

Basic weighted average earnings per common share	$3.97	$1.50	$10.19	$3.80
Diluted weighted average earnings per common share	$3.81	$1.47	$9.83	$3.72

Basic weighted average common shares outstanding	5,847	5,900	5,831	5,960
Diluted weighted average common shares outstanding	6,094	6,004	6,045	6,083
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$24,073	$9,674	$61,926	$25,117
Other comprehensive income:
Currency translation adjustment	(455)	(530)	(489)	(762)
Unrealized (loss) gain on derivative instruments	(223)	221	(1,907)	1,636
Net (loss) gain recognized in other comprehensive income	(678)	(309)	(2,396)	874
Tax benefit (expense) related to items of other comprehensive income	153	70	541	(197)
Other comprehensive (loss) income	(525)	(239)	(1,855)	677
Total comprehensive income	$23,548	$9,435	$60,071	$25,794

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended September 30, 2019 and 2018
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413
Net income	—	—	—	—	—	24,073	—	24,073
Net unrealized loss from currency translation adjustment, net of tax benefit of $103	—	—	—	—	—	—	(352)	(352)
Net unrealized loss from derivative instruments, net of tax benefit of $50	—	—	—	—	—	—	(173)	(173)
Shares issued under stock compensation plans	—	—	7	—	172	—	—	172
Stock-based compensation expense	—	—	—	—	2,201	—	—	2,201
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(820)	—	(820)
Balances at September 30, 2019	2,500	$49,617	6,357	$64	$2,373	$344,809	$(1,753)	$345,493

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2018	2,500	$49,512	6,365	$64	$1,474	$262,548	$1,201	$265,287
Net income	—	—	—	—	—	9,674	—	9,674
Net unrealized loss from currency translation adjustment, net of tax benefit of $120	—	—	—	—	—	—	(411)	(411)
Net unrealized gain from derivative instruments, net of tax expense of $50	—	—	—	—	—	—	172	172
Shares repurchased	—	—	(128)	(1)	(2,664)	(1,718)	—	(4,383)
Shares issued under stock compensation plans	—	—	6	(1)	175	—	—	174
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(13)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	—	—	1,419	—	—	1,419
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2018	2,500	$49,533	6,230	$62	$—	$269,664	$962	$270,688

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Nine Months Ended September 30, 2019 and 2018
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	61,926	—	61,926
Net unrealized loss from currency translation adjustment, net of tax benefit of $110	—	—	—	—	—	—	(378)	(378)
Net unrealized loss from derivative instruments, net of tax benefit of $431	—	—	—	—	—	—	(1,477)	(1,477)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	290	3	332	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(37)	—	(1,460)	—	—	(1,460)
Stock-based compensation expense	—	—	—	—	5,588	—	—	5,588
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at September 30, 2019	2,500	$49,617	6,357	$64	$2,373	$344,809	$(1,753)	$345,493

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2017	2,500	$49,471	6,419	$64	$2,319	$256,301	$226	$258,910
Net income	—	—	—	—	—	25,117	—	25,117
Net unrealized loss from currency translation adjustment, net of tax benefit of $172	—	—	—	—	—	—	(590)	(590)
Net unrealized gain from derivative instruments, net of tax expense of $370	—	—	—	—	—	—	1,267	1,267
Shares repurchased	—	—	(425)	(4)	(5,361)	(9,202)	—	(14,567)
Shares issued under stock compensation plans	—	—	278	2	290	—	—	292
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(42)	—	(1,252)	—	—	(1,252)
Stock-based compensation expense	—	—	—	—	4,004	—	—	4,004
Accretion of preferred shares issuance costs	—	62	—	—	—	(62)	—	(62)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Adoption of ASU 2018-02	—	—	—	—	—	(59)	59	—
Balances at September 30, 2018	2,500	$49,533	6,230	$62	$—	$269,664	$962	$270,688

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$61,926	$25,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,037	55,600
Write-down of equipment	11,321	4,793
Stock-based compensation expenses	5,588	4,004
Amortization of deferred costs	4,965	4,143
Allowances and provisions	348	1,022
Gain on sale of leased equipment	(19,279)	(1,662)
Income from joint ventures	(4,787)	(1,569)
Loss on debt extinguishment	220	—
Loss on disposal of property, equipment and furnishings	36	—
Deferred income taxes	19,234	9,359
Changes in assets and liabilities:
Receivables	(10,968)	(6,951)
Distributions received from joint ventures	3,300	5,540
Inventory	23,448	(3,523)
Other assets	(1,262)	(3,173)
Accounts payable and accrued expenses	891	3,716
Maintenance reserves	14,914	16,431
Security deposits	(2,604)	3,519
Unearned revenue	489	(838)
Net cash provided by operating activities	170,817	115,528

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	189,054	36,862
Issuance of notes receivables	(42,857)	—
Payments received on notes receivables	1,776	—
Capital contributions to joint ventures	(5,013)	—
Distributions received from joint ventures	—	190
Purchase of equipment held for operating lease	(220,828)	(320,186)
Purchase of property, equipment and furnishings	(4,971)	(1,574)
Net cash used in investing activities	(82,839)	(284,708)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	261,120	616,439
Debt issuance costs	(2,840)	(6,068)
Principal payments on debt obligations	(340,334)	(306,800)
Proceeds from shares issued under stock compensation plans	335	292
Cancellation of restricted stock units in satisfaction of withholding tax	(1,460)	(1,252)
Repurchase of common stock	(3,567)	(14,459)
Preferred stock dividends	(2,458)	(2,440)
Net cash (used in) provided by financing activities	(89,204)	285,712

Increase/(Decrease) in cash, cash equivalents and restricted cash	(1,226)	116,532
Cash, cash equivalents and restricted cash at beginning of period	81,949	47,324
Cash, cash equivalents and restricted cash at end of period	$80,723	$163,856

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$48,545	$44,990
Income Taxes	$302	$1,074

Supplemental disclosures of non-cash activities:
Purchase of equipment held for operating lease	$—	$3,600
Transfers from Equipment held for operating lease to Equipment held for sale	$9,988	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$19,242	$6,995
Accrued preferred stock dividends	$819	$819

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2019, except as disclosed in Note 1(d).

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale and estimated income taxes. Actual results may differ from these estimates under different assumptions or conditions.

(b)   Adjustments to Prior Period

Effective January 1, 2018, the Company adopted Accounting Standards Codification 606 – “Revenue from Contracts with Customers” (“ASC 606”) and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, and as reflected in the 2018 Form 10-K, the Company presents the sale of these assets on a gross basis and has reclassified the three and nine months ended September 30, 2018 gross revenue and costs of sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item. For the three months ended September 30, 2018, the reclassification resulted in an increase in Spare parts and equipment sales of $3.2 million, a decrease in Gain on sale of leased equipment of $0.2 million and an increase in Cost of spare parts and equipment sales of $3.0 million with no impact to the Company's net income. For the nine months ended September 30, 2018, the reclassification resulted in an increase in Spare parts and equipment sales of $14.5 million, a decrease in Gain on sale of leased equipment of $0.5 million and an increase in Cost of spare parts and equipment sales of $14.0 million with no impact to the Company's net income. The Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 were adjusted as a result of the reclassification by increasing cash flows provided by operating activities by $14.7 million and decreasing cash flows provided by investing activities by a similar amount.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including VIEs, where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is a VIE or voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity's activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and it did not materially impact our consolidated financial statements.

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
2. Leases

As lessor, and as of September 30, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivables under the failed sale leaseback guidance provided by ASC 842.

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

The Company's leases have remaining lease terms of one to seven years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company's sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2019
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$4,294
Total leased assets		$4,294

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$4,015
Total lease liabilities		$4,015

Weighted average remaining lease term (years)
Operating leases		5.11
Weighted average discount rate
Operating leases		4.5%

Future maturities of the Company's operating lease liabilities at September 30, 2019 are as follows:

Year	(in thousands)
Remaining for year ending December 31, 2019	$250
2020	943
2021	890
2022	758
2023	501
Thereafter	1,245
Total lease payments	4,587
Less: interest	(572)
Total lease liabilities	$4,015

The following table represents future minimum lease payments under noncancelable operating leases at December 31, 2018 as presented in the Company’s 2018 Form 10-K:

Year	(in thousands)
2019	$1,172
2020	676
2021	638
2022	645
2023	483
Thereafter	1,183
$4,797

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

Lease expense	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(in thousands)
Operating lease cost	General and administrative	$328	$1,069
Net lease cost		$328	$1,069

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$754

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$495

3. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Three months ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$88,263	$—	$—	$88,263
Spare parts and equipment sales	9,583	14,826	—	24,409
Gain on sale of leased equipment	4,589	—	—	4,589
Managed services	2,181	—	—	2,181
Other revenue	917	72	(65)	924
Total revenue	$105,533	$14,898	$(65)	$120,366

Three Months Ended September 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$66,354	$—	$—	$66,354
Spare parts and equipment sales	—	11,529	—	11,529
Gain on sale of leased equipment	1,065	—	—	1,065
Managed services	1,124	—	—	1,124
Other revenue	886	274	(274)	886
Total revenue	$69,429	$11,803	$(274)	$80,958

Nine Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$233,482	$—	$—	$233,482
Spare parts and equipment sales	12,334	44,163	—	56,497
Gain on sale of leased equipment	19,279	—	—	19,279
Managed services	8,263	—	—	8,263
Other revenue	2,396	197	(182)	2,411
Total revenue	$275,754	$44,360	$(182)	$319,932

Nine Months Ended September 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$186,565	$—	$—	$186,565
Spare parts and equipment sales	—	36,168	—	36,168
Gain on sale of leased equipment	1,662	—	—	1,662
Managed services	3,296	—	—	3,296
Other revenue	2,420	1,596	(1,550)	2,466
Total revenue	$193,943	$37,764	$(1,550)	$230,157
_____________________________

(1)	Represents revenue generated between our reportable segments.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of September 30, 2019, WMES owned a lease portfolio of 32 engines and six aircraft with a net book value of $299.3 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2019, CASC Willis owned a lease portfolio of four engines with a net book value of $48.7 million.

Nine Months Ended September 30, 2019	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2018	$34,183	$13,758	$47,941
Earnings from joint ventures	4,882	(95)	4,787
Investment	5,013	—	5,013
Distribution	(3,300)	—	(3,300)
Foreign currency translation adjustment	—	(489)	(489)
Investment in joint ventures as of September 30, 2019	$40,778	$13,174	$53,952

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.7 million and $0.6 million during the three months ended September 30, 2019 and 2018, respectively, and $1.8 million during the nine months ended September 30, 2019 and 2018, respectively. These fees are related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during the nine months ended September 30, 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary of the Company, for $2.6 million. During the nine months ended September 30, 2018, the Company sold two engines to WMES for $23.2 million.

There were no aircraft or engine sales to CASC Willis during the nine months ended September 30, 2019 and 2018.

Summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue	$13,007	$9,987	$36,144	$26,633
Expenses	9,657	8,408	27,378	22,762
WMES income before income taxes	$3,350	$1,579	$8,766	$3,871

	September 30, 2019	December 31, 2018
	(in thousands)
Total assets	$313,073	$274,744
Total liabilities	225,727	198,534
Total WMES net equity	$87,346	$76,210

5.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at September 30, 2019, secured by engines. The facility has a committed amount of $1.0 billion at September 30, 2019, which revolves until the maturity date of June 2024	$384,000	$427,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	311,606	323,075
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	44,515	46,154
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	262,902	274,205
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	37,596	39,212
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	221,445	237,847
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at September 30, 2019, maturing in July 2022, secured by engines	7,565	—
Note payable at fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	9,587	10,937
	1,279,216	1,358,430
Less: unamortized debt issuance costs	(20,232)	(21,081)
Total debt obligations	$1,258,984	$1,337,349

Principal outstanding at September 30, 2019, is expected to be repayable as follows:

Year	(in thousands)
2019	$13,920
2020	56,118
2021	56,415
2022 (includes $163.1 million outstanding on WEST II Series A 2012 term notes)	212,674
2023	34,019
Thereafter	906,070
Total	$1,279,216

In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which increased the revolving credit facility from $890.0 million to $1.0 billion. The Amended Credit Agreement incorporates an accordion feature that can expand the credit facility up to $1.3 billion, extends the maturity of the credit facility to June 2024 and provides for certain other amendments to covenants, interest rates and commitment fees. As of September 30, 2019, there was $384.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are collateralized by the title and interest of the Company and certain of its subsidiaries, and to substantially all of its assets and properties.
In connection with entering into the Amended Credit Agreement in June 2019, the Company incurred and deferred an additional $2.8 million of debt issuance costs, and recognized a loss on debt extinguishment of $0.2 million. Unamortized debt issuance costs are included as a reduction to “Debt Obligations” in the consolidated balance sheets and are amortized to “Interest expense” on a straight-line basis through the maturity date of the Amended Credit Agreement.
In February 2019, the Company entered into a new $8.1 million loan with a financial institution and has a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% and principal and interest are paid quarterly.  The loan is secured by two engines.

In July 2019, the Company’s note payable secured by a corporate aircraft was repriced at a fixed interest rate of 3.18%. The outstanding balance of the loan was $9.6 million at September 30, 2019 and will continue to mature in July 2024.

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also is required to comply with certain negative financial covenants such as prohibitions on liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at September 30, 2019.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $384.0 million and $427.0 million of such borrowings at September 30, 2019 and December 31, 2018, respectively, tied to this rate. As a matter of policy, management does not use derivatives for speculative purposes.  During 2016, the Company entered into one interest rate swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 19 months as of September 30, 2019. The derivative was designated in a cash flow hedging relationship.

The Company evaluated the effectiveness of the swap to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationship on an ongoing basis.

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

The net fair value of the interest rate swap was a $245 thousand net liability and a $1.7 million net asset as of September 30, 2019 and December 31, 2018, respectively. The Company recorded a decrease to interest expense of $0.1 million and $0.5 million during the three and nine months ended September 30, 2019, respectively, and a decrease of $0.1 million and $0.2 million to interest expense during the three and nine months ended September 30, 2018, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$(223)	$221	Interest expense	$119	$113
Total	$(223)	$221	Total	$119	$113

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$(1,907)	$1,636	Interest expense	$516	$182
Total	$(1,907)	$1,636	Total	$516	$182

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedge for the period ended September 30, 2019.

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

Subsequent Event

On October 3, 2019, the Company entered into another fixed-rate interest swap agreement to mitigate the exposure on the variable rate borrowings in connection with the Fourth Amended and Restated Credit Agreement. The swap is a derivative instrument designated as a cash flow hedge that will be recorded at fair value as either an asset or a liability. The swap has a notional amount of $100 million and matures in June 2024.
7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2019 was $7.0 million and $18.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 22.5% and 23.3%, respectively. Income tax expense for the three and nine months ended September 30, 2018 was $3.6 million and $9.4 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 27.0% and 27.1%, respectively.

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

•
Notes receivables: The carrying amount of the Company’s outstanding balance on its Notes receivables as of September 30, 2019 and December 31, 2018 was estimated to have a fair value of approximately $42.2 million and $0.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2019 and December 31, 2018 was estimated to have a fair value of approximately $1,246.0 million and $1,348.1 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2019 and December 31, 2018, the Company measured the fair value of its interest rate swap of $100.0 million (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swap had a net fair value representing a $245 thousand net liability and a net asset of $1.7 million, as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, $0.5 million and $0.2 million was realized through the income statement as a decrease to interest expense.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company uses Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale.

	Total Losses
	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Equipment held for lease	$11,233	$3,434
Equipment held for sale	88	1,359
Total	$11,321	$4,793

A write-down of $11.3 million was recorded during the nine months ended September 30, 2019 primarily due to a management decision to monetize eleven engines either by sale to a third party or for part-out, in which the net book values exceeded the estimated proceeds. As of September 30, 2019, $19.5 million book value for ten of these engines remains within equipment held for operating lease, equipment held for sale and spare parts inventory.

As of December 31, 2018, included within equipment held for lease and equipment held for sale was $18.3 million in remaining book values of six engines and six airframe parts packages which had been written down during 2018.

Write-downs of $4.8 million were recorded during the nine months ended September 30, 2018 for four engines and six airframe parts packages. The engines were written down due to a management decision to part-out the engines, in which the net book values exceeded the estimated proceeds. The airframe parts packages were held for consignment sales with third party vendors, in which the net book values exceeded the estimated proceeds.
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

There were no anti-dilutive shares during the three and nine months ended September 30, 2019. There were no anti-dilutive shares during the three months ended September 30, 2018 and 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the nine months ended September 30, 2018.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$23,232	$8,834	$59,432	$22,624

Basic weighted average common shares outstanding	5,847	5,900	5,831	5,960
Potentially dilutive common shares	247	104	214	123
Diluted weighted average common shares outstanding	6,094	6,004	6,045	6,083

Basic weighted average earnings per common share	$3.97	$1.50	$10.19	$3.80
Diluted weighted average earnings per common share	$3.81	$1.47	$9.83	$3.72

10. Equity

Common Stock Repurchase

In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next five years. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018. Effective December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During the nine months ended September 30, 2019, the Company repurchased a total of 72,324 shares of common stock for approximately $3.6 million at a weighted average price of $49.29 per share. At September 30, 2019, approximately $56.4 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2019 and 2018, the Company paid total dividends of $2.5 million and $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 11 in the 2018 Form 10-K.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$1,099	$1,392	$3,501	$3,957
2018 Stock Incentive Plan	1,071	—	2,046	—
Employee Stock Purchase Plan	31	27	41	47
Total Stock Compensation Expense	$2,201	$1,419	$5,588	$4,004

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of September 30, 2019, there were no stock options outstanding under the 2007 Plan.

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

As of September 30, 2019, the Company has granted 279,400 RSAs under the 2018 Plan and has 613,996 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2019:

Shares
Restricted stock at December 31, 2018	417,890
Shares granted	279,400
Shares forfeited	(2,666)
Shares vested	(186,957)
Restricted stock at September 30, 2019	507,667

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the nine months ended September 30, 2019 and 2018, 13,663 and 11,284 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$49,090	$—	$—	$49,090
Maintenance reserve revenue	39,173	—	—	39,173
Spare parts and equipment sales	9,583	14,826	—	24,409
Gain on sale of leased equipment	4,589	—	—	4,589
Other revenue	3,098	72	(65)	3,105
Total revenue	105,533	14,898	(65)	120,366

Expenses:
Depreciation and amortization expense	22,716	20	—	22,736
Cost of spare parts and equipment sales	7,825	12,370	—	20,195
Write-down of equipment	6,954	—	—	6,954
General and administrative	22,081	1,176	—	23,257
Technical expense	1,739	—	—	1,739
Interest expense	16,572	—	—	16,572
Total expenses	77,887	13,566	—	91,453
Earnings from operations	$27,646	$1,332	$(65)	$28,913

Three Months Ended September 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$46,984	$—	$—	$46,984
Maintenance reserve revenue	19,370	—	—	19,370
Spare parts and equipment sales (2)	—	11,529	—	11,529
Gain on sale of leased equipment (2)	1,065	—	—	1,065
Other revenue	2,010	274	(274)	2,010
Total revenue	69,429	11,803	(274)	80,958

Expenses:
Depreciation and amortization expense	19,771	90	—	19,861
Cost of spare parts and equipment sales (2)	—	8,832	—	8,832
Write-down of equipment	1,215	—	—	1,215
General and administrative	17,003	1,121	—	18,124
Technical expense	2,290	—	—	2,290
Interest expense	17,885	—	—	17,885
Total expenses	58,164	10,043	—	68,207
Earnings from operations	$11,265	$1,760	$(274)	$12,751

Nine Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$142,484	$—	$—	$142,484
Maintenance reserve revenue	90,998	—	—	90,998
Spare parts and equipment sales	12,334	44,163	—	56,497
Gain on sale of leased equipment	19,279	—	—	19,279
Other revenue	10,659	197	(182)	10,674
Total revenue	275,754	44,360	(182)	319,932

Expenses:
Depreciation and amortization expense	62,975	62	—	63,037
Cost of spare parts and equipment sales	9,913	37,279	—	47,192
Write-down of equipment	11,321	—	—	11,321
General and administrative	61,974	4,112	—	66,086
Technical expense	4,933	1	—	4,934
Net finance costs:
Interest expense	51,232	—	—	51,232
Loss on debt extinguishment	220	—	—	220
Total finance costs	51,452	—	—	51,452
Total expenses	202,568	41,454	—	244,022
Earnings from operations	$73,186	$2,906	$(182)	$75,910

Nine Months Ended September 30, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$129,710	$—	$—	$129,710
Maintenance reserve revenue	56,855	—	—	56,855
Spare parts and equipment sales (2)	—	36,168	—	36,168
Gain on sale of leased equipment (2)	1,662	—	—	1,662
Other revenue	5,716	1,596	(1,550)	5,762
Total revenue	193,943	37,764	(1,550)	230,157

Expenses:
Depreciation and amortization expense	55,336	264	—	55,600
Cost of spare parts and equipment sales (2)	—	30,524	—	30,524
Write-down of equipment	4,793	—	—	4,793
General and administrative	47,181	3,336	—	50,517
Technical expense	9,199	—	—	9,199
Interest expense	46,617	—	—	46,617
Total expenses	163,126	34,124	—	197,250
Earnings from operations	$30,817	$3,640	$(1,550)	$32,907
______________________________

(1)	Represents revenue generated between our operating segments.

(2)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the three and nine months ended September 30, 2018 gross revenue and costs of sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2019	$1,884,127	$46,308	$—	$1,930,435
Total assets as of December 31, 2018	$1,882,860	$52,083	$—	$1,934,943

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

During 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during 2019 WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary, for $2.6 million.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivable under ASU 2016-02. As of September 30, 2019, we had 91 lessees in 50 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2019, our lease portfolio consisted of 264 engines, 11 aircraft, 10 other leased parts and equipment and one marine vessel with an aggregate net book value of $1,624.9 million. As of September 30, 2019, we also managed 460 engines, aircraft and related equipment on behalf of other parties.

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

Recent Development

On September 16, 2019, we received a revised non-binding indication of interest (the “Indication of Interest”) to acquire all of the outstanding shares of our common stock not already owned by our Chief Executive Officer and largest stockholder (individually and together with an entity controlled by him) and our Senior Vice President, Corporate Development (the “Group”) in exchange for cash consideration of $58.00 per share. The Indication of Interest was filed as an exhibit to a Schedule 13D/A filed by the Group on September 16, 2019. The Indication of Interest did not provide details on how the Group proposed to finance its proposed acquisition.

Our Board of Directors previously established a committee comprised solely of independent directors to review, evaluate and negotiate any proposal from the Group. The independent committee and the Group are currently negotiating the terms of a merger agreement whereby the Group would acquire all of the outstanding shares of common stock not already owned by the Group. The Group has not submitted a complete proposal, including indicative financing terms, but is targeting the acquisition of the shares based on an assumed purchase price of $61.50 per share, subject to approval by the independent committee established by the Board of Directors following the submission of a complete proposal by the Group.

We do not plan to disclose developments or provide updates on the progress or status of any potential transaction until the independent committee deems further disclosure is appropriate or required. No assurances can be given regarding the terms and details of any transaction, that any future proposal will be made by the Group, that any proposal made by the Group regarding a proposed transaction will be accepted by the independent committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K, with the exception of the adoption of ASU 2016-02.

Results of Operations
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Revenue is summarized as follows:

	Three Months Ended September 30,
	2019	2018	% Change
	(dollars in thousands)
Lease rent revenue	$49,090	$46,984	4.5%
Maintenance reserve revenue	39,173	19,370	102.2%
Spare parts and equipment sales (1)	24,409	11,529	111.7%
Gain on sale of leased equipment (1)	4,589	1,065	330.9%
Other revenue	3,105	2,010	54.5%
Total revenue	$120,366	$80,958	48.7%
______________________________

(1)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the three months ended September 30, 2018 gross revenue and costs of sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $2.1 million, or 4.5%, to $49.1 million in the three months ended September 30, 2019 from $47.0 million for the three months ended September 30, 2018. The increase is primarily driven by an increase in net book value of the leased assets as compared to the comparable prior period. During the three months ended September 30, 2019, we purchased equipment (including capitalized costs) totaling $75.5 million, which primarily consisted of 31 engines and one aircraft purchased for our lease portfolio. During the three months ended September 30, 2018, we purchased equipment (including capitalized costs) totaling $77.1 million, which primarily consisted of eight engines purchased for our lease portfolio.
The aggregate net book value of equipment held for lease at September 30, 2019 and September 30, 2018, was $1,624.9 million and $1,590.5 million, respectively, an increase of 2.2%. Average utilization (based on net book value) was approximately 89% and 90% for the three months ended September 30, 2019 and 2018, respectively.
Maintenance Reserve Revenue. Maintenance reserve revenue increased $19.8 million, or 102.2%, to $39.2 million for the three months ended September 30, 2019 from $19.4 million for the three months ended September 30, 2018. The increase is primarily related to engines on long-term, "reimbursable," leases coming off lease and generating maintenance reserve revenue of $19.9 million for the three months ended September 30, 2019 compared to $1.4 million in the comparable prior period. Engines out on lease with “non-reimbursable” usage fees generated $19.2 million of short-term maintenance revenues compared to $18.0 million in the comparable prior period.
Spare Parts and Equipment Sales.  Spare parts and equipment sales increased by $12.9 million, to $24.4 million for the three months ended September 30, 2019 compared to $11.5 million for the three months ended September 30, 2018. Spare parts sales for the three months ended September 30, 2019 were $15.0 million compared to $11.5 million in the same period of 2018. Equipment sales for the three months ended September 30, 2019 were $9.4 million, primarily reflecting the sale of two engines. There were no equipment sales for the three months ended September 30, 2018.
Gain on Sale of Leased Equipment. Gain on sale of leased equipment was $4.6 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended September 30, 2018.  The $4.6 million gain during the third quarter of 2019 reflects the sale of four engines, one airframe and one aircraft. The $1.1 million gain in the three months ended September 30, 2018 reflects the sale of two engines, one aircraft and one airframe.
Other Revenue.  Other revenue increased by $1.1 million, to $3.1 million in the three months ended September 30, 2019 from $2.0 million in the three months ended September 30, 2018. The increase in the third quarter of 2019 compared to the prior year period primarily reflects $0.9 million of interest revenue from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.9 million, or 14.5%, to $22.7 million for the three months ended September 30, 2019 compared to $19.9 million for the three months ended September 30, 2018. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio to new generation engines, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased by $11.4 million, or 128.7%, to $20.2 million for the three months ended September 30, 2019 compared to $8.8 million for the three months ended September 30, 2018. Cost of spare parts sales for the three months ended September 30, 2019 was $12.4 million compared to $8.8 million in the comparable prior year period. Costs of equipment sales for the third quarter of 2019 were $7.8 million. There were no costs of equipment sales for the third quarter of 2018.
Write-down of Equipment. Write-down of equipment was $7.0 million for the three months ended September 30, 2019, primarily reflecting a write-down of seven engines due to management's decision to monetize the engines once off-lease. Write-down of equipment was $1.2 million for the three months ended September 30, 2018, reflecting the write-down of one engine and six airframe parts packages.
General and Administrative Expenses. General and administrative expenses increased by $5.1 million, or 28.3%, to $23.3 million for the three months ended September 30, 2019 compared to $18.1 million for the three months ended September 30, 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and stock based compensation expense which increased due to an increase in total shares granted as well as the share price at which those shares were granted.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $0.6 million, or 24.1%, to $1.7 million for the three months ended September 30, 2019 compared to $2.3 million for the three months ended September 30, 2018. The decrease primarily reflects a decrease of $0.2 million in engine maintenance costs and a decrease of $0.3 million in engine freight and thrust rental fees.
Interest Expense. Interest expense decreased to $16.6 million for the three months ended September 30, 2019 compared to $17.9 million for the three months ended September 30, 2018. This decrease is primarily the result of lower debt obligation balances in 2019 as compared to the prior year period. Debt obligations outstanding, net of unamortized debt issuance costs, as of September 30, 2019 and 2018, were $1,259.0 million and $1,392.1 million, respectively.
Debt obligations outstanding tied to one-month LIBOR as of September 30, 2019 and 2018 were $384.0 million and $466.0 million, respectively. As of September 30, 2019 and 2018, one-month LIBOR was 2.02% and 2.26% respectively. Debt obligations outstanding tied to three-month LIBOR as of September 30, 2019 and 2018 were $7.6 million and zero, respectively. As of September 30, 2019, three-month LIBOR was 2.16%.
Income Tax Expense.  Income tax expense was $7.0 million for the three months ended September 30, 2019 compared to $3.6 million for the three months ended September 30, 2018. The effective tax rate for the third quarter of 2019 was 22.5% compared to 27.0% in the prior year period. The decrease in the effective tax rate was predominantly due to the increase in foreign income.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Revenue is summarized as follows:

	Nine Months Ended September 30,
	2019	2018	% Change
	(dollars in thousands)
Lease rent revenue	$142,484	$129,710	9.8%
Maintenance reserve revenue	90,998	56,855	60.1%
Spare parts and equipment sales (1)	56,497	36,168	56.2%
Gain on sale of leased equipment (1)	19,279	1,662	1,060.0%
Other revenue	10,674	5,762	85.2%
Total revenue	$319,932	$230,157	39.0%
______________________________

(1)
Effective January 1, 2018, the Company adopted ASC 606 and has identified the sale of parts from engines previously transferred from the lease portfolio to the Spare Parts segment as sales to customers of the reporting entity. As such, the Company presents the sale of these assets on a gross basis and have reclassified the nine months ended September 30, 2018 gross revenue and costs of sale to the Spare parts and equipment sales and Cost of spare parts and equipment sales line items from the net gain (loss) presentation within the Gain on sale of leased equipment line item.

Lease Rent Revenue. Lease rent revenue increased by $12.8 million, or 9.8%, to $142.5 million for the nine months ended September 30, 2019, up from $129.7 million for the nine months ended September 30, 2018. The increase is primarily driven by an increased net book value of the leased assets as compared to the comparable prior period. During the nine months ended September 30, 2019, we purchased equipment (including capitalized costs) totaling $220.8 million, which primarily consisted of 40 engines, five aircraft, and one marine vessel purchased for our lease portfolio. During the nine months ended September 30, 2018, we purchased equipment (including capitalized costs) totaling $320.2 million, which primarily included 37 engines purchased for our lease portfolio.

The aggregate net book value of equipment held for lease at September 30, 2019 and September 30, 2018, was $1,624.9 million and $1,590.5 million, respectively, an increase of 2.2%. Average utilization (based on net book value) for the nine months ended September 30, 2019 and 2018 remained constant at approximately 88%.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $34.1 million, or 60.1%, to $91.0 million for the nine months ended September 30, 2019 from $56.9 million for the nine months ended September 30, 2018. We recognized $56.6 million of maintenance reserve revenue on our short-term, non-reimbursable leases during the nine months ended September 30, 2019, compared to $44.8 million in the prior year period. Long-term maintenance reserve revenue increased to $34.4 million for the nine months ended September 30, 2019 compared to $12.1 million in the prior year period.

Spare Parts and Equipment Sales.  Spare parts and equipment sales increased by $20.3 million, or 56.2%, to $56.5 million for the nine months ended September 30, 2019 compared to $36.2 million in the prior year period.  Spare parts sales for the nine months ended September 30, 2019 were $44.4 million, compared to $36.2 million in the comparable period in 2018. Equipment sales for the nine months ended September 30, 2019 were $12.1 million from the sale of one airframe, two engines, and one equipment package. There were no equipment sales for the nine months ended September 30, 2018.

Gain on Sale of Leased Equipment. Gain on sale of leased equipment increased by $17.6 million to $19.3 million for the nine months ended September 30, 2019 from $1.7 million for the nine months ended September 30, 2018. The $19.3 million gain for the nine months ended September 30, 2019 reflects the sale of 15 engines, seven aircraft, and four airframes. During the nine months ended September 30, 2018 we sold five engines, three aircraft and one airframe for a net gain of $1.7 million.

Other Revenue.  Other revenue increased by $4.9 million, or 85.2%, to $10.7 million for the nine months ended September 30, 2019 from $5.8 million for the nine months ended September 30, 2018. The increase primarily reflects $2.4 million increase in fees earned related to engines managed on behalf of third parties, $1.8 million of interest revenue from our notes receivable and $0.3 million increase in service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $7.4 million, or 13.4%, to $63.0 million for the nine months ended September 30, 2019 compared to $55.6 million for the nine months ended September 30, 2018. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales increased by $16.7 million, or 54.6%, to $47.2 million for the nine months ended September 30, 2019 compared to $30.5 million for the nine months ended September 30, 2018. Cost of spare parts for the nine months ended September 30, 2019 were $37.3 million compared to $30.5 million in the prior year period. Cost of equipment sales for the nine months ended September 30, 2019 was $9.9 million. There were no equipment sales for the nine months ended September 30, 2018.

Write-down of Equipment. Write-down of equipment was $11.3 million for the nine months ended September 30, 2019 which primarily reflects the write-down of eleven engines due to a management decision to monetize the engines either by sale to a third party or for part-out. Write-down of equipment was $4.8 million for the nine months ended September 30, 2018 and reflects the write-down of four engines and six airframe parts packages.

General and Administrative Expenses. General and administrative expenses increased by $15.6 million, or 30.8%, to $66.1 million for the nine months ended September 30, 2019 compared to $50.5 million for the nine months ended September 30, 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and stock based compensation expense which increased due to an increase in total shares granted as well as the share price at which those shares were granted.

Technical Expense. Technical expense decreased by $4.3 million, or 46.4%, to $4.9 million for the nine months ended September 30, 2019 compared to $9.2 million for the nine months ended September 30, 2018. The decrease primarily reflects a decrease of $4.0 million in engine maintenance costs.

Interest Expense. Interest expense increased to $51.2 million for the nine months ended September 30, 2019 compared to $46.6 million for the nine months ended September 30, 2018. The increase was a result of the issuance of the WEST IV notes and the note payable issued in February 2019.
The increase in interest expense was partially offset by the decrease in one-month LIBOR. Debt obligations outstanding tied to one-month LIBOR as of September 30, 2019 and 2018 were $384.0 million and $466.0 million, respectively. As of September 30, 2019 and 2018, one-month LIBOR was 2.02% and 2.26% respectively. Debt obligations outstanding tied to three-month LIBOR as of September 30, 2019 and 2018 were $7.6 million and zero, respectively. As of September 30, 2019, three-month LIBOR was 2.16%.

Income Tax Expense.  Income tax expense was $18.8 million for the nine months ended September 30, 2019 compared to $9.4 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 23.3% compared to 27.1% in the prior year period. The decrease in the effective tax rate was predominantly due to the increase in foreign income and Florida rate change.
Financial Position, Liquidity and Capital Resources
At September 30, 2019, the Company had $80.7 million of cash, cash equivalents and restricted cash. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $261.1 million and $616.4 million for the nine months ended September 30, 2019 and 2018, respectively, was derived from this activity. In these same time periods, $340.3 million and $306.8 million, respectively, was used to pay down related debt.
Cash Flows Discussion
Cash flows provided by operating activities was $170.8 million and $115.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86% and 88%, by book value, of our assets were on-lease as of September 30, 2019 and December 31, 2018, respectively. The average utilization rate (based on net book value) for both the nine months ended September 30, 2019 and 2018 was approximately 88%. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $82.8 million for the nine months ended September 30, 2019 and primarily reflected $220.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $42.9 million related to two leases entered into during the first quarter of 2019 which are classified as notes receivable under ASU 2016-02 and a receivable related to a sale-leaseback transaction entered into during the third quarter of 2019, partly offset by $189.1 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities was $284.7 million in the nine months ended September 30, 2018. Our primary use of funds was for the purchase of equipment for operating lease. Purchases of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) totaled $320.2 million.
Cash flows used in financing activities was $89.2 million for the nine months ended September 30, 2019 and primarily reflected $340.3 million in principal payments and $3.6 million in share repurchases, partly offset by $261.1 million in proceeds from the issuance of debt obligations. Cash flows provided by financing activities was $285.7 million for the nine months ended September 30, 2018 and primarily reflected $616.4 million in proceeds from the issuance of debt obligations, partly offset by $306.8 million in principal payments and $14.5 million in share repurchases.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2019 and 2018, the Company paid total dividends of $2.5 million and $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At September 30, 2019, Debt obligations consist of loans totaling $1,259.0 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.2% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see the “Debt Obligations” Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In June 2019, the Company entered into the Fourth Amendment and Restated Credit Agreement which increased the revolving credit facility from $890.0 million to $1.0 billion and extends the maturity of the credit facility to June 2024. As a result, the Company incurred and deferred an additional $2.8 million of debt issuance costs and recognized a loss on debt extinguishment of $0.2 million.

In February 2019, the Company entered into a new $8.1 million loan with a financial institution with a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% and principal and interest are paid quarterly. The loan is secured by two engines.

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

At September 30, 2019, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of: earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2019, we were also in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2019:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,279,216	$56,052	$274,579	$451,714	$496,871
Interest payments under debt obligations	233,509	44,533	80,247	53,828	54,901
Operating lease obligations	4,684	946	1,684	960	1,094
Purchase obligations	81,800	81,800	—	—	—
Total	$1,599,209	$183,331	$356,510	$506,502	$552,866

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
We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2019 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.
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

Subsequent Event

On October 3, 2019, the Company entered into another fixed-rate interest swap agreement to mitigate the exposure on the variable rate borrowings in connection with the Fourth Amended and Restated Credit Agreement. The swap is a derivative instrument designated as a cash flow hedge that will be recorded at fair value as either an asset or a liability. The swap has a notional amount of $100 million and matures in June 2024.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2019, $391.6 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease $2.9 million.
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
We are also exposed to currency devaluation risk. Most of our leases require payment in U.S. dollars. During the nine months ended September 30, 2019, 80% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2019.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15b under the Securities Exchange Act of 1934, as amended (Exchange Act) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
(b) None.

(c) Issuer Purchases of Equity Securities. In September 2012, the Company announced that its Board of Directors authorized a plan to repurchase up to $100.0 million of its common stock over the next 5 years. The Board of Directors reaffirmed the repurchase plan in 2016 and extended the plan to December 31, 2018. Effective December 31, 2018, the Board of Directors approved the renewal of the repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. On June 27, 2019, the Company suspended repurchases under its 10b5-01 plan and no repurchases were made in the three months ended September 30, 2019.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: November 6, 2019

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Accounting Officer)