Form 10-K
period 2019-12-31
WILLIS LEASE FINANCE CORP
filed 2020-03-12
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $178.3 million (based on a closing sale price of $58.32 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 9, 2020 was 5,855,913.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2019 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2019, we had a total lease portfolio consisting of 263 engines and related equipment, 12 aircraft, 10 other leased parts and equipment and one marine vessel with 85 lessees in 41 countries with an aggregate net book value of $1,650.9 million. In addition to our owned portfolio, as of December 31, 2019, we managed a total lease portfolio of 450 engines, aircraft and related equipment for other parties.
Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 422 engines, excluding WLFC engines, under management as of December 31, 2019.

Currently, an independent committee established by our Board of Directors is reviewing and negotiating a proposal from our Chief Executive Officer and largest investor (individually and together with an entity controlled by him, the “Willis Parties”) and our Senior Vice President, Corporate Development (together with the Willis Parties, the “Group”) to acquire the Company pursuant to a merger. The Group has not yet submitted a complete proposal for consideration by the independent committee, including indicative financing terms. Consummation of any merger transaction will be subject to approval by the independent committee of the terms of a complete proposal submitted for consideration as well as the execution of definitive merger documentation. There can be no assurance regarding the terms and details of any transaction, that any future proposal by the Group will be made, that any proposal made by the Group will be accepted by the independent committee or that any merger transaction will ultimately be consummated.
We are a Delaware corporation, incorporated in 1996. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries unless otherwise indicated.
We maintain a website at www.willislease.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. The SEC also maintains an electronic Internet site that contains our reports, proxies and information statements, and other information that we file or furnish at http://www.sec.gov.
We separate our business into two reportable segments, Leasing and Related Operations and Spare Parts Sales. Our business activities by reportable segment are described below.
Leasing and Related Operations
Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is around 10% of the total number of installed engines. Industry research suggests that there are nearly 48,000 engines installed on commercial aircraft. Accordingly, it is estimated that there are 4,800 spare engines in the market, including both owned and leased spare engines.
Our engine portfolio primarily consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft.
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

Total revenues from our Leasing and Related Operations reportable segment was 86.3% and 88.2% of the respective total consolidated revenue for the years ended December 31, 2019 and 2018, respectively.
At December 31, 2019, approximately 83% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2019, we leased our equipment to lessees domiciled in eight geographic regions.
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
Increased number of aircraft, and therefore engines, in the market
We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.4% annual growth in the global commercial jet fleet, doubling the current fleet to over 50,660 aircraft by 2038. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets. While we believe these predictions are accurate over the long term, should a global health emergency, such as the coronavirus outbreak (COVID 19), develop that materially disrupts the airline industry or slows down passenger growth in China and elsewhere, such growth and demand may be negatively impacted over the short to medium term. See “Risk Factors” below.
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
We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, where operating leases may be more attractive than finance leases or ownership of spare engines. We believe that currently 35% of the spare engine market falls under the category of leased engines. Industry analysts have forecast that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.
ENGINE LEASING
As of December 31, 2019, all of our leases to air carriers, manufacturers and MROs are operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivable under Accounting Standards Update (“ASU”) 2016-02 (“ASU 2016-02”). Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short and long term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.
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
As of December 31, 2019, we had a total lease portfolio consisting of 263 engines and related equipment, 12 aircraft, 10 other leased parts and equipment and one marine vessel with a net book value of $1,650.9 million. As of December 31, 2018, we had a total lease portfolio consisting of 244 engines and related equipment, 17 aircraft and 10 other leased parts and equipment, with a net book value of $1,673.1 million.
As of December 31, 2019 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2020	$155,970
2021	95,015
2022	59,033
2023	33,418
2024	21,287
Thereafter	14,754
$379,477
As of December 31, 2019, we had 85 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 41 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owned a lease portfolio of 36 engines and five aircraft with a net book value of $306.0 million as of December 31, 2019. Our investment in the joint venture was $44.1 million as of December 31, 2019.
In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of four engines with a net book value of $49.2 million as of December 31, 2019. Our investment in the joint venture was $13.8 million as of December 31, 2019.
AIRCRAFT LEASING
As of December 31, 2019, we owned and leased four Boeing 737 aircraft, five A319-111 aircraft, two A319-112 aircraft, and one A319-200 aircraft with an aggregate net book value of $138.9 million.
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
SPARE PARTS SALES
The sale of spare parts is managed by the Company’s wholly-owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2019, spare parts inventory had a carrying value of $41.8 million.
ASSET MANAGEMENT
Willis Asset Management is a wholly-owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 422 engines, excluding WLFC engines, under management as of December 31, 2019.
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
As of December 31, 2019, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.
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
EMPLOYEES
As of December 31, 2019, we had 232 total employees and 218 full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.
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
We operate as a supplier of engines, aircraft and related parts (“aviation equipment”) to commercial aircraft operators and MROs and are indirectly impacted by all the risks facing commercial aircraft operators and MROs today. The ability of each lessee to perform its obligations under the relevant lease and the demand of companies to purchase aviation equipment will depend primarily on the lessee’s (or in the case of parts and materials, the purchaser’s) financial condition and cash flow. This may be affected by factors beyond our control, including:

•	general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•	demand for air travel and air cargo shipments;

•	increased competition;

•	the availability of government support, which may be in the form of subsidies, loans (including export/import financing), guarantees, equity investments or otherwise;

•
changes in interest rates and the availability and terms of credit available to commercial aircraft operators including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in fuel hedging contracts and the ability of airlines and MROs to make or refinance principal payments as they come due;

•	geopolitical and other events, including concerns about security, terrorism, war, pandemics and similar public health concerns and political instability;

•	changing political conditions, including risk of rising protectionism and imposition of new trade barriers;

•	inclement weather and natural disasters;

•	environmental compliance and other regulatory costs, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations;

•	cyber risk, including information hacking, viruses and malware;

•	labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;

•	operating costs, including the price and availability of fuel, maintenance costs, and insurance costs and coverages;

•	technological developments;

•	airport access and air traffic control infrastructure constraints;

•	industry capacity, utilization and general market conditions; and

•	market prices for aviation equipment.
To the extent that our customers are negatively affected by these risk factors, we may experience:

•	a decrease in demand for some types of aviation equipment in our portfolio;
•greater credit risks from our customers, and a higher incidence of lessee defaults and corresponding repossessions;

•	an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations;

•	shorter lease terms, which may increase our expenses and reduce our utilization rates; and

•	fewer opportunities to manage aviation equipment for other companies, and/or less profitable terms.
Our operating results vary and comparisons to results for preceding periods may not be meaningful.
Due to a number of factors, including the risks described in this ITEM 1A, our operating results may fluctuate. These fluctuations may also be caused by:
•the timing and number of purchases and sales of engines or aircraft;

•	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;
•the termination or announced termination of production of particular aircraft and engine types;
•the retirement or announced retirement of particular aircraft models by aircraft operators;
•the operating history of any particular engine, aircraft or engine or aircraft model;
•the length of our operating leases; and
•the timing of necessary overhauls of engines and aircraft.

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
Failure to comply with anti-corruption laws, trade controls, economic sanctions and similar laws and regulations could subject us to penalties and other adverse consequences.
Our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws in other jurisdictions, [including the UK Bribery Act 2010,] export controls and economic sanctions programs, including those administered by the U.S. Department of State, U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce.
As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. Obtaining the necessary export license or other authorization for a particular lease may be time-consuming and may result in the delay or loss of leasing opportunities.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries. It is possible that, without our knowledge, engines or other equipment that we export end up in the possession of individuals or entities that have been designated by OFAC or are located in a country subject to sanctions.
We have established policies and procedures designed to assist with our compliance with these laws and regulations. However, maintaining and enhancing our policies and procedures in response to changing laws and regulations or business circumstances can be costly and place restrictions on our operations, and we cannot guarantee that the precautions we take will prevent violations of anti-corruption and trade control laws and regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company has adopted this accounting standard update effective January 1, 2019. The Company has adopted the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.
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
Natural disasters, public health emergencies, such as the outbreak of the COVID-19 virus, and other business disruptions could cause significant harm to our customer base, which may materially adversely affect our business, results of operations, and financial condition.

Our business could be adversely impacted by the effects of public health emergencies such as the recent coronavirus (COVID-19) outbreak in Asia, which has spread to other parts of the world, including North America and Europe, and has already significantly impacted the airline industry. The current concerns related to COVID-19 have resulted in a number of countries imposing travel restrictions and mandatory quarantine periods for people traveling from affected regions, causing significant economic disruption, a reduction in commercial airline traffic and flight cancellations. The continuing spread of the virus to other countries and regions may result in the imposition of additional restrictions, increased flight cancellations and greater reluctance to travel, all of which may lead to greater economic disruption and a broader adverse impact on air travel and the aviation industry, resulting in lower demand for leases of our aircraft and engines and possibly impacting the ability of our lessees to satisfy their payment obligations to us. The International Air Transport Association recently estimated that the airline industry may lose up to $113 billion in sales due to reductions in air travel and flight cancellations as a result of the coronavirus.
Our U.S. and international operations and warehouse facilities are also susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, and similar events.
A decrease in air travel, lack of demand for air travel or downturn in the aviation industry caused by public health emergencies or natural disasters could result in lower utilization of our engine and aircraft assets, which could in turn materially and adversely affect our business, financial condition and results of operations. In addition, the occurrence of natural disasters and health emergency or similar events in any of the regions in which we operate could disrupt the operations of our business.
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
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable aircraft and engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. For engine leases with terms of 12 months or less, which as of December 31, 2019 constituted approximately 52.3% of our leased engines, we may frequently need to remarket such engines. We face the risk that we may not be able to keep our engines on lease consistently.
Although leases of engines account for most of our revenue, leases of aircraft expose us to greater risks than leases of engines and these risks could materially impact our financial condition and results of operations.
We are exposed to a number of risks related to our aircraft leasing activities. For example, leases of aircraft subject us to greater maintenance risks because the maintenance fees we charge may not cover aircraft maintenance costs that may be higher than anticipated. In addition, we face greater credit risk from lessees in this business as our aircraft lessees may file for bankruptcy which could result in us incurring greater losses with respect to aircraft than with respect to engines. Moreover, aircraft technology is constantly improving and, as a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer, more advanced and efficient aircraft become available. Consequently, we may experience difficulty in leasing or selling aircraft. Any of these risks could have a material adverse impact on our financial condition and results of operations.
We carry the risk of maintenance for our leased assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST II, WEST III and WEST IV engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. Ninety of our leases comprising approximately 23.8% of the net book value of our on-lease assets at December 31, 2019 do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2019, we had an aggregate of approximately $2.7 million in lease rent and $3.8 million in maintenance reserve payments more than 30 days past due. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
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
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2020 with an aggregate value of up to $104.4 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:

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
We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month London Interbank Offered Rate (“LIBOR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. As reported by Intercontinental Exchange, the one-month LIBOR was approximately 1.76% and 2.50% on December 31, 2019 and December 31, 2018, respectively.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
For the year ended December 31, 2019, 79% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.
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
We believe that our customers’ growth and financial condition are driven by economic growth in their service areas. The largest portion of our lease revenues comes from Europe. European airline operations are among the most heavily regulated in the world. At the same time, low-cost carriers have exerted substantial competitive and financial pressure on major European airlines. Low-cost carriers are having similar effects in North America and elsewhere.
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

The effects of the United Kingdom’s withdrawal from the European Union (“Brexit”), including trade agreements, are not yet known and the uncertainty creates challenges and risks which may adversely affect our business.
On June 23, 2016, the UK voted in favor of a referendum to leave the European Union, commonly referred to as “Brexit” and the UK ceased to be a member of the European Union on January 31, 2020. A transition period through December 31, 2020 has been established to allow the UK and the European Union to negotiate the terms of the UK’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the UK and European, including any trade agreements between them, which could adversely affect European and worldwide economic and market conditions, and contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Laws to replace or replicate. The ultimate effects of Brexit will depend on the specific terms of any agreement the UK and the European Union reach to provide access to each other’s respective markets.

We have a presence in certain European Union countries, including Ireland, England, Wales and France. During 2019, we derived approximately 79% of our core leasing revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.
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
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our residual interests in WEST II, WEST III and WEST IV. Due to WEST II’s, WEST III’s and WEST IV’s bankruptcy remote structure, that interest is subject to the prior payments of WEST II’s, WEST III’s and WEST IV’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST II, WEST III and WEST IV upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST II’s, WEST III’s and WEST IV’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
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
As of December 31, 2019, Mr. Willis beneficially owned or had the ability to direct the voting of 2,925,211 shares of our common stock, representing approximately 46% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.
If the negotiation over a possible “take-private” transaction involving our company is not completed, our business could be harmed and our stock price could decline.
Since June 2019, an independent committee established by our board of directors has been reviewing and negotiating proposals from our Chief Executive Officer and largest investor and our Senior Vice President, Corporate Development to acquire the Company pursuant to a merger that would result in our becoming a privately-held company, or the “potential transaction.” While the parties are negotiating in good faith a potential transaction, a complete proposal has not been submitted for consideration by the independent committee, including indicative financing terms, and there can be no assurance regarding the terms and details of any transaction, that any future proposal will be made, that any proposal will be accepted by the independent committee or that any take-private transaction will ultimately be consummated. If the negotiations cease or the potential transaction is terminated, the market price of our common stock will likely decline since it may reflect the publicly disclosed prices communicated to independent committee over the course of negotiations. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the potential transaction prior to its execution or closing that will not be recovered if the potential transaction is not completed. As a consequence of the failure of the potential transaction to be completed, as well as of some or all of these potential effects of the termination of the potential transaction, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.
The possibility of an imminent “take-private” transaction could harm our business, revenue and results of operations.
While negotiations with the independent committee are continuing and potential transaction appears to be imminent, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the potential transaction or termination of the potential transaction. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of investors.

In addition, while negotiations are ongoing and the potential transaction appears to be imminent, we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have and will continue to incur significant expenses related to the potential transaction prior to its completion; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
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
We are the servicer and administrative agent with respect to engines in the WEST II, WEST III and WEST IV facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in the cases of WEST III and WEST IV) and 2.0% as administrative agent of the aggregate net rents actually received by WEST II, WEST III and WEST IV on their engines. We may be removed as servicer and or administrative agent of our WEST II, WEST III and WEST IV facilities by an affirmative vote of a requisite number of the WEST II, WEST III and WEST IV note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST II, WEST III and WEST IV servicing and administrative agency agreements.
As of December 31, 2019, we were in compliance with the financial covenants set forth in the WEST II, WEST III and WEST IV servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer or administrative agent for the WEST II, WEST III and WEST IV facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated variable interest entities (“VIE’s”) WEST II, WEST III and WEST IV, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.
Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.
Our board of directors has authorized the issuance of shares of 6.5% Series A Preferred Stock and 6.5% Series A-2 Preferred Stock, by us and to Development Bank of Japan Inc. (“DBJ”) with American Stock Transfer and Trust Company, serving as rights agent. The rights agreement could make it more difficult to proceed with and tends to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% super majority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal offices are located in Coconut Creek, Florida where we own 56,000 square feet of office and warehouse space. We also own 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We sub-lease 7,124 square feet of office and warehouse space for our operations in San Diego, California. We lease 5,952 square feet of office space in Dublin, Ireland.  We also lease facilities for sales and operations in Larkspur, CA; London, UK; Shanghai, China; Singapore; and Blagnac, France.
The Company’s Leasing and Related Operations segment conducts business in all of the properties above. The Spare Parts segment primarily conducts business in the Coconut Creek, Florida facility.
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Our Common Stock is listed on the NASDAQ Stock Market under the symbol WLFC. As of March 9, 2020, there were approximately 2,229 shareholders of record of our Common Stock.
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
The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	62,932
2007 Stock Incentive Plan	—	n/a	—
2018 Stock Incentive Plan	—	n/a	615,196
Total	—	n/a	678,128
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of December 31, 2019, there were no stock options outstanding under the 2007 Plan.
The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.
As of December 31, 2019, the Company had granted 279,400 RSAs under the 2018 Plan and has 615,196 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Repurchased shares are immediately retired. During 2019, the Company repurchased 72,324 shares of common stock for approximately $3.6 million at a weighted average price of $49.29. At December 31, 2019, approximately $56.4 million was available to purchase shares under the plan. In June 2019, the Company suspended repurchases under its 10b5-1 plan and no repurchases were made between that date and December 31, 2019. As of December 31, 2019, the total number of common shares outstanding was approximately 6.4 million.
ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as terrorist activity, changes in oil prices and other disruptions to the world markets; trends in the airline industry and our ability to capitalize on those trends, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, both to us and our customers; our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; and the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A “Risk Factors” of Part I which, along with the other discussion in this report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.
General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivable under ASU 2016-02. As of December 31, 2019, we had 85 lessees in 41 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2019, our lease portfolio consisted of 263 engines, 12 aircraft, 10 other leased parts and equipment, and one marine vessel with an aggregate net book value of $1,650.9 million. As of December 31, 2019, we also managed 450 engines, aircraft and related equipment on behalf of other parties.
Our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”) is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owns a lease portfolio of 36 engines and five aircraft with a net book value of $306.0 million at December 31, 2019. Our investment in the joint venture was $44.1 million as of December 31, 2019.
In 2014 we entered into an agreement with CASC to participate in CASC Willis, a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC

Willis owned a lease portfolio of four engines with a net book value of $49.2 million as of December 31, 2019. Our investment in the joint venture was $13.8 million as of December 31, 2019.
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
Recent Developments. Currently, an independent committee established by our Board of directors is reviewing and negotiating a proposal from our Chief Executive Officer and largest investor (individually and together with an entity controlled by him, the “Willis Parties”) and our Senior Vice President, Corporate Development (together with the Willis Parties, the “Group”) to acquire the Company pursuant to a merger. The Group has not yet submitted a complete proposal for consideration by the independent committee, including indicative financing terms. Consummation of any merger transaction will be subject to approval by the independent committee of the terms of a complete proposal submitted for consideration as well as the execution of definitive merger documentation. There can be no assurance regarding the terms and details of any transaction, that any future proposal by the Group will be made, that any proposal made by the Group will be accepted by the independent committee or that any merger transaction will ultimately be consummated.
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
We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2019, all of our engine leases are accounted for as operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivable under ASU 2016-02. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.
We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2019, 47 engines having a net book value of $51.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 79 months.
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
Impairment may be identified by several factors, including, comparison of estimated sales proceeds or forecasted undiscounted cash flows over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, we group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our portfolio, this is at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.
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

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future we may incur impairment charges.
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
RESULTS OF OPERATIONS
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue is summarized as follows:

	Years Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Lease rent revenue	$190,690	$175,609	8.6%
Maintenance reserve revenue	108,998	87,009	25.3%
Spare parts and equipment sales	74,651	71,141	4.9%
Gain on sale of leased equipment	20,044	6,944	188.7%
Other revenue	14,777	7,644	93.3%
Total revenue	$409,160	$348,347	17.5%
Lease Rent Revenue. Our lease rent revenue for the year ended December 31, 2019 increased by 8.6% over the comparable period in 2018. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. The increase is primarily driven by an increase in lease rental rates. The aggregate net book value of equipment held for lease at December 31, 2019 and 2018 was $1,650.9 million and $1,673.1 million, respectively, a decrease of 1.3%. During the year ended December 31, 2019, 45 engines, 6 aircraft, one marine vessel and other lease equipment were added to our lease portfolio at a total cost of $289.4 million (including capitalized costs). During the year ended December 31, 2018, 38 engines and 7 aircraft were added to our lease portfolio at a total cost of $421.9 million (including capitalized costs).
Maintenance Reserve Revenue. Our maintenance reserve revenue for the year ended December 31, 2019 increased 25.3% to $109.0 million from $87.0 million for the year ended December 31, 2018. Assets out on lease with “non-reimbursable” usage fees, generated $71.4 million of short term maintenance revenues compared to $63.7 million generated in the comparable prior period. Long term maintenance revenue increased to $37.6 million for the year ended December 31, 2019 compared to $23.3 million in 2018 as a result of more long-term leases coming to an end during 2019 as compared to the prior year.
Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2019 increased by $3.5 million to $74.7 million compared to $71.1 million in 2018. Spare parts sales for the year ended December 31, 2019 were $56.3 million compared to $50.0 million in 2018. Equipment sales for the year ended December 31, 2019 were $18.4 million for the sale of three engines, two airframes and one equipment package compared to $21.1 million for the sale of two engines in the comparable period of 2018.
Gain on Sale of Leased Equipment. During the year ended December 31, 2019, we sold 16 engines, seven aircraft, four airframes and other related equipment from the lease portfolio for a net gain of $20.0 million. During the year ended December 31, 2018, we sold 14 engines, six aircraft, one airframe and other related equipment from the lease portfolio for a net gain of $6.9 million.
Other Revenue. Other revenue increased by $7.1 million, to $14.8 million for the year ended December 31, 2019 from $7.6 million in 2018. The increase primarily reflects an increase of $2.5 million in fees earned related to engines managed on behalf of third parties, an increase of $2.8 million in interest revenue from our notes receivable and a $1.0 million increase in service revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.4 million, or 12.3%, to $86.2 million for the year ended December 31, 2019 compared to $76.8 million for the year ended December 31, 2018. The increase in depreciation reflects an increase in engine count, and the change in mix of portfolio, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales for the year ended December 31, 2019 was $62.6 million, an increase of 2.7% from 2018. Cost of spare parts sales for the year ended December 31, 2019 were $47.4 million compared to $41.5 million in 2018. Cost of equipment sales was $15.2 million and $19.5 million in the years ended December 31, 2019 and 2018, respectively.
Write-down of Equipment. Write-down of equipment was $18.2 million for the year ended December 31, 2019 and reflects the write-down of eleven engines due to a management decision to monetize the engines either by sale to third party or for party-out and an adjustment of the carrying value of seven impaired engines. Write-down of equipment was $10.7 million for the year ended December 31, 2018 and reflects the write-down of seven engines and seven airframe parts packages.
General and Administrative Expenses. General and administrative expenses increased 20.1% to $86.5 million for the year ended December 31, 2019 compared to $72.0 million in 2018. The increase, when compared to the prior year period, primarily reflects increased bonus accrual due to operating performance and stock based compensation expense which increased due to an increase in total shares granted as well as the share price at which those shares were granted.
Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 27.1% to $8.1 million for the year ended December 31, 2019, compared to $11.1 million in 2018. The decrease is primarily due to a decrease in engine repairs.
Net Finance Costs.  Net finance costs, which primarily reflects interest expense, increased 4.5% to $67.1 million in the year ended December 31, 2019, from $64.2 million for the year ended December 31, 2018. This increase is primarily a result of a full year of interest under the WEST IV notes. Debt obligations outstanding, net of unamortized debt issuance costs, as of December 31, 2019 and 2018, were $1,251.0 million and $1,337.3 million, respectively. After adjustment for interest rate derivative instruments, $197.0 million and $327.0 million, respectively, was tied to one-month LIBOR. As of December 31, 2019 and 2018, the Company held $200 million and $100 million of interest rate derivative instruments on this debt. As of December 31, 2019 and 2018 one-month LIBOR was 1.76% and 2.50%, respectively.
Income Taxes. Income tax expense for the year ended December 31, 2019 increased to $22.0 million from $13.0 million for the comparable period in 2018. The effective tax rate for the years ended December 31, 2019 and December 31, 2018 was 24.7% and 23.2%, respectively. The increase in the effective tax rate was predominantly due to non-deductible officer compensation and state taxes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2019, the Company had $63.7 million of cash, cash equivalents and restricted cash. At December 31, 2019, $4.7 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.
We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $340.1 million and $759.4 million in the years ended December 31, 2019 and 2018, respectively, was derived from this borrowing activity. In these same time periods $428.1 million and $504.8 million, respectively, was used to pay down related debt.
Preferred Stock Dividends
In October 2016, the Company sold and issued to Development Bank of Japan Inc. (“DBJ”) an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting investor fees were $19.8 million.
In September 2017, the Company sold and issued to DBJ an aggregate of 1,500,000 shares of the Company’s 6.5% Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting issuance costs were $29.7 million.
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2019 and 2018, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
Cash Flows Discussion
Cash flows provided by operating activities were $230.3 million and $188.7 million in the years ended December 31, 2019 and 2018, respectively.
Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 86% and 88%, by book value, of our assets were on-lease as of December 31, 2019 and December 31, 2018, respectively. The average utilization rate for the year ended December 31, 2019 and 2018 was approximately 88% and 89%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.
Distributions received from our investment in WMES were $3.3 million and $5.7 million in the years ended December 31, 2019 and 2018, respectively.
Cash flows used in investing activities were $147.4 million and $380.5 million in the years ended December 31, 2019 and 2018, respectively. Our primary use of funds is for the purchase of equipment for lease and for sale. Purchases of equipment (including capitalized costs and prepaid deposits) totaled $289.4 million and $441.4 million for the years ended December 31, 2019 and 2018, respectively.
Cash flows (used in) provided by financing activities were $(101.2) million and $226.4 million for the years ended December 31, 2019 and 2018, respectively. Cash flows used in financing activities for the year ended December 31, 2019 primarily reflected $340.1 million in proceeds from the issuance of debt obligations, partly offset by $428.1 million in principal payments and $3.6 million in share repurchases. Cash flows provided by financing activities for the year ended December 31, 2018 primarily reflected $759.4 million in proceeds from the issuance of debt obligations, partly offset by $504.8 million in principal payments and $16.1 million in share repurchases.
Debt Obligations and Covenant Compliance
At December 31, 2019, debt obligations consists of loans totaling $1,251.0 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.2% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 6 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In June 2019, the Company entered into the Fourth Amendment and Restated Credit Agreement which increased the revolving credit facility from $890.0 million to $1.0 billion and extends the maturity of the credit facility to June 2024. As a result, the Company incurred and deferred an additional $2.8 million of debt issuance costs and recognized a loss on debt extinguishment of $0.2 million. In December

2019, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No. 5 to the Security Agreement. The amendments, which among other things, increase the maximum leverage ratio from 4.00:1.00 to 4.50:1.00 through December 31, 2020, if a permitted change in control is consummated.

In February 2019, the Company entered into an $8.1 million loan with a financial institution with a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% and principal and interest are paid quarterly. The loan is secured by two engines.
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
At December 31, 2019, we were in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense.  The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2019, we were in compliance with the covenants specified in the WEST II, WEST III and WEST IV indentures, servicing and other debt related agreements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Contractual Obligation and Commitments
Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2019:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,270,469	$56,118	$264,409	$464,203	$485,739
Interest payments under debt obligations	274,101	55,479	139,168	54,214	25,240
Operating lease obligations	4,320	922	1,640	862	896
Purchase obligations	459,274	104,401	354,873	—	—
Total	$2,008,164	$216,920	$760,090	$519,279	$511,875
From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 15 additional new LEAP-1B engines. These engines are solely compatible with the Boeing 737 Max aircraft, the entire fleet of which is currently grounded worldwide. Our expectation is that we will be able to place these engines on lease upon the re-entry of the Boeing 737 Max aircraft into service.
We have estimated the interest payments due under debt obligations by applying the interest rates applicable at December 31, 2019 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month and three-month LIBOR.
We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2020. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE
At December 31, 2019, $404.3 million of our borrowings were on a variable rate basis at various interest rates tied to one-month and three-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. During 2016, we entered into an interest rate swap agreement which has notional outstanding amount of $100.0 million, with a remaining term of 16 months as of December 31, 2019. In October 2019, the Company entered into an additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 54 months as of December 31, 2019. The net fair value of the swaps was a $1.7 million net liability and a $1.7 million net asset at December 31, 2019 and 2018, respectively.
We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements adjusted interest expense by $0.7 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. This incremental benefit for the swaps effective for hedge accounting was included in interest expense for the respective periods.
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
Joint Ventures
“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.9 million and $2.6 million during the years ended December 31, 2019 and 2018, respectively, related to the servicing of engines for the WMES lease portfolio. During 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary of the Company, for $2.6 million. During 2018, the Company sold two engines and one aircraft to WMES for $30.7 million.
There were no engine or aircraft sales to CASC Willis during 2019 or 2018.
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
During 2019 and 2018, the Company paid approximately $36,000 and $44,000, respectively, of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2019, $404.3 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $2.0 million (in 2018, $3.3 million).
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
We are also exposed to currency devaluation risk. During the years ended December 31, 2019 and 2018, respectively, 79% and 77% of our total lease rent revenues came from non-United States domiciled lessees. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

No customer accounted for greater than 10% of total lease rent revenue in 2019 and 2018.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is submitted as a separate section of this report beginning on page 37.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Inherent Limitations on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
(c)Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal

Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2019, our internal control over financial reporting is effective under those criteria.
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 38.
(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is filed in Exhibit 14.1 and is also available on our website at www.willislease.com.
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
(a) (2) Financial Statement Schedules
Schedule I, Condensed Financial Information of Parent, and Schedule II, Valuation Accounts, are submitted as a separate section of this report starting on page 69.
All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.
(a) (3),(b) and (c):Exhibits:  The response to this portion of Item 15 is submitted below.

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

4.1
Rights Agreement dated as of September 24, 1999, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed on October 4, 1999).

4.2
Second Amendment to Rights Agreement dated as of December 15, 2005, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.3
Third Amendment to Rights Agreement dated as of September 30, 2008, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.3.1	Fourth Amendment to Rights Agreement dated August 27, 2018, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent.
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

4.6
Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of September 25, 2017 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on September 28, 2017).

4.7	Description of Securities.
4.8
Certificate Eliminating Series I Junior Participating Preferred Stock of Willis Lease Finance Corporation dated as of October 7, 2016 (incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed October 18, 2016).

10.1†	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on October 1, 2010).
10.2†	Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2015 Annual Meeting of Stockholders filed on April 28, 2015).
10.3†
Amended and Restated Employment Agreement between the Registrant and Charles F. Willis IV dated as of December 1, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2008).

10.4†	Employment Agreement between the Registrant and Scott B. Flaherty dated May 20, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on May 25, 2016).
10.5†	Employment Agreement between the Registrant and Dean M. Poulakidas dated March 31, 2013 (incorporated by reference to Exhibit 10.23 to our report on Form 8-K filed on June 19, 2013).
10.6*
Trust Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.7*
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

10.8*
Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.9*
Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.10*
Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.11*
Third Amended and Restated Credit Agreement, dated as of April 20, 2016, among the Company, MUFG Union Bank, N.A. as administrative agent and security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.15 to our report on Form 10-Q filed on August 16, 2016).

10.12†	Employment Agreement between the Company and Brian R. Hole dated January 14, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on February 16, 2016).
10.13†	Employment Agreement between the Company and Austin C. Willis dated February 9, 2016 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on February 16, 2016).
10.14
Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 20, 2016).

10.15
General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed September 20, 2016).

10.16	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 18, 2016).
10.17*
Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III. (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2017).

10.18*
Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.21 to our report on Form 10-Q filed on November 9, 2017).

10.19*
Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on November 9, 2017).

10.20*
Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.23 to our report on Form 10-Q filed on November 9, 2017).

10.21*
Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q filed on November 9, 2017).

10.22*	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
10.23*
General Terms Agreement No. CFM-1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 15, 2018).

10.24*
Letter Agreement No. 1 to GTA No. 1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.27 to our report on Form 10-K filed March 15, 2018).

10.25*
General Terms Agreement No. GE-1-2299982290-2 dated May 26, 2010 by and amongst General Electric Company, GE Engine Services Distribution, LLC, the Registrant and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.28 to our report on Form 10-K filed March 15, 2018).

10.26*
Letter Agreement No. 3 to GTA No. 1-2299982290 dated December 22, 2017 between General Electric Corporation and the Registrant (incorporated by reference to Exhibit 10.29 to our report on Form 10-K filed March 15, 2018).

10.27*
Amendment No. 2 to General Terms Agreement No. GE-1-2299982290-2 dated December 22, 2017 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.30 to our report on Form 10-K filed March 15, 2018).

10.28*
Agreement by and between IAE International Aero Engines AG and the Registrant, dated March 16, 2018, to purchase spare engines (incorporated by reference to Exhibit 10.31 to our report on Form 10-Q filed May 10, 2018).

10.29
Redemption Agreement to purchase 294,787 shares of common stock dated as of March 29, 2018 between the Registrant and M3 Partners, LP (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed May 10, 2018).

10.30†	2018 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2018 Annual Meeting of Stockholders filed on April 27, 2018).
10.31*
Administrative Agency Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q filed November 7, 2018).

10.32*
Asset Purchase Agreement dated as of August 22, 2018 between the Registrant and Willis Engine Structured Trust IV (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed November 7, 2018).

10.33*
Trust Indenture dated as of August 22, 2018 among Willis Engine Structured Trust IV, Deutsche Bank Trust Company Americas, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed November 7, 2018).

10.34*
Revolving Credit Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.37 to our report on Form 10-Q filed November 7, 2018).

10.35*
Servicing Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.38 to our report on Form 10-Q filed November 7, 2018).

10.36*
Security Trust Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as security trustee and operating bank (incorporated by reference to Exhibit 10.39 to our report on Form 10-Q filed November 7, 2018).

10.37*
Amendment No. 1 to Agreement to Purchase Spare Engines, dated July 25, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed November 7, 2018).

10.38*
Amendment No. 2 to Agreement to Purchase Spare Engines, dated August 9, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed November 7, 2018).

10.39*
Trust Indenture dated as of August 4, 2017 among Willis Engine Structured Trust III, Deutsche Bank Trust Company Americas, as trustee, the Registrant and BNP Paribas (incorporated by reference to Exhibit 4.6 to our report on Form 10-Q filed on November 9, 2017).

10.40*
Amendment No. 3 to Agreement to Purchase Spare Engines, dated March 22, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-Q filed on May 8, 2019).

10.41*
Amendment No. 4 to Agreement to Purchase Spare Engines, dated June 27, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on August 7, 2019).

10.42*
Fourth Amended and Restated Credit Agreement, dated as of June 7, 2019, among the Company, MUFG Union Bank, Ltd. as administrative agent, MUFG Union Bank, N.A. as security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on August 7, 2019).

10.43*	Letter Agreement No. 2 to GTA No. 1-1028985 dated December 12, 2019 between CFM International, Inc. and Willis Lease Finance Corporation.
10.44*
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No. 5 to Security Agreement, dated as of December 13, 2019, among the Company, MUFG Union Bank, Ltd. as administrative agent, MUFG Union Bank, N.A. as security agent, and certain other lenders and financial institutions named therein.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________

*
Certain portions of this exhibit have been redacted pursuant to an SEC order granting confidential treatment or constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

†	Indicates a management contract or compensatory plan or arrangement.
Financial Statements are submitted as a separate section of this report beginning on page 40.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 12, 2020

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 12, 2020	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 12, 2020	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Finance and Accounting Officer)	Scott B. Flaherty

Date: March 12, 2020	Director	/s/ ROBERT T. MORRIS
Robert T. Morris

Date: March 12, 2020	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 12, 2020	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 12, 2020	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Willis Lease Finance Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and financial statement Schedule I, Condensed Financial Information of Parent, and Schedule II, Valuation Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1991.

Fort Lauderdale, Florida
March 12, 2020

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$6,720	$11,688
Restricted cash	56,948	70,261
Equipment held for operating lease, less accumulated depreciation of $414,835 and $385,483 at December 31, 2019 and 2018, respectively	1,650,918	1,673,135
Maintenance rights	3,133	14,763
Equipment held for sale	120	789
Receivables, net of allowances of $1,730 and $2,559 at December 31, 2019 and 2018, respectively	24,059	23,270
Spare parts inventory	41,759	48,874
Investments	57,936	47,941
Property, equipment & furnishings, less accumulated depreciation of $8,666 and $6,945 at December 31, 2019 and 2018, respectively	31,520	27,679
Intangible assets, net	1,312	1,379
Notes receivable	38,145	238
Other assets	28,038	14,926
Total assets (1)	$1,940,608	$1,934,943

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,648	$42,939
Deferred income taxes	110,418	90,285
Debt obligations	1,251,006	1,337,349
Maintenance reserves	106,870	94,522
Security deposits	20,569	28,047
Unearned revenue	6,121	5,460
Total liabilities (2)	1,540,632	1,598,602

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2019 and 2018, respectively)	49,638	49,554

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,356 and 6,176 shares issued at December 31, 2019 and 2018, respectively)	64	62
Paid-in capital in excess of par	4,557	—
Retained earnings	348,965	286,623
Accumulated other comprehensive (loss) income, net of income tax (benefit) expense of $(896) and $81 at December 31, 2019 and 2018, respectively.	(3,248)	102
Total shareholders’ equity	350,338	286,787
Total liabilities, redeemable preferred stock and shareholders' equity	$1,940,608	$1,934,943
________________________________________________________

(1)
Total assets at December 31, 2019 and December 31, 2018 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s: Cash, $134 and $656; Restricted Cash, $56,523 and $70,261, Equipment, $1,004,851 and $1,032,599; Maintenance Rights, $3,133 and $11,466; Inventory, $2,832 and $4,921; and Other, $668 and $1,075 respectively.

(2)
Total liabilities at December 31, 2019 and December 31, 2018 include the following liabilities of VIE’s for which the VIE’s creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations, $842,996 and $903,296, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
REVENUE
Lease rent revenue	$190,690	$175,609
Maintenance reserve revenue	108,998	87,009
Spare parts and equipment sales	74,651	71,141
Gain on sale of leased equipment	20,044	6,944
Other revenue	14,777	7,644
Total revenue	409,160	348,347

EXPENSES
Depreciation and amortization expense	86,236	76,814
Cost of spare parts and equipment sales	62,647	61,025
Write-down of equipment	18,220	10,651
General and administrative	86,523	72,021
Technical expense	8,122	11,142
Net finance costs:
Interest expense	66,889	64,220
Loss on debt extinguishment	220	—
Total net finance costs	67,109	64,220
Total expenses	328,857	295,873

Earnings from operations	80,303	52,474
Earnings from joint ventures	8,578	3,800
Income before income taxes	88,881	56,274
Income tax expense	21,959	13,043
Net income	66,922	43,231
Preferred stock dividends	3,250	3,250
Accretion of preferred stock issuance costs	84	83
Net income attributable to common shareholders	$63,588	$39,898

Basic weighted average earnings per common share:	$10.90	$6.75
Diluted weighted average earnings per common share:	$10.50	$6.60

Basic weighted average common shares outstanding	5,836	5,915
Diluted weighted average common shares outstanding	6,058	6,046
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2019	2018
Net income	$66,922	$43,231
Other comprehensive loss:
Currency translation adjustment	(222)	(770)
Unrealized (loss) gain on derivative instruments	(3,331)	533
Unrealized loss on derivative instruments at joint venture	(774)	—
Net loss recognized in other comprehensive income	(4,327)	(237)
Tax benefit related to items of other comprehensive income	977	54
Other comprehensive loss	(3,350)	(183)
Total comprehensive income	$63,572	$43,048
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2019 and 2018
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income/(Loss)	Equity
Balances at December 31, 2017	2,500	$49,471	6,419	$64	$2,319	$256,301	$226	$258,910
Net income	—	—	—	—	—	43,231	—	43,231
Net unrealized loss from currency translation adjustment, net of tax benefit of $174	—	—	—	—	—	—	(596)	(596)
Net unrealized gain from derivative instruments, net of tax expense of $120	—	—	—	—	—	—	413	413
Shares repurchased	—	—	(472)	(5)	(6,683)	(9,517)	—	(16,205)
Shares issued under stock compensation plans	—	—	272	3	242	—	—	245
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(43)	—	(1,288)	—	—	(1,288)
Stock-based compensation, net of forfeitures	—	—	—	—	5,410	—	—	5,410
Accretion of preferred shares issuance costs	—	83	—	—	—	(83)	—	(83)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Adoption of ASU 2018-02	—	—	—	—	—	(59)	59	—
Balances at December 31, 2018	2,500	49,554	6,176	62	—	286,623	102	286,787
Net income	—	—	—	—	—	66,922	—	66,922
Net unrealized loss from currency translation adjustment, net of tax benefit of $50	—	—	—	—	—	—	(172)	(172)
Net unrealized loss from derivative instruments, net of tax benefit of $927	—	—	—	—	—	—	(3,178)	(3,178)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	289	3	332	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(37)	—	(1,475)	—	—	(1,475)
Stock-based compensation, net of forfeitures	—	—	—	—	7,787	—	—	7,787
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$66,922	$43,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,236	76,814
Write-down of equipment	18,220	10,651
Stock-based compensation expenses	7,787	5,410
Amortization of deferred costs	6,364	6,403
Allowances and provisions	(272)	1,503
Gain on sale of leased equipment	(20,044)	(6,944)
Income from joint ventures	(8,578)	(3,800)
Loss (gain) on disposal of property, equipment and furnishings	42	(41)
Loss on debt extinguishment	220	—
Deferred income taxes	21,074	12,057
Changes in assets and liabilities:
Receivables	(517)	(5,925)
Distributions received from joint ventures	3,300	5,730
Inventory	29,114	12,111
Other assets	(2,519)	(3,453)
Accounts payable and accrued expenses	2,131	12,543
Maintenance reserves	22,282	21,964
Security deposits	(2,108)	3,075
Unearned revenue	661	(2,642)
Net cash provided by operating activities	230,315	188,687

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	191,891	64,429
Issuance of notes receivable	(42,857)	—
Payments received on notes receivable	4,950	—
Capital contributions to joint ventures	(5,713)	—
Purchase of equipment held for operating lease and for sale	(289,385)	(441,416)
Purchase of property, equipment and furnishings	(6,330)	(3,487)
Net cash used in investing activities	(147,444)	(380,474)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	340,120	759,439
Debt issuance costs	(3,142)	(7,748)
Principal payments on debt obligations	(428,081)	(504,753)
Interest bearing security deposits	(2,092)	—
Proceeds from shares issued under stock compensation plans	335	245
Repurchase of common stock	(3,567)	(16,135)
Preferred stock dividends	(3,250)	(3,348)
Cancellation of restricted stock units in satisfaction of withholding tax	(1,475)	(1,288)
Net cash (used in) provided by financing activities	(101,152)	226,412

Increase/(Decrease) in cash, cash equivalents and restricted cash	(18,281)	34,625
Cash, cash equivalents and restricted cash at beginning of period	81,949	47,324
Cash, cash equivalents and restricted cash at end of period	$63,668	$81,949
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$63,585	$59,122
Income Taxes	$222	$1,073
Supplemental disclosures of non-cash activities:
Purchase of equipment held for operating lease	$2,515	$21,656
Transfers from Equipment held for operating lease to Equipment held for sale	$10,131	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$23,931	$18,220
Transfers from Equipment held for sale to Spare parts inventory	$422	$26,387
Accrued preferred stock dividends	$686	$686
Accretion of preferred stock issuance costs	$84	$83

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Annual Report on Form 10-K refer to Willis Lease Finance Corporation and its subsidiaries.

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
Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned subsidiary whose primary focus is the engine management and consulting business.
Willis Engine Securitization Trust II (“WEST II” or the “WEST II Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization (“ABS”), of which the Company is the sole beneficiary. WEST II is a variable interest entity (“VIE”) which the Company owns 100% of the interest and consolidates in its financial statements.
In August 2017, the Company closed on Willis Engine Securitization Trust III (“WEST III” or the “WEST III Notes”), a bankruptcy remote special purpose vehicle, which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. The WEST III Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $293.7 million and the Series B Notes in an aggregate principal amount of $42.0 million. The Company used these funds, net of transaction expenses, to pay off part of its revolving credit facility. WEST III is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.
In August 2018, the Company closed on Willis Engine Securitization Trust IV (“WEST IV” or the “WEST IV Notes”), a bankruptcy remote special purpose vehicle, which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. The WEST IV Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $326.8 million and the Series B Notes in an aggregate principal amount of $46.7 million. WEST IV is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.
Principal and interest on the WEST II, III and IV Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements.
The WEST II, III and IV Notes are secured by, among other things, the respective ABS’s direct and indirect interests in a portfolio of assets. The WEST II, WEST III and WEST IV Notes have scheduled amortizations and are payable solely from revenue received from the engines and the engine leases, after payment of certain expenses of the respective ABS. The assets of WEST II, WEST III and WEST IV are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST II, WEST III and WEST IV are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company's balance sheet. The ABS’ ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.
Additionally, in connection with WEST II, WEST III and WEST IV, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST II, WEST III and WEST IV are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.
(b)Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of WLFC and its wholly owned subsidiaries, including VIEs where the Company is the primary beneficiary, in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest firstly to determine whether for accounting purposes the entity is a variable interest entity or voting interest entity. If the entity is a variable interest entity the Company consolidates the financial statements of that entity if it is the primary beneficiary of the entities’ activities.  If the entity is a voting interest entity the Company consolidates the entity when it has a majority of voting interests. Intercompany transactions and balances have been eliminated in consolidation.
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
Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2019, the Company had an aggregate of approximately $2.7 million in lease rent and $3.8 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.
No customer accounted for greater than 10% of total lease rent revenue in 2019 and 2018.
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
The spare parts transaction price is a fixed dollar amount and is stated on each purchase order for a fixed amount by total number of parts. Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order. The performance obligation is completed once the parts have shipped and, as a result, all of the transaction price is allocated to that performance obligation. Management has determined that it is appropriate for the Company to recognize spare parts sales at a point in time (i.e., the date the parts are shipped) under ASC 606. Additionally, there is no impact to the timing and amounts of revenue recognized for spare parts sales related to the implementation of ASC 606 upon adoption on January 1, 2018.
Equipment Sales
Equipment sales represent the selective purchase and resale of commercial aircraft engines and other aircraft equipment. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, condition of the asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the equipment sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Equipment sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. Therefore, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606 upon adoption on January 1, 2018.
Managed Services
Managed services revenue predominantly represents fleet management and engine storage services which may be combined on a single contract with a customer. Fleet management services are performed for a stated fixed fee as agreed upon in the services agreement. Engine storage services are for a fixed monthly fee. For a contract containing more than one performance obligation, the allocation of the transaction price is generally performed on the basis of the relative stand-alone selling price of each distinct good or service in the contract. As each of the services provided within the contract have separate prices, the Company allocates the price to its related performance obligation described above. Management has determined each of the revenue elements contain performance obligations that are satisfied over time and therefore recognizes revenue over time in accordance with ASC 606-10-25-27. The Company utilizes the percentage-of-completion method (input method) for recognizing fleet management services and will calculate revenues based on labor hours incurred. Additionally, as is required by ASC 606-10-25-35, as circumstances change over time, the Company will update its measure of progress to reflect any changes in the outcome of the performance obligation. Engine storage services are recognized on a monthly basis utilizing the input method of days passed. Therefore, there is no impact to the timing and amounts of revenue recognized for managed services related to the implementation of ASC 606 upon adoption on January 1, 2018.
Amounts owed for managed services are typically billed upon contract completion. At December 31, 2019, unbilled revenue was $0.8 million and the Company expects it to be fully recognized by June 30, 2020. Additionally, managed services are presented within the Other revenue line in the Consolidated Statements of Income.
Other Revenue
Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest revenue, and other discrete revenue items.
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
Based on specific aspects of the equipment, the Company generally depreciates engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. This methodology is believed to accurately reflect the Company’s typical holding period for the engine assets and that the residual value assumption reasonably approximates the selling price of the assets 15 years from the date of acquisition. The typical 15 year holding period is the estimated useful life of the Company’s engines based on its business model and plans, and represents how long the Company anticipates holding a newly acquired engine. The technical useful life of a new engine can be in excess of 25 years. The Company reviews the useful life and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful life of the engines.
The aircraft and airframes owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value. The other leased parts and related equipment owned by the Company are depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.
The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2019, 47 engines having a net book value of $51.1 million were depreciated under this policy with estimated useful lives ranging from 1 to 79 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The Company conducts a formal annual review of the carrying value of long-lived assets and also evaluates assets during the year if a triggering event is identified indicating impairment is possible. Such annual review resulted in an impairment charge of $6.4 million and $5.3 million in 2019 and 2018, respectively (included in “Write-down of equipment” in the Consolidated Statements of Income).
(e)Equipment Held for Sale
Equipment held for sale includes engines being marketed for sale as well as third party consigned assets. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.
(f)Debt Issuance Costs and Related Fees
Fees paid in order to secure debt are capitalized, included in Debt obligations on the Consolidated Balance Sheets, and amortized over the life of the related loan using the effective interest method.
(g)Interest Rate Hedging
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
The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 8).
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
(k)Restricted Cash
The Company has certain bank accounts that are subject to restrictions in connection with its WEST II, WEST III and WEST IV borrowings and a note payable. Under these borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST II, cash from maintenance reserve payments is held in a restricted cash account equal to the maintenance obligations projected for the subsequent six months, and is subject to a minimum balance of $9.0 million. Under WEST III and WEST IV, cash from maintenance reserve payments is held in a restricted cash account equal to a portion of the maintenance obligations projected for the subsequent nine months, and is subject to a minimum balance of $10.0 million. Under WEST II, all security deposits are held in a restricted cash account until the end of the lease. Under WEST III and WEST IV, security deposits are held in a restricted cash account equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.
(l)Spare Parts Inventory
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
(m)Intangible Assets
Intangible assets include customer relationships and goodwill at Willis Asset Management. Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.”
Customer relationships are amortized on a straight line basis over their estimated useful life of five years. The Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually.
(n)Other assets
Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2019 and 2018, other assets included prepaid deposits of $10.6 million and $1.9 million, respectively, relating to commitments to purchase equipment.
(o)Management Estimates
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
(p)Earnings per share information
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock awards (“RSAs”). See Note 10 for more information on the computation of earnings per share.
(q)Investments
The Company’s investments are joint ventures, where it owns 50% of the equity of the ventures and are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.
(r)Stock Based Compensation
The Company recognizes stock based compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Forfeitures are accounted for as they occur.
(s)Initial Direct Costs associated with Leases
The Company accounts for the initial direct costs, including sales commissions and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $2.0 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.
(t)Maintenance Rights
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
(u)Foreign Currency Translation
The Company’s foreign investments have been converted at rates of exchange in effect at the balance sheet dates. The changes in exchange rates in our foreign investments reported under the equity method are included in stockholders’ equity as accumulated other comprehensive income.
(v)Risk Concentrations
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.
The Company places its cash deposits with financial institutions and other credit-worthy institutions, such as money market funds, and limits the amount of credit exposure to any one party. Management opts for security of principal as opposed to yield. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, this risk is considered limited due to the relatively few lessees which have this provision in the lease. The Company enters into interest rate swap agreements with counterparties that are investment grade financial institutions.
(w)Recent Accounting Pronouncements
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

Under ASC 842, a lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. Furthermore, the Company will assess on an ongoing basis, the updated guidance provided for sale leaseback transactions and whether failed sale leaseback accounting treatment is triggered. As lessor, the Company's leases in place upon adoption of ASC 842 remained as operating leases under the new standard. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expenses as incurred, certain lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU is targeted at simplifying the application of hedge accounting and aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. This guidance became effective for the Company on January 1, 2019 and it did not result in an adjustment to the opening balance of retained earnings for the Company's existing cash flow hedge. Additionally, the presentation and disclosure aspect of ASU 2017-12 was applied on a prospective basis within Note 7.

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

Recent Accounting Pronouncements To Be Adopted by the Company
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses of Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investments in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.” This ASU provides targeted transition relief allowing for an irrevocable one-time election upon adoption of the new standard to measure financial assets previously measured at amortized cost using the fair value option. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” ASU 2019-10 amends effective dates for public business entities not meeting the definition of an SEC filer. ASU 2019-11 clarifies and addresses stakeholders’ specific issues around certain aspects of the amendments in ASU 2016-13. The amendments in this ASU are effective for the Company on January 1, 2020, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2020.
While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the Company does not expect the new standard will have a material effect on its financial statements, but it does expect significant new disclosures and controls in order to comply with the new standard requirements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application of and simplifies Generally Accepted Accounting Principles (“GAAP”) for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2021 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.
2. Leases
As lessor, and as of December 31, 2019, all of our leases were operating leases with the exception of two leases entered into during the first quarter of 2019 which are classified as notes receivable under the failed sale leaseback guidance provided by ASC 842.
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

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2019
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$4,084
Total leased assets		$4,084

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$3,835
Total lease liabilities		$3,835

Weighted average remaining lease term (years)
Operating leases		5.17
Weighted average discount rate
Operating leases		4.5%

The weighted average discount rate is based on the discount rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company's operating lease liabilities at December 31, 2019 are as follows:

Year	(in thousands)
2020	$947
2021	895
2022	762
2023	504
2024	358
Thereafter	896
Total lease payments	4,362
Less: interest	(527)
Total lease liabilities	$3,835

The following table represents future minimum lease payments under noncancelable operating leases at December 31, 2019:

Year	(in thousands)
2020	$922
2021	878
2022	762
2023	504
2024	358
Thereafter	896
$4,320

The following table represents future minimum lease payments under noncancelable operating leases at December 31, 2018 as presented in the Company's 2018 Form 10-K:

Year	(in thousands)
2019	$1,172
2020	676
2021	638
2022	645
2023	483
Thereafter	1,183
$4,797

The components of lease expense for the years ended December 31, 2019 and 2018 were as follows:

Lease expense	Classification	2019	2018
		(in thousands)
Operating lease cost	General and administrative	$1,326	$1,688
Net lease cost		$1,326	$1,688

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$920

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$495

3. Revenue from Contracts with Customers
The following table disaggregates revenue by major source for the years ended December 31, 2019 and 2018 (in thousands):

Year ended December 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$299,688	$—	$—	$299,688
Spare parts and equipment sales	18,684	55,967	—	74,651
Gain on sale of leased equipment	20,044	—	—	20,044
Managed services	10,843	—	—	10,843
Other revenue	3,895	277	(238)	3,934
Total revenue	$353,154	$56,244	$(238)	$409,160

Year ended December 31, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$262,618	$—	$—	$262,618
Spare parts and equipment sales	30,122	41,019	—	71,141
Gain on sale of leased equipment	6,944	—	—	6,944
Managed services (2)	7,287	—	—	7,287
Other revenue (2)	292	1,727	(1,662)	357
Total revenue	$307,263	$42,746	$(1,662)	$348,347
________________________________________________________

(1)	Represents revenue generated between our reportable segments.

(2)	Certain amounts have been reclassified to conform with the classification as of December 31, 2019.

4. Equipment Held for Operating Lease
As of December 31, 2019, the Company had a total lease portfolio of 263 engines and related equipment, 12 aircraft, 10 other leased parts and equipment and one marine vessel with a net book value of $1,650.9 million. As of December 31, 2018, the Company had a total lease portfolio of 244 aircraft engines and related equipment, 17 aircraft and 10 other leased parts and equipment, with a net book value of $1,673.1 million.
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
The Company leases equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2019	2018
	(in thousands)
Region
Europe	$84,335	$70,842
Asia	42,127	40,717
United States	39,178	40,100
South America	10,030	11,338
Mexico	5,284	4,721
Middle East	4,117	3,286
Canada	3,279	4,585
Africa	2,340	20
Totals	$190,690	$175,609

	As of December 31,
Net book value of equipment held for operating lease	2019	2018
	(in thousands)
Region
Europe	$554,529	$624,913
Asia	427,246	368,690
United States	240,454	260,095
South America	110,563	118,508
Mexico	51,573	33,795
Middle East	26,732	43,602
Canada	22,640	18,792
Africa	2,597	2,597
Off-lease and other	214,584	202,143
Totals	$1,650,918	$1,673,135

As of December 31, 2019, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$214,584
Month-to-month leases	196,143
Leases expiring 2020	549,244
Leases expiring 2021	131,217
Leases expiring 2022	323,383
Leases expiring 2023	97,613
Leases expiring 2024	70,507
Leases expiring thereafter	68,227
$1,650,918

As of December 31, 2019, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2020	$155,970
2021	95,015
2022	59,033
2023	33,418
2024	21,287
Thereafter	14,754
$379,477

5. Investments
In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of December 31, 2019, WMES owned a lease portfolio of 36 engines and five aircraft with a net book value of $306.0 million.
In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. During 2016, CASC was reorganized, with portions of its partnership interest in CASC Willis being transferred to three Chinese airlines and another government-owned entity. The 2016 CASC reorganization resulted in no voting structure change to the joint venture. CASC Willis owned a lease portfolio of four engines with a net book value of $49.2 million as of December 31, 2019.

Years Ending December 31, 2019 and 2018 (in thousands)	WMES	CASC Willis	Total
Investment in joint ventures as of December 31, 2017	$36,014	$14,627	$50,641
Earnings (loss) from joint ventures	3,899	(99)	3,800
Distribution	(5,730)	—	(5,730)
Foreign currency translation adjustment	—	(770)	(770)
Investment in joint ventures as of December 31, 2018	34,183	13,758	47,941
Earnings from joint ventures	8,312	266	8,578
Contribution	5,713	—	5,713
Distribution	(3,300)	—	(3,300)
Foreign currency translation adjustment	—	(222)	(222)
Other comprehensive loss from joint ventures	(774)	—	(774)
Investment in joint ventures as of December 31, 2019	$44,134	$13,802	$57,936

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.9 million and $2.6 million during the years ended December 31, 2019 and 2018, respectively, related to the servicing of engines for the WMES lease portfolio.

Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2019	2018
	(in thousands)
Revenue	$55,770	$38,465
Expenses	41,253	30,934
WMES net income	$14,517	$7,531

	As of December 31,
	2019	2018
	(in thousands)
Total assets	$322,606	$274,744
Total liabilities	227,052	198,534
Total WMES net equity	$95,554	$76,210

6. Debt Obligations
Debt obligations consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at December 31, 2019, secured by engines. The facility has a committed amount of $1.0 billion at December 31, 2019, which revolves until the maturity date of June 2024	$397,000	$427,000
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	307,014	323,075
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	43,859	46,154
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	257,754	274,205
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	36,860	39,212
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, maturing in September 2037, secured by engines	211,572	237,847
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at December 31, 2019, maturing in July 2022, secured by engines	7,286	—
Note payable at fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	9,124	10,937
	1,270,469	1,358,430
Less: unamortized debt issuance costs	(19,463)	(21,081)
Total debt obligations	$1,251,006	$1,337,349

One-month LIBOR was 1.76% and 2.50% as of December 31, 2019 and December 31, 2018, respectively. Three-month LIBOR was 1.91% as of December 31, 2019.

Principal outstanding at December 31, 2019, is expected to be repayable as follows:

Year	(in thousands)
2020	$56,118
2021	56,415
2022 (includes $158.4 million outstanding on WEST II Series A 2012 term note)	207,994
2023	34,018
2024 (includes $397.0 million outstanding on revolving credit facility)	430,185
Thereafter	485,739
Total	$1,270,469

At December 31, 2019, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In April 2016, the Company entered into a Third Amended and Restated Credit Agreement with a revolving credit facility of $890.0 million and a term to April 2021. This $890.0 million revolving credit facility had an accordion feature which would expand the entire credit facility up to $1.0 billion.
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
In connection with entering into the Amended Credit Agreement in June 2019, the Company incurred and deferred an additional $2.8 million of debt issuance costs, and recognized a loss on debt extinguishment of $0.2 million. Unamortized debt issuance costs are included as a reduction to “Debt Obligations” in the consolidated balance sheets and are amortized to “Interest expense” on a straight-line basis through the maturity date of the Amended Credit Agreement. Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are collateralized by the title and interest of the Company and certain of its subsidiaries, and to substantially all of its assets and properties. In December 2019, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No. 5 to the Security Agreement. The Amendments, which among other things, increase the maximum leverage ratio from 4.00:1.00 to 4.50:1.00 through December 31, 2020, if a permitted change in control is consummated.
As of December 31, 2019 and 2018, $603.0 million and $463.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST II, WEST III, and WEST IV jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.
At December 31, 2019 and 2018, $350.9 million and $369.2 million of WEST IV term notes were outstanding, respectively. At December 31, 2019 and 2018,  $294.6 million and $313.4 million of WEST III term notes were outstanding, respectively. At December 31, 2019 and 2018, $211.6 million and $237.8 million of WEST II term notes were outstanding, respectively.
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
In July 2019, the Company’s note payable secured by a corporate aircraft was repriced at a fixed interest rate of 3.18% and will continue to mature in July 2024. The balance outstanding on these loans was $9.1 million and $10.9 million as of December 31, 2019 and December 31, 2018, respectively.
In February 2019, the Company entered into a new $8.1 million loan with a financial institution and has a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% and principal and interest are paid quarterly.  The loan is secured by two engines.
Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at December 31, 2019.
7. Derivative Instruments
The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $404.3 million and $427.0 million of variable rate borrowings at December 31, 2019 and 2018, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2019, the Company has two interest rate swap agreements. One interest rate swap agreement was entered into during 2016 which has notional outstanding amount of $100.0 million, with remaining terms of 16 months as of December 31, 2019. During October 2019, the Company entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with remaining terms of 54 months as of December 31, 2019. The derivative instruments were designated as a cash flow hedge and recorded at fair value.
The Company evaluated the effectiveness of the swaps to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swaps were highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationship on an ongoing basis.
The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties' risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments.
The net fair value of the interest rate swaps was a $1.7 million net liability and a $1.7 million net asset at December 31, 2019 and 2018, respectively. The Company recorded an adjustment to interest expense of $0.7 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively, from derivative investments.
Effect of Derivative Instruments on Earnings in the Statements of Income and of Comprehensive Income
The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Years Ended December 31,			Years Ended December 31,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Interest rate contracts	$(3,331)	$533	Interest expense	$713	$359
Total	$(3,331)	$533	Total	$713	$359

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the year ended December 31, 2019 and 2018.
Counterparty Credit Risk
The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for both interest rate swaps are large financial institutions that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparties were credit-worthy and that their continuing performance under the hedging agreement was probable and did not require the counterparties to provide collateral or other security to the Company.

8. Income Taxes
The components of income before income taxes are as follows:

	Years ended December 31,
	2019	2018
	(in thousands)
United States	$88,182	$55,117
Foreign	699	1,157
Income before income taxes	$88,881	$56,274

The components of income tax expense for the years ended December 31, 2019 and 2018 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2019
Current	$—	$722	$163	$885
Deferred	20,205	869	—	21,074
Total	$20,205	$1,591	$163	$21,959

2018
Current	$—	$364	$622	$986
Deferred	12,871	(814)	—	12,057
Total	$12,871	$(450)	$622	$13,043

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2019 and 2018 to the effective income tax expense:

	Years Ended December 31,
	2019	2018
	(in thousands)
Statutory federal income tax expense	$18,665	$11,818
State taxes, net of federal benefit	1,440	(526)
Foreign tax paid	—	622
Foreign jurisdiction rate differential	475	—
Permanent differences-nondeductible executive compensation	2,083	1,144
Permanent differences and other	(704)	(15)
Effective income tax expense	$21,959	$13,043

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2017	$191
Decreases due to tax positions expired	(9)
Balance as of December 31, 2018	182
Increases related to current year tax positions	250
Decreases due to tax positions expired	(162)
Balance as of December 31, 2019	$270

A $0.2 million reserve was established as of December 31, 2019 and no reserve was established as of December 31, 2018 for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$1,277	$1,094
State taxes	152	77
Reserves and allowances	1,988	1,187
Other accruals	4,974	3,795
Foreign tax credit	19	26
Lease liability	271	—
Net operating loss carry forward	12,091	39,996
Charitable contributions	57	38
Total deferred tax assets	20,829	46,213
Less: valuation allowance	(153)	(652)
Net deferred tax assets	20,676	45,561

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(118,595)	(133,453)
Inventory	(2,350)	—
Right of use liability	(6,900)	—
Other deferred tax assets (liabilities)	(4,198)	(2,365)
Net deferred tax liabilities	(132,043)	(135,818)

Other comprehensive loss deferred tax liability	949	(28)

Net deferred tax liabilities	$(110,418)	$(90,285)

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $55.8 million for federal tax purposes and $0.4 million (tax effected) for state tax purposes. The federal net operating loss carry forwards will expire at various times from 2023 to 2037 and the state net operating loss carry forwards will expire at various times from 2020 to 2038. There is a $0.2 million valuation allowance for net operating losses in California that expire between 2021 and 2038. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2003-2019, respectively.
9. Fair Value Measurements
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

•
Notes receivable: The carrying amount of the Company's outstanding balance on its Notes receivable as of December 31, 2019 and 2018 was estimated to have a fair value of approximately $39.7 million and $0.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2019 and 2018 was estimated to have a fair value of approximately $1,262.6 million and $1,348.1 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2019 and 2018, the Company measured the fair value of its interest rate based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value representing a $1.7 million net liability and a net asset of $1.7 million as of December 31, 2019 and 2018, respectively. In 2019 and 2018, $0.7 million and $0.4 million, respectively, was realized through the income statement as an adjustment to interest expense.
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

	Total Losses
	Years Ended December 31,
	2019	2018
	(in thousands)
Equipment held for lease	$18,132	$8,893
Equipment held for sale	88	1,758
Total	$18,220	$10,651

Write-downs of equipment to their estimated fair values totaled $18.2 million for the year ended December 31, 2019 which included write-downs of $11.8 million due to a management decision to monetize eleven engines either by sale to a third party or for part-out and $6.4 million for the adjustment of the carrying value of seven impaired engines. As of December 31, 2019, $37.8 million book value for 16 of these engines remains within equipment held for operating lease, equipment held for sale and spare parts inventory.
Write-downs of equipment to their estimated fair values totaled $10.7 million for the year ended December 31, 2018 which included write-downs of $8.9 million for the adjustment of the carrying value of seven impaired engines and $1.8 million in third party consignment write-downs. As of December 31, 2018, included within equipment held for lease and equipment held for sale, was $18.3 million in remaining book values of six engines and six airframe parts packages.
10. Earnings Per Share
Basic earnings per common share is computed by dividing net income, less preferred stock dividends and accretion of preferred stock issuance costs, by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the vesting of restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

There were no anti-dilutive shares included in the computations of diluted weighted average earnings per common share for the year ended December 31, 2019. The computations of diluted weighted average earnings per common share do not include approximately 400 restricted shares for the year ended December 31, 2018 as the effect of their inclusion would have been anti-dilutive to earnings per share.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income attributable to common shareholders	$63,588	$39,898

Basic weighted average common shares outstanding	5,836	5,915
Potentially dilutive common shares	222	131
Diluted weighted average common shares outstanding	6,058	6,046

Basic weighted average earnings per common share	$10.90	$6.75
Diluted weighted average earnings per common share	$10.50	$6.60

11. Commitments, Contingencies, Guarantees and Indemnities
Other obligations
Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2019, the Company had $459.3 million in purchase commitments of equipment that will be satisfied within four fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction.
12. Equity
Common Stock Repurchase
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During 2019, the Company repurchased 72,324 shares of common stock for approximately $3.6 million under the plan, at a weighted average price of $49.29 per share. During 2018, the Company repurchased 471,595 shares of common stock for approximately $16.2 million under the plan, at a weighted average price of $34.36 per share. At December 31, 2019, approximately $56.4 million is available to purchase shares under the plan.
Redeemable Preferred Stock
In October 2016, the Company sold and issued to Development Bank of Japan Inc. (“DBJ”) an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting investor fees were $19.8 million.
In September 2017, the Company sold and issued to DBJ an aggregate of 1,500,000 shares of the Company’s 6.5% Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting issuance costs were $29.7 million.
The rights and privileges of the Preferred Stock are described below:
Voting Rights: Holders of the Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2019 and 2018, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
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
13. Stock-Based Compensation Plans
The components of stock compensation expense were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
2007 Stock Incentive Plan	$4,584	$5,353
2018 Stock Incentive Plan	3,117	—
Employee Stock Purchase Plan	86	57
Total Stock Compensation Expense	$7,787	$5,410

The significant stock compensation plans are described below.
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of December 31, 2019, there are no stock options outstanding under the 2007 Plan.
The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.
As of December 31, 2019, the Company has granted 279,400 RSAs under the 2018 Plan and has 615,196 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans for the years ended December 31, 2019 and 2018:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value (in thousands)
Balance as of December 31, 2017	328,122	$23.49	$7,707
Shares granted	270,454	33.91	9,172
Shares forfeited	(9,900)	32.06	(317)
Shares vested	(170,786)	22.25	(3,799)
Balance as of December 31, 2018	417,890	30.54	12,763
Shares granted	279,400	42.28	11,813
Shares forfeited	(3,866)	30.43	(118)
Shares vested	(187,957)	28.74	(5,402)
Balance as of December 31, 2019	505,467	$37.70	$19,056

At December 31, 2019 the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of 1.7 years totaled $12.6 million. At December 31, 2019, the intrinsic value of unvested RSAs was $29.8 million.
Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2019 and 2018, 13,193 and 11,132 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase. The weighted average per share fair value of the employee’s purchase rights under the Purchase Plan for the rights granted was $23.20 and  $9.42 for 2019 and 2018, respectively.
14. Employee 401(k) Plan
The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the United States. In 2019, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $19,000 (or $25,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $12,500 per employee in 2019. The Company match totaled $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

15. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data).

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$103,769	$95,797	$120,366	$89,228	$409,160
Net income attributable to common shareholders	$20,056	$16,144	$23,232	$4,156	$63,588
Basic earnings per common share	$3.47	$2.75	$3.97	$0.71	$10.90
Diluted earnings per common share	$3.35	$2.66	$3.81	$0.68	$10.50

Basic weighted average common shares outstanding	5,779	5,866	5,847	5,850	5,836
Diluted weighted average common shares outstanding	5,978	6,061	6,094	6,099	6,058

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$70,497	$78,702	$80,958	$118,190	$348,347
Net income attributable to common shareholders	$6,261	$7,528	$8,834	$17,274	$39,898
Basic earnings per common share	$1.03	$1.28	$1.50	$2.99	$6.75
Diluted earnings per common share	$1.00	$1.26	$1.47	$2.91	$6.60

Basic weighted average common shares outstanding	6,104	5,878	5,900	5,782	5,915
Diluted weighted average common shares outstanding	6,256	5,991	6,004	5,939	6,046

16. Related Party Transactions
Stock Buybacks
On September 12, 2018, in a transaction approved by a Special Committee of the Board of Directors, the Company purchased 88,000 shares of common stock directly from the Company’s Chief Executive Officer, Charles F. Willis. The agreed and paid price per share was $34.2972, the volume weighted average price on September 12, 2018.
Joint Ventures
“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.9 million and $2.6 million during the years ended December 31, 2019 and 2018, respectively, related to the servicing of engines for the WMES lease portfolio. During 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary of the Company, for $2.6 million. During 2018, the Company sold two engines and one aircraft to WMES for $30.7 million.
There were no aircraft or engine sales to CASC Willis during 2019 or 2018.
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
During 2019 and 2018, the Company paid approximately $36,000 and $44,000, respectively, of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer retains an ownership interest.  These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.

17. Reportable Segments
The Company has two reportable business segments: (i) Leasing and Related Operations which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines and other aircraft equipment and the selective purchase and resale of commercial aircraft engines and other aircraft equipment and other related businesses and (ii) Spare Parts Sales which involves the purchase and resale of after-market engine parts, whole engines, engine modules and portable aircraft components.
The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.
The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$190,690	$—	$—	$190,690
Maintenance reserve revenue	108,998	—	—	108,998
Spare parts and equipment sales	18,684	55,967	—	74,651
Gain on sale of leased equipment	20,044	—	—	20,044
Other revenue	14,738	277	(238)	14,777
Total revenue	353,154	56,244	(238)	409,160

Expenses:
Depreciation and amortization expense	86,159	77	—	86,236
Cost of spare parts and equipment sales	15,241	47,406	—	62,647
Write-down of equipment	18,220	—	—	18,220
General and administrative	81,302	5,221	—	86,523
Technical expense	8,122	—	—	8,122
Net finance costs:
Interest expense	66,889	—	—	66,889
Loss on debt extinguishment	220	—	—	220
Total finance costs	67,109	—	—	67,109
Total expenses	276,153	52,704	—	328,857
Earnings from operations	$77,001	$3,540	$(238)	$80,303

For the Year ended December 31, 2018	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$175,609	$—	$—	$175,609
Maintenance reserve revenue	87,009	—	—	87,009
Spare parts and equipment sales	30,122	41,019	—	71,141
Gain on sale of leased equipment	6,944	—	—	6,944
Other revenue	7,579	1,727	(1,662)	7,644
Total revenue	307,263	42,746	(1,662)	348,347

Expenses:
Depreciation and amortization expense	76,502	312	—	76,814
Cost of spare parts and equipment sales	28,290	32,735	—	61,025
Write-down of equipment	10,651	—	—	10,651
General and administrative	67,608	4,413	—	72,021
Technical expense	11,142	—	—	11,142
Interest expense	64,220	—	—	64,220
Total expenses	258,413	37,460	—	295,873
Earnings from operations	$48,850	$5,286	$(1,662)	$52,474
________________________

(1)	Represents revenue generated between our operating segments.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2019	$1,898,313	$42,295	$—	$1,940,608
Total assets as of December 31, 2018	$1,882,860	$52,083	$—	$1,934,943

18. Subsequent Events
WEST V Securitization
On March 3, 2020, the Company renamed its wholly owned subsidiary, WEST II, to Willis Engine Structured Trust V (“WEST V”) and issued $366.2 million in aggregate principal amount of fixed rate notes (the “WEST V Notes”). The WEST V Notes consist of three series; Series A Notes in an aggregate principal amount of $303.0 million bearing a 3.228% fixed rate coupon issued at a price of 99.99859% of par, Series B Notes in an aggregate principal amount of $42.1 million bearing a 4.212% fixed rate coupon issued at a price of 99.99493% of par, and Series C Notes in an aggregate principal amount of $21.1 million bearing a 6.6657% fixed rate coupon issued at a price of 99.99918% of par. The WEST V Notes will be secured by, among other things, WEST V’s direct and indirect interests in a portfolio of 54 aircraft engines and three airframes.

The net proceeds of the WEST V Notes will be primarily applied to (i) repay in full the aggregate principal amount of outstanding Class 2012-A Fixed Rate Term Notes issued by WEST II and pay any accrued and unpaid interest thereon, (ii) pay fees and expenses related to the issuance of the WEST V Notes, (iii) pay WLFC periodically over a 270-day delivery period as consideration for the aircraft engines and the airframes acquired by WEST V from WLFC in connection with the financing and (iv) make a distribution to WLFC with some or all of the excess proceeds, to the extent any excess proceeds remain after giving effect to the foregoing. The Company will apply any net proceeds it receives for general corporate purposes.

WILLIS LEASE FINANCE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT
Condensed Balance Sheets
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,187	$5,302
Equipment held for operating lease, less accumulated depreciation	612,808	618,167
Maintenance rights	—	3,296
Equipment held for sale	120	701
Receivables, net of allowances	3,015	3,468
Spare parts inventory	3,466	483
Due from affiliates, net	5,410	14,877
Deferred income taxes	5,607	13,896
Investments	57,936	47,941
Investment in subsidiaries	156,664	141,792
Property, equipment & furnishings, less accumulated depreciation	15,998	15,077
Intangible assets, net	271	271
Notes receivable	38,145	238
Prepaid deposits	9,134	1,383
Other assets, net	13,398	10,528
Total assets	$923,159	$877,420

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$33,182	$27,128
Due to affiliates, net	62,170	40,187
Debt obligations	400,725	434,053
Maintenance reserves	18,464	27,329
Security deposits	6,399	10,692
Unearned revenue	2,243	1,690
Total liabilities	523,183	541,079

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2019 and 2018, respectively)	49,638	49,554

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,356 and 6,176 shares issued and outstanding at December 31, 2019 and 2018, respectively)	64	62
Paid-in capital in excess of par	4,557	—
Retained earnings	348,965	286,623
Accumulated other comprehensive (loss) income, net of income tax benefit	(3,248)	102
Total shareholders’ equity	350,338	286,787
Total liabilities, redeemable preferred stock and shareholders' equity	$923,159	$877,420
The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT
Condensed Statements of Income
(In thousands)

	Years Ended December 31,
	2019	2018
REVENUE
Lease rent revenue	$64,566	$70,269
Maintenance reserve revenue	48,500	27,407
Spare parts and equipment sales	18,561	35,388
Gain on sale of leased equipment	12,269	6,183
Other revenue	29,644	13,624
Total revenue	173,540	152,871

EXPENSES
Depreciation and amortization expense	30,934	34,795
Cost of spare parts and equipment sales	17,108	32,331
Write-down of equipment	4,425	2,567
General and administrative	71,522	52,896
Technical expense	8,294	9,858
Net finance costs	18,898	25,210
Total expenses	151,181	157,657

Earnings from operations	22,359	(4,786)
Earnings from joint ventures	8,578	3,800
Income before income taxes	30,937	(986)
Income tax expense (benefit)	9,456	(280)
Equity in income of subsidiaries, net of tax of $12,504 and $13,323 at December 31, 2019 and 2018, respectively	45,441	43,937
Net income	66,922	43,231
Preferred stock dividends	3,250	3,250
Accretion of preferred stock issuance costs	84	83
Net income attributable to common shareholders	$63,588	$39,898
The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
SCHEDULE I —CONDENSED FINANCIAL INFORMATION OF PARENT
Condensed Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2019	2018
Net income	$66,922	$43,231

Other comprehensive loss:
Currency translation adjustment	(222)	(770)
Unrealized (loss) gain on derivative instruments	(3,331)	533
Unrealized loss on derivative instruments at joint venture	(774)	—
Net loss recognized in other comprehensive income	(4,327)	(237)
Tax benefit related to items of other comprehensive income	977	54
Other comprehensive loss	(3,350)	(183)
Total comprehensive income	$63,572	$43,048
The accompanying note is an integral part of the Consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT
Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$66,922	$43,231
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(45,441)	(43,937)
Depreciation expense	30,934	34,795
Write-down of equipment	4,425	2,567
Stock-based compensation expenses	7,787	5,410
Amortization of deferred costs	2,748	3,324
Allowances and provisions	(365)	439
Gain on sale of leased equipment	(12,269)	(6,183)
Income from joint ventures	(8,578)	(3,800)
Loss on debt extinguishment	220	—
Loss on disposal of property, equipment and furnishings	19	41
Deferred income taxes	9,554	(434)
Changes in assets and liabilities:
Receivables	818	4,073
Distributions received from joint ventures	3,300	5,730
Inventory	8,195	7,320
Other assets	(3,640)	(3,983)
Accounts payable and accrued expenses	2,946	19,459
Due to / from subsidiaries	31,449	41,449
Maintenance reserves	(6,062)	(9,500)
Security deposits	(123)	(6,773)
Unearned revenue	553	(3,034)
Net cash provided by operating activities	93,392	90,194

Cash flows from investing activities:
Increase in investment in subsidiaries	—	(9,104)
Distributions received from subsidiaries	32,066	388,910
Proceeds from sale of equipment (net of selling expenses)	145,117	48,049
Issuance of notes receivable	(42,857)	—
Payments received on notes receivable	4,950	—
Capital contributions to joint ventures	(5,713)	—
Purchase of equipment held for operating lease and for sale	(184,505)	(417,857)
Purchase of property, equipment and furnishings	(2,607)	(1,104)
Net cash (used in) provided by investing activities	(53,549)	8,894

Cash flows from financing activities:
Proceeds from issuance of debt obligations	332,000	386,000
Debt issuance cost	(3,142)	—
Principal payments on debt obligations	(363,813)	(462,119)
Interest bearing security deposits	(1,046)	—
Proceeds from shares issued under stock compensation plans	335	245
Repurchase of common stock	(3,567)	(16,136)
Preferred stock dividends	(3,250)	(3,348)
Cancellation of restricted stock units in satisfaction of withholding tax	(1,475)	(1,288)
Net cash used in financing activities	(43,958)	(96,646)

(Decrease)/Increase in cash and cash equivalents	(4,115)	2,442
Cash and cash equivalents at beginning of period	5,302	2,860
Cash and cash equivalents at end of period	$1,187	$5,302
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$17,891	$23,525
Income Taxes	$(341)	$795
Supplemental disclosures of non-cash investing and financing activities:
Engines and equipment transferred to the subsidiaries from the parent	$—	$42,456
Transfers from Equipment held for lease to Equipment held for sale	$6,681	$—
Transfers from Equipment held for sale to Spare parts inventory	$13,805	$26,387
Accrued preferred stock dividends	$686	$686
Accretion of preferred stock issuance costs	$84	$83

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

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2018
Accounts receivable, allowance for doubtful accounts	$949	$1,610	$—	$2,559
Deferred tax valuation allowance	$806	$(154)	$—	$652
Year Ended December 31, 2019
Accounts receivable, allowance for doubtful accounts	$2,559	$(829)	$—	$1,730
Deferred tax valuation allowance	$652	$(499)	$—	$153
Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.