Form 10-K/A
period 2019-12-31
WILLIS LEASE FINANCE CORP
filed 2020-04-29
CIK 1018164

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
The number of shares of the registrant’s Common Stock outstanding as of April 15, 2020 was 6,023,011.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WILLIS LEASE FINANCE CORPORATION
2019 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our annual report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
In addition, we have filed the following exhibits herewith:

•	31.3 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•	31.4 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on March 12, 2020.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of five directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate one Class I director for election at our 2020 annual meeting of stockholders. The terms of office of directors in Class II and Class III do not expire until the annual meetings of stockholders held in 2021 and 2022, respectively. The members of our board of directors are identified below, along with their ages at April 2, 2020 and other information.

Biographical Information
	Director Since	Age
Class I Director:
Robert T. Morris	2006	71
Class II Directors:
Robert J. Keady	2015	69
Austin C. Willis	2008	39
Class III Directors:
Charles F. Willis, IV	1985	71
Hans Joerg Hunziker	2006	70

Principal Occupations, Background and Qualifications of Directors

Class I Director:
Robert T. Morris

Director Since: 2006 Independent
Robert T. Morris was elected to the Board in October 2006. He is currently President of Robert Morris & Company, a company he founded in 1992. Mr. Morris joined Union Bank of California Leasing in 2004 to establish an innovative equipment leasing group, and served as its President through March 2007. Prior to joining Union Bank of California Leasing, he was a consultant to more than 25 commercial banks for their equipment leasing operations over a 12 year period. He has also worked for Bank of San Francisco, Bank of Montreal and GATX Leasing Corporation. Mr. Morris holds a master’s degree from the American Graduate School of International Management and a Bachelor of Arts Degree from the University of Denver with majors in Economics, Political Science and History.

Mr. Morris brings to the Board considerable expertise in the aviation equipment leasing industry, with a focus on finance and risk evaluation.

Class II Directors:
Robert J. Keady

Director Since: 2015 Independent
Robert J. Keady was elected to the Board in February 2015. Mr. Keady founded and currently serves as the President of Eastern Aviation Consulting Group, LLC, a company that provides consulting services for several aerospace and aviation firms. Prior to Eastern Aviation Consulting Group, LLC, Mr. Keady spent 33 years at Pratt & Whitney Commercial Engines, where he served as Vice President, Business Development & Marketing, as well as in numerous other senior management positions. Eastern Aviation Consulting Group’s client list has included major aviation manufacturers as well as a diverse client base of maintenance, repair and operations companies and services providers. Mr. Keady received his BA in Sociology from the University of Notre Dame and a Master of Science in Management from Purdue University.

Mr. Keady brings to the Board an in-depth understanding of and experience in the engine, airline, lessor and MRO industries.

Austin C. Willis

Director Since: 2008 Senior Vice President, Corporate Development
Austin C. Willis was elected to the Board in December 2008. Mr. Willis was the founder of J.T. Power LLC, a privately held company engaged in the business of selling commercial jet turbine engine parts and leasing commercial aircraft. He served as J.T. Power’s President from its founding in 2004 until 2012, when day-to-day management as President of J.T. Power was transitioned to another individual, with Mr. Willis continuing as Chief Executive Officer. This transition was implemented to facilitate Mr. Willis’ enlistment in the U.S. armed forces in 2012, which enlistment the Board fully supported. In addition to his duties with J.T. Power and the U.S. armed forces, Mr. Willis has invested in commercial real estate in south Florida since 2013. Since 2006, Mr. Willis also owned and served as Chief Executive Officer of Aviation Management LLC, an aviation consulting firm, which Mr. Willis sold in 2014. From February 2016 until his deployment by the Special Forces of the U.S. Army in July 2016, Mr. Willis served as the Company’s Senior Vice President, Corporate Development, a position he resumed upon his return in April 2017. Mr. Willis holds a bachelor’s degree from the London School of Economics and Political Science, where he studied finance and industrial relations. He is the son of Charles F. Willis, IV.

Mr. Willis brings to the Board familiarity with the aviation industry generally, with a focus on the after‑market disposition of the aircraft engines and parts that comprise the Company’s engine portfolio.

Class III Directors:
Charles F. Willis, IV

Director Since: 1985 CEO and Chairman of the Board
Charles F. Willis, IV is the founder of Willis Lease, has served as Chief Executive Officer and a Director since our incorporation in 1985, served as President until July 2011, and has served as Chairman of the Board of Directors since 1996. Mr. Willis has over 45 years of experience in the aviation industry. From 1975 to 1985, Mr. Willis served as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry. During 1974, Mr. Willis operated a small business not involved in the aviation industry. From 1972 through 1973, Mr. Willis was Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier. From 1965 through 1972, he held various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments.

As our founder and Chief Executive Officer, Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.

Hans Joerg Hunziker

Director Since: 2006 Independent
Hans Joerg Hunziker previously served as one of our Directors from November 2000 until July 1, 2003. He was elected a Class II Director at the 2006 Annual Meeting. Since 2002, Mr. Hunziker has been the owner and CEO of AllJets AG (formerly known as HLF Aviation GmbH and Hunziker Lease & Finance), a company he founded in Switzerland that offers independent business consulting services to the aviation industry. From 1998 to 2002, he was the President and Chief Executive Officer of Flightlease AG Ltd., a public company involved in aircraft leasing as a subsidiary of SAirGroup whose headquarters are in Zurich, Switzerland. From 1996 to 1998, he was the Chief Financial Officer of SAirServices Ltd., a group of companies including aircraft maintenance and overhaul, ground handling services, information technology and real estate. From 1991 to 1996, he was Chief Financial Officer of Swissair Associated Companies Ltd., a group of 150 companies, primarily in the hotel, catering (Gate Gourmet) and trading business. Mr. Hunziker holds a master’s degree in Economics and Business Administration from the University of Zurich. He also received the equivalent of a doctoral degree from the University of Zurich, after successful completion of his thesis on Strategic Planning in the Airline Industry. In addition to previously serving as a Director of Willis Lease, he was Member and later Chairman of the Board of SRTechnics Group AG, Zürich.

Mr. Hunziker brings to the Board a high level of financial sophistication, broad international exposure and significant experience in commercial aviation and the aviation equipment leasing industry.

EXECUTIVE OFFICERS OF THE COMPANY
Our current executive officers and their respective ages as of April 2, 2020 were as listed below.

Name	Age	Positions and Offices
Charles F. Willis, IV*	71	Chief Executive Officer
Brian R. Hole	42	President
Scott B. Flaherty	54	Senior Vice President and Chief Financial Officer
Dean M. Poulakidas	51	Senior Vice President, General Counsel and Corporate Secretary
Austin C. Willis*	39	Senior Vice President, Corporate Development
*See business experience background under “Board of Directors -- Principal Occupations, Background and Qualifications of Directors” above.

Brian R. Hole

President
Brian R. Hole joined Willis Lease in August 2014 and was promoted to President on April 1, 2016. Prior to his appointment as President, he served as Senior Vice President & Chief Investment Officer. Formerly, Mr. Hole was Owner and President of Aviation Opportunity Management LLC, where he advised bank, private equity and alternative investment funds regarding investment in large commercial aircraft and engines. Prior to starting his own business, from 2008 to 2012, Mr. Hole served as an attorney for United Technologies Corporation, Pratt & Whitney Division, where he worked with the Commercial Engines Group in assisting with the next generation product family of engines, and specifically, on the partnership for the PW1100G engine on the Airbus A320neo family of aircraft and at IAE International Aero Engines, where he structured and negotiated engine sales and aftermarket programs as well as spare engine and aircraft financings. Mr. Hole earned his undergraduate degree from Georgetown University and a law degree, with high honors, from the University of Connecticut School of Law.

Scott B. Flaherty

Senior Vice President, Chief Financial Officer
Scott B. Flaherty joined Willis Lease in June 2016 and serves as our Senior Vice President and Chief Financial Officer. Prior to joining Willis Lease, Mr. Flaherty was Senior Vice President of Finance and Chief Financial Officer at Colt Defense LLC from 2009 until April of 2016. Prior to Colt Defense LLC, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group, for various industries. Mr. Flaherty also was an investment banker at Credit Suisse First Boston. He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation for eight years. Mr. Flaherty earned his undergraduate degree from Worcester Polytechnic Institute and an MBA from the Leonard N. Stern School of Business at New York University.

Dean M. Poulakidas

Senior Vice President, General Counsel and Corporate Secretary
Dean M. Poulakidas joined Willis Lease in September 2011 and currently serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to his appointment as General Counsel, he served as Senior Counsel until March 31, 2013. Formerly, Mr. Poulakidas was Vice President and Corporate Counsel with International Lease Finance Corporation (ILFC), where he managed a wide variety of aviation transactions working with airlines, manufacturers, purchasers, financiers, service providers and aviation authorities in many jurisdictions. Prior to ILFC, he was a corporate attorney at Pillsbury Madison & Sutro, where his transactional experience included international and domestic joint ventures, mergers and acquisitions. Mr. Poulakidas earned his undergraduate degree from the University of California at Los Angeles, his masters degree from Columbia University and his law degree from the University of California’s Hastings College of the Law.

CODE OF CONDUCT
We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is filed in Exhibit 14.1 and is also available on our website at www.willislease.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address and location specified above.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Nasdaq’s listing rules require that our Audit Committee be composed of at least three independent Directors who currently are: Directors Robert T. Morris (Chair), Hans Joerg Hunziker and Robert J. Keady. All members of the Audit Committee are able to read and understand financial statements. Mr. Morris also qualifies as an audit committee financial expert, as defined by the SEC, and is financially sophisticated as required by the Nasdaq listing standards.
ITEM 11.     EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2019 and 2018. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2019, were

•Charles F. Willis, IV, our Chief Executive Officer and Director (our “CEO”);
•Brian R. Hole, our President (our “President”); and
•Scott B. Flaherty, our Senior Vice President and Chief Financial Officer (our “CFO”).

We refer to these individuals as our “NEOs.”

COMPENSATION TABLES

The following table sets forth certain information with respect to the compensation of our CEO and the two most highly compensated executive officers other than our CEO, based on total compensation for their services with us in all capacities.

Summary Compensation Table for Fiscal Year 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles F. Willis, IV Chief Executive Officer	2019	1,050,000	—	5,794,620	—	3,580,231	259,287 (2)	10,684,138
	2018	1,050,000	—	4,113,600	—	2,478,252	390,082	8,031,934
Brian R. Hole President	2019	435,750	—	1,070,745	—	1,262,926	19,556 (3)	2,788,977
	2018	435,750	—	822,720	—	874,203	15,344	2,148,017
Scott B. Flaherty Senior Vice President and Chief Financial Officer	2019	391,125	—	755,820	—	666,818	164,214(4)	1,977,977
	2018	391,125	—	908,420	—	461,574	391,478	2,152,597

(1)
The amounts in this column represent the grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 as discussed in Note 13 - Stock-Based Compensation Plans - in our annual report on Form 10-K for the fiscal year 2019 filed with the SEC. Such amounts reflect equity awards granted in 2019 with respect to achievement of 2018 performance goals. This column does not include the grant date fair value of $2,850,000, $560,625 and $397,500 for restricted stock awards granted in April 2020 to Messrs. Willis, Hole and Flaherty, respectively, subject to time-based vesting conditions, due to achievement of 2019 performance goals. See "2020 Equity Awards” below for more information about those awards.

(2)
Includes (i) a 401(k) matching contribution in the amount of $12,500, (ii) $3,168 for the allocated cost of Mr. Charles Willis’ participation in a group life, disability and accidental death and dismemberment policy that covers certain of the Company’s executive officers, and the following perquisites:

•	$20,734 for spousal travel. This amount is based on the actual cost to the Company

•	$162 for personal use of a company car. This amount was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use).

•	$113,361 moving reimbursements benefits paid to or on behalf of Mr. Charles Willis in connection with his relocation to the United Kingdom.

•	$109,362 for tax reimbursements with respect to the items listed above.

•	In addition, Mr. Charles Willis had guests accompany him on the Company’s plane on business trips during 2019, with no or de minimis incremental costs.

(3)
Includes (i) a 401(k) matching contribution in the amount of $9,500, (ii) $2,511 for the allocated cost of Mr. Hole’s participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company’s executive officers, (iii) $5,174 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use), and (iv) $2,371 for personal use of a Company club membership (based on personal usage).

(4)
Includes (i) a 401(k) matching contribution in the amount of $12,500, (ii) $2,258 for the allocated cost of Mr. Flaherty’s participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company’s executive officers, (iii) $5,445 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use), and (iv) $144,011 for the one-time costs associated with a club membership and personal use of such membership.

2019 Incentive Plan
The Compensation Committee established an incentive plan for 2019 based upon both the performance of the Company’s various business areas in relation to applicable bonus performance metrics and the Company’s actual pre-bonus, pre-tax income. The bonus pool was established at 15% of pre-bonus, pre-tax earnings. Under the incentive plan, participants were entitled to 70% based on the achievement of Company and relevant business performance targets and to 30% based on an assessment of each individual’s contributions. Participation in the incentive pool is based upon a NEO’s target bonus amount (which was 100%, 85% and 50% of the annual base salary of Messrs. Willis, Hole and Flaherty, respectively) as a percentage of the aggregate target bonus amount of the Company’s employee base and the overall incentive pool. No cash incentives would have been paid under the plan if the Company did not achieve either 70% of budgeted full year pre-bonus, pre-tax income of $68.2 million or $28.5 million of first half of the year EBT. The amounts earned by the NEOs under the Company’s 2019 incentive plan are set forth under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
2019 Equity Awards
The Compensation Committee established an equity award grant structure which awards a combination of time-based vesting restricted stock and target performance shares. Each NEO was eligible to be granted a range of performance shares based on achievement of a minimum, target or maximum goal. For the awards to be issued in early 2019, the Committee determined that the performance shares for the NEOs other than the CEO would be based on pre-tax return on average assets (income before taxes, as adjusted for non-budgeted and unusual items, divided by average adjusted assets over the period) for the one-year period ending December 31, 2018. For these NEOs, if the Company’s adjusted pre-tax return on average assets for fiscal year 2018 achieved 2.1%, 2.6% or 3.1%, each NEO would receive 50%, 100% or 200% of their target number of performance shares. Our fiscal year 2018 adjusted pre-tax return on average assets exceeded 3.1%. Our CEO’s performance shares provided that if the Company’s stock price achieved a 5%, 10% or 15% annual growth over a base price set as of December 31, 2016 of $17.60 per share, the CEO would receive 50%, 100% or 200% of his target number of performance shares. Our year ending stock price was $34.60, which reflects a 97% increase over the base price.
Once granted, performance shares are subject to additional vesting over a three year period. As a result of the Company’s performance on the two measures, the Compensation Committee approved granting of the maximum number of performance shares which occurred April 1, 2019:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2019
Charles F. Willis, IV	66,000	36,000	72,000	138,000
Brian R. Hole	8,500	8,500	17,000	25,500
Scott B. Flaherty	6,000	6,000	12,000	18,000

2020 Equity Awards
The Compensation Committee established an equity award grant structure which awards a combination of time-based vesting restricted stock and target performance shares. Each NEO was eligible to be granted a range of performance shares based on achievement of a minimum, target or maximum goal. For the awards to be issued in early 2020, the Committee determined that a portion of the performance shares for the NEOs would be based on pre-tax return on average assets (income before taxes, as adjusted for non-budgeted and unusual items, divided by average adjusted assets over the period) for the one-year period ending December 31, 2019. If the Company’s adjusted pre-tax return on average assets for fiscal year 2019 achieved 2.1%, 2.6% or 3.1%, each NEO would receive 50%, 100% or 200% of their target number of related performance shares. Our fiscal year 2019 adjusted pre-tax return on average assets exceeded 3.1%. In addition, a portion of each NEOs performance shares would be based upon 2019 stock price performance with target stock price goals of $38.15, $40.0 and $41.87 which if attained at year-end 2019 or at an average closing price through the fourth quarter of 2019 each NEO would receive 50%, 100% or 200% of their target number of related performance shares respectively. The company’s share price was in excess of $41.87 at year-end 2019.

Once granted, performance shares related to the achievement of ROA targets are subject to additional vesting over a three year period and those related to achieving share price targets are subject to a one year vesting. As a result of the Company’s performance on the two measures, the Compensation Committee approved granting of the maximum number of performance shares which occurred April 1, 2020:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2020
Charles F. Willis, IV	44,000	54,000	108,000	152,000
Brian R. Hole	7,500	11,200	22,400	29,900
Scott B. Flaherty	5,200	8,000	16,000	21,200

Outstanding Equity Awards at Fiscal 2019 Year‑End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Charles F. Willis, IV	—	—	—	3/17/2017	32,666	(1)	$1,904,754
	—	—	—	4/1/2018	80,000	(1)	$4,664,800
	—	—	—	4/1/2019	138,000	(1)	$8,046,780

Brian R. Hole	—	—	—	3/17/2017	7,500	(1)	$437,325
	—	—	—	4/1/2018	15,999	(1)	$932,302
				4/1/2019	25,500	(1)	$1,486,905

Scott B. Flaherty	—	—	—	3/17/2017	5,000	(1)	$291,550
	—	—	—	3/30/2018	6,666	(1)	$388,694
	—	—	—	4/1/2018	10,999	(1)	$641,352
	—	—	—	4/1/2019	18,000	(1)	$1,049,580

(1)	Shares of restricted stock vest in three equal annual installments on each anniversary of the grant date. The number listed reflects the remaining number of shares to vest over the remaining period.

Employment Agreements and Severance Payments

Employment agreements have been entered into with Messrs. Charles Willis, Hole and Flaherty. These agreements provide for base salary (subject to increase but not decrease unless part of a salary reduction program affecting all senior executive officers), bonus compensation (as described above) and certain benefits. As described in detail below, the employment contracts specify certain severance benefits to be paid in the event of an involuntary termination.

Employment contracts for Messrs. Charles Willis, Hole and Flaherty specify certain severance benefits to be paid in the event of an “Involuntary Termination” (i.e., termination of employment by the Company without cause or resignation by the employee for good reason) and, in the case of Messrs. Hole and Flaherty, specified severance benefits in the event of an Involuntary Termination within 18 months following a change of control (a “Change of Control Termination”).

The maximum of these benefits payable to Mr. Charles Willis would represent (i) three times his base salary, plus (ii) a prorated portion of his annual incentives accrued during the year of termination, plus (iii) three times the average annual incentives he earned during the three years prior to his Involuntary Termination, plus (iv) distribution of unpaid deferred compensation, immediate vesting of all stock options and restricted stock, continued payment for three years for club memberships (if any) and financial, tax and estate planning, and continued coverage for three years under the Company’s employee group benefit plans. Additionally, in the event Mr. Charles Willis is terminated with less than the one year’s notice required by his contract, he is entitled to a lump sum payment equal to his annual base salary prorated for the portion of the year for which he did not receive notice. Upon a change of control, Mr. Charles Willis is entitled to immediate vesting of all stock options and restricted stock, whether or not his employment is terminated. In the event that Mr. Charles Willis voluntarily retires, he is entitled to purchase or assume the lease for his company car, to continued payment for his club memberships (if any) and financial planning services in accordance with his contract, and to continued coverage under the Company’s employee group benefit plans for one year following his retirement. As of November 2014, Mr. Charles Willis has no longer requested reimbursement for club memberships.

The maximum of these severance benefits payable to Mr. Hole would represent (i) six months of his base salary for an Involuntary Termination or one year’s salary for a Change of Control Termination, plus (ii) payment of any vested annual incentives due as of his termination for an Involuntary Termination or Change of Control Termination, plus (iii) only in the case of a Change of Control Termination, the average annual incentives he earned during the two years prior to his termination. In addition, he is entitled to immediate vesting of all stock options and restricted stock scheduled to vest during the two years following the termination date, and continued coverage under the Company’s employee group benefit plans for six months following an Involuntary Termination, or for one year following a Change of Control Termination. Additionally, in the event Mr. Hole is terminated with less than the six months’ notice required by his contract, he is entitled to a lump sum payment equal to six months of his annual base salary.

The maximum of these severance benefits payable to Mr. Flaherty would represent (i) six months of his base salary for an Involuntary Termination or one year’s base salary for a Change of Control Termination, plus (ii) payment of any vested annual incentives due as of his termination for an Involuntary Termination or Change of Control Termination, plus (iii) only in the case of a Change of Control Termination the average annual incentives he earned during the two years prior to his termination. In addition, he is entitled to immediate vesting of all stock options and restricted stock scheduled to vest during the two years following the termination date, and continued coverage under the Company’s employee group benefit plans for six months following an Involuntary Termination, or for one year following a Change of Control Termination. Additionally, in the event Mr. Flaherty is terminated with less than the one year’s notice required by his contract, he is entitled to a lump sum payment equal to six months of his annual base salary.

If any of these payments or benefits would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, as amended, and would be subject to the Excise Tax imposed by Section 4999 of the Internal Revenue Code, the employment contracts of each of Messrs. Charles Willis, Hole and Flaherty stipulate that payments to each of them will be reduced, to the extent necessary, so that no portion of the payments would be subject to the Excise Tax. This reduction shall only occur if the after‑tax net present value of the payments, as so reduced, is greater than or equal to the after‑tax present value of such payments without such reduction.

Other than as described above, if a NEO ceases to be employed by us because of his or her resignation or retirement (other than for reasons constituting a constructive termination under his or her employment agreement), no severance payments are owed by us.

Director Compensation

The following table summarizes compensation for 2019 by individual non-employee Directors.

Director Compensation for Fiscal Year Ended 2019

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hans Joerg Hunziker(3)	$205,054	$157,980	—	—	$363,034
Robert J. Keady	148,582	157,980	—	—	306,562
Robert T. Morris	148,582	157,980	—	—	306,562

(1)
Each Director received quarterly payments of $21,271 ($85,082 for the year). For services as chair of the Audit Committee and Compensation Committee, respectfully, Mr. Morris and Mr. Hunziker receive an additional $4,375 quarterly payment ($17,500 for the year). Mr. Keady also receives an additional $4,375 quarterly payment ($17,500 for the year) for his services as chair of independent committees of the Board. Each Director also received an additional payment of $46,000 for service on an independent committee established by the Board of Directors to review and negotiate a proposal from our Chief Executive Officer and other parties to acquire the Company pursuant to a merger.

(2)	The amounts in this column represent the grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)
The Compensation Committee agreed to allow the compensation of European Directors to be adjusted based on the rate in effect on their first election to the Board, effective January 1, 2008. This adjustment is paid in cash. Effective January 1, 2020, the restricted stock portion of the compensation of European Directors will no longer be adjusted and the cash portion of their compensation will be adjusted based on the U.S. dollar exchange rate as of December 31st for the prior year.

The unvested restricted stock held by each non-employee Director is as follows as of December 31, 2019: Mr. Hunziker, 3,000; Mr. Keady, 3,000; Mr. Morris, 3,000. Under the 2018 Plan, each non-employee Director who is to continue to serve as an independent Director is granted 3,000 shares of restricted stock. Each annual restricted stock grant vests in one installment on the recipients’ completion of one year of Board service, measured from the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2020 by: (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock; (ii) each Director; (iii) each officer listed in the Summary Compensation Table; and (iv) all Directors and Executive Officers as a group. Unless specified below, the mailing address for each individual, officer or Director is c/o Willis Lease Finance Corporation, 60 East Sir Francis Drake Boulevard, Suite 209, Larkspur, CA 94939. As of April 15, 2020, we had 6,570,164 shares of common stock, $0.01 par value, issued and outstanding.

	Common stock(1)
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Charles F. Willis, IV	3,066,230	(2)	46.67%
Austin C. Willis	526,276	(3)	8.01%
Brian R. Hole	94,799		1.44%
Scott B. Flaherty	89,243		1.36%
Robert J. Keady	23,529		*
Hans Joerg Hunziker	20,444		*
Robert T. Morris	7,688		*

All Directors and Executive Officers as a group (8 persons)	3,400,429		51.76%

Dimensional Fund Advisors LP	517,210	(4)	7.87%
Renaissance Technologies LLC	463,232	(5)	7.05%

*	Less than one percent of our outstanding common stock.

(1)
Except as indicated in the footnotes to this table, the stockholders named in the table are known to us to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. With respect to restricted stock, individuals have voting power or are expected to have voting power within 60 days of April 15, 2020, but not investment power before such restricted stock vests. Of the shares listed above for Messrs. Charles Willis, Austin Willis, Hole, Flaherty, Keady, Hunziker and Morris, 284,000 shares, 38,699 shares, 54,898 shares, 42,032 shares, 3,000 shares, 3,000 shares, and 3,000 shares, respectively, are unvested shares of restricted stock over which the respective stockholder has voting power but not investment power.

(2)
Includes 2,134,148 shares held by CFW Partners, L.P., a California limited partnership (“CFW Partners”), of which Charles F. Willis, IV, holds a one percent (1%) interest as sole general partner and an eighty percent (80%) interest as a limited partner. Austin C. Willis holds the remaining nineteen percent (19%) interest as a limited partner. Also includes (i) 4,318 shares held under an account in the name of Charlotte Montressor Willis, (ii) 584 shares held under an account in the name of Wylder Grace Willis 2016 Trust, and (iii) 817,402 shares held by Mr. Charles Willis in his individual capacity. (Pursuant to the Military Durable Power of Attorney dated August 24, 2012 and further discussed in Item 6 of the amendment to the 13D filed on August 28, 2013, Mr. Charles Willis has shared voting power and shared dispositive power with regard to the 109,778 shares held by Mr. Austin Willis and shared voting power with respect to the shares attributable to the 19% limited partnership interest in CFW Partners held by Mr. Austin Willis).

(3)
Consists of (i) 405,488 shares held by CFW Partners of which Mr. Austin Willis has a 19% interest as a limited partner, (ii) 109,778 shares held by Mr. Willis in his individual capacity, of which 50,000 shares are pledged, and (iii) the following shares held by trusts over which Mr. Austin Willis is a trustee: (a) 8,692 shares held under an account in the name of Charles F. Willis V 2016 Trust, (b) 250 shares held under an account in the name of Charles F. Willis V 2019 Trust, (c) 250 shares held under an account in the name of Wylder Grace Willis 2019 Trust, (d) 250 shares held under an account in the name of Rooster A. Willis 2019 Trust, (e) 584 shares held under an account in the name of Justin Y. Brown 2014 Trust, (f) 484 shares held under an account in the name of Phoebe W. Brown 2014 Trust, (g) 250 shares held under an account in the name of Justin Y. Brown 2019 Trust, and (h) 250 shares held under an account in the name of Phoebe W. Brown 2019 Trust. Of the total number of shares of which Mr. Austin Willis is deemed to have beneficial ownership, he has (i) sole voting and dispositive power over 11,010 shares, (ii) shared voting power over 515,266 shares, and (iii) shared dispositive power over 71,079 shares.

(4)
Based on Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 12, 2020. According to its Schedule 13G/A, Dimensional Fund Advisors LP reported having sole voting power over 515,113 shares and sole dispositive power over 517,210 shares. Dimensional Fund Advisors LP’s mailing address is Building One, 6300 Bee Cave Rd., Austin, TX 78746.

(5)
Based on Schedule 13G/A filed by Renaissance Technologies LLC (“RTC”) with the SEC on February 13, 2020. According to its Schedule 13G/A, RTC reported having sole voting power over 438,438 shares, sole dispositive power over 462,708 shares, and shared dispositive power over 524 shares and Renaissance Technologies Holding Corporation, as majority owner of RTC, has beneficial ownership of 463,232 shares beneficially owned by RTC. RTC's mailing address is 800 Third Avenue, New York, NY 10022.

Equity Compensation Plans
The information in Item 5 of our annual report on Form 10-K for the fiscal year 2019 regarding our equity compensation plans is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2018 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except as set forth below and for payments set forth under Item 11 above.

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

Policies and Procedures for Related-Party Transactions

The Board has adopted a formal policy governing the disclosure and approval of related party transactions. That policy is available on the Company’s website (www.willislease.com). Under this policy, the Audit Committee reviews material facts of all covered transactions that may require prior approval or ratification by the Audit Committee. A “covered transaction” includes, but is not limited to, any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships including indebtedness and guarantees of indebtedness in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (b) the Company is a participant, and (c) any related person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). This might include, but is not limited to, lease transactions, sale or purchase transactions, creditor/debtor transactions, guarantees or charitable contributions. The following includes types of transactions with related parties which have been pre-approved by the Audit Committee and therefore are not subject to Audit Committee review and approval, even if the amount exceeds $120,000:

•	Transactions involving competitive bids;

•
Any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed the greater of $1,000,000 and 2% of that company's total annual revenues;.

•
Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related party’s only relationship is as an employee or director if the aggregate does not exceed the greater of $100,000 and 2% of the charitable organizations’ total annual receipts;

•	Any transaction involving a related party made on the same or similar terms available to all Company employees;

•
Any transaction where the related person's interest arises solely from the ownership of the Company's common stock and all holders of the Company's common stock received the same benefit on a pro rata basis, such as the receipt of dividends.

•	Any employment by the Company of an executive officer of the Company if:

•
The related compensation is required to be reported in the Company's proxy statement under Item 402 of the Securities and Exchange Commission's (“SEC's”) compensation disclosure requirements (generally applicable to “named executive officers”) and the compensation has been approved by the Compensation Committee or Board or if the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company's proxy statement under Item 402 of the SEC's compensation disclosure requirements if the executive officer was a “named executive officer”, and the Company's Compensation Committee or Board approved such compensation; or

•
Any compensation paid to a director if the compensation is required to be reported in the Company's proxy statement under Item 402 of the SEC's compensation disclosure requirements and the compensation is approved by the Board or Audit Committee.

Independence of Directors

Hans Joerg Hunziker, Robert J. Keady and Robert T. Morris are independent Directors, as defined in the Nasdaq listing standards. The Board of Directors has an Audit Committee and a Compensation Committee, both currently comprised solely of independent Directors as defined by the Nasdaq listing standards. The Board does not have a nominating committee or committee performing the functions of such a committee. The Board has determined that the function of a nominating committee is adequately fulfilled by the independent Directors. As there is no such established committee, the Company has no nominating committee charter. The full Board of Directors participates in the consideration of any Director nominee.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to Willis Lease by KPMG

For the 2019 and 2018 fiscal years, fees for services provided by KPMG LLP to us were as follows:

	2019	2018
Audit Fees (1)	$1,557,511	$1,657,672
Audit Related Fees	—	160,000
Tax Fees (2)	69,300	43,697
	$1,626,811	$1,861,369

(1)
Audit fees billed to us by KPMG during the 2019 and 2018 fiscal years include the audit of our annual financial statements and quarterly reviews of financial statements included in our quarterly reports on Form 10-Q and our statutory audits.

(2)	Fees billed to us by KPMG during 2019 and 2018 for professional services rendered in providing international tax consulting services and tax compliance services.

All fees described above were approved by the Audit Committee. The Audit Committee requires that any services to be provided by our auditors must be approved in advance by the Audit Committee. If approval is required before the Committee can act, a single member of the Committee can approve an engagement, subject to ratification by the Committee at its next meeting. All services were pre-approved by the Committee or its Chair.

PART IV
ITEM 15.     EXHIBITS

The exhibits listed below are filed with the Form 10-K/A.

Exhibit Number	Description
31.3	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 29, 2020

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer