Form 10-Q
period 2020-03-31
WILLIS LEASE FINANCE CORP
filed 2020-05-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of May 4, 2020 was 6,023,011.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020, this quarterly report on Form 10-Q for the three months ended March 31, 2020, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$81,360	$6,720
Restricted cash	235,879	56,948
Equipment held for operating lease, less accumulated depreciation of $426,507 and $414,835 at March 31, 2020 and December 31, 2019, respectively	1,697,749	1,650,918
Maintenance rights	3,133	3,133
Equipment held for sale	50	120
Receivables, net of allowances of $1,898 and $1,730 at March 31, 2020 and December 31, 2019, respectively	31,123	24,059
Spare parts inventory	41,754	41,759
Investments	57,922	57,936
Property, equipment & furnishings, less accumulated depreciation of $9,373 and $8,666 at March 31, 2020 and December 31, 2019, respectively	32,283	31,520
Intangible assets, net	1,297	1,312
Notes receivable	115,853	38,145
Other assets	28,252	28,038
Total assets (1)	$2,326,655	$1,940,608

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$37,010	$45,648
Deferred income taxes	113,762	110,418
Debt obligations	1,626,206	1,251,006
Maintenance reserves	112,407	106,870
Security deposits	24,303	20,569
Unearned revenue	10,301	6,121
Total liabilities (2)	1,923,989	1,540,632

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2020 and December 31, 2019, respectively)	49,659	49,638

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,344 and 6,356 shares issued at March 31, 2020 and December 31, 2019, respectively)	63	64
Paid-in capital in excess of par	6,527	4,557
Retained earnings	352,420	348,965
Accumulated other comprehensive loss, net of income tax benefit of $1,679 and $896 at March 31, 2020 and December 31, 2019, respectively	(6,003)	(3,248)
Total shareholders’ equity	353,007	350,338
Total liabilities, redeemable preferred stock and shareholders' equity	$2,326,655	$1,940,608
_____________________________

(1)
Total assets at March 31, 2020 and December 31, 2019, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash nil and $134; Restricted cash $235,461 and $56,523; Equipment $1,167,154 and $1,004,851; Maintenance Rights $3,133 and $3,133; Inventory nil and $2,832; and Other assets $644  and $668, respectively.

(2)
Total liabilities at March 31, 2020 and December 31, 2019, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $977,637 and $842,996, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Lease rent revenue	$46,395	$48,369
Maintenance reserve revenue	20,528	25,350
Spare parts and equipment sales	9,105	17,502
Gain on sale of leased equipment	2,067	9,570
Other revenue	3,514	2,978
Total revenue	81,609	103,769

EXPENSES
Depreciation and amortization expense	23,390	20,258
Cost of spare parts and equipment sales	6,688	14,412
Write-down of equipment	2,129	1,105
General and administrative	19,567	21,440
Technical expense	1,127	1,788
Net finance costs:
Interest expense	15,696	17,879
Loss on debt extinguishment	4,688	—
Total net finance costs	20,384	17,879
Total expenses	73,285	76,882

Earnings from operations	8,324	26,887
Earnings from joint ventures	207	946
Income before income taxes	8,531	27,833
Income tax expense	4,245	6,955
Net income	4,286	20,878
Preferred stock dividends	810	801
Accretion of preferred stock issuance costs	21	21
Net income attributable to common shareholders	$3,455	$20,056

Basic weighted average earnings per common share	$0.59	$3.47
Diluted weighted average earnings per common share	$0.56	$3.35

Basic weighted average common shares outstanding	5,860	5,779
Diluted weighted average common shares outstanding	6,124	5,978
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$4,286	$20,878
Other comprehensive loss:
Currency translation adjustment	(221)	353
Unrealized loss on derivative instruments	(3,318)	(613)
Net loss recognized in other comprehensive loss	(3,539)	(260)
Tax benefit related to items of other comprehensive loss	784	59
Other comprehensive loss	(2,755)	(201)
Total comprehensive income	$1,531	$20,677

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended March 31, 2020 and 2019
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	4,286	—	4,286
Net unrealized loss from currency translation adjustment, net of tax benefit of $49	—	—	—	—	—	—	(171)	(171)
Net unrealized loss from derivative instruments, net of tax benefit of $735	—	—	—	—	—	—	(2,584)	(2,584)
Shares issued under stock compensation plans	—	—	4	—	200	—	—	200
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(16)	(1)	(347)	—	—	(348)
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,117	—	—	2,117
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(810)	—	(810)
Balances at March 31, 2020	2,500	$49,659	6,344	$63	$6,527	$352,420	$(6,003)	$353,007

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	20,878	—	20,878
Net unrealized gain from currency translation adjustment, net of tax expense of $80	—	—	—	—	—	—	273	273
Net unrealized loss from derivative instruments, net of tax benefit of $139	—	—	—	—	—	—	(474)	(474)
Shares repurchased	—	—	(8)	—	(317)	—	—	(317)
Shares issued under stock compensation plans	—	—	7	—	160	—	—	160
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(15)	—	(545)	—	—	(545)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,265	—	—	1,265
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at March 31, 2019	2,500	$49,575	6,160	$62	$563	$306,912	$(99)	$307,438

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,286	$20,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,390	20,258
Write-down of equipment	2,129	1,105
Stock-based compensation expenses	2,117	1,265
Amortization of deferred costs	1,448	1,757
Allowances and provisions	168	274
Gain on sale of leased equipment	(2,067)	(9,570)
Income from joint ventures	(207)	(946)
Loss on debt extinguishment	4,688	—
Loss on disposal of property, equipment and furnishings	—	(36)
Deferred income taxes	4,129	7,014
Changes in assets and liabilities:
Receivables	(7,232)	(1,990)
Inventory	894	8,538
Other assets	(624)	(308)
Accounts payable and accrued expenses	(12,630)	(8,954)
Maintenance reserves	5,537	(543)
Security deposits	3,734	(2,711)
Unearned revenue	(1,500)	(403)
Net cash provided by operating activities	28,260	35,628

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	11,710	133,768
Issuance of notes receivable	(80,063)	(30,783)
Payments received on notes receivable	2,355	166
Capital contributions to joint ventures	—	(5,013)
Purchase of equipment held for operating lease and for sale	(75,727)	(92,226)
Purchase of property, equipment and furnishings	(1,470)	(606)
Net cash (used in) provided by investing activities	(143,195)	5,306

Cash flows from financing activities:
Proceeds from debt obligations	643,200	102,120
Debt issuance costs	(5,779)	—
Principal payments on debt obligations	(265,574)	(142,880)
Debt prepayment costs	(2,374)	—
Proceeds from shares issued under stock compensation plans	200	160
Cancellation of restricted stock units in satisfaction of withholding tax	(348)	(545)
Repurchase of common stock	—	(286)
Preferred stock dividends	(819)	(819)
Net cash provided by (used in) financing activities	368,506	(42,250)

Increase/(Decrease) in cash, cash equivalents and restricted cash	253,571	(1,316)
Cash, cash equivalents and restricted cash at beginning of period	63,668	81,949
Cash, cash equivalents and restricted cash at end of period	$317,239	$80,633
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$14,005	$17,301
Income Taxes	$(12)	$(359)

Supplemental disclosures of non-cash activities:
Purchase of equipment held for operating lease	$5,680	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$889	$6,702
Transfers from Equipment held for sale to Spare parts inventory	$—	$4,471
Accrued preferred stock dividends	$677	$667
Accrued share repurchases	$—	$100

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2019 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2020.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in our Form 10-K for the fiscal year ended December 31, 2019, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of redeemable preferred stock and shareholders' equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and the inputs into management's estimates and judgment consider the economic implications of the COVID-19 pandemic on the Company's critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including VIEs, where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or a voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity's activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of the Company's partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that could persist and result in reduced demand for air travel for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause the Company's lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of the Company’s customers to go out of business, and limit the ability of the Company’s personnel to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. As of the date of issuance of the Unaudited Condensed Consolidated Financial Statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). The ASU improves a variety of codification topics by eliminating inconsistencies and providing clarifications making the codification easier to apply. The conforming amendments are effective upon issuance and did not materially impact our consolidated financial statements.

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company expects to adopt this accounting standard update effective January 1, 2023. The Company is evaluating the potential effects on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2021 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three months ended March 31, 2020 and 2019 (in thousands):

Three months ended March 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$66,923	$—	$—	$66,923
Spare parts and equipment sales	1,225	7,880	—	9,105
Gain on sale of leased equipment	2,067	—	—	2,067
Managed services	2,494	—	—	2,494
Other revenue	1,015	239	(234)	1,020
Total revenue	$73,724	$8,119	$(234)	$81,609

Three Months Ended March 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$73,719	$—	$—	$73,719
Spare parts and equipment sales	2,485	15,017	—	17,502
Gain on sale of leased equipment	9,570	—	—	9,570
Managed services (2)	2,128	—	—	2,128
Other revenue (2)	850	94	(94)	850
Total revenue	$88,752	$15,111	$(94)	$103,769
_____________________________

(1)	Represents revenue generated between our reportable segments.

(2)	Certain amounts have been reclassified to conform with the classification as of March 31, 2020.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of March 31, 2020, WMES owned a lease portfolio of 36 engines and five aircraft with a net book value of $302.9 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2020, CASC Willis owned a lease portfolio of four engines with a net book value of $47.8 million.

Three Months Ended March 31, 2020	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2019	$44,134	$13,802	$57,936
Earnings from joint ventures	205	2	207
Foreign currency translation adjustment	—	(221)	(221)
Investment in joint ventures as of March 31, 2020	$44,339	$13,583	$57,922

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.5 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold five aircraft to WMES for $75.5 million.

There were no aircraft or engine sales to CASC Willis during the three months ended March 31, 2020 or 2019.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31
	2020	2019
	(in thousands)
Revenue	$8,111	$9,543
Expenses	7,754	8,372
WMES net income	$357	$1,171

	March 31, 2020	December 31, 2019
	(in thousands)
Total assets	$331,526	$322,606
Total liabilities	235,615	227,052
Total WMES net equity	$95,911	$95,554

4.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at March 31, 2020, secured by engines. The facility has a committed amount of $1.0 billion at March 31, 2020, which revolves until the maturity date of June 2024	$638,000	$397,000
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	303,000	—
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	42,100	—
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	21,100	—
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	295,006	307,014
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	42,144	43,859
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	254,663	257,754
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	36,418	36,860
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, repaid in March 2020, secured by engines	—	211,572
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at March 31, 2020, maturing in July 2022, secured by engines	7,004	7,286
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	8,660	9,124
	1,648,095	1,270,469
Less: unamortized debt issuance costs	(21,889)	(19,463)
Total debt obligations	$1,626,206	$1,251,006

One-month LIBOR was 0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively. Three-month LIBOR was 1.45% and 1.91% as of March 31, 2020 and December 31, 2019, respectively.

Principal outstanding at March 31, 2020, is expected to be repayable as follows:

Year	(in thousands)
2020	$39,220
2021	53,492
2022	59,488
2023	54,616
2024	691,783
Thereafter	749,496
Total	$1,648,095

On March 3, 2020, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V will acquire from WLFC pursuant to an asset purchase agreement.

The Series A Notes have a fixed coupon of 3.228%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045, the Series B Notes have a fixed coupon of 4.212%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045 and the Series C Notes have a fixed coupon of 6.657%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045. The Series A Notes were issued at a price of 99.99859% of par, the Series B Notes were issued at a price of 99.99493% of par and the Series C Notes were issued at a price of 99.99918% of par. Principal on the Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture for the Notes. Proceeds from asset sales by WEST V will be used, at WEST V's election subject to certain conditions, to reduce WEST V's debt or to acquire other engines or airframes.

The Company recognized a $4.7 million loss on debt extinguishment upon the repayment of the WEST II Series A 2012 term notes in March 2020.

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also is required to comply with certain negative financial covenants such as prohibitions on liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at March 31, 2020.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $645.0 million and $404.3 million of variable rate borrowings at March 31, 2020 and December 31, 2019, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of March 31, 2020, the Company has two interest rate swap agreements. One interest rate swap agreement was entered into during 2016 which has a notional outstanding amount of $100.0 million, with a remaining term of 13 months as of March 31, 2020. During 2019, the Company entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 51 months as of March 31, 2020. The derivative instruments were designated as cash flow hedges and recorded at fair value.

The Company evaluated the effectiveness of the swaps to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that the swaps were highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data when evaluating the Company’s and counterparty’s risk of non-performance. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments.

The net fair value of the interest rate swaps was a $5.0 million and $1.7 million net liability as of March 31, 2020 and December 31, 2019, respectively. The Company recorded an adjustment to interest expense of $36.0 thousand and $(0.2) million during the three months ended March 31, 2020 and 2019, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)		Location of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Interest rate contracts	$3,318	$613	Interest expense	$36	$(203)
Total	$3,318	$613	Total	$36	$(203)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedge for the period ended March 31, 2020.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for the interest rate swaps are large financial institutions that possessed investment grade credit ratings. Based on these ratings, the Company believes that the counterparties were credit-worthy and that their continuing performance under the hedging agreements was probable and did not require the counterparties to provide collateral or other security to the Company.
6.  Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019 was $4.2 million and $7.0 million, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 was 49.8% and 25.0%, respectively.

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, state taxes, the amount of executive compensation exceeding $1.0 million as defined in IRS code 162(m) and numerous other factors, including changes in tax law.
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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•
Cash and cash equivalents, restricted cash, receivables, and accounts payable: The amounts reported in the accompanying Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

•
Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2020 and December 31, 2019 was estimated to have a fair value of approximately $117.0 million and $39.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2020 and December 31, 2019 was estimated to have a fair value of approximately $1,609.1 million and $1,262.6 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2020 and December 31, 2019, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value of $5.0 million and $1.7 million representing a net liability as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, $36.0 thousand and $(0.2) million was realized through the income statement as an adjustment to interest expense.

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

	Total Losses
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Equipment held for lease	$2,059	$1,105
Equipment held for sale	70	—
Total	$2,129	$1,105

A write-down of $2.1 million was recorded during the three months ended March 31, 2020 due to a management decision to monetize three engines either by sale to a third party or for part-out, in which the net book values exceeded the estimated proceeds. As of March 31, 2020, included within equipment held for lease and equipment held for sale was $24.7 million in remaining book values of nine engines which were previously written down.

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

There were no anti-dilutive shares included in the computations of diluted weighted average earnings per common share for the three months ended March 31, 2020 and 2019.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$3,455	$20,056

Basic weighted average common shares outstanding	5,860	5,779
Potentially dilutive common shares	264	199
Diluted weighted average common shares outstanding	6,124	5,978

Basic weighted average earnings per common share	$0.59	$3.47
Diluted weighted average earnings per common share	$0.56	$3.35

9. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased a total of 7,671 shares of common stock for approximately $0.3 million at a weighted average price of $41.34 per share. At March 31, 2020, approximately $56.4 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2020 and 2019, the Company paid total dividends of $0.8 million and $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 12 in the 2019 Form 10-K.
10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
2007 Stock Incentive Plan	$1,025	$1,259
2018 Stock Incentive Plan	1,060	—
Employee Stock Purchase Plan	32	6
Total Stock Compensation Expense	$2,117	$1,265

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of March 31, 2020, there were no stock options outstanding under the 2007 Plan.

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

As of March 31, 2020, the Company had granted 279,400 RSAs under the 2018 Plan and had 615,196 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the three months ended March 31, 2020:

Shares
Balance as of December 31, 2019	505,467
Shares granted	—
Shares forfeited	—
Shares vested	(60,811)
Balance as of March 31, 2020	444,656

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the three months ended March 31, 2020 and 2019, 3,892 and 6,732 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended March 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$46,395	$—	$—	$46,395
Maintenance reserve revenue	20,528	—	—	20,528
Spare parts and equipment sales	1,225	7,880	—	9,105
Gain on sale of leased equipment	2,067	—	—	2,067
Other revenue	3,509	239	(234)	3,514
Total revenue	73,724	8,119	(234)	81,609

Expenses:
Depreciation and amortization expense	23,375	15	—	23,390
Cost of spare parts and equipment sales	148	6,540	—	6,688
Write-down of equipment	2,129	—	—	2,129
General and administrative	18,542	1,025	—	19,567
Technical expense	1,127	—	—	1,127
Net finance costs:
Interest expense	15,696	—	—	15,696
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	20,384	—	—	20,384
Total expenses	65,705	7,580	—	73,285
Earnings from operations	$8,019	$539	$(234)	$8,324

Three Months Ended March 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$48,369	$—	$—	$48,369
Maintenance reserve revenue	25,350	—	—	25,350
Spare parts and equipment sales	2,485	15,017	—	17,502
Gain on sale of leased equipment	9,570	—	—	9,570
Other revenue	2,978	94	(94)	2,978
Total revenue	88,752	15,111	(94)	103,769

Expenses:
Depreciation and amortization expense	20,236	22	—	20,258
Cost of spare parts and equipment sales	1,836	12,576	—	14,412
Write-down of equipment	1,105	—	—	1,105
General and administrative	19,974	1,466	—	21,440
Technical expense	1,787	1	—	1,788
Interest expense	17,879	—	—	17,879
Total expenses	62,817	14,065	—	76,882
Earnings from operations	$25,935	$1,046	$(94)	$26,887
______________________________
(1) Represents revenue generated between our operating segments.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2020	$2,280,355	$46,300	$—	$2,326,655
Total assets as of December 31, 2019	$1,898,313	$42,295	$—	$1,940,608

12. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.5 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold five aircraft to WMES for $75.5 million.

There were no aircraft or engine sales to CASC Willis during the three months ended March 31, 2020 or 2019.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2020, all of our leases were operating leases with the exception of three leases entered into during the first quarter of 2020 and two leases entered into during the first quarter of 2019 which are classified as notes receivable under Accounting Standards Codification (“ASC”) 842. As of March 31, 2020, we had 77 lessees in 41 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2020, our $1,697.7 million equipment held for operating lease portfolio consisted of 260 engines, 10 aircraft, 10 other leased parts and equipment and one marine vessel. As of March 31, 2020, we also managed 451 engines, aircraft and related equipment on behalf of other parties.

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

COVID-19 Impact

As a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that could persist and result in reduced demand for air travel for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to our Company, not all of which we are able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause our lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of our customers to go out of business, and limit the ability of our personnel to travel to customers and potential customers, all of which could adversely affect our business, results of operations, and financial condition. The COVID-19 pandemic is affecting our operations in the second quarter, and may continue to do so indefinitely thereafter, and to a lesser extent had an impact on our first quarter results as noted below. The scope and nature of the impact of COVID-19 on the airline industry, and in turn our business, continue to evolve and the outcomes are uncertain. Given the uncertainty in the rapidly changing market and economic conditions related to COVID-19, we will continue to evaluate the nature and extent of the impact to our business and financial position.

The ultimate extent of the effects of the COVID-19 pandemic on our Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
Results of Operations
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenue is summarized as follows:

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$46,395	$48,369	(4.1)%
Maintenance reserve revenue	20,528	25,350	(19.0)%
Spare parts and equipment sales	9,105	17,502	(48.0)%
Gain on sale of leased equipment	2,067	9,570	(78.4)%
Other revenue	3,514	2,978	18.0%
Total revenue	$81,609	$103,769	(21.4)%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $2.0 million, or 4.1%, to $46.4 million in the three months ended March 31, 2020 from $48.4 million for the three months ended March 31, 2019. The decrease is primarily due to fewer engines on lease when compared to the prior year period. During the three months ended March 31, 2020, we purchased equipment (including capitalized costs) totaling $75.7 million, which primarily consisted of four engines purchased for our lease portfolio. During the three months ended March 31, 2019, we purchased equipment (including capitalized costs) totaling $92.2 million, which primarily consisted of five engines, four aircraft and one marine vessel purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2020 and 2019.
The aggregate net book value of equipment held for lease at March 31, 2020 and 2019, was $1,697.7 million and $1,605.1 million, respectively, an increase of 5.8% due to purchases of new engines during the first quarter of 2020. Average utilization (based on net book value) was approximately 86% and 89% for the three months ended March 31, 2020 and 2019, respectively.
Maintenance Reserve Revenue. Maintenance reserve revenue decreased $4.8 million, or 19.0%, to $20.5 million for the three months ended March 31, 2020 from $25.4 million for the three months ended March 31, 2019. Maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on long-term lease with "reimbursable" usage fees generated maintenance reserve revenue of $8.6 million for the three months ended March 31, 2020 compared to $7.8 million in the comparable prior period. Engines out on lease with “non-reimbursable” usage fees generated $11.9 million of short-term maintenance revenues compared to $17.6 million in the comparable prior period, resulting from the decline in global flight traffic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $8.4 million, to $9.1 million for the three months ended March 31, 2020 compared to $17.5 million for the three months ended March 31, 2019. Spare parts sales for the three months ended March 31, 2020 were $8.2 million compared to $15.1 million in the same period of 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was influenced by the COVID-19 pandemic. Equipment sales for the three months ended March 31, 2020 were $0.9 million for the sale of one engine compared to $2.5 million for the sale of an airframe in the comparable period of 2019.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2020, we sold seven engines from the lease portfolio for a net gain of $2.1 million. During the three months ended March 31, 2019, we sold six engines, six aircraft, and two airframes from the lease portfolio for a net gain of $9.6 million.
Other Revenue.  Other revenue increased by $0.5 million, to $3.5 million in the three months ended March 31, 2020 from $3.0 million in the three months ended March 31, 2019. The increase in the first quarter of 2020 compared to the prior year period primarily reflects the increase of interest revenue from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.1 million, or 15.5%, to $23.4 million for the three months ended March 31, 2020 compared to $20.3 million for the three months ended March 31, 2019. The increase reflects the larger net book value of the lease portfolio, and the change in mix of portfolio to new generation engines, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $7.7 million, or 53.6%, to $6.7 million for the three months ended March 31, 2020 compared to $14.4 million for the three months ended March 31, 2019. Cost of spare parts sales for the three months ended March 31, 2020 was $6.5 million compared to $12.6 million in the comparable prior year period due to lower spare parts sales driven by lower industry wide demand driven by the COVID-19 pandemic. Cost of equipment sales was $0.1 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.
Write-down of Equipment. Write-down of equipment was $2.1 million for the three months ended March 31, 2020, primarily reflecting the write-down of three engines. Write-down of equipment was $1.1 million for the three months ended March 31, 2019, reflecting the write-down of two engines.
General and Administrative Expenses. General and administrative expenses decreased by $1.9 million, or 8.7%, to $19.6 million for the three months ended March 31, 2020 compared to $21.4 million for the three months ended March 31, 2019. The decrease primarily reflects a decrease of $3.7 million in bonus accrual due to operating performance, partly offset by an increase of $0.9 million in stock-based compensation expense and $1.0 million in professional services expense, when compared to the prior year period.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $0.7 million, or 37.0%, to $1.1 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019. The decrease primarily reflects a decrease of $0.5 million in technical support services and a decrease of $0.2 million in engine freight and thrust rental fees.
Net Finance Costs. Net finance costs increased to $20.4 million for the three months ended March 31, 2020 compared to $17.9 million for the three months ended March 31, 2019. The increase was primarily due to a loss on debt extinguishment of $4.7 million, partly offset by lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period. Debt obligations outstanding, net of unamortized debt issuance costs, as of March 31, 2020 and 2019, were $1,626.2 million and $1,297.8 million, respectively. After adjustment for interest rate derivative instruments, $438.0 million and $292.0 million as of March 31, 2020 and 2019, respectively, was tied to one-month LIBOR. As of March 31, 2020 and 2019, the Company held $200 million and $100 million of interest rate derivative instruments on this debt. As of March 31, 2020 and 2019, one-month LIBOR was 0.99% and 2.49% respectively.
Income Tax Expense.  Income tax expense was $4.2 million for the three months ended March 31, 2020 compared to $7.0 million for the three months ended March 31, 2019. The effective tax rate for the first quarter of 2020 was 49.8% compared to 25.0% in the prior year period. The increase in the effective tax rate was predominantly due to the 162(m) limitation.
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2020, the Company had $317.2 million of cash, cash equivalents and restricted cash, of which $81.4 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $643.2 million and $102.1 million for the three months ended March 31, 2020 and 2019, respectively, was derived from our borrowing activities. In these same time periods, $265.6 million and $142.9 million, respectively, was used to pay down related debt.

While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report, we believe our cash liquidity, equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. We believe that should the COVID-19 pandemic continue to disrupt the airline industry for a prolonged period, the cash flow pressures felt by our lessee customers due to such disruption could cause reductions to our cash flows from operations. A decline in the level of such internally generated funds could result if the amount of equipment off-lease increases, if customers defer or default on lease or other payments due to financial hardship, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.
Cash Flows Discussion
Cash flows provided by operating activities was $28.3 million and $35.6 million for the three months ended March 31, 2020 and 2019, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 85% and 86%, by book value, of our assets were on-lease as of March 31, 2020 and December 31, 2019, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2020 and 2019 was approximately 86% and 89%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $143.2 million for the three months ended March 31, 2020 and primarily reflected $80.1 million for three leases entered into during the first quarter of 2020 which are classified as notes receivable under ASU 2016-02, Leases (Topic 842) and $75.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $11.7 million in proceeds from sales of equipment (net of selling expenses). Cash flows provided by investing activities was $5.3 million in the three months ended March 31, 2019, and primarily reflected $133.8 million in proceeds from sales of equipment (net of selling expenses), partly offset by $92.2 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $30.8 million related to two leases entered into during the first quarter of 2019 which are classified as notes receivables.
Cash flows provided by financing activities was $368.5 million for the three months ended March 31, 2020 and primarily reflected $643.2 million in proceeds from debt obligations, partially offset by $265.6 million in principal payments and $8.2 million in debt issuance and prepayment costs. Cash flows used in financing activities was $42.3 million for the three months ended March 31, 2019 and primarily reflected $142.9 million in principal payments and $0.3 million in share repurchases, partly offset by $102.1 million in proceeds from the issuance of debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2020 and 2019, the Company paid total dividends of $0.8 million and $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance

On March 3, 2020, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V will acquire from WLFC pursuant to an asset purchase agreement.

The Series A Notes have a fixed coupon of 3.228%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045, the Series B Notes have a fixed coupon of 4.212%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045 and the Series C Notes have a fixed coupon of 6.657%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045. The Series A Notes were issued at a price of 99.99859% of par, the Series B Notes were issued at a price of 99.99493% of par and the Series C Notes were issued at a price of 99.99918% of par. Principal on the Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture for the Notes. Proceeds from asset sales by WEST V will be used, at WEST V's election subject to certain conditions, to reduce WEST V's debt or to acquire other engines or airframes.

The assets of WEST V are not available to satisfy the Company’s obligations other than the obligations specific to WEST V. WEST V is consolidated for financial statement presentation purposes. WEST V’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST V’s maintenance of adequate reserves and capital. Under WEST V, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST V indenture requires that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

We recognized a $4.7 million loss on debt extinguishment upon the repayment of the WEST II Series A 2012 term notes in March 2020.
At March 31, 2020, Debt obligations consisted of loans totaling $1,626.2 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.2% and 6.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Virtually all of our debt requires our ongoing compliance with certain financial covenants including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can borrow no more than 85% of an engine’s net book value and 65% of an airframe’s, spare parts inventory’s or other assets net book value. Therefore, we must have other available funds for the balance of the purchase price of any new equipment to be purchased. Our revolving credit facility, certain indentures and other debt related agreements also contain cross-default provisions. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the debt is secured by engines and aircraft, and to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At March 31, 2020, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2020, we were in compliance with the covenants specified in the WEST III, WEST IV and WEST V indentures, servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2020:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,648,095	$52,308	$113,540	$745,888	$736,359
Interest payments under debt obligations	321,808	58,986	109,648	88,294	64,880
Operating lease obligations	4,182	981	1,620	775	806
Purchase obligations (1)	459,274	—	459,274	—	—
Total	$2,433,359	$112,275	$684,082	$834,957	$802,045
_____________________________

(1)	Subsequent to March 31, 2020, $104.4 million of purchase obligations were deferred twelve months and are therefore reflected in the 1-3 Years period.

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 17 additional new LEAP-1B engines. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These engines are solely compatible with the Boeing 737 Max aircraft, the entire fleet of which is currently grounded worldwide. Our expectation is that we will be able to place these engines on lease upon the re-entry of the Boeing 737 Max aircraft into service.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2020 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2020, $645.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, our annual interest expense would increase or decrease by $4.5 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2020 and 2019, respectively, 81% and 79% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and the risk factor below.

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak, and COVID-19 related impacts could have a material adverse effect on the Company's business, operating results and financial condition.

As a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that could persist and result in reduced demand for air travel for the foreseeable future. We have experienced, and expect to continue to experience, diminished demand for leases of our engine and aircraft as a result of the COVID-19 pandemic, which has significantly disrupted domestic and international passenger airline travel. While these COVID-19 pandemic-related impacts have not to date, in the aggregate, had a material adverse impact on our business, results of operations and financial condition, we are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus pandemic and the timing and extent that passenger airline travel will increase and recover to levels before the pandemic. Potential challenges for our Company include declines in the values of aircraft, engines and related aircraft equipment in our portfolio, lower market rents for engines and aircraft offered for lease by us, and reduced demand by potential and existing customers for additional or replacement engines offered by us. In addition, the significant cash flow issues faced by airlines, including some of our customers, may cause some of our customers to be unable to timely meet their lease obligations to us or go out of business. Any nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on our ability to fund our ongoing operations as well as cause defaults under our debt obligations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and may adversely affect our ability to access capital markets. In addition, COVID-19 related impacts may also have the effect of heightening other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. In June 2019, the Company suspended repurchases under its 10b5-01 plan and no repurchases have been made between that date and March 31, 2020.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
10.45*
Amended and Restated Administrative Agency Agreement dated as of March 3, 2020 among Willis Engine Structured Trust V, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto.

10.46*	Asset Purchase Agreement dated as of March 3, 2020 between the Registrant and Willis Engine Structured Trust V.
10.47*	Amended and Restated Trust Indenture dated as of March 3, 2020 among Willis Engine Structured Trust V, Deutsche Bank Trust Company Americas, as trustee, the Registrant, and Bank of America, N.A.
10.48*	Revolving Credit Facility dated as of March 3, 2020 among Willis Engine Structure Trust V, Bank of America N.A., and the Registrant.
10.49*
Amended and Restated Servicing Agreement dated as of March 3, 2020 among Willis Engine Structured Trust V, the Registrant, and each Serviced Group Member referred to therein and from time to time made a party thereto.

10.50*
Amended and Restated Security Trust Agreement dated as of March 3, 2020 among Willis Engine Structured Trust V, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as security trustee and operating bank.

10.51*	Excluded Property Purchase Agreement dated as of March 3, 2020 among the Registrant, West Engine Acquisition LLC, and Willis Engine Structured Trust V.
10.52*	Agreement by and between International Aero Engines, LLC and the Registrant, dated March 27, 2020, to purchase spare engines.
10.53*	Letter Agreement No. 4 to GTA No. 1-2299982290 dated March 31, 2020 between General Electric Company and the Registrant
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Certain portions of this exhibit that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2020

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Finance and Accounting Officer)