Form 10-Q
period 2020-06-30
WILLIS LEASE FINANCE CORP
filed 2020-08-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of August 4, 2020 was 5,975,111.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020, this quarterly report on Form 10-Q for the three and six months ended June 30, 2020, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$100,096	$6,720
Restricted cash	71,312	56,948
Equipment held for operating lease, less accumulated depreciation of $429,563 and $414,835 at June 30, 2020 and December 31, 2019, respectively	1,653,695	1,650,918
Maintenance rights	767	3,133
Equipment held for sale	50	120
Receivables, net of allowances of $2,044 and $1,730 at June 30, 2020 and December 31, 2019, respectively	41,678	24,059
Spare parts inventory	50,670	41,759
Investments	58,865	57,936
Property, equipment & furnishings, less accumulated depreciation of $10,081 and $8,666 at June 30, 2020 and December 31, 2019, respectively	32,260	31,520
Intangible assets, net	1,282	1,312
Notes receivable	170,362	38,145
Other assets	28,534	28,038
Total assets (1)	$2,209,571	$1,940,608

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,359	$45,648
Deferred income taxes	117,915	110,418
Debt obligations	1,520,240	1,251,006
Maintenance reserves	100,179	106,870
Security deposits	22,841	20,569
Unearned revenue	8,489	6,121
Total liabilities (2)	1,802,023	1,540,632

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2020 and December 31, 2019, respectively)	49,680	49,638

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,552 and 6,356 shares issued at June 30, 2020 and December 31, 2019, respectively)	66	64
Paid-in capital in excess of par	7,203	4,557
Retained earnings	356,960	348,965
Accumulated other comprehensive loss, net of income tax benefit of $1,781 and $896 at June 30, 2020 and December 31, 2019, respectively	(6,361)	(3,248)
Total shareholders’ equity	357,868	350,338
Total liabilities, redeemable preferred stock and shareholders' equity	$2,209,571	$1,940,608
_____________________________

(1)
Total assets at June 30, 2020 and December 31, 2019, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash nil and $134; Restricted cash $71,251 and $56,523; Equipment $1,098,181 and $1,004,851; Maintenance Rights $767 and $3,133; Inventory $2,382 and $2,832; and Other assets $778  and $668, respectively.

(2)
Total liabilities at June 30, 2020 and December 31, 2019, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $957,119 and $842,996, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Lease rent revenue	$38,454	$45,025	$84,849	$93,394
Maintenance reserve revenue	29,986	26,475	50,514	51,825
Spare parts and equipment sales	2,855	14,586	11,960	32,088
(Loss) Gain on sale of leased equipment	(700)	5,120	1,367	14,690
Other revenue	4,388	4,591	7,902	7,569
Total revenue	74,983	95,797	156,592	199,566

EXPENSES
Depreciation and amortization expense	23,764	20,043	47,154	40,301
Cost of spare parts and equipment sales	2,648	12,585	9,336	26,997
Write-down of equipment	6,997	3,262	9,126	4,367
General and administrative	15,228	21,389	34,795	42,829
Technical expense	1,468	1,407	2,595	3,195
Net finance costs:
Interest expense	16,089	16,781	31,785	34,660
Loss on debt extinguishment	—	220	4,688	220
Total net finance costs	16,089	17,001	36,473	34,880
Total expenses	66,194	75,687	139,479	152,569

Earnings from operations	8,789	20,110	17,113	46,997
Earnings from joint ventures	948	1,676	1,155	2,622
Income before income taxes	9,737	21,786	18,268	49,619
Income tax expense	4,365	4,811	8,610	11,766
Net income	5,372	16,975	9,658	37,853
Preferred stock dividends	811	810	1,621	1,611
Accretion of preferred stock issuance costs	21	21	42	42
Net income attributable to common shareholders	$4,540	$16,144	$7,995	$36,200

Basic weighted average earnings per common share	$0.76	$2.75	$1.35	$6.22
Diluted weighted average earnings per common share	$0.74	$2.66	$1.31	$6.01

Basic weighted average common shares outstanding	6,012	5,866	5,936	5,823
Diluted weighted average common shares outstanding	6,098	6,061	6,111	6,020
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,372	$16,975	$9,658	$37,853
Other comprehensive loss:
Currency translation adjustment	(5)	(387)	(226)	(34)
Unrealized loss on derivative instruments	(454)	(1,071)	(3,772)	(1,684)
Net loss recognized in other comprehensive loss	(459)	(1,458)	(3,998)	(1,718)
Tax benefit related to items of other comprehensive loss	101	329	885	388
Other comprehensive loss	(358)	(1,129)	(3,113)	(1,330)
Total comprehensive income	$5,014	$15,846	$6,545	$36,523

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended June 30, 2020 and 2019
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at March 31, 2020	2,500	$49,659	6,344	$63	$6,527	$352,420	$(6,003)	$353,007
Net income	—	—	—	—	—	5,372	—	5,372
Net unrealized loss from currency translation adjustment, net of tax benefit of nil	—	—	—	—	—	—	(5)	(5)
Net unrealized loss from derivative instruments, net of tax benefit of $101	—	—	—	—	—	—	(353)	(353)
Shares repurchased	—	—	(55)	—	(1,490)	—	—	(1,490)
Shares issued under stock compensation plans	—	—	307	3	(3)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(44)	—	(846)	—	—	(846)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,015	—	—	3,015
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at March 31, 2019	2,500	$49,575	6,160	$62	$563	$306,912	$(99)	$307,438
Net income	—	—	—	—	—	16,975	—	16,975
Net unrealized loss from currency translation adjustment, net of tax benefit of $88	—	—	—	—	—	—	(299)	(299)
Net unrealized loss from derivative instruments, net of tax benefit of $241	—	—	—	—	—	—	(830)	(830)
Shares repurchased	—	—	(65)	(1)	(1,771)	(1,479)	—	(3,251)
Shares issued under stock compensation plans	—	—	277	3	—	—	—	3
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(22)	—	(914)	—	—	(914)
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,122	—	—	2,122
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(810)	—	(810)
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Six months ended June 30, 2020 and 2019
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	9,658	—	9,658
Net unrealized loss from currency translation adjustment, net of tax benefit of $50	—	—	—	—	—	—	(176)	(176)
Net unrealized loss from derivative instruments, net of tax benefit of $835	—	—	—	—	—	—	(2,937)	(2,937)
Shares repurchased	—	—	(55)	—	(1,490)	—	—	(1,490)
Shares issued under stock compensation plans	—	—	311	3	197	—	—	200
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(60)	(1)	(1,193)	—	—	(1,194)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,132	—	—	5,132
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.65 per share)	—	—	—	—	—	(1,621)	—	(1,621)
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	37,853	—	37,853
Net unrealized loss from currency translation adjustment, net of tax benefit of $8	—	—	—	—	—	—	(26)	(26)
Net unrealized loss from derivative instruments, net of tax benefit of $380	—	—	—	—	—	—	(1,304)	(1,304)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	283	3	160	—	—	163
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(37)	—	(1,460)	—	—	(1,460)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,387	—	—	3,387
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,611)	—	(1,611)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,658	$37,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,154	40,301
Write-down of equipment	9,126	4,367
Stock-based compensation expenses	5,132	3,387
Amortization of deferred costs	2,790	3,420
Allowances and provisions	317	715
Gain on sale of leased equipment	(1,367)	(14,690)
Income from joint ventures	(1,155)	(2,622)
Loss on debt extinguishment	4,688	220
Loss on disposal of property, equipment and furnishings	—	36
Deferred income taxes	8,381	12,101
Changes in assets and liabilities:
Receivables	(17,936)	(24,345)
Distributions received from joint ventures	—	3,300
Inventory	4,015	17,658
Other assets	(562)	(3,206)
Accounts payable and accrued expenses	(19,551)	(6,307)
Maintenance reserves	(6,691)	22,503
Security deposits	2,272	(2,829)
Unearned revenue	(3,312)	(321)
Net cash provided by operating activities	42,959	91,541

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	17,665	157,989
Issuance of notes receivable	(135,955)	(30,783)
Payments received on notes receivable	3,738	421
Capital contributions to joint ventures	—	(5,013)
Purchase of equipment held for operating lease	(76,982)	(145,300)
Purchase of property, equipment and furnishings	(2,178)	(1,843)
Net cash used in investing activities	(193,712)	(24,529)

Cash flows from financing activities:
Proceeds from debt obligations	690,200	169,120
Debt issuance costs	(5,806)	(2,840)
Principal payments on debt obligations	(419,526)	(220,705)
Debt prepayment costs	(2,373)	—
Proceeds from shares issued under stock compensation plans	200	163
Cancellation of restricted stock units in satisfaction of withholding tax	(1,194)	(1,460)
Repurchase of common stock	(1,379)	(3,567)
Preferred stock dividends	(1,629)	(1,620)
Net cash provided by (used in) financing activities	258,493	(60,909)

Increase in cash, cash equivalents and restricted cash	107,740	6,103
Cash, cash equivalents and restricted cash at beginning of period	63,668	81,949
Cash, cash equivalents and restricted cash at end of period	$171,408	$88,052
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$28,486	$32,948
Income Taxes	$87	$81

Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$(5,680)	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$—	$3,450
Transfers from Equipment held for operating lease to Spare parts inventory	$12,926	$14,630
Accrued preferred stock dividends	$9	$9
Accrued share repurchases	$111	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2019 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2020.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The operations of the Company's partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause the Company's lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of the Company’s customers to go out of business, and limit the ability of the Company’s personnel to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report, we believe our cash liquidity, equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed an interim impairment analysis during the second quarter of 2020. The results of the analysis indicated the carrying values of two engines were in excess of their respective fair value, and the Company therefore recorded an additional $0.5 million impairment associated with these two engines. Additionally, as of June 30, 2020, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $3.1 million during the second quarter of 2020. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. As such, the modifications to lease agreements qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

Other than what has been reflected in the Unaudited Condensed Consolidated Financial Statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020 through December 31, 2022. The Company adopted this guidance effective January 1, 2020. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2020 and 2019 (in thousands):

Three months ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$68,440	$—	$—	$68,440
Spare parts and equipment sales	102	2,753	—	2,855
Loss on sale of leased equipment	(700)	—	—	(700)
Managed services	1,631	—	—	1,631
Other revenue	2,756	28	(27)	2,757
Total revenue	$72,229	$2,781	$(27)	$74,983

Three Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$71,500	$—	$—	$71,500
Spare parts and equipment sales	266	14,320	—	14,586
Gain on sale of leased equipment	5,120	—	—	5,120
Managed services (2)	3,955	—	—	3,955
Other revenue (2)	628	31	(23)	636
Total revenue	$81,469	$14,351	$(23)	$95,797

Six months ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$135,363	$—	$—	$135,363
Spare parts and equipment sales	1,327	10,633	—	11,960
Gain on sale of leased equipment	1,367	—	—	1,367
Managed services	4,125	—	—	4,125
Other revenue	3,771	267	(261)	3,777
Total revenue	$145,953	$10,900	$(261)	$156,592

Six months ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$145,219	$—	$—	$145,219
Spare parts and equipment sales	2,751	29,337	—	32,088
Gain on sale of leased equipment	14,690	—	—	14,690
Managed services (2)	6,082	—	—	6,082
Other revenue (2)	1,479	125	(117)	1,487
Total revenue	$170,221	$29,462	$(117)	$199,566
_____________________________

(1)	Represents revenue generated between our reportable segments.

(2)	Certain amounts have been reclassified to conform with the classification as of June 30, 2020.
One customer accounted for 11.6% of total lease rent revenue during the six months ended June 30, 2020 and one customer accounted for 10.9% of total lease rent revenue during the six months ended June 30, 2019.

3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of June 30, 2020, WMES owned a lease portfolio of 36 engines and five aircraft with a net book value of $299.6 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2020, CASC Willis owned a lease portfolio of four engines with a net book value of $47.5 million.

Six Months Ended June 30, 2020	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2019	$44,134	$13,802	$57,936
Earnings from joint ventures	920	235	1,155
Foreign currency translation adjustment	—	(226)	(226)
Investment in joint ventures as of June 30, 2020	$45,054	$13,811	$58,865

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.3 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.1 million during the six months ended June 30, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company sold five aircraft to WMES for $75.5 million.

There were no aircraft or engine sales to CASC Willis during the six months ended June 30, 2020 or 2019.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue	$11,804	$13,594	$19,915	$23,137
Expenses	10,425	10,025	18,179	18,398
WMES net income	$1,379	$3,569	$1,736	$4,739

	June 30, 2020	December 31, 2019
	(in thousands)
Total assets	$329,540	$322,606
Total liabilities	232,250	227,052
Total WMES net equity	$97,290	$95,554

4.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at June 30, 2020, secured by engines. The facility has a committed amount of $1.0 billion at June 30, 2020, which revolves until the maturity date of June 2024	$553,000	$397,000
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	299,587	—
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	41,626	—
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	20,441	—
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	290,679	307,014
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	41,526	43,859
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	244,421	257,754
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	34,953	36,860
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, repaid in March 2020, secured by engines	—	211,572
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at June 30, 2020, maturing in July 2022, secured by engines	6,718	7,286
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	8,193	9,124
	1,541,144	1,270,469
Less: unamortized debt issuance costs	(20,904)	(19,463)
Total debt obligations	$1,520,240	$1,251,006

One-month LIBOR was 0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively. Three-month LIBOR was 0.30% and 1.91% as of June 30, 2020 and December 31, 2019, respectively.

Principal outstanding at June 30, 2020, is expected to be repayable as follows:

Year	(in thousands)
2020	$25,923
2021	53,000
2022	58,935
2023	54,063
2024	606,230
Thereafter	742,993
Total	$1,541,144

In March 2020, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V will acquire from WLFC pursuant to an asset purchase agreement.

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

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also is required to comply with certain negative financial covenants such as prohibitions on liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at June 30, 2020.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $559.7 million and $404.3 million of variable rate borrowings at June 30, 2020 and December 31, 2019, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of June 30, 2020, the Company has two interest rate swap agreements. One interest rate swap agreement was entered into during 2016 which has a notional outstanding amount of $100.0 million, with a remaining term of 10 months as of June 30, 2020. During 2019, the Company entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 48 months as of June 30, 2020. The derivative instruments were designated as cash flow hedges and recorded at fair value.

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

The net fair value of the interest rate swaps were net liabilities of $5.4 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company recorded interest expense of $0.6 million and $(0.2) million during the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $(0.4) million during the six months ended June 30, 2020 and 2019, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,
	2020	2019
	(in thousands)
Interest rate contracts	$454	$1,071
Total	$454	$1,071

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Six Months Ended June 30,
	2020	2019
	(in thousands)
Interest rate contracts	$3,772	$1,684
Total	$3,772	$1,684

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the period ended June 30, 2020.

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
6.  Income Taxes

Income tax expense for the three and six months ended June 30, 2020 was $4.4 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 44.8% and 47.1%, respectively. Income tax expense for the three and six months ended June 30, 2019 was $4.8 million and $11.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 22.1% and 23.7%, respectively. The increase in the effective tax rate was predominantly due to the executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, state taxes, the amount of executive compensation exceeding $1.0 million as defined in IRS code Section 162(m) and numerous other factors, including changes in tax law.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act permits employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The law permits employers instead to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company chose to take advantage of the relief provided and as of June 30, 2020 has $0.1 million of deferred payroll tax liabilities.

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

•
Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2020 and December 31, 2019 was estimated to have a fair value of approximately $171.3 million and $39.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•
Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2020 and December 31, 2019 was estimated to have a fair value of approximately $1,498.8 million and $1,262.6 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2020 and December 31, 2019, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value of $5.4 million and $1.7 million representing a net liability as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020 and 2019, $0.6 million and $(0.4) million was recorded as interest expense.

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

	Total Losses
	Six Months Ended June 30,
	2020	2019
	(in thousands)
Equipment held for lease	$9,056	$4,367
Equipment held for sale	70	—
Total	$9,126	$4,367

A write-down of $9.1 million was recorded during the six months ended June 30, 2020 due to a management decision to monetize five engines either by sale to a third party or for part-out, in which the net book values exceeded the estimated proceeds, and two engines as a result of our impairment analysis. As of June 30, 2020, included within equipment held for lease and equipment held for sale was $30.5 million in remaining book values of twelve engines which were previously written down.

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

There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the three months ended June 30, 2020. There were no anti-dilutive shares during the three months ended June 30, 2019. There were none and two thousand anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$4,540	$16,144	$7,995	$36,200

Basic weighted average common shares outstanding	6,012	5,866	5,936	5,823
Potentially dilutive common shares	86	195	175	197
Diluted weighted average common shares outstanding	6,098	6,061	6,111	6,020

Basic weighted average earnings per common share	$0.76	$2.75	$1.35	$6.22
Diluted weighted average earnings per common share	$0.74	$2.66	$1.31	$6.01

9. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During the six months ended June 30, 2020 the Company repurchased a total of 54,626 shares of common stock for approximately $1.5 million at a weighted average price of $27.29 per share. During the six months ended June 30, 2019, the Company repurchased a total of 72,324 shares of common stock for approximately $3.6 million at a weighted average price of $49.29 per share. At June 30, 2020, approximately $54.9 million is available to purchase shares under the plan.

Subsequent to quarter end, and given the continued market conditions, the Company terminated its 10b5-01 plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2020 and 2019, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 12 in the 2019 Form 10-K.
10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$703	$1,143	$1,728	$2,402
2018 Stock Incentive Plan	2,237	975	3,297	975
Employee Stock Purchase Plan	75	4	107	10
Total Stock Compensation Expense	$3,015	$2,122	$5,132	$3,387

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of June 30, 2020, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under the 2018 Plan, a total of 800,000 shares are authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service and performance-based vesting, typically between one and three years, where a specific period of continued employment or service must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of June 30, 2020, the Company had granted 587,000 RSAs under the 2018 Plan and had 307,596 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the six months ended June 30, 2020:

Shares
Balance as of December 31, 2019	505,467
Shares granted	307,600
Shares forfeited	—
Shares vested	(229,414)
Balance as of June 30, 2020	583,653

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the six months ended June 30, 2020 and 2019, 3,892 and 6,732 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$38,454	$—	$—	$38,454
Maintenance reserve revenue	29,986	—	—	29,986
Spare parts and equipment sales	102	2,753	—	2,855
Loss on sale of leased equipment	(700)	—	—	(700)
Other revenue	4,387	28	(27)	4,388
Total revenue	72,229	2,781	(27)	74,983

Expenses:
Depreciation and amortization expense	23,739	25	—	23,764
Cost of spare parts and equipment sales	4	2,644	—	2,648
Write-down of equipment	6,997	—	—	6,997
General and administrative	14,808	420	—	15,228
Technical expense	1,468	—	—	1,468
Net finance costs:
Interest expense	16,089	—	—	16,089
Loss on debt extinguishment	—	—	—	—
Total finance costs	16,089	—	—	16,089
Total expenses	63,105	3,089	—	66,194
Earnings from operations	$9,124	$(308)	$(27)	$8,789

Three Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$45,025	$—	$—	$45,025
Maintenance reserve revenue	26,475	—	—	26,475
Spare parts and equipment sales	266	14,320	—	14,586
Gain on sale of leased equipment	5,120	—	—	5,120
Other revenue	4,583	31	(23)	4,591
Total revenue	81,469	14,351	(23)	95,797

Expenses:
Depreciation and amortization expense	20,023	20	—	20,043
Cost of spare parts and equipment sales	252	12,333	—	12,585
Write-down of equipment	3,262	—	—	3,262
General and administrative	19,919	1,470	—	21,389
Technical expense	1,407	—	—	1,407
Net finance costs:
Interest expense	16,781	—	—	16,781
Loss on debt extinguishment	220	—	—	220
Total finance costs	17,001	—	—	17,001
Total expenses	61,864	13,823	—	75,687
Earnings from operations	$19,605	$528	$(23)	$20,110

Six Months Ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$84,849	$—	$—	$84,849
Maintenance reserve revenue	50,514	—	—	50,514
Spare parts and equipment sales	1,327	10,633	—	11,960
Gain on sale of leased equipment	1,367	—	—	1,367
Other revenue	7,896	267	(261)	7,902
Total revenue	145,953	10,900	(261)	156,592

Expenses:
Depreciation and amortization expense	47,114	40	—	47,154
Cost of spare parts and equipment sales	152	9,184	—	9,336
Write-down of equipment	9,126	—	—	9,126
General and administrative	33,350	1,445	—	34,795
Technical expense	2,595	—	—	2,595
Net finance costs:
Interest expense	31,785	—	—	31,785
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	36,473	—	—	36,473
Total expenses	128,810	10,669	—	139,479
Earnings from operations	$17,143	$231	$(261)	$17,113

Six Months Ended June 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$93,394	$—	$—	$93,394
Maintenance reserve revenue	51,825	—	—	51,825
Spare parts and equipment sales	2,751	29,337	—	32,088
Gain on sale of leased equipment	14,690	—	—	14,690
Other revenue	7,561	125	(117)	7,569
Total revenue	170,221	29,462	(117)	199,566

Expenses:
Depreciation and amortization expense	40,259	42	—	40,301
Cost of spare parts and equipment sales	2,088	24,909	—	26,997
Write-down of equipment	4,367	—	—	4,367
General and administrative	39,893	2,936	—	42,829
Technical expense	3,194	1	—	3,195
Net finance costs:
Interest expense	34,660	—	—	34,660
Loss on debt extinguishment	220	—	—	220
Total finance costs	34,880	—	—	34,880
Total expenses	124,681	27,888	—	152,569
Earnings from operations	$45,540	$1,574	$(117)	$46,997
______________________________
(1) Represents revenue generated between our operating segments.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2020	$2,163,689	$45,882	$—	$2,209,571
Total assets as of December 31, 2019	$1,898,313	$42,295	$—	$1,940,608

12. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.3 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.1 million during the six months ended June 30, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company sold five aircraft to WMES for $75.5 million.

There were no aircraft or engine sales to CASC Willis during the six months ended June 30, 2020 or 2019.
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

Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2020, all of our leases were operating leases with the exception of eight leases entered into during 2020 and two leases entered into during 2019 which are classified as notes receivable under Accounting Standards Codification (“ASC”) 842. As of June 30, 2020, we had 71 lessees in 43 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2020, our $1,653.7 million equipment held for operating lease portfolio consisted of 264 engines, 10 aircraft, 10 other leased parts and equipment and one marine vessel. As of June 30, 2020, we also managed 402 engines, aircraft and related equipment on behalf of other parties.

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

COVID-19 Impact

As a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to our Company, not all of which we are able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause our lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of our customers to go out of business, and limit the ability of our personnel to travel to customers and potential customers, all of which could adversely affect our business, results of operations, and financial condition. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed an interim impairment analysis during the second quarter of 2020. The results of the analysis indicated the carrying values of two engines were in excess of their respective fair value, and the Company therefore recorded an additional $0.5 million impairment associated with these two engines. Additionally, as of June 30, 2020, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $3.1 million during the second quarter of 2020.The COVID-19 pandemic is affecting our operations in the third quarter, and may continue to do so indefinitely thereafter, and to a lesser extent had an impact on our first and second quarter results as noted below.

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

Results of Operations
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Revenue is summarized as follows:

	Three Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$38,454	$45,025	(14.6)%
Maintenance reserve revenue	29,986	26,475	13.3%
Spare parts and equipment sales	2,855	14,586	(80.4)%
(Loss) Gain on sale of leased equipment	(700)	5,120	(113.7)%
Other revenue	4,388	4,591	(4.4)%
Total revenue	$74,983	$95,797	(21.7)%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $6.6 million, or 14.6%, to $38.5 million in the three months ended June 30, 2020 from $45.0 million for the three months ended June 30, 2019. The decrease is primarily due to lower average utilization and rent concessions given during the second quarter of 2020, directly related to impacts of the COVID-19 pandemic, when compared to the prior year period. During the three months ended June 30, 2020, we purchased equipment (including capitalized costs) totaling $1.3 million, which consisted of other parts and equipment purchased for our lease portfolio. During the three months ended June 30, 2019, we purchased equipment (including capitalized costs) totaling $53.1 million, which primarily consisted of four engines purchased for our lease portfolio.
One customer accounted for 11.6% of total lease rent revenue during the six months ended June 30, 2020 and one customer accounted for 10.9% of total lease rent revenue during the six months ended June 30, 2019.
The aggregate net book value of equipment held for lease at June 30, 2020 and 2019, was $1,653.7 million and $1,603.2 million, respectively, an increase of 3.2% due to the purchases of new engines. Average utilization (based on net book value) was approximately 86% and 88% for the three months ended June 30, 2020 and 2019, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $3.5 million, or 13.3%, to $30.0 million for the three months ended June 30, 2020 from $26.5 million for the three months ended June 30, 2019. Long-term maintenance revenue, which is influenced by end of lease compensation, was $27.2 million for the three months ended June 30, 2020 compared to $6.7 million in the comparable prior period. "Non-reimbursable" maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $2.8 million of short-term maintenance revenues compared to $19.8 million in the comparable prior period, resulting from the decline in global flight traffic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $11.7 million, to $2.9 million for the three months ended June 30, 2020 compared to $14.6 million for the three months ended June 30, 2019. Spare parts sales for the three months ended June 30, 2020 were $2.9 million compared to $14.3 million in the same period of 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by the impacts of the COVID-19 pandemic. There were no equipment sales for the three months ended June 30, 2020 compared to $0.3 million for the sale of one equipment package in the comparable period of 2019.
(Loss) Gain on Sale of Leased Equipment. During the three months ended June 30, 2020, we sold three engines and two airframes from the lease portfolio for a net loss of $(0.7) million. During the three months ended June 30, 2019, we sold five engines and one airframe from the lease portfolio for a net gain of $5.1 million.
Other Revenue.  Other revenue decreased by $0.2 million, to $4.4 million in the three months ended June 30, 2020 from $4.6 million in the three months ended June 30, 2019. The decrease in the second quarter of 2020 compared to the prior year period primarily reflects the decrease in fees earned related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.7 million, or 18.6%, to $23.8 million for the three months ended June 30, 2020 compared to $20.0 million for the three months ended June 30, 2019. The increase reflects the larger net book value of the lease portfolio, from the purchase of other parts and equipment, and the change in mix of portfolio to new generation engines, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $9.9 million, or 79.0%, to $2.6 million for the three months ended June 30, 2020 compared to $12.6 million for the three months ended June 30, 2019. Cost of spare parts sales for the three months ended June 30, 2020 was $2.6 million compared to $12.3 million in the comparable prior year period due to lower spare parts sales driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. There was no cost of equipment sales for the three months ended June 30, 2020 compared to $0.3 million for the prior year period.
Write-down of Equipment. Write-down of equipment was $7.0 million for the three months ended June 30, 2020, primarily reflecting the write-down of five engines, two of which resulted from the Company's interim impairment analysis which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million. Write-down of equipment was $3.3 million for the three months ended June 30, 2019, reflecting the write-down of two engines.
General and Administrative Expenses. General and administrative expenses decreased by $6.2 million, or 28.8%, to $15.2 million for the three months ended June 30, 2020 compared to $21.4 million for the three months ended June 30, 2019. The decrease primarily reflects no bonus accrual in the current period due to year to date operating performance as well as the effect of reduced business travel spending and the procurement of outside services.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $0.1 million, or 4.3%, to $1.5 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019. The increase primarily reflects an increase of $0.2 million in technical repairs partly offset by a decrease of $0.1 million in technical support services.
Net Finance Costs. Net finance costs decreased $0.9 million to $16.1 million for the three months ended June 30, 2020 compared to $17.0 million for the three months ended June 30, 2019. The decrease was primarily due to lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period. Debt obligations outstanding, net of unamortized debt issuance costs, as of June 30, 2020 and 2019, were $1,520.2 million and $1,285.6 million, respectively. After adjustment for interest rate derivative instruments, $353.0 million and $297.0 million as of June 30, 2020 and 2019, respectively, were tied to one-month LIBOR. As of June 30, 2020 and 2019, we held $200 million and $100 million of interest rate derivative instruments on this debt. As of June 30, 2020 and 2019, one-month LIBOR was 0.16% and 2.39% respectively.
Income Tax Expense.  Income tax expense was $4.4 million for the three months ended June 30, 2020 compared to $4.8 million for the three months ended June 30, 2019. The effective tax rate for the second quarter of 2020 was 44.8% compared to 22.1% in the prior year period. The increase in the effective tax rate was predominantly due to Section 162(m) limitation.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Revenue is summarized as follows:

	Six Months Ended June 30,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$84,849	$93,394	(9.1)%
Maintenance reserve revenue	50,514	51,825	(2.5)%
Spare parts and equipment sales	11,960	32,088	(62.7)%
Gain on sale of leased equipment	1,367	14,690	(90.7)%
Other revenue	7,902	7,569	4.4%
Total revenue	$156,592	$199,566	(21.5)%

Lease Rent Revenue. Lease rent revenue decreased by $8.5 million, or 9.1%, to $84.8 million for the six months ended June 30, 2020, compared to $93.4 million for the six months ended June 30, 2019. The decrease is primarily due to lower utilization and rent concessions given during the first half of 2020, directly related to the COVID-19 pandemic, when compared to the prior year period. During the six months ended June 30, 2020, we purchased equipment (including capitalized costs) totaling $77.0 million, which primarily consisted of four engines and other parts and equipment purchased for our lease portfolio. During the six months ended June 30, 2019, we purchased equipment (including capitalized costs) totaling $145.3 million, which primarily included nine engines, four aircraft, and one marine vessel purchased for our lease portfolio.

The aggregate net book value of equipment held for lease at June 30, 2020 and 2019, was $1,653.7 million and $1,603.2 million, respectively, an increase of 3.2% due to the purchases of new engines. Average utilization (based on net book value) was approximately 86% and 88% for the six months ended June 30, 2020 and 2019, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $1.3 million, or 2.5%, to $50.5 million for the six months ended June 30, 2020 from $51.8 million for the six months ended June 30, 2019. Long-term maintenance revenue, which is influenced by end of lease compensation, was $35.8 million for the six months ended June 30, 2020 compared to $14.5 million in the comparable prior period. Engines out on lease with “non-reimbursable” usage fees generated $14.7 million of short-term maintenance revenues compared to $37.4 million in the comparable prior period, resulting from the decline in global flight traffic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $20.1 million, or 62.7%, to $12.0 million for the six months ended June 30, 2020 compared to $32.1 million in the prior year period.  Spare parts sales for the six months ended June 30, 2020 were $11.1 million, compared to $29.4 million in the comparable period in 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by impacts of the COVID-19 pandemic. Equipment sales for the six months ended June 30, 2020 were $0.9 million for the sale of one engine compared to $2.7 million for the sale of an airframe and one equipment package in the comparable period of 2019.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2020, we sold 10 engines and two airframes from the lease portfolio for a net gain of $1.4 million. During the six months ended June 30, 2019 we sold 11 engines, six aircraft and three airframes for a net gain of $14.7 million.

Other Revenue.  Other revenue increased by $0.3 million, or 4.4%, to $7.9 million for the six months ended June 30, 2020 from $7.6 million for the six months ended June 30, 2019. The increase primarily reflects $2.8 million increase in interest revenue from our notes receivable, partly offset by $2.5 million decrease in service related fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.9 million, or 17.0%, to $47.2 million for the six months ended June 30, 2020 compared to $40.3 million for the six months ended June 30, 2019. The increase reflects the larger net book value of the lease portfolio, from the purchase of four engines and other parts and equipment, and the change in mix of portfolio, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $17.7 million, or 65.4%, to $9.3 million for the six months ended June 30, 2020 compared to $27.0 million for the six months ended June 30, 2019. Cost of spare parts for the six months ended June 30, 2020 were $9.2 million compared to $24.9 million in the prior year period due to lower spare parts sales driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. Cost of equipment sales for the six months ended June 30, 2020 was $0.1 million compared to $2.1 million in the prior year period.

Write-down of Equipment. Write-down of equipment was $9.1 million for the six months ended June 30, 2020, primarily reflecting the write-down of seven engines, two of which resulted from the Company's interim impairment analysis which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million. Write-down of equipment was $4.4 million for the six months ended June 30, 2019 reflecting the write-down of four engines.

General and Administrative Expenses. General and administrative expenses decreased by $8.0 million, or 18.8%, to $34.8 million for the six months ended June 30, 2020 compared to $42.8 million for the six months ended June 30, 2019. The decrease primarily reflects no bonus accrual in the current period due to operating performance as well as the effect of reduced business travel spending and the procurement of outside services.

Technical Expense. Technical expense decreased by $0.6 million, or 18.8%, to $2.6 million for the six months ended June 30, 2020 compared to $3.2 million for the six months ended June 30, 2019. The decrease reflects a decrease in technical support services driven by lower industry wide demand due to impacts of the COVID-19 pandemic.

Net Finance Costs. Net finance costs increased to $36.5 million for the six months ended June 30, 2020 compared to $34.9 million for the six months ended June 30, 2019. The increase was primarily due to a loss on debt extinguishment of $4.7 million, partly offset by lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period.

Income Tax Expense.  Income tax expense was $8.6 million for the six months ended June 30, 2020 compared to $11.8 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 47.1% compared to 23.7% in the prior year period. The increase in the effective tax rate was predominantly due to Section 162(m) limitation.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2020, the Company had $171.4 million of cash, cash equivalents and restricted cash, of which $100.1 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $690.2 million and $169.1 million for the six months ended June 30, 2020 and 2019, respectively, was derived from our borrowing activities. In these same time periods, $419.5 million and $220.7 million, respectively, was used to pay down related debt.

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
Cash Flows Discussion
Cash flows provided by operating activities was $43.0 million and $91.5 million for the six months ended June 30, 2020 and 2019, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 84% and 86%, by book value, of our assets were on-lease as of June 30, 2020 and December 31, 2019, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2020 and 2019 was approximately 86% and 88%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $193.7 million for the six months ended June 30, 2020 and primarily reflected $136.0 million for eight leases entered into during the first half of 2020 which are classified as notes receivable under ASU 2016-02, Leases (Topic 842) and $77.0 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.7 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities was $24.5 million in the six months ended June 30, 2019, and primarily reflected $145.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $30.8 million related to two leases entered into during the first quarter of 2019 which are classified as notes receivables under ASU 2016-02, Lease (Topic 842), partly offset by $158.0 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities was $258.5 million for the six months ended June 30, 2020 and primarily reflected $690.2 million in proceeds from debt obligations, partially offset by $419.5 million in principal payments and $8.2 million in debt issuance and prepayment costs. Cash flows used in financing activities was $60.9 million for the six months ended June 30, 2019 and primarily reflected $220.7 million in principal payments and $3.6 million in share repurchases, partly offset by $169.1 million in proceeds from the issuance of debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2020 and 2019, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance

In March 2020, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V will acquire from WLFC pursuant to an asset purchase agreement.

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

At June 30, 2020, debt obligations consisted of loans totaling $1,520.2 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.9%% and 6.7%%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2020, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2020, we were in compliance with the covenants specified in the WEST III, WEST IV and WEST V indentures, servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2020:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,541,144	$51,875	$113,006	$659,267	$716,996
Interest payments under debt obligations	277,751	50,896	94,374	76,022	56,459
Operating lease obligations	3,964	964	1,566	717	717
Purchase obligations	459,274	—	459,274	—	—
Total	$2,282,133	$103,735	$668,220	$736,006	$774,172

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2020 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2020, $559.7 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $3.6 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2020 and 2019, respectively, 79% of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and the risk factor below.

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak, and COVID-19 related impacts could have a material adverse effect on the Company's business, operating results and financial condition.

As a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that could persist and result in reduced demand for air travel for the foreseeable future. We have experienced, and expect to continue to experience, diminished demand for leases of our engines and aircraft as a result of the COVID-19 pandemic, which has significantly disrupted domestic and international passenger airline travel. These COVID-19 pandemic-related impacts have, in the aggregate, had a material adverse impact on our business, results of operations and financial condition. For example, in the second quarter of fiscal 2020, our lease rent revenue decreased by $6.6 million, or 14.6%, and our spare parts and equipment sales declined by $11.6 million, or 80%, compared to the same period in fiscal 2019. We also wrote down $0.5 million with respect to equipment as a result of impacts from COVID-19. We are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus pandemic, the incidents and extent of outbreaks, the availability and effectiveness of treatments for COVID-19, and the timing and extent that passenger airline travel will increase and recover to levels before the pandemic. Potential challenges for our Company include further declines in the values of aircraft, engines and related aircraft equipment in our portfolio, lower market rents for engines and aircraft offered for lease by us, and continued and further reductions in demand by potential and existing customers for additional or replacement engines offered by us. In addition, the significant cash flow issues faced by airlines, including some of our customers, may cause some of our customers to be unable to timely meet their lease obligations to us or go out of business. Any nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on our ability to fund our ongoing operations as well as cause defaults under our debt obligations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to a lingering economic recession or any resulting depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and may adversely affect our ability to access capital markets. In addition, COVID-19 related impacts may also have the effect of heightening other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Common stock repurchases, under our authorized plan, in the three months ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Share Purchased as Part of the Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except shares and per share data)
April 2020	—	$—	—	$56,435
May 2020	—	$—	—	$56,435
June 2020	54,626	$27.29	54,626	$54,944
Total	54,626	$27.29	54,626	$54,944

Subsequent to quarter end, and given the continued market conditions, the Company terminated its 10b5-01 plan.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Date: August 6, 2020

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Finance and Accounting Officer)