Form 10-Q
period 2020-09-30
WILLIS LEASE FINANCE CORP
filed 2020-11-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of November 2, 2020 was 5,975,111.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019	6

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the three and nine months ended September 30, 2020 and 2019	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020, this quarterly report on Form 10-Q for the three and nine months ended September 30, 2020, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$91,485	$6,720
Restricted cash	66,373	56,948
Equipment held for operating lease, less accumulated depreciation of $437,557 and $414,835 at September 30, 2020 and December 31, 2019, respectively	1,616,513	1,650,918
Maintenance rights	767	3,133
Equipment held for sale	2,843	120
Receivables, net of allowances of $2,006 and $1,730 at September 30, 2020 and December 31, 2019, respectively	42,244	24,059
Spare parts inventory	54,986	41,759
Investments	53,673	57,936
Property, equipment & furnishings, less accumulated depreciation of $10,716 and $8,666 at September 30, 2020 and December 31, 2019, respectively	32,155	31,520
Intangible assets, net	1,261	1,312
Notes receivable	159,627	38,145
Other assets	27,296	28,038
Total assets (1)	$2,149,223	$1,940,608

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,086	$45,648
Deferred income taxes	121,053	110,418
Debt obligations	1,462,730	1,251,006
Maintenance reserves	96,210	106,870
Security deposits	21,209	20,569
Unearned revenue	6,939	6,121
Total liabilities (2)	1,735,227	1,540,632

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2020 and December 31, 2019, respectively)	49,701	49,638

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,559 and 6,356 shares issued at September 30, 2020 and December 31, 2019, respectively)	66	64
Paid-in capital in excess of par	10,524	4,557
Retained earnings	359,104	348,965
Accumulated other comprehensive loss, net of income tax benefit of $1,508 and $896 at September 30, 2020 and December 31, 2019, respectively	(5,399)	(3,248)
Total shareholders’ equity	364,295	350,338
Total liabilities, redeemable preferred stock and shareholders' equity	$2,149,223	$1,940,608
_____________________________
(1)Total assets at September 30, 2020 and December 31, 2019, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Cash nil and $134; Restricted cash $66,317 and $56,523; Equipment $1,081,757 and $1,004,851; Maintenance Rights $767 and $3,133; Inventory $4,367 and $2,832; and Other assets $1,240  and $668, respectively.
(2)Total liabilities at September 30, 2020 and December 31, 2019, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $935,064 and $842,996, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Lease rent revenue	$30,025	$49,090	$114,874	$142,484
Maintenance reserve revenue	32,302	39,173	82,816	90,998
Spare parts and equipment sales	2,888	24,409	14,848	56,497
Gain on sale of leased equipment	—	4,589	1,367	19,279
Other revenue	5,398	3,105	13,300	10,674
Total revenue	70,613	120,366	227,205	319,932

EXPENSES
Depreciation and amortization expense	24,022	22,736	71,176	63,037
Cost of spare parts and equipment sales	4,125	20,195	13,461	47,192
Write-down of equipment	5,245	6,954	14,371	11,321
General and administrative	16,461	23,257	51,256	66,086
Technical expense	827	1,739	3,422	4,934
Net finance costs:
Interest expense	15,351	16,572	47,136	51,232
Loss on debt extinguishment	—	—	4,688	220
Total net finance costs	15,351	16,572	51,824	51,452
Total expenses	66,031	91,453	205,510	244,022

Earnings from operations	4,582	28,913	21,695	75,910
Earnings from joint ventures	1,457	2,165	2,612	4,787
Income before income taxes	6,039	31,078	24,307	80,697
Income tax expense	3,055	7,005	11,665	18,771
Net income	2,984	24,073	12,642	61,926
Preferred stock dividends	819	820	2,440	2,431
Accretion of preferred stock issuance costs	21	21	63	63
Net income attributable to common shareholders	$2,144	$23,232	$10,139	$59,432

Basic weighted average earnings per common share	$0.36	$3.97	$1.70	$10.19
Diluted weighted average earnings per common share	$0.35	$3.81	$1.66	$9.83

Basic weighted average common shares outstanding	5,972	5,847	5,948	5,831
Diluted weighted average common shares outstanding	6,071	6,094	6,098	6,045
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,984	$24,073	$12,642	$61,926
Other comprehensive income (loss):
Currency translation adjustment	551	(455)	325	(489)
Unrealized gain (loss) on derivative instruments	684	(223)	(3,088)	(1,907)
Net gain (loss) recognized in other comprehensive income (loss)	1,235	(678)	(2,763)	(2,396)
Tax (expense) benefit related to items of other comprehensive income (loss)	(273)	153	612	541
Other comprehensive income (loss)	962	(525)	(2,151)	(1,855)
Total comprehensive income	$3,946	$23,548	$10,491	$60,071

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended September 30, 2020 and 2019
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868
Net income	—	—	—	—	—	2,984	—	2,984
Net unrealized gain from currency translation adjustment, net of tax expense of $122	—	—	—	—	—	—	429	429
Net unrealized gain from derivative instruments, net of tax expense of $151	—	—	—	—	—	—	533	533
Shares repurchased	—	—	(1)	—	(20)	—	—	(20)
Shares issued under stock compensation plans	—	—	8	—	228	—	—	228
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,113	—	—	3,113
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2020	2,500	$49,701	6,559	$66	$10,524	$359,104	$(5,399)	$364,295

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at June 30, 2019	2,500	$49,596	6,350	$64	$—	$321,577	$(1,228)	$320,413
Net income	—	—	—	—	—	24,073	—	24,073
Net unrealized loss from currency translation adjustment, net of tax benefit of $103	—	—	—	—	—	—	(352)	(352)
Net unrealized loss from derivative instruments, net of tax benefit of $50	—	—	—	—	—	—	(173)	(173)
Shares issued under stock compensation plans	—	—	7	—	172	—	—	172
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,201	—	—	2,201
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(820)	—	(820)
Balances at September 30, 2019	2,500	$49,617	6,357	$64	$2,373	$344,809	$(1,753)	$345,493

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Nine months ended September 30, 2020 and 2019
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	12,642	—	12,642
Net unrealized gain from currency translation adjustment, net of tax expense of $72	—	—	—	—	—	—	253	253
Net unrealized loss from derivative instruments, net of tax benefit of $684	—	—	—	—	—	—	(2,404)	(2,404)
Shares repurchased	—	—	(56)	—	(1,510)	—	—	(1,510)
Shares issued under stock compensation plans	—	—	319	3	425	—	—	428
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(60)	(1)	(1,193)	—	—	(1,194)
Stock-based compensation expense, net of forfeitures	—	—	—	—	8,245	—	—	8,245
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.98 per share)	—	—	—	—	—	(2,440)	—	(2,440)
Balances at September 30, 2020	2,500	$49,701	6,559	$66	$10,524	$359,104	$(5,399)	$364,295

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	61,926	—	61,926
Net unrealized loss from currency translation adjustment, net of tax benefit of $110	—	—	—	—	—	—	(378)	(378)
Net unrealized loss from derivative instruments, net of tax benefit of $431	—	—	—	—	—	—	(1,477)	(1,477)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	290	3	332	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(37)	—	(1,460)	—	—	(1,460)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,588	—	—	5,588
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at September 30, 2019	2,500	$49,617	6,357	$64	$2,373	$344,809	$(1,753)	$345,493

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,642	$61,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,176	63,037
Write-down of equipment	14,371	11,321
Stock-based compensation expenses	8,245	5,588
Amortization of deferred costs	3,984	4,965
Allowances and provisions	280	348
Gain on sale of leased equipment	(1,367)	(19,279)
Income from joint ventures	(2,612)	(4,787)
Loss on debt extinguishment	4,688	220
Loss on sale of note receivable	79	—
Loss on disposal of property, equipment and furnishings	—	36
Deferred income taxes	11,248	19,234
Changes in assets and liabilities:
Receivables	(18,464)	(10,968)
Distributions received from joint ventures	7,200	3,300
Inventory	5,737	23,448
Other assets	355	(1,262)
Accounts payable and accrued expenses	(19,092)	891
Maintenance reserves	(10,660)	14,914
Security deposits	520	(2,604)
Unearned revenue	(4,862)	489
Net cash provided by operating activities	83,468	170,817

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	17,665	189,054
Proceeds from sale of note receivable	8,431	—
Issuance of notes receivable	(135,955)	(42,857)
Payments received on notes receivable	6,083	1,776
Capital contributions to joint ventures	—	(5,013)
Purchase of equipment held for operating lease	(82,027)	(220,828)
Purchase of property, equipment and furnishings	(2,719)	(4,971)
Net cash used in investing activities	(188,522)	(82,839)

Cash flows from financing activities:
Proceeds from debt obligations	690,200	261,120
Debt issuance costs	(6,065)	(2,840)
Principal payments on debt obligations	(477,802)	(340,334)
Debt prepayment costs	(2,373)	—
Proceeds from shares issued under stock compensation plans	428	335
Cancellation of restricted stock units in satisfaction of withholding tax	(1,194)	(1,460)
Repurchase of common stock	(1,510)	(3,567)
Preferred stock dividends	(2,440)	(2,458)
Net cash provided by (used in) financing activities	199,244	(89,204)
Increase (Decrease) in cash, cash equivalents and restricted cash	94,190	(1,226)
Cash, cash equivalents and restricted cash at beginning of period	63,668	81,949
Cash, cash equivalents and restricted cash at end of period	$157,858	$80,723
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$41,317	$48,545
Income Taxes	$374	$302

Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$(5,680)	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$2,793	$9,988
Transfers from Equipment held for operating lease to Spare parts inventory	$18,964	$19,242
Accrued preferred stock dividends	$—	$27
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2019 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2020.

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and the inputs into management's estimates and judgment consider the economic implications of the COVID-19 pandemic on the Company's critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowance for doubtful accounts, inventory and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. In the third quarter of 2020, 13% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of the Company's partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. In addition to the impacts described below, dramatically lower demand for air travel in turn presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause the Company's lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of the Company’s customers to go out of business, and limit the ability of the Company’s personnel to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report, we believe our cash liquidity, equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed a quarterly interim impairment analysis during 2020. The results of the analysis indicated no additional impairments in the third quarter of 2020 and $0.5 million additional impairment in the nine months ended September 30, 2020 for two engines having net book values in excess of their respective fair value. During the three and nine months ended September 30, 2020, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year periods. Additionally, as of September 30, 2020, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $2.1 million during the third quarter of 2020 and $5.2 million year-to-date 2020. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. As such, the rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Three months ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$65,381	$—	$—	$65,381
Spare parts and equipment sales	115	3,000	(227)	2,888
Managed services	2,382	—	—	2,382
Other revenue	(39)	35	(34)	(38)
Total revenue	$67,839	$3,035	$(261)	$70,613

Three Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$89,145	$—	$—	$89,145
Spare parts and equipment sales	9,583	14,826	—	24,409
Gain on sale of leased equipment	4,589	—	—	4,589
Managed services	2,181	—	—	2,181
Other revenue (2)	35	72	(65)	42
Total revenue	$105,533	$14,898	$(65)	$120,366

Nine months ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$204,437	$—	$—	$204,437
Spare parts and equipment sales	1,442	13,633	(227)	14,848
Gain on sale of leased equipment	1,367	—	—	1,367
Managed services	6,508	—	—	6,508
Other revenue	38	302	(295)	45
Total revenue	$213,792	$13,935	$(522)	$227,205

Nine months ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue (2)	$235,307	$—	$—	$235,307
Spare parts and equipment sales	12,334	44,163	—	56,497
Gain on sale of leased equipment	19,279	—	—	19,279
Managed services	8,263	—	—	8,263
Other revenue (2)	571	197	(182)	586
Total revenue	$275,754	$44,360	$(182)	$319,932
_____________________________
(1)Represents revenue generated between our reportable segments.
(2)Certain amounts have been reclassified to conform with the classification as of September 30, 2020.
One customer accounted for 12.2% of total lease rent revenue during the nine months ended September 30, 2020. No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2019.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company - Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of September 30, 2020, WMES owned a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $296.7 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2020, CASC Willis owned a lease portfolio of four engines with a net book value of $48.7 million.

Nine Months Ended September 30, 2020	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2019	$44,134	$13,802	$57,936
Earnings from joint ventures	1,981	631	2,612
Distribution	(7,200)	—	(7,200)
Foreign currency translation adjustment	—	325	325
Investment in joint ventures as of September 30, 2020	$38,915	$14,758	$53,673

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.4 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2020, the Company sold one note receivable, as classified under Accounting Standards Codification (“ASC”) 842, to WMES for $8.4 million. The sale resulted in a loss on sale of $0.1 million recorded to Other Revenue on the Condensed Consolidated Statement of Income and reflected as an operating activity within the Consolidated Statement of Cash Flows. The Company has continuing involvement in the asset under a pre-existing management arrangement and has separately recorded the related management fee income, which is a benefit equal to adequate compensation for servicing the engine, to Other Revenue on the Condensed Consolidated Statement of Income and reflected as an operating activity within the Consolidated Statement of Cash Flows. Additionally, the proceeds received for the sale of the note receivable is reflected as an investing activity within the Consolidated Statement of Cash Flows.

During the nine months ended September 30, 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during the nine months ended September 30, 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly owned subsidiary of the Company, for $2.6 million.

There were no aircraft or engine sales to CASC Willis during the nine months ended September 30, 2020 or 2019.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue	$9,610	$13,007	$29,525	$36,144
Expenses	7,539	10,076	25,718	28,436
WMES net income	$2,071	$2,931	$3,807	$7,708

	September 30, 2020	December 31, 2019
	(in thousands)
Total assets	$310,722	$322,606
Total liabilities	225,761	227,052
Total WMES net equity	$84,961	$95,554

4.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.38% at September 30, 2020, secured by engines. The facility has a committed amount of $1.0 billion at September 30, 2020, which revolves until the maturity date of June 2024	$518,000	$397,000
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	296,101	—
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	41,152	—
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	19,781	—
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	283,651	307,014
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	40,522	43,859
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	235,790	257,754
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	33,719	36,860
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, repaid in March 2020, secured by engines	—	211,572
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at September 30, 2020, maturing in July 2022, secured by engines	6,429	7,286
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	7,722	9,124
	1,482,867	1,270,469
Less: unamortized debt issuance costs	(20,137)	(19,463)
Total debt obligations	$1,462,730	$1,251,006

One-month LIBOR was 0.15% and 1.76% as of September 30, 2020 and December 31, 2019, respectively. Three-month LIBOR was 0.23% and 1.91% as of September 30, 2020 and December 31, 2019, respectively.

Principal outstanding at September 30, 2020, is expected to be repayable as follows:

Year	(in thousands)
2020	$14,996
2021	52,529
2022	58,398
2023	53,527
2024	570,693
Thereafter	732,724
Total	$1,482,867

In March 2020, WLFC and its direct, consolidated VIE Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V will acquire from WLFC pursuant to an asset purchase agreement.

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

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also is required to comply with certain negative financial covenants such as prohibitions on liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at September 30, 2020.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $524.4 million and $404.3 million of variable rate borrowings at September 30, 2020 and December 31, 2019, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of September 30, 2020, the Company has two interest rate swap agreements. One interest rate swap agreement was entered into during 2016 which has a notional outstanding amount of $100.0 million, with a remaining term of 7 months as of September 30, 2020. During 2019, the Company entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 45 months as of September 30, 2020. The derivative instruments were designated as cash flow hedges and recorded at fair value.

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

The net fair value of the interest rate swaps were net liabilities of $4.8 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company recorded interest expense of $0.7 million and $(0.1) million during the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $(0.5) million during the nine months ended September 30, 2020 and 2019, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Interest rate contracts	$684	$(223)	$(3,088)	$(1,907)
Total	$684	$(223)	$(3,088)	$(1,907)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the period ended September 30, 2020.

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
6.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2020 was $3.1 million and $11.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 50.6% and 48.0%, respectively. Income tax expense for the three and nine months ended September 30, 2019 was $7.0 million and $18.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 22.5% and 23.3%, respectively. The increase in the effective tax rate was predominantly due to the executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act permits employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The law permits employers instead to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company chose to take advantage of the relief provided and as of September 30, 2020 has $0.2 million of deferred payroll tax liabilities.
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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•Cash and cash equivalents, restricted cash, receivables, and accounts payable: The amounts reported in the accompanying Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2020 and December 31, 2019 was estimated to have a fair value of approximately $160.7 million and $39.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2020 and December 31, 2019 was estimated to have a fair value of approximately $1,333.3 million and $1,262.6 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2020 and December 31, 2019, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value of $4.8 million and $1.7 million representing a net liability as of September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, $1.3 million and $(0.5) million was recorded as interest expense.

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

	Total Losses
	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Equipment held for lease	$14,301	$11,233
Equipment held for sale	70	88
Total	$14,371	$11,321

A write-down of $14.4 million was recorded during the nine months ended September 30, 2020 due to a management decision to monetize 10 engines either by sale to a third party or for part-out, in which the net book values exceeded the estimated proceeds, and two engines as a result of our impairment analysis. As of September 30, 2020, included within equipment held for lease and equipment held for sale was $27.5 million in remaining book values of 14 engines which were previously written down.

A write-down of $11.3 million was recorded during the nine months ended September 30, 2019 for 11 engines due to a management decision to part-out the engines or sell the engines, in which the net book values exceeded the estimated proceeds.
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

There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the three months ended September 30, 2020. There were no anti-dilutive shares during the nine months ended September 30, 2020. There were no anti-dilutive shares during the three and nine months ended September 30, 2019.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$2,144	$23,232	$10,139	$59,432

Basic weighted average common shares outstanding	5,972	5,847	5,948	5,831
Potentially dilutive common shares	99	247	150	214
Diluted weighted average common shares outstanding	6,071	6,094	6,098	6,045

Basic weighted average earnings per common share	$0.36	$3.97	$1.70	$10.19
Diluted weighted average earnings per common share	$0.35	$3.81	$1.66	$9.83

9. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Repurchased shares are immediately retired. During the nine months ended September 30, 2020 the Company repurchased a total of 55,426 shares of common stock for approximately $1.5 million at a weighted average price of $27.24 per share. During the nine months ended September 30, 2019, the Company repurchased a total of 72,324 shares of common stock for approximately $3.6 million at a weighted average price of $49.29 per share. As of July 2, 2020, the Company terminated its 10b5-1 plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2020 and 2019, the Company paid total dividends of $2.4 million and $2.5 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 12 in the 2019 Form 10-K.

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$707	$1,099	$2,435	$3,501
2018 Stock Incentive Plan	2,329	1,071	5,626	2,046
Employee Stock Purchase Plan	77	31	184	41
Total Stock Compensation Expense	$3,113	$2,201	$8,245	$5,588

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and three years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of September 30, 2020, there were no stock options outstanding under the 2007 Plan.

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

As of September 30, 2020, the Company had granted 587,000 RSAs under the 2018 Plan and had 307,596 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the nine months ended September 30, 2020:

Shares
Balance as of December 31, 2019	505,467
Shares granted	307,600
Shares forfeited	—
Shares vested	(229,414)
Balance as of September 30, 2020	583,653

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the nine months ended September 30, 2020 and 2019, 11,418 and 13,663 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$30,025	$—	$—	$30,025
Maintenance reserve revenue	32,302	—	—	32,302
Spare parts and equipment sales	115	3,000	(227)	2,888
Other revenue	5,397	35	(34)	5,398
Total revenue	67,839	3,035	(261)	70,613

Expenses:
Depreciation and amortization expense	23,993	29	—	24,022
Cost of spare parts and equipment sales	2	4,123	—	4,125
Write-down of equipment	5,245	—	—	5,245
General and administrative	15,578	656	227	16,461
Technical expense	827	—	—	827
Net finance costs:
Interest expense	15,351	—	—	15,351
Loss on debt extinguishment	—	—	—	—
Total finance costs	15,351	—	—	15,351
Total expenses	60,996	4,808	227	66,031
Earnings (loss) from operations	$6,843	$(1,773)	$(488)	$4,582

Three Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$49,090	$—	$—	$49,090
Maintenance reserve revenue	39,173	—	—	39,173
Spare parts and equipment sales	9,583	14,826	—	24,409
Gain on sale of leased equipment	4,589	—	—	4,589
Other revenue	3,098	72	(65)	3,105
Total revenue	105,533	14,898	(65)	120,366

Expenses:
Depreciation and amortization expense	22,716	20	—	22,736
Cost of spare parts and equipment sales	7,825	12,370	—	20,195
Write-down of equipment	6,954	—	—	6,954
General and administrative	22,081	1,176	—	23,257
Technical expense	1,739	—	—	1,739
Net finance costs:
Interest expense	16,572	—	—	16,572
Loss on debt extinguishment	—	—	—	—
Total finance costs	16,572	—	—	16,572
Total expenses	77,887	13,566	—	91,453
Earnings from operations	$27,646	$1,332	$(65)	$28,913

Nine Months Ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$114,874	$—	$—	$114,874
Maintenance reserve revenue	82,816	—	—	82,816
Spare parts and equipment sales	1,442	13,633	(227)	14,848
Gain on sale of leased equipment	1,367	—	—	1,367
Other revenue	13,293	302	(295)	13,300
Total revenue	213,792	13,935	(522)	227,205

Expenses:
Depreciation and amortization expense	71,107	69	—	71,176
Cost of spare parts and equipment sales	154	13,307	—	13,461
Write-down of equipment	14,371	—	—	14,371
General and administrative	48,928	2,101	227	51,256
Technical expense	3,422	—	—	3,422
Net finance costs:
Interest expense	47,136	—	—	47,136
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	51,824	—	—	51,824
Total expenses	189,806	15,477	227	205,510
Earnings (loss) from operations	$23,986	$(1,542)	$(749)	$21,695

Nine Months Ended September 30, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$142,484	$—	$—	$142,484
Maintenance reserve revenue	90,998	—	—	90,998
Spare parts and equipment sales	12,334	44,163	—	56,497
Gain on sale of leased equipment	19,279	—	—	19,279
Other revenue	10,659	197	(182)	10,674
Total revenue	275,754	44,360	(182)	319,932

Expenses:
Depreciation and amortization expense	62,975	62	—	63,037
Cost of spare parts and equipment sales	9,913	37,279	—	47,192
Write-down of equipment	11,321	—	—	11,321
General and administrative	61,974	4,112	—	66,086
Technical expense	4,933	1	—	4,934
Net finance costs:
Interest expense	51,232	—	—	51,232
Loss on debt extinguishment	220	—	—	220
Total finance costs	51,452	—	—	51,452
Total expenses	202,568	41,454	—	244,022
Earnings from operations	$73,186	$2,906	$(182)	$75,910
______________________________
(1) Represents revenue generated between our operating segments.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2020	$2,096,376	$52,847	$—	$2,149,223
Total assets as of December 31, 2019	$1,898,313	$42,295	$—	$1,940,608

12. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.4 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2020, the Company sold one note receivable to WMES for $8.4 million. During the nine months ended September 30, 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during the nine months ended September 30, 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly owned subsidiary of the Company, for $2.6 million.

There were no aircraft or engine sales to CASC Willis during the nine months ended September 30, 2020 or 2019.

The Board's independent directors approved the Company's agreement in October of this year to a lease with our CEO, in support of the Company's vessel leasing business. That lease provides for a payment to our CEO of $500/day for the use of his tender in support of our vessel lease to a third-party lessee. In addition, the Company has purchased a hull insurance policy, for our CEO's tender, at a rate of $6,800 per annum, plus a one-time subscriber fee of $695 to insure his tender while in the service of the Company's vessel leasing business.

13. Subsequent Event
On October 30, 2020, the Company entered into a Limited Waiver (the “Waiver”) to its Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”), dated as of June 7, 2019, as amended by Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No.5 to the Security Agreement, dated as of December 13, 2019. The Waiver provides for the partial exclusion for specified periods of certain asset book values in the calculation of customer concentration limits, as such limits are defined in the Amended Credit Agreement.
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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2020, all of our leases were operating leases with the exception of seven leases entered into during 2020 and two leases entered into during 2019 which are classified as notes receivable under Accounting Standards Codification (“ASC”) 842. As of September 30, 2020, we had 68 lessees in 42 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2020, our $1,616.5 million equipment held for operating lease portfolio and $159.6 million notes receivable represented 258 engines, 9 aircraft, 10 other leased parts and equipment and one marine vessel. As of September 30, 2020, we also managed 408 engines, aircraft and related equipment on behalf of other parties.

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

COVID-19 Impact

Throughout the remainder of the year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Additionally, in the third quarter of 2020, 13% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. In addition to the impacts described below, dramatically lower demand for air travel in turn presents significant risks to our Company, not all of which we are able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause our lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of our customers to go out of business, and limit the ability of our personnel to travel to customers and potential customers, all of which could adversely affect our business, results of operations, and financial condition. Due to the impact of recent events, including challenges from declines in market conditions, we have performed a quarterly interim impairment analysis during 2020. The results of the analysis indicated no additional impairments in the third quarter of 2020 and $0.5 million additional impairment in the nine months ended September 2020 for two engines having net book values in excess of their respective fair value. During the three and nine months ended September 30, 2020, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year periods. Additionally, as of September 30, 2020, we have, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $2.1 million during the third quarter of 2020 and $5.2 million year-to-date 2020. The COVID-19 pandemic has materially affected our business and financial results for the nine months ended September 30, 2020 and is affecting our business in the fourth quarter, and may continue to do so indefinitely thereafter.

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
Results of Operations
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Revenue is summarized as follows:

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$30,025	$49,090	(38.8)%
Maintenance reserve revenue	32,302	39,173	(17.5)%
Spare parts and equipment sales	2,888	24,409	(88.2)%
Gain on sale of leased equipment	—	4,589	(100.0)%
Other revenue	5,398	3,105	73.8%
Total revenue	$70,613	$120,366	(41.3)%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $19.1 million, or 38.8%, to $30.0 million in the three months ended September 30, 2020 from $49.1 million for the three months ended September 30, 2019. The decrease is primarily due to lower average utilization and rent concessions given during the third quarter of 2020, directly related to impacts of the COVID-19 pandemic, when compared to the prior year period. During the three months ended September 30, 2020, we purchased equipment (including capitalized costs) totaling $5.0 million, which consisted of other parts and equipment purchased for our lease portfolio. During the three months ended September 30, 2019, we purchased equipment (including capitalized costs) totaling $75.5 million, which primarily consisted of 31 engines and one aircraft purchased for our lease portfolio.
The aggregate net book value of equipment held for lease at September 30, 2020 and 2019, was $1,616.5 million and $1,624.9 million, respectively. Average utilization (based on net book value) was approximately 86% and 89% for the three months ended September 30, 2020 and 2019, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $6.9 million, or 17.5%, to $32.3 million for the three months ended September 30, 2020 from $39.2 million for the three months ended September 30, 2019. Long-term maintenance revenue, which is influenced by end of lease compensation, was $30.6 million for the three months ended September 30, 2020 compared to $19.9 million in the comparable prior period. "Non-reimbursable" maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $1.7 million of short-term maintenance revenues compared to $19.2 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $21.5 million, or 88.2%, to $2.9 million for the three months ended September 30, 2020 compared to $24.4 million for the three months ended September 30, 2019. Spare parts sales for the three months ended September 30, 2020 were $2.9 million compared to $15.0 million in the same period of 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by the impacts of the COVID-19 pandemic. There were no equipment sales for the three months ended September 30, 2020 compared to $9.4 million for the sale of two engines in the comparable period of 2019.
Gain on Sale of Leased Equipment. There was no gain on sale of leased equipment during the three months ended September 30, 2020. During the three months ended September 30, 2019, we sold four engines, one airframe and one aircraft from the lease portfolio for a net gain of $4.6 million.
Other Revenue.  Other revenue increased by $2.3 million, to $5.4 million in the three months ended September 30, 2020 from $3.1 million in the three months ended September 30, 2019. The increase in the third quarter of 2020 compared to the prior year period primarily reflects increased interest revenue from our notes receivable. Other revenue also includes a net loss on sale of a note receivable to WMES of $0.1 million.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.3 million, or 5.7%, to $24.0 million for the three months ended September 30, 2020 compared to $22.7 million for the three months ended September 30, 2019. The increase reflects the change in mix of portfolio to new generation engines, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $16.1 million, or 79.6%, to $4.1 million for the three months ended September 30, 2020 compared to $20.2 million for the three months ended September 30, 2019. Cost of spare parts sales for the three months ended September 30, 2020 was $4.1 million compared to $12.4 million in the comparable prior year period due to lower spare parts sales, coupled with lower of cost or market write downs and scrap sales. The reduced sales were driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. There was no cost of equipment sales for the three months ended September 30, 2020 compared to $7.8 million for the prior year period.
Write-down of Equipment. Write-down of equipment was $5.2 million for the three months ended September 30, 2020, primarily reflecting the write-down of six engines. Write-down of equipment was $7.0 million for the three months ended September 30, 2019, reflecting the write-down of seven engines.
General and Administrative Expenses. General and administrative expenses decreased by $6.8 million, or 29.2%, to $16.5 million for the three months ended September 30, 2020 compared to $23.3 million for the three months ended September 30, 2019. The decrease primarily reflects no bonus accrual in the current period due to year to date operating performance as well as the effect of reduced business travel spending.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $0.9 million, or 52.4%, to $0.8 million for the three months ended September 30, 2020 compared to $1.7 million for the three months ended September 30, 2019. The decrease reflects a decrease in technical support services driven by lower industry wide demand due to impacts of the COVID-19 pandemic.
Net Finance Costs. Net finance costs decreased $1.2 million to $15.4 million for the three months ended September 30, 2020 compared to $16.6 million for the three months ended September 30, 2019. The decrease was primarily due to lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period. Debt obligations outstanding, net of unamortized debt issuance costs, as of September 30, 2020 and 2019, were $1,462.7 million and $1,259.0 million, respectively. After adjustment for interest rate derivative instruments, $318.0 million and $284.0 million as of September 30, 2020 and 2019, respectively, were tied to one-month LIBOR. As of September 30, 2020 and 2019, we held $200 million and $100 million of interest rate derivative instruments on this debt. As of September 30, 2020 and 2019, one-month LIBOR was 0.15% and 2.02% respectively.
Income Tax Expense.  Income tax expense was $3.1 million for the three months ended September 30, 2020 compared to $7.0 million for the three months ended September 30, 2019. The effective tax rate for the third quarter of 2020 was 50.6% compared to 22.5% in the prior year period. The increase in the effective tax rate was predominantly due to Section 162(m) limitation.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Revenue is summarized as follows:

	Nine Months Ended September 30,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$114,874	$142,484	(19.4)%
Maintenance reserve revenue	82,816	90,998	(9.0)%
Spare parts and equipment sales	14,848	56,497	(73.7)%
Gain on sale of leased equipment	1,367	19,279	(92.9)%
Other revenue	13,300	10,674	24.6%
Total revenue	$227,205	$319,932	(29.0)%

Lease Rent Revenue. Lease rent revenue decreased by $27.6 million, or 19.4%, to $114.9 million for the nine months ended September 30, 2020, compared to $142.5 million for the nine months ended September 30, 2019. The decrease is primarily due to lower utilization and rent concessions given during 2020, directly related to the COVID-19 pandemic, when compared to the prior year period. During the nine months ended September 30, 2020, we purchased equipment (including capitalized costs) totaling $82.0 million, which primarily consisted of four engines and other parts and equipment purchased for our lease portfolio. During the nine months ended September 30, 2019, we purchased equipment (including capitalized costs) totaling $220.8 million, which primarily included 40 engines, five aircraft, and one marine vessel purchased for our lease portfolio.

One customer accounted for 12.2% of total lease rent revenue during the nine months ended September 30, 2020. No customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2019.

The aggregate net book value of equipment held for lease at September 30, 2020 and 2019, was $1,616.5 million and $1,624.9 million, respectively. Average utilization (based on net book value) was approximately 86% and 88% for the nine months ended September 30, 2020 and 2019, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $8.2 million, or 9.0%, to $82.8 million for the nine months ended September 30, 2020 from $91.0 million for the nine months ended September 30, 2019. Long-term maintenance revenue, which is influenced by end of lease compensation, was $66.4 million for the nine months ended September 30, 2020 compared to $34.4 million in the comparable prior period. Engines out on lease with “non-reimbursable” usage fees generated $16.5 million of short-term maintenance revenues compared to $56.6 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $41.6 million, or 73.7%, to $14.8 million for the nine months ended September 30, 2020 compared to $56.5 million in the prior year period. Spare parts sales for the nine months ended September 30, 2020 were $14.0 million, compared to $44.4 million in the comparable period in 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by impacts of the COVID-19 pandemic. Equipment sales for the nine months ended September 30, 2020 were $0.9 million for the sale of one engine compared to $12.1 million for the sale of an airframe, two engines and one equipment package in the comparable period of 2019.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2020, we sold 10 engines and two airframes from the lease portfolio for a net gain of $1.4 million. During the nine months ended September 30, 2019 we sold 15 engines, seven aircraft and four airframes for a net gain of $19.3 million.

Other Revenue.  Other revenue increased by $2.6 million, or 24.6%, to $13.3 million for the nine months ended September 30, 2020 from $10.7 million for the nine months ended September 30, 2019. The increase was primarily due to the increase in interest revenue from our notes receivable, partly offset by a decrease in service related fees. Other revenue also includes a net loss on sale of a note receivable to WMES of $0.1 million.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $8.1 million, or 12.9%, to $71.2 million for the nine months ended September 30, 2020 compared to $63.0 million for the nine months ended September 30, 2019. The increase reflects the change in mix of portfolio to new generation engines, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $33.7 million, or 71.5%, to $13.5 million for the nine months ended September 30, 2020 compared to $47.2 million for the nine months ended September 30, 2019. Cost of spare parts for the nine months ended September 30, 2020 were $13.3 million compared to $37.3 million in the prior year period due to lower spare parts sales, coupled with lower of cost or market write downs and scrap sales. The reduced sales were driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. Cost of equipment sales for the nine months ended September 30, 2020 was $0.1 million compared to $9.9 million in the prior year period.

Write-down of Equipment. Write-down of equipment was $14.4 million for the nine months ended September 30, 2020, primarily reflecting the write-down of twelve engines, two of which resulted from the Company's interim impairment analysis which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million. Write-down of equipment was $11.3 million for the nine months ended September 30, 2019 reflecting the write-down of 11 engines.

General and Administrative Expenses. General and administrative expenses decreased by $14.8 million, or 22.4%, to $51.3 million for the nine months ended September 30, 2020 compared to $66.1 million for the nine months ended September 30, 2019. The decrease primarily reflects no bonus accrual in the current period due to operating performance as well as the effect of reduced business travel spending and the procurement of outside services.

Technical Expense. Technical expense decreased by $1.5 million, or 30.6%, to $3.4 million for the nine months ended September 30, 2020 compared to $4.9 million for the nine months ended September 30, 2019. The decrease reflects a decrease in technical support services driven by lower industry wide demand due to impacts of the COVID-19 pandemic.

Net Finance Costs. Net finance costs increased to $51.8 million for the nine months ended September 30, 2020 compared to $51.5 million for the nine months ended September 30, 2019. The increase was primarily due to a loss on debt extinguishment of $4.7 million, partly offset by lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period.

Income Tax Expense.  Income tax expense was $11.7 million for the nine months ended September 30, 2020 compared to $18.8 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was 48.0% compared to 23.3% in the prior year period. The increase in the effective tax rate was predominantly due to Section 162(m) limitation.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2020, the Company had $157.9 million of cash, cash equivalents and restricted cash, of which $91.5 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $690.2 million and $261.1 million for the nine months ended September 30, 2020 and 2019, respectively, was derived from our borrowing activities. In these same time periods, $477.8 million and $340.3 million, respectively, was used to pay down related debt.

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

Cash Flows Discussion
Cash flows provided by operating activities was $83.5 million and $170.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 78% and 86%, by book value, of our assets were on-lease as of September 30, 2020 and December 31, 2019, respectively. The average utilization rate (based on net book value) for the nine months ended September 30, 2020 and 2019 was approximately 86% and 88%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $188.5 million for the nine months ended September 30, 2020 and primarily reflected $136.0 million for eight leases entered into during the first half of 2020 which were classified as notes receivable under ASU 2016-02, Leases (Topic 842) and $82.0 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.7 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities was $82.8 million in the nine months ended September 30, 2019, and primarily reflected $220.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $42.9 million related to two leases entered into during the first quarter of 2019 which were classified as notes receivables under ASU 2016-02, Lease (Topic 842), partly offset by $189.1 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities was $199.2 million for the nine months ended September 30, 2020 and primarily reflected $690.2 million in proceeds from debt obligations, partially offset by $477.8 million in principal payments and $8.4 million in debt issuance and prepayment costs. Cash flows used in financing activities was $89.2 million for the nine months ended September 30, 2019 and primarily reflected $340.3 million in principal payments and $3.6 million in share repurchases, partly offset by $261.1 million in proceeds from the issuance of debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2020 and 2019, the Company paid total dividends of $2.4 million and $2.5 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
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
At September 30, 2020, debt obligations consisted of loans totaling $1,462.7 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.5% and 6.7%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At September 30, 2020, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2020, we were in compliance with the covenants specified in the WEST III, WEST IV and WEST V indentures, servicing and other debt related agreements.

Subsequent Event

On October 30, 2020, the Company entered into a Limited Waiver (the “Waiver”) to its Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”), dated as of June 7, 2019, as amended by Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No.5 to the Security Agreement, dated as of December 13, 2019. The Waiver provides for the partial exclusion for specified periods of certain asset book values in the calculation of customer concentration limits, as such limits are defined in the Amended Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2020:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,482,867	$53,864	$112,198	$622,675	$694,130
Interest payments under debt obligations	259,021	49,102	90,745	71,210	47,964
Operating lease obligations	3,838	957	1,465	755	661
Purchase obligations	482,824	23,550	459,274	—	—
Total	$2,228,550	$127,473	$663,682	$694,640	$742,755

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2020 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2020, $524.4 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $3.2 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2020 and 2019, 78% and 80%, respectively, of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and the risk factor below.

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak, and COVID-19 related impacts could have a material adverse effect on the Company's business, operating results and financial condition.

As a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. In addition, in the third quarter of 2020, 13% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that could persist and result in reduced demand for air travel for the foreseeable future. We have experienced, and expect to continue to experience, diminished demand for leases of our engines and aircraft as a result of the COVID-19 pandemic, which has significantly disrupted domestic and international passenger airline travel. These COVID-19 pandemic-related impacts have, in the aggregate, had a material adverse impact on our business, results of operations and financial condition. For example, for the three and nine months ended September 30, 2020, our lease rent revenue decreased by 38.8% and 19.4%, respectively, and our spare parts and equipment sales declined by 88.2% and 73.7%, respectively, compared to the same periods in fiscal 2019. We also agreed to rent concessions, which resulted in a total reduction of rent revenues of $2.1 million and $5.2 million for the three and nine months ended September 30, 2020 as a result of impacts from COVID-19. We are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus pandemic, the incidents and extent of outbreaks, the availability and effectiveness of treatments for COVID-19, and the timing and extent that passenger airline travel will increase and recover to levels before the pandemic. Potential challenges for our Company include further declines in the values of aircraft, engines and related aircraft equipment in our portfolio, lower market rents for engines and aircraft offered for lease by us, and continued and further reductions in demand by potential and existing customers for additional or replacement engines offered by us. In addition, the significant cash flow issues faced by airlines, including some of our customers, may cause some of our customers to be unable to timely meet their lease obligations to us or go out of business. Any nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on our ability to fund our ongoing operations as well as cause defaults under our debt obligations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to a lingering economic recession or any resulting depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and may adversely affect our ability to access capital markets. In addition, COVID-19 related impacts may also have the effect of heightening other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Common stock repurchases, under our authorized plan, in the three months ended September 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Share Purchased as Part of the Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
	(in thousands, except shares and per share data)
July 2020	800	$24.36	800	$54,925
August 2020	—	$—	—	$54,925
September 2020	—	$—	—	$54,925
Total	800	$24.36	800	$54,925

As of July 2, 2020, the Company terminated its 10b5-1 plan.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2020

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Finance and Accounting Officer)