Form 10-K
period 2020-12-31
WILLIS LEASE FINANCE CORP
filed 2021-03-15
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $76.6 million (based on a closing sale price of $24.28 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 10, 2021 was 5,997,543.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2020 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2020, our $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment with 70 lessees in 41 countries. In addition to our owned portfolio, as of December 31, 2020, we managed a total lease portfolio of 400 engines, aircraft and related equipment for other parties.
Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
Willis Asset Management Limited (“Willis Asset Management”) is a wholly owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 362 engines, excluding WLFC engines, under management as of December 31, 2020.
We are a Delaware corporation, incorporated in 1998. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries and consolidated variable interest entities (“VIE”) unless otherwise indicated.
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
Leasing and Related Operations
Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. These spare engines are required for various reasons, including requirements that engines be inspected and repaired at regular intervals based on equipment utilization. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Commercial aircraft operators and others in the industry generally estimate that the total number of spare engines needed is around 12% of the total number of installed engines. Industry research suggests that there are nearly 52,000 engines installed on commercial aircraft. Accordingly, it is estimated that there are 6,200 spare engines in the market, including both owned and leased spare engines.
Our engine portfolio primarily consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft.
The Company acquires engines for its leasing portfolio in a number of ways. It enters into sale and lease back transactions with operators of aircraft, original equipment manufacturers of engines and providers of engine maintenance cost per hour services. We also purchase both new and used engines that are subject to a lease when purchased and on a speculative basis (i.e. without a lease attached from manufacturers or other parties which own such engines).
Total revenues from our Leasing and Related Operations reportable segment was 94.1% and 86.3% of the respective total consolidated revenue for the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020, approximately 75% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2020, we leased our equipment to lessees domiciled in eight geographic regions.

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

COVID-19 Impact

The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Throughout the next year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. In addition to the impacts described below, dramatically lower demand for air travel in turn presents significant risks to our Company, not all of which we are able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause our lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of our customers to go out of business, and limit the ability of our personnel to travel to customers and potential customers, all of which could adversely affect our business, results of operations, and financial condition. During the year ended December 31, 2020, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year periods. Additionally, we have, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $6.5 million during 2020. The COVID-19 pandemic has materially affected our business and financial results for the year ended December 31, 2020, and may continue to do so indefinitely thereafter. We have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Additionally, during 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted.

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
Growth in the spare engine leasing industry is dependent on two fundamental drivers:
•the number of commercial aircraft, and therefore engines, in the market; and
•the proportion of engines that are leased, rather than owned, by commercial aircraft operators.
While COVID-19 has significantly impacted engine leasing, we still believe leasing will increase over time but more slowly.
Increased number of aircraft, and therefore engines, in the market
We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.2% annual growth in the global commercial jet fleet, increasing the current fleet to over 48,400 aircraft by 2039. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets. While we believe these predictions are accurate over the long term, COVID-19 has materially disrupted the airline industry and significantly slowed down passenger growth globally, including in the U.S., and we believe such growth and demand may be negatively impacted over the short to medium term. See “Risk Factors” below.
Increased lease penetration rate
Spare engines provide support for installed engines in the event of routine or other engine maintenance or unscheduled removal. The number of spare engines needed to service any fleet is determined by many factors. These factors include:
•the number and type of aircraft in an aircraft operator’s fleet;
•the geographic scope of such aircraft operator’s destinations;
•the time an engine is on-wing between removals;
•average shop visit time; and
•the number of spare engines an aircraft operator requires in order to ensure coverage for predicted and unscheduled removals.
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
ENGINE LEASING
As of December 31, 2020, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short- and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.
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
We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue at that time. Maintenance reserves are often used for payment of maintenance overhauls in advance of asset returns. The cash settlement may, in some instances, be taken from maintenance reserves paid throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominately monthly in advance for rent and in arrears for usage. As of December 31, 2020 and 2019, 28% and 40%, respectively, of the Company’s leases by net book value were short-term leases.
We try to mitigate risk where possible. For example, we make an analysis of the credit risk associated with the lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See “Risk Factors” below.
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
Upon termination of a lease, we will either enter into a new lease, sell or part out the related engines or airframe. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:
•general market conditions;
•regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of engines);
•changes in demand for air travel;
•fuel costs;
•changes in the supply and cost of aircraft equipment; and
•technological developments.
The value of a particular used engine or airframe varies greatly depending upon its condition, the maintenance services performed during the lease term and, as applicable, the number of hours or cycles remaining until the next major maintenance interval. If we are unable to lease or sell engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.
The value of a particular model of engine is heavily dependent on the status of the types of aircraft on which it is installed. We believe values of engines tend to be stable as long as the host aircraft for the engines and the engines themselves are still being manufactured. Prices will also tend to remain stable and even rise after a host aircraft is no longer manufactured as long as there is sufficient demand for the host aircraft. However, the value of an engine begins to decline rapidly once the host aircraft is retired from service and/or parted out in significant numbers. Values of engines also may decline because of manufacturing defects that may surface subsequently.
As of December 31, 2020, our $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2019, our $1,650.9 million equipment held for operating lease portfolio and $38.1 million notes receivable represented 263 engines, 12 aircraft, one marine vessel and other leased parts and equipment.
As of December 31, 2020 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2021	$120,393
2022	75,835
2023	28,452
2024	15,091
2025	5,647
Thereafter	8,002
$253,420
As of December 31, 2020, we had 70 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 41 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture. WMES owned a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $289.2 million as of December 31, 2020. Our investment in the joint venture was $37.4 million as of December 31, 2020.
In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a new joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $50.1 million as of December 31, 2020. Our investment in the joint venture was $15.9 million as of December 31, 2020.
AIRCRAFT LEASING
As of December 31, 2020, our operating lease portfolio and notes receivable included two Boeing 737 aircraft, five A319-111 aircraft, and one A321-200 aircraft with an aggregate net book value of $105.2 million.
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
SPARE PARTS SALES
The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2020, spare parts inventory had a carrying value of $59.4 million.
ASSET MANAGEMENT
Willis Asset Management is a wholly owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 362 engines, excluding WLFC engines, under management as of December 31, 2020.
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
INSURANCE
In addition to requiring full indemnification under the terms of our leases, we require our lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third-party liability insurance and physical damage and casualty insurance. We require that we be named as an additional insured on liability insurance with ourselves and our lenders normally identified as the loss payee for damage to the equipment on policies carried by lessees. We monitor compliance with the insurance provisions of the leases. We also carry contingent physical damage and third-party liability insurance as well as product liability insurance.
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
As of December 31, 2020, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.
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
FINANCING/SOURCE OF FUNDS
We, directly or through our Willis Engine Structured Trust III, IV, and V (“WEST III”, “WEST IV” and “WEST V”) asset-backed securitizations (“ABS”) typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly owned by us or our subsidiaries. We usually borrow up to 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arrangements from time to time.
EMPLOYEES
As of December 31, 2020, we had 232 total employees, of which 217 are full-time employees (excluding consultants), in sales and marketing, technical service and administration. During 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.
ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially and adversely affected.
RISKS RELATING TO OUR BUSINESS
Risks Related to Our Operations
Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak, and COVID-19 related impacts have had a material adverse effect on the Company’s business, operating results and financial condition.

The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that continue to persist and result in reduced demand for air travel for the foreseeable future. We have experienced, and expect to continue to experience, diminished demand for leases of our engines and aircraft as a result of the COVID-19 pandemic, which has significantly disrupted domestic and international passenger airline travel. These COVID-19 pandemic-related impacts have, in the aggregate, had a material adverse impact on our business, results of operations and financial condition. For example, for the year ended December 31, 2020, our lease rent revenue decreased by 25.1% and our spare parts and equipment sales declined by 75.1% when compared to 2019. We also agreed to rent concessions, which resulted in a total reduction of rent revenues of $6.5 million for the year ended December 31, 2020 as a result of impacts from COVID-19. We are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus pandemic, the incidents and extent of outbreaks, the availability and effectiveness of treatments for COVID-19, such as vaccines, and the timing and extent that passenger airline travel will increase and recover to levels before the pandemic. Challenges for our Company include possible declines in the values of aircraft, engines and related aircraft equipment in our portfolio, lower market rents for engines and aircraft offered for lease by us, and continued and further reductions in demand by potential and existing customers for additional or replacement engines offered by us. In addition, the significant cash flow issues faced by airlines, including some of our customers, may cause some of our customers to be unable to timely meet their lease obligations to us or go out of business. Any nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on our ability to fund our ongoing operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to a lingering economic recession or any resulting depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and may adversely affect our ability to access capital markets. In addition, as a result of the COVID-19 pandemic, we have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. Also, during 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted.
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
We operate as a supplier of engines, aircraft and related parts (“aviation equipment”) to commercial aircraft operators and MROs and are indirectly impacted by all the risks facing commercial aircraft operators and MROs today. The ability of each lessee to perform its obligations under the relevant lease and the demand of companies to purchase aviation equipment will depend primarily on the lessee’s (or in the case of parts and materials, the purchaser’s) financial condition and cash flow. This may be affected by factors beyond our control, including:
•general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•demand for air travel and air cargo shipments;
•increased competition;
•the availability of government support, which may be in the form of subsidies, loans (including export/import financing), guarantees, equity investments or otherwise;
•changes in interest rates and the availability and terms of credit available to commercial aircraft operators including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in fuel hedging contracts and the ability of airlines and MROs to make or refinance principal payments as they come due;
•geopolitical and other events, including concerns about security, terrorism, war, pandemics and similar public health concerns and political instability;
•changing political conditions, including risk of rising protectionism and imposition of new trade barriers;
•inclement weather and natural disasters;
•environmental compliance and other regulatory costs, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations;
•cyber risk, including information hacking, viruses and malware;
•labor contracts, labor costs and strikes or stoppages at commercial aircraft operators;
•operating costs, including the price and availability of fuel, maintenance costs, and insurance costs and coverages;
•technological developments;
•airport access and air traffic control infrastructure constraints;
•industry capacity, utilization and general market conditions; and
•market prices for aviation equipment.
To the extent that our customers are negatively affected by these risk factors, we may experience:
•a decrease in demand for some types of aviation equipment in our portfolio;
•greater credit risks from our customers, and a higher incidence of lessee defaults and corresponding repossessions;
•an inability to quickly lease engines and aircraft on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations;
•shorter lease terms, which may increase our expenses and reduce our utilization rates; and
•fewer opportunities to manage aviation equipment for other companies, and/or less profitable terms.
Our operating results vary and comparisons to results for preceding periods may not be meaningful.
Due to a number of factors, including the risks described in this ITEM 1A, our operating results may fluctuate. These fluctuations may also be caused by:
•the timing and number of purchases and sales of engines or aircraft;
•the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;
•the termination or announced termination of production of particular aircraft and engine types;
•the retirement or announced retirement of particular aircraft models by aircraft operators;
•the operating history of any particular engine, aircraft or engine or aircraft model;

•the length of our operating leases; and
•the timing of necessary overhauls of engines and aircraft.
These risks may reduce our utilization rates, lease margins, maintenance reserve revenues and proceeds from engine and aircraft sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off lease. As a result of the foregoing and other factors, the availability of engines and aircraft for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of engines or aircraft may produce substantial decreases in lease rates and the appraised and resale value of aviation equipment and may increase the time and costs incurred to lease or sell engines.
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
Our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, export controls and economic sanctions programs, including those administered by the U.S. Department of State, U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the Bureau of Industry and Security (“BIS”) of the Department of Commerce.

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
Our financial reporting for lease revenue may be adversely impacted by any future change to lease accounting, as well as any future change to current tax laws or accounting principles pertaining to operating or other lease financing.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing GAAP for sales-type leases, direct financing leases and operating leases. Unlike prior guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. The amendments in this accounting standard update were effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2019. The Company adopted the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.
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

Our business has been adversely impacted by the effects of the COVID-19 pandemic, which has significantly impacted the airline industry. A number of countries have imposed travel restrictions and mandatory quarantine periods causing significant economic disruption, a reduction in commercial airline traffic and flight cancellations. The continuing spread of the virus to other countries and regions may result in the imposition of additional restrictions, increased flight cancellations and greater reluctance to travel, all of which may lead to greater economic disruption and a broader adverse impact on air travel and the aviation industry, resulting in lower demand for leases of our aircraft and engines and possibly impacting the ability of our lessees to satisfy their payment obligations to us. The International Air Transport Association recently estimated that the airline industry has lost over $118 billion in sales due to reductions in air travel and flight cancellations as a result of the coronavirus.
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
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable aircraft and engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Engine leases with terms of 12 months or less, including engines off-lease, which as of December 31, 2020 constituted approximately 37.1% of our leased engines, may frequently need to be remarketed. We face the risk that we may not be able to keep our engines on lease consistently.

Although leases of engines account for most of our revenue, leases of aircraft expose us to greater risks than leases of engines and these risks could materially impact our financial condition and results of operations.
We are exposed to a number of risks related to our aircraft leasing activities. For example, leases of aircraft subject us to greater maintenance risks because the maintenance fees we charge may not cover aircraft maintenance costs that may be higher than anticipated. In addition, we face greater credit risk from lessees in this business as the assets that we lease to them tend to have higher net book values than individual engines. Moreover, aircraft technology is constantly improving and, as a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer, more advanced and efficient aircraft become available. Consequently, we may experience difficulty in leasing or selling aircraft. Any of these risks could have a material adverse impact on our financial condition and results of operations.
We carry the risk of maintenance for our leased assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST IV and WEST V engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2020, 113 of our leases comprising approximately 34.7% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:
•a grounding of the related engine or aircraft;
•a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;
•a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;
•loss of lease revenue while we perform refurbishments or repairs and recreate records; and
•a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2020, we had an aggregate of approximately $4.6 million in lease rent and $1.9 million in maintenance reserve payments more than 30 days past due as compared to $2.7 million in lease rent and $3.8 million in maintenance reserve payments more than 30 days past due as of December 31, 2019. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee may decrease our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with financial covenants in our loan documents (see “Our Financing Facilities Impose Restrictions on our Operations”). While we typically experience some level of delinquency under our leases, default levels may increase over time, particularly as our portfolio of engines and aircraft ages and if economic conditions deteriorate.
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
When a lessee defaults and such default is not cured in a timely manner, we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine or aircraft. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay any debt financing applicable to the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.

Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2021 with an aggregate value of up to $215.5 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:
•forfeiting advance deposits, as well as incurring certain significant costs related to these commitments such as contractual damages and legal, accounting and financial advisory expenses;
•defaulting on any future lease commitments we may have entered into with respect to these engines, which could result in monetary damages and strained relationships with lessees;
•failing to realize the benefits of purchasing and leasing the engines; and
•risking harm to our business reputation, which would make it more difficult to purchase and lease engines in the future on agreeable terms, if at all.
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
We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities, could result in increased funding costs and would limit our ability to:
•meet the terms and maturities of our existing and future debt facilities;
•add new equipment to our portfolio;
•fund our working capital needs and maintain adequate liquidity; and
•finance other growth initiatives.
Our financing facilities impose restrictions on our operations.
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST IV and WEST V, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.

We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.
We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month London Interbank Offered Rate (“LIBOR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. As reported by Intercontinental Exchange, the one-month LIBOR was approximately 0.14% and 1.76% on December 31, 2020 and December 31, 2019, respectively.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Subsequently, the United Kingdom’s Financial Conduct Authority announced the date has been moved to June 2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

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
The WEST V securitization facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to March 2022 and a 20% limitation on sales prior to March 2024, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.
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
The trading price of our common stock may fluctuate due to many factors, including:
•risks relating to our business described in this Annual Report;
•sales of our securities by a few stockholders or even a single significant stockholder;
•general economic conditions;
•changes in accounting mandated under GAAP;
•quarterly variations in our operating results;
•our financial condition, performance and prospects;
•changes in financial estimates by us;
•the level, direction and volatility of interest rates and expectations of changes in rates;
•the market for securities similar to our common stock; and
•changes in our capital structure, including additional issuances by us of debt or equity securities.
In addition, the U.S. stock markets have experienced price and volume volatility that has affected many companies’ stock prices, often for reasons unrelated to the operating performance of those companies.

RISKS RELATING TO OUR FOREIGN OPERATIONS
A substantial portion of our lease revenue comes from foreign customers, subjecting us to divergent regulatory requirements.
For the year ended December 31, 2020, 77% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.
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
We have a presence in the UK and certain European Union countries, including Ireland, and France. During 2020, we derived approximately 77% of our core leasing revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.
RISKS RELATED TO OUR SMALL SIZE AND CORPORATE STRUCTURE
Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.
The engine and aircraft leasing industry is highly competitive and global. Our primary competitors include GE Capital Aviation Services, Shannon Engine Support Ltd., Pratt & Whitney, Rolls-Royce Partners Finance and Engine Lease Finance Corporation.
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
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our residual interests in WEST III, WEST IV and WEST V. Due to WEST III’s, WEST IV’s and WEST V’s bankruptcy remote structure, that interest is subject to the prior payments of WEST III’s, WEST IV’s and WEST V’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST III, WEST IV and WEST V upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST III’s, WEST IV’s and WEST V’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
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
Any acquisition or expansion involves various risks, which may include some or all of the following:
•incurring or assuming additional debt;
•diversion of management’s time and attention from ongoing business operations;
•future charges to earnings related to the possible impairment of goodwill and the write down of other intangible assets;
•risks of unknown or contingent liabilities;
•difficulties in the assimilation of operations, services, products and personnel;
•unanticipated costs and delays;
•risk that the acquired business does not perform consistently with our growth and profitability expectations;
•risk that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; and
•potential loss of key employees and customers.
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
Charles F. Willis, IV is the founder of WLFC, has served as Chief Executive Officer and a Director since our establishment in 1985, served as President until July 2011, and has served as Chairman of the Board of Directors since 1996. Mr. Willis has over 45 years of experience in the aviation industry which includes serving as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry,  Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier, and various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments. As our founder and Chief Executive Officer, Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.
As of December 31, 2020, Mr. Willis beneficially owned or had the ability to direct the voting of 2,943,952 shares of our common stock, representing approximately 45% of the outstanding shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.
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
We are the servicer and administrative agent for the WEST III, WEST IV and WEST V facilities and our cash flows would be materially and adversely affected if we were removed from these positions.
We are the servicer and administrative agent with respect to engines in the WEST III, WEST IV and WEST V facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in each case) and 2.0% as administrative agent of the aggregate net rents actually received by WEST III, WEST IV and WEST V on their engines. We may be removed as servicer and or administrative agent of our WEST III, WEST IV and WEST V facilities by an affirmative vote of a requisite number of the WEST III, WEST IV and WEST V note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST III, WEST IV and WEST V servicing and administrative agency agreements.
As of December 31, 2020, we were in compliance with the financial covenants set forth in the WEST III, WEST IV and WEST V servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer or administrative agent for the WEST III, WEST IV and WEST V facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST IV and WEST V, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal offices are located in Coconut Creek, Florida where we own 56,000 square feet of office and warehouse space. We also own 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease 41,000 square feet of hangar and office space in Darlington, UK. We sub-lease 1,615 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland. We also lease facilities for sales and operations in Larkspur, CA; Shanghai, China; Singapore; and Blagnac, France.
The Company’s Leasing and Related Operations segment conducts business in all of the properties above. The Spare Parts segment primarily conducts business in the Coconut Creek, Florida facility.
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Our Common Stock is listed on the NASDAQ Stock Market under the symbol WLFC. As of March 9, 2021, there were approximately 2,432 shareholders of record of our Common Stock.
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
The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	51,538
2007 Stock Incentive Plan	—	n/a	—
2018 Stock Incentive Plan	—	n/a	295,846
Total	—	n/a	347,384
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of December 31, 2020, there were no stock options outstanding under the 2007 Plan.
The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.
As of December 31, 2020, the Company had granted 598,750 RSAs under the 2018 Plan and has 295,846 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During 2020, the Company repurchased 55,426 shares of common stock for approximately $1.5 million at a weighted average price of $27.24. At December 31, 2020, approximately $54.9 million was available to purchase shares under the plan. In July 2020, the Company suspended repurchases under its 10b-18 plan and no repurchases were made between that date and December 31, 2020. As of December 31, 2020, the total number of common shares outstanding was approximately 6.6 million.
ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as terrorist activity and the COVID-19 pandemic, changes in oil prices and other disruptions to the world markets; trends in the airline industry and our ability to capitalize on those trends, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; changes in interest rates and availability of capital, both to us and our customers; our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; and the market value of engines and other assets in our portfolio. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A “Risk Factors” of Part I which, along with the other discussion in this report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.
General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2020, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842. As of December 31, 2020, we had 70 lessees in 41 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2020, our $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, we also managed 400 engines, aircraft and related equipment on behalf of other parties.
    Our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”) is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owns a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $289.2 million at December 31, 2020. Our investment in the joint venture was $37.4 million as of December 31, 2020.
In 2014 we entered into an agreement with CASC to participate in CASC Willis, a new joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $50.1 million as of December 31, 2020. Our investment in the joint venture was $15.9 million as of December 31, 2020.
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

COVID-19 Impact. Throughout the next year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Additionally, during 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. In addition, dramatically lower demand for air travel in turn presents significant risks to our Company, not all of which we are able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause our lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of our customers to go out of business, and limit the ability of our personnel to travel to customers and potential customers, all of which could adversely affect our business, results of operations, and financial condition. Due to the impact of recent events, including challenges from declines in market conditions, we have performed quarterly interim impairment analysis during 2020. The results of the analysis indicated $0.5 million additional impairment during 2020 for two engines having net book values in excess of their respective fair value. During 2020, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year periods. Additionally, as of December 31, 2020, we have, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $6.5 million. The COVID-19 pandemic has materially affected our business and financial results for the year ended December 31, 2020 and may continue to do so indefinitely thereafter.

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
We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2020, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2020, 50 engines having a net book value of $51.6 million were depreciated under this policy with estimated useful lives ranging from 1 to 125 months.
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
Impairment may be identified by several factors, including, comparison of estimated sales proceeds or forecasted undiscounted cash flows over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, we test at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.
We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:
•Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers and MRO providers as well as specific market sales and repair cost data.
•Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The most recent adopted and to be adopted accounting pronouncements are described in Note 1(x) to our Consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue is summarized as follows:

	Years Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Lease rent revenue	$142,895	$190,690	(25.1)%
Maintenance reserve revenue	105,365	108,998	(3.3)%
Spare parts and equipment sales	18,625	74,651	(75.1)%
Gain on sale of leased equipment	3,391	20,044	(83.1)%
Other revenue	18,416	14,777	24.6%
Total revenue	$288,692	$409,160	(29.4)%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $47.8 million, or 25.1%, to $142.9 million for the year ended December 31, 2020 from $190.7 million for the year ended December 31, 2019. The decrease is primarily due to lower average utilization and rent concessions for reduced rent of $6.5 million given during 2020, directly related to impacts of the COVID-19 pandemic, when compared to the prior year. During the year ended December 31, 2020, we purchased equipment (including capitalized costs) totaling $409.3 million, which primarily consisted of 38 engines and other parts and equipment purchased for our lease portfolio. During the year ended December 31, 2019, 45 engines, 6 aircraft, one marine vessel and other lease equipment were added to our lease portfolio at a total cost of $289.4 million (including capitalized costs).

One customer accounted for 11.4% of total lease rent revenue during the year ended December 31, 2020 and no customers accounted for more than 10% of total lease rent revenue during the year ended December 31, 2019.

The aggregate net book value of equipment held for lease at December 31, 2020 and 2019 was $1,886.6 million and $158.7 million notes receivable and $1,650.9 million and $38.1 million notes receivable, respectively, an increase of 14.3%. Average utilization (based on net book value) was approximately 84% and 88% for the year ended December 31, 2020 and 2019, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2020 decreased $3.6 million, or 3.3%, to $105.4 million from $109.0 million for the year ended December 31, 2019. Long-term maintenance revenue, which is influenced by end of lease compensation, was $87.7 million for the year ended December 31, 2020 compared to $37.6 million in 2019. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $17.7 million of short-term maintenance revenues for the year ended December 31, 2020 compared to $71.4 million in the prior year, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2020 decreased by $56.0 million, or 75.1%, to $18.6 million compared to $74.7 million in 2019. Spare parts sales for the year ended December 31, 2020 were $17.7 million compared to $56.3 million in 2019. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by the impacts of the COVID-19 pandemic. Equipment sales for the year ended December 31, 2020 were $0.9 million for the sale of one engine compared to $18.4 million for the sale of three engines, two airframes and one equipment package in 2019.
Gain on Sale of Leased Equipment. During the year ended December 31, 2020, we sold 11 engines and two airframes from the lease portfolio for a net gain of $3.4 million. During the year ended December 31, 2019, we sold 16 engines, seven aircraft, four airframes and other related equipment from the lease portfolio for a net gain of $20.0 million.
Other Revenue. Other revenue increased by $3.6 million, to $18.4 million for the year ended December 31, 2020 from $14.8 million in 2019. The increase was primarily due to the increase in interest income from our notes receivable, partly offset by a decrease in service related fees. Other revenue also includes a net loss on sale of a note receivable to WMES of $0.1 million.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.3 million, or 9.6%, to $94.5 million for the year ended December 31, 2020 compared to $86.2 million for the year ended December 31, 2019. The increase in depreciation reflects an increase in the number of assets held in the portfolio as well as the change in mix of portfolio, as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $45.9 million, or 73.2%, to $16.8 million for the year ended December 31, 2020 compared to $62.6 million in the prior year period. Cost of spare parts sales for the year ended December 31, 2020 were $16.6 million compared to $47.4 million in 2019 due to lower spare parts sales, coupled with lower of cost or market write-downs and scrap sales. The reduced sales were driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. Cost of equipment sales was $0.1 million and $15.2 million in the years ended December 31, 2020 and 2019, respectively.

Write-down of Equipment. Write-down of equipment was $20.5 million for the year ended December 31, 2020 and reflects the write-down of 10 engines and two airframes due to a management decision to monetize the assets either by sale to third-party or for part-out and an adjustment of the carrying value of seven impaired engines. Write-down of equipment was $18.2 million for the year ended December 31, 2019 reflecting the write-down of 11 engines due to a management decision to monetize the engines either by sale to a third-party or for part-out and an adjustment of the carrying value of seven impaired engines.
General and Administrative Expenses. General and administrative expenses decreased 21.5% to $67.9 million for the year ended December 31, 2020 compared to $86.5 million in 2019. The decrease, when compared to the prior year period, primarily reflects no bonus accrual in the current year due to operating performance as well as the effect of reduced business travel spending and procurement of outside services.
Technical Expense. Technical expenses consist of the cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses decreased 19.6% to $6.5 million for the year ended December 31, 2020, compared to $8.1 million in 2019. The decrease is primarily due to a decrease in technical support services driven by lower industry-wide demand due to impact of the COVID-19 pandemic.

Net Finance Costs.  Net finance costs increased 0.9% to $67.7 million in the year ended December 31, 2020, from $67.1 million for the year ended December 31, 2019. The increase was primarily due to a loss on debt extinguishment of $4.7 million, partly offset by lower interest expense as a result of lower interest rates in 2020 as compared to the prior year period.
Income Taxes. Income tax expense for the year ended December 31, 2020 decreased to $7.6 million from $22.0 million for the comparable period in 2019. The effective tax rate for the years ended December 31, 2020 and December 31, 2019 was 43.8% and 24.7%, respectively. The increase in the effective tax rate was predominantly due to non-deductible officer compensation.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2020, the Company had $78.9 million of cash, cash equivalents and restricted cash. At December 31, 2020, $6.8 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.
We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $973.2 million and $340.1 million in the years ended December 31, 2020 and 2019, respectively, was derived from this borrowing activity. In these same time periods $530.8 million and $428.1 million, respectively, was used to pay down related debt.
The impact of the COVID-19 pandemic on the global business environment has caused and could result in additional customer bankruptcies, early lease returns, payment defaults, or future rental concessions which could reduce rent or defer customer payments, negatively impacting our financial results.
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
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2020 and 2019, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
Cash Flows Discussion
Cash flows provided by operating activities were $93.4 million and $230.3 million in the years ended December 31, 2020 and 2019, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 78% and 86%, by book value, of our assets were on-lease as of December 31, 2020 and 2019, respectively. The average utilization rate for the year ended December 31, 2020 and 2019 was approximately 84% and 88%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.
Distributions received from our investment in WMES were $7.2 million and $3.3 million in the years ended December 31, 2020 and 2019, respectively.
Cash flows used in investing activities were $506.7 million for the year ended December 31, 2020 and primarily reflected $136.6 million related to leases entered into during 2020 which were classified as notes receivable under ASC 842 and $409.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), partly offset by $26.1 million in proceeds from sales of equipment (net of selling expenses) and $8.4 million in proceeds from the sale of a note receivable (net of selling expenses). Cash flows used in investing activities were $147.4 million for the year ended December 31, 2019 and primarily reflected $289.4 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year) and $42.9 million related to leases entered into during 2019 which were classified as notes receivable under ASC 842, partly offset by $191.9 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities for the year ended December 31, 2020 were $428.5 million and primarily reflected $973.2 million in proceeds from the issuance of debt obligations, partly offset by $530.8 million in principal payments, $6.1 million in debt issuance costs, $2.4 million in debt prepayment costs and $1.5 million in share repurchases. Cash flows used in financing activities for the year ended December 31, 2019 were $101.2 million and primarily reflected $428.1 million in principal payments and $3.6 million in share repurchases, partly offset by $340.1 million in proceeds from the issuance of debt obligations.
Debt Obligations and Covenant Compliance
At December 31, 2020, debt obligations consists of loans totaling $1,693.8 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.5% and 6.7%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 6 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In March 2020, WEST V (formerly known as “WEST II”), a consolidated VIE of the Company, closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “WEST V Notes”). The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The WEST V Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes.

The Series A Notes have a fixed coupon of 3.228%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045, the Series B Notes have a fixed coupon of 4.212%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045 and the Series C Notes have a fixed coupon of 6.657%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045. The Series A Notes were issued at a price of 99.99859% of par, the Series B Notes were issued at a price of 99.99493% of par and the Series C Notes were issued at a price of 99.99918% of par. Principal on the WEST V Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture for the WEST V Notes. Proceeds from asset sales by WEST V will be used, at WEST V’s election subject to certain conditions, to reduce WEST V’s debt or to acquire other engines or airframes.

The assets of WEST V are not available to satisfy the Company’s obligations other than the obligations specific to WEST V. WEST V is consolidated VIE for financial statement presentation purposes. WEST V’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST V’s maintenance of adequate reserves and capital. Under WEST V, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST V indenture requires that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

We recognized a $4.7 million loss on debt extinguishment upon the repayment of the WEST II Series A 2012 term notes in March 2020.

In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which increased the revolving credit facility from $890.0 million to $1.0 billion and extended the maturity of the credit facility to June 2024. As a result, the Company incurred and deferred an additional $2.8 million of debt issuance costs and recognized a loss on debt extinguishment of $0.2 million. In December 2019, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No. 5 to the Security Agreement. The amendments, which among other things, increase the maximum leverage ratio from 4.00:1.00 to 4.50:1.00 through December 31, 2020, if a permitted change in control is consummated.

In October 2020, the Company entered into a Limited Waiver (the “Waiver”) to its Fourth Amended and Restated Credit Agreement. The Waiver provides for the partial exclusion for specified periods of certain asset book values in the calculation of customer concentration limits, as such limits are defined in the Amended Credit Agreement.

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
At December 31, 2020, we were in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense.  The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2020, we were in compliance with the covenants specified in the WEST III, WEST IV and WEST V indentures, servicing and other debt related agreements.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Contractual Obligation and Commitments
Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2020:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,712,886	$51,497	$109,810	$879,037	$672,542
Interest payments under debt obligations	258,609	52,113	96,778	69,572	40,146
Operating lease obligations	4,350	1,227	1,743	788	592
Purchase obligations	470,974	215,493	255,481	—	—
Total	$2,446,819	$320,330	$463,812	$949,397	$713,280

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 17 additional new LEAP-1B engines. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max is re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $67.1 million and $112.0 million.
We have estimated the interest payments due under debt obligations by applying the interest rates applicable at December 31, 2020 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month and three-month LIBOR.
We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2021. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.
MANAGEMENT OF INTEREST RATE EXPOSURE
At December 31, 2020, $783.1 million of our borrowings were on a variable rate basis at various interest rates tied to one-month and three-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. As of December 31, 2020, we have two interest rate swap agreements. One interest rate swap was entered into during 2016 which has a notional outstanding amount of $100.0 million, with a remaining term of four months as of December 31, 2020. During 2019, we entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with a remaining term of 42 months as of December 31, 2020. The net fair value of the swaps was $4.0 million and $1.7 million, representing a net liability, at December 31, 2020 and 2019, respectively.
We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $2.0 million and reduced interest expense by $0.7 million for the years ended December 31, 2020 and 2019, respectively. This incremental adjustment for the swaps effective for hedge accounting was included in interest expense for the respective periods.
For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.
RELATED PARTY TRANSACTIONS
Joint Ventures
“Other revenue” on the Consolidated Statements of Income includes management fees earned of $1.6 million and $2.9 million during the years ended December 31, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.
During 2020, the Company sold one note receivable to WMES for $8.4 million. During 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary of the Company, for $2.6 million.
There were no engine or aircraft sales to CASC Willis during 2020 or 2019.
Other
During 2019, the Special Committee of the Board of Directors approved a transaction in which the Company’s Chief Executive Officer (“CEO”), Charles F. Willis, purchased a car at its market value of $0.1 million from the Company.

During 2019, the Company’s CEO was charged $0.2 million for usage of the Company’s marine vessel in the Company’s lease portfolio.
During 2019, the Company paid approximately $36,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our CEO retains an ownership interest. These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.
During 2020, the Board’s independent directors approved the Company’s agreement to a lease with our CEO in support of the Company’s vessel leasing business. That lease provides for a payment to our CEO of $500 per day for the use of his tender in support of our vessel lease to a third-party lessee. In addition, the Company has purchased a hull insurance policy, for our CEO’s tender, at a rate of $6,800 per annum, plus a one-time subscriber fee of $695 to insure his tender while in the service of the Company’s vessel leasing business. The lease agreement was subsequently amended and approved by the Board’s independent directors to increase the daily rate to $750 per day. The Company has paid a total of $9,750 for usage of the tender. Additionally, our CEO was charged $4,000 for personal expenses while onboard the Company’s marine vessel.
During 2020, the Company’s CEO was charged $9,100 for the purchase of artwork.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2020, $783.1 million of our outstanding debt is variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $5.8 million compared to $2.0 million in 2019.
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
We are also exposed to currency devaluation risk. During the years ended December 31, 2020 and 2019, respectively, 77% and 79% of our total lease rent revenues came from non-United States domiciled lessees. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2020, our internal control over financial reporting is effective under those criteria.
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. KPMG’s audit report appears on page 41.
(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(a) (2) Financial Statement Schedules
Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 72.
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

4.3.1
Fourth Amendment to Rights Agreement dated August 27, 2018, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.3.1 to our report on Form 10-K filed on March 12, 2020).

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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed March 12, 2020).
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

10.43*
Letter Agreement No. 2 to GTA No. 1-1028985 dated December 12, 2019 between CFM International, Inc. and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-K filed on March 12, 2020).

10.44*
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Amendment No. 5 to Security Agreement, dated as of December 13, 2019, among the Company, MUFG Union Bank, Ltd. as administrative agent, MUFG Union Bank, N.A. as security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.44 to our report on Form 10-K filed on March 12, 2020).

10.45*
Amended and Restated Administrative Agency Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed May 6, 2020).

10.46*
Asset Purchase Agreement, dated as of March 3, 2020, between the Registrant and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.46 to our report on Form 10-Q filed May 6, 2020).

10.47*
Amended and Restated Trust Indenture, dated as of March 3, 2020 among Willis Engine Structured Trust V, Deutsche Bank Trust Company Americas, as Trustee, the Registrant, and Bank of America, N.A. (incorporated by reference to Exhibit 10.47 to our report on Form 10-Q filed May 6, 2020).

10.48*
Revolving Credit Agreement, dated March 3, 2020, among Willis Engine Structured Trust V, Bank of America, N.A., and the Registrant (incorporated by reference to Exhibit 10.48 to our report on Form 10-Q filed May 6, 2020).

10.49*
Amended and Restated Servicing Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, the Registrant, and each Serviced Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.49 to our report on Form 10-Q filed May 6, 2020).

10.50*
Amended and Restated Security Trust Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as Security Trustee and Operating Bank (incorporated by reference to Exhibit 10.50 to our report on Form 10-Q filed May 6, 2020).

10.51*
Excluded Property Purchase Agreement, dated as of March 3, 2020, among the Registrant, West Engine Acquisition LLC, and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.51 to our report on Form 10-Q filed May 6, 2020).

10.52*
Agreement by and between International Aero Engines, LLC and the Registrant, dated March 27, 2020, to purchase spare engines (incorporated by reference to Exhibit 10.52 to our report on Form 10-Q filed May 6, 2020).

10.53*
Letter Agreement No. 4 to GTA No. 1-2299982290 dated March 31, 2020 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.53 to our report on Form 10-Q filed May 6, 2020).

10.54*	Used Engines Sales Agreement dated December 3, 2020 between Pratt & Whitney Engine Leasing, LLC and the Registrant.
10.55*	Used Engine Sales Agreement dated December 3, 2020 between [*] Engine Leasing, LLC and the Registrant.
10.56*	[*] Fixed Price Repair Agreement by and between the Registrant and Raytheon Technologies Corporation dated December 3, 2020.

10.57*	[*] Fixed Price Repair Agreement by and between the Registrant and International Aero Engines, LLC dated December 3, 2020.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016).
16.1	Letter from KPMG to the Securities and Exchange Commission dated January 8, 2021 (incorporated by reference to Exhibit 16.1 to our report on Form 8-K filed January 8, 2021).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________
*    Certain portions of this exhibit have been redacted pursuant to an SEC order granting confidential treatment or constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
†    Indicates a management contract or compensatory plan or arrangement.
Financial Statements are submitted as a separate section of this report beginning on page 43.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 15, 2021

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 15, 2021	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 15, 2021	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 15, 2021	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 15, 2021	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 15, 2021	Director	/s/ RAE ANN MCKEATING
Rae Ann McKeating

Date: March 15, 2021	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Willis Lease Finance Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement Schedule II, Valuation Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statement and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of equipment held for operating lease

As discussed in Notes 1(d), 4 and 9 to the consolidated financial statements, the Company reviews its equipment held for operating lease for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company conducts a formal annual review of the carrying value of equipment held for operating lease and also evaluates assets during the year if a triggering event is identified. Impairment is determined through the review of independent appraisals or by comparison of the forecasted undiscounted cash flows, including estimated sales proceeds, over the expected holding period of the asset to the assets' book value. When undiscounted cash flows are insufficient to recover the carrying value of the asset, an impairment charge is recorded for the excess of the carrying value over fair value, which is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The equipment held for operating lease balance as of December 31, 2020 was $1.89 billion and the Company recorded impairment charges of approximately $20.54 million for the year ended December 31, 2020.

We identified the valuation of equipment held for operating lease as a critical audit matter. The forecasted undiscounted cash flows used to estimate recoverability of asset carrying values were challenging to test as they represented subjective determinations of future market and economic conditions that are sensitive to variation. Minor changes to certain assumptions, such as estimated lease rates, expected lease period and estimated sales proceeds, could have a significant effect on the Company's assessment of the carrying value of equipment held for operating lease. Additionally, the audit effort associated with procedures related to the independent appraisals required specialized skills and knowledge.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company's assessment of equipment held for operating lease for impairment, including the controls over the:

–evaluation of independent appraisals, including considerations of the accuracy of data used by management's specialists

–determination of estimated lease rates, expected lease period, and estimated sales proceeds used in the forecasted undiscounted cash flows.

We assessed the reasonableness of forecasted undiscounted cash flows by comparing the Company's estimated lease rates, expected lease period and estimated sales proceeds to historical trends and Company specific market data. We compared the Company's historical forecasted undiscounted cash flows to actual results to assess the Company's ability to accurately forecast. For a selection of assets, we assessed the reasonableness of asset condition data used by the independent appraisers engaged by management. We involved valuation professional with specialized skills and knowledge, who assisted in the:

–evaluation of the qualification of the independent appraisers used by management; and

–assessment of the methodologies utilized and reasonableness of independent appraisal values by comparing a selection of appraised values from appraisers engaged by management and to published industry benchmark values of comparable assets.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1991.

Fort Lauderdale, Florida
March 15, 2021

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$42,540	$6,720
Restricted cash	36,385	56,948
Equipment held for operating lease, less accumulated depreciation of $454,123 and $414,835 at December 31, 2020 and 2019, respectively	1,886,613	1,650,918
Maintenance rights	20,097	3,133
Equipment held for sale	2,850	120
Receivables, net of allowances of $1,372 and $1,730 at December 31, 2020 and 2019, respectively	28,269	24,059
Spare parts inventory	59,434	41,759
Investments	53,275	57,936
Property, equipment & furnishings, less accumulated depreciation of $11,356 and $8,666 at December 31, 2020 and 2019, respectively	31,753	31,520
Intangible assets, net	1,246	1,312
Notes receivable	158,708	38,145
Other assets	43,778	28,038
Total assets (1)	$2,364,948	$1,940,608

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,977	$45,648
Deferred income taxes	116,838	110,418
Debt obligations	1,693,753	1,251,006
Maintenance reserves	82,484	106,870
Security deposits	19,522	20,569
Unearned revenue	11,637	6,121
Total liabilities (2)	1,951,211	1,540,632

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2020 and 2019, respectively)	49,722	49,638

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,570 and 6,356 shares issued at December 31, 2020 and 2019, respectively)	66	64
Paid-in capital in excess of par	13,696	4,557
Retained earnings	355,370	348,965
Accumulated other comprehensive loss, net of income tax benefit of $1,428 and $896 at December 31, 2020 and 2019, respectively.	(5,117)	(3,248)
Total shareholders’ equity	364,015	350,338
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,364,948	$1,940,608
________________________________________________________
(1)Total assets at December 31, 2020 and 2019 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s: Cash, $0 and $134; Restricted Cash, $35,262 and $56,523, Equipment, $1,037,684 and $1,004,851; Maintenance Rights, $767 and $3,133; Inventory, $5,437 and $2,832; and Other, $558 and $668 respectively.
(2)Total liabilities at December 31, 2020 and 2019 include the following liabilities of VIE’s for which the VIE’s creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations, $907,550 and $842,996, respectively.
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
REVENUE
Lease rent revenue	$142,895	$190,690
Maintenance reserve revenue	105,365	108,998
Spare parts and equipment sales	18,625	74,651
Gain on sale of leased equipment	3,391	20,044
Other revenue	18,416	14,777
Total revenue	288,692	409,160

EXPENSES
Depreciation and amortization expense	94,541	86,236
Cost of spare parts and equipment sales	16,762	62,647
Write-down of equipment	20,540	18,220
General and administrative	67,910	86,523
Technical expense	6,533	8,122
Net finance costs:
Interest expense	63,024	66,889
Loss on debt extinguishment	4,688	220
Total net finance costs	67,712	67,109
Total expenses	273,998	328,857

Earnings from operations	14,694	80,303
Earnings from joint ventures	2,642	8,578
Income before income taxes	17,336	88,881
Income tax expense	7,588	21,959
Net income	9,748	66,922
Preferred stock dividends	3,259	3,250
Accretion of preferred stock issuance costs	84	84
Net income attributable to common shareholders	$6,405	$63,588

Basic weighted average earnings per common share:	$1.07	$10.90
Diluted weighted average earnings per common share:	$1.05	$10.50

Basic weighted average common shares outstanding	5,963	5,836
Diluted weighted average common shares outstanding	6,128	6,058
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2020	2019
Net income	$9,748	$66,922
Other comprehensive loss:
Currency translation adjustment	1,018	(222)
Unrealized loss on derivative instruments	(2,298)	(3,331)
Unrealized loss on derivative instruments at joint venture	(1,121)	(774)
Net loss recognized in other comprehensive income	(2,401)	(4,327)
Tax benefit related to items of other comprehensive loss	532	977
Other comprehensive loss	(1,869)	(3,350)
Total comprehensive income	$7,879	$63,572
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2020 and 2019
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income/(Loss)	Equity
Balances at December 31, 2018	2,500	$49,554	6,176	$62	$—	$286,623	$102	$286,787
Net income	—	—	—	—	—	66,922	—	66,922
Net unrealized loss from currency translation adjustment, net of tax benefit of $50	—	—	—	—	—	—	(172)	(172)
Net unrealized loss from derivative instruments, net of tax benefit of $927	—	—	—	—	—	—	(3,178)	(3,178)
Shares repurchased	—	—	(72)	(1)	(2,087)	(1,479)	—	(3,567)
Shares issued under stock compensation plans	—	—	289	3	332	—	—	335
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(37)	—	(1,475)	—	—	(1,475)
Stock-based compensation, net of forfeitures	—	—	—	—	7,787	—	—	7,787
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Adoption of ASU 2016-02	—	—	—	—	—	233	—	233
Balances at December 31, 2019	2,500	49,638	6,356	64	4,557	348,965	(3,248)	350,338
Net income	—	—	—	—	—	9,748	—	9,748
Net unrealized gain from currency translation adjustment, net of tax expense of $225	—	—	—	—	—	—	793	793
Net unrealized loss from derivative instruments, net of tax benefit of $757	—	—	—	—	—	—	(2,662)	(2,662)
Shares repurchased	—	—	(56)	—	(1,510)	—	—	(1,510)
Shares issued under stock compensation plans	—	—	331	3	425	—	—	428
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(61)	(1)	(1,154)	—	—	(1,155)
Stock-based compensation, net of forfeitures	—	—	—	—	11,378	—	—	11,378
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,259)	—	(3,259)
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,748	$66,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,541	86,236
Write-down of equipment	20,540	18,220
Stock-based compensation expenses	11,378	7,787
Amortization of deferred costs	5,140	6,364
Allowances and provisions	5	(272)
Gain on sale of leased equipment	(3,391)	(20,044)
Income from joint ventures	(2,642)	(8,578)
Loss on sale of note receivable	79	—
(Gain) Loss on disposal of property, equipment and furnishings	(9)	42
Loss on debt extinguishment	4,688	220
Deferred income taxes	6,953	21,074
Changes in assets and liabilities:
Receivables	(4,215)	(517)
Distributions received from joint ventures	7,200	3,300
Inventory	7,026	29,114
Other assets	(16,252)	(2,519)
Accounts payable and accrued expenses	(18,441)	2,131
Maintenance reserves	(24,386)	22,282
Security deposits	(1,166)	(2,108)
Unearned revenue	(3,352)	661
Net cash provided by operating activities	93,444	230,315

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	26,078	191,891
Proceeds from sale of note receivable (net of selling expenses)	8,431	—
Issuance of notes receivable	(136,583)	(42,857)
Payments received on notes receivable	7,630	4,950
Capital contributions to joint ventures	—	(5,713)
Purchase of equipment held for operating lease	(409,250)	(289,385)
Purchase of property, equipment and furnishings	(2,976)	(6,330)
Net cash used in investing activities	(506,670)	(147,444)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	973,200	340,120
Debt issuance costs	(6,065)	(3,142)
Principal payments on debt obligations	(530,783)	(428,081)
Interest bearing security deposits	—	(2,092)
Debt prepayment costs	(2,373)	—
Proceeds from shares issued under stock compensation plans	428	335
Repurchase of common stock	(1,510)	(3,567)
Preferred stock dividends	(3,259)	(3,250)
Cancellation of restricted stock units in satisfaction of withholding tax	(1,155)	(1,475)
Net cash provided by (used in) financing activities	428,483	(101,152)

Increase/(Decrease) in cash, cash equivalents and restricted cash	15,257	(18,281)
Cash, cash equivalents and restricted cash at beginning of period	63,668	81,949
Cash, cash equivalents and restricted cash at end of period	$78,925	$63,668
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$54,339	$63,585
Income Taxes	$510	$222
Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$8,868	$2,515
Transfers from Equipment held for operating lease to Equipment held for sale	$2,800	$10,131
Transfers from Equipment held for operating lease to Spare parts inventory	$24,702	$23,931
Transfers from Equipment held for sale to Spare parts inventory	$—	$422
Accretion of preferred stock issuance costs	$84	$84
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
(a)Organization
Willis Lease Finance Corporation with its subsidiaries is a provider of aviation services whose primary focus is providing operating leases of commercial aircraft, aircraft engines and other aircraft-related equipment to air carriers, manufacturers and overhaul/repair facilities worldwide. The Company also engages in the selective purchase and resale of commercial aircraft engines.
Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines.
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
Willis Engine Securitization Trust III (“WEST III” or the “WEST III Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST III is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.
Willis Engine Securitization Trust IV (“WEST IV” or the “WEST IV Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST IV is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.
In March 2020, the Company and its direct, consolidated VIE Willis Engine Structured Trust V (“WEST V”) (formerly WEST II), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “WEST V Notes”). The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million.
Principal and interest on the WEST III, IV and V Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements.
The WEST III, IV and V Notes are secured by, among other things, the respective ABS’s direct and indirect interests in a portfolio of assets. The WEST III, WEST IV and WEST V Notes have scheduled amortizations and are payable solely from revenue received from the engines and the engine leases, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST IV and WEST V are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST III, WEST IV and WEST V are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s balance sheet. The ABS’ ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.
Additionally, in connection with WEST III, WEST IV and WEST V, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST III, WEST IV and WEST V are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

(b)Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of WLFC and its wholly owned subsidiaries, including VIEs where the Company is the primary beneficiary, in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entities’ activities. If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.
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
Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2020, the Company had an aggregate of approximately $4.6 million in lease rent and $1.9 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.
One customer accounted for 11.4% of total lease rent revenue during the year ended December 31, 2020. No customer accounted for more than 10% of total lease rent revenue during the year ended December 31, 2019.
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
Amounts owed for managed services are typically billed upon contract completion. At December 31, 2020, unbilled revenue was $0.8 million and the Company expects it to be fully recognized by June 30, 2021. Additionally, managed services are presented within the Other revenue line in the Consolidated Statements of Income.
Other Revenue
Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items.
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
The aircraft and airframes owned by the Company are depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value. The marine vessel owned by the Company is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. The other leased parts and related equipment owned by the Company are depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2020			2019
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$2,238,160	$(445,780)	$1,792,380	$1,920,215	$(401,776)	$1,518,439
Aircraft and airframes	89,613	(7,312)	82,301	133,424	(12,630)	120,794
Marine vessel	12,963	(1,031)	11,932	12,114	(429)	11,685
	$2,340,736	$(454,123)	$1,886,613	$2,065,753	$(414,835)	$1,650,918
The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2020, 50 engines having a net book value of $51.6 million were depreciated under this policy with estimated useful lives ranging from 1 to 125 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.
The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The Company conducts a formal annual review of the carrying value of long-lived assets and also evaluates assets during the year if a triggering event is identified indicating impairment is possible. Such annual review resulted in an impairment charge of $4.9 million and $6.4 million in 2020 and 2019, respectively (included in “Write-down of equipment” in the Consolidated Statements of Income).
(e)Equipment Held for Sale
Equipment held for sale includes assets being marketed for sale as well as third party consigned assets. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.
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
(i)Property, Equipment and Furnishings
Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to 37 years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.
(j)Cash and Cash Equivalents
The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.
(k)Restricted Cash
The Company has certain bank accounts that are subject to restrictions in connection with its WEST III, WEST IV and WEST V notes payable. Under these borrowings cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of projected maintenance obligations and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST III, cash equal to a portion of the projected maintenance obligations for the subsequent nine months is held in a restricted account and is subject to a minimum balance of $10.0 million. Under WEST IV, cash equal to a portion of the projected maintenance obligations for the subsequent ten months is held in a restricted account and is subject to a minimum balance of $5.0 million. Under WEST V, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $5.0 million. Under WEST III, WEST IV and WEST V, security deposits are held in restricted accounts equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, in each case, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.
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
(n)Other assets
Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2020 and 2019, other assets included prepaid deposits of $10.5 million and $10.6 million, respectively, relating to commitments to purchase equipment.
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
(s)Initial Direct Costs associated with Leases
The Company accounts for the initial direct costs, including sales commissions and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $1.5 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.
(t)Maintenance Rights
The Company identifies, measures and accounts for maintenance right assets and liabilities associated with acquisitions of equipment with in-place leases. A maintenance right asset represents the fair value of the contractual right under a lease to receive equipment in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company’s obligation to pay the lessee for the difference between the lease-end contractual maintenance condition of the equipment and the actual maintenance condition of the equipment on the acquisition date. The equipment condition at the end of the lease term may result in either overhaul work being performed by the lessee to meet the required return condition or a financial settlement.
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
(w)Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. In addition, during 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. In addition to the impacts described below, dramatically lower demand for air travel in turn presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could negatively impact collections of accounts receivable, cause the Company’s lessee customers to not enter into new leases, reduce spending from new and existing customers for leases or spare parts or equipment, lower usage fees, cause some of the Company’s customers to go out of business, and limit the ability of the Company’s personnel to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report, we believe our cash liquidity, equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through the next twelve months. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed quarterly interim impairment analysis during 2020. The results of the analysis indicated $0.5 million additional impairment in 2020 for two engines having net book values in excess of their respective fair value. During 2020, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year. Additionally, as of December 31, 2020, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $6.5 million for the year ended December 31, 2020. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

Other than what has been reflected in the Consolidated Financial Statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the Consolidated Financial Statements.
(x)Recent Accounting Pronouncements
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

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”). The ASU improves a variety of codification topics by improving the consistency of the codification and providing clarifications. The Company adopted this guidance effective October 1, 2020 and it did not materially impact our consolidated financial statements.
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
2. Leases
As lessor, and as of December 31, 2020, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842.
As lessee, the significant majority of leases the Company enters are for real estate (office and warehouse space for our operations as well as automobiles). These lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with terms of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include variable non-lease components (e.g., taxes) which are not separated from associated lease components (e.g. fixed rent, common-area maintenance costs, vehicle protection plans and other service fees) as elected under the practical expedient package provided by ASC 842.
The Company’s leases have remaining lease terms of one to six years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2020	December 31, 2019
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$3,784	$4,084
Total leased assets		$3,784	$4,084

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$3,873	$3,835
Total lease liabilities		$3,873	$3,835

Weighted average remaining lease term (years)
Operating leases		4.20	5.17
Weighted average discount rate
Operating leases		3.1%	4.5%

The weighted average discount rate is based on the discount rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s operating lease liabilities at December 31, 2020 are as follows:

Year	(in thousands)
2021	$1,189
2022	1,033
2023	708
2024	394
2025	394
Thereafter	591
Total lease payments	4,309
Less: interest	(436)
Total lease liabilities	$3,873

The following table represents future minimum lease payments under non-cancelable operating leases at December 31, 2020:

Year	(in thousands)
2021	$1,227
2022	1,055
2023	688
2024	394
2025	394
Thereafter	592
$4,350

The components of lease expense were as follows:

		Years Ended December 31,
Lease expense	Classification	2020	2019
		(in thousands)
Operating lease cost	General and administrative	$1,141	$1,326
Net lease cost		$1,141	$1,326

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,083	$920

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$705	$495
3. Revenue from Contracts with Customers
The following tables disaggregate revenue by major source for the years ended December 31, 2020 and 2019 (in thousands):

Year ended December 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$142,895	$—	$—	$142,895
Maintenance reserve revenue	105,365	—	—	105,365
Spare parts and equipment sales	1,514	17,514	(403)	18,625
Gain on sale of leased equipment	3,391	—	—	3,391
Managed services	8,753	—	—	8,753
Other revenue	9,651	327	(315)	9,663
Total revenue	$271,569	$17,841	$(718)	$288,692

Year ended December 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Leasing revenue	$190,690	$—	$—	$190,690
Maintenance reserve revenue	108,998	—	—	108,998
Spare parts and equipment sales	18,684	55,967	—	74,651
Gain on sale of leased equipment	20,044	—	—	20,044
Managed services	10,843	—	—	10,843
Other revenue	3,895	277	(238)	3,934
Total revenue	$353,154	$56,244	$(238)	$409,160
________________________________________________________
(1)Represents revenue generated between our reportable segments.
4. Equipment Held for Operating Lease
As of December 31, 2020, the Company’s $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2019, the Company’s $1,650.9 million equipment held for operating lease portfolio and $38.1 million notes receivable represented 263 engines, 12 aircraft, one marine vessel and other leased parts and equipment.
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

The Company leases equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2020	2019
Region	(in thousands)
Europe	$57,972	$84,335
United States	33,291	39,178
Asia	32,198	42,127
South America	11,686	10,030
Mexico	3,670	5,284
Middle East	2,067	4,117
Canada	2,011	3,279
Africa	—	2,340
Totals	$142,895	$190,690

	As of December 31,
Net book value of equipment held for operating lease	2020	2019
Region	(in thousands)
Europe	$460,664	$554,529
United States	362,471	240,454
Asia	324,946	427,246
Mexico	168,593	51,573
South America	104,671	110,563
Middle East	47,899	26,732
Canada	8,500	22,640
Africa	—	2,597
Off-lease and other	408,869	214,584
Totals	$1,886,613	$1,650,918
As of December 31, 2020, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$408,869
Month-to-month leases	339,868
Leases expiring 2021	208,302
Leases expiring 2022	526,244
Leases expiring 2023	252,186
Leases expiring 2024	78,496
Leases expiring 2025	44,430
Leases expiring thereafter	28,218
$1,886,613

As of December 31, 2020, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2021	$120,393
2022	75,835
2023	28,452
2024	15,091
2025	5,647
Thereafter	8,002
$253,420
5. Investments
In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. As of December 31, 2020, WMES owned a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $289.2 million.
In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2020, CASC Willis owned a lease portfolio of four engines with a net book value of $50.1 million.

As of December 31, 2020	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2018	$34,183	$13,758	$47,941
Earnings from joint ventures	8,312	266	8,578
Contribution	5,713	—	5,713
Distribution	(3,300)	—	(3,300)
Foreign currency translation adjustment	—	(222)	(222)
Other comprehensive loss from joint ventures	(774)	—	(774)
Investment in joint ventures as of December 31, 2019	44,134	13,802	57,936
Earnings from joint ventures	1,552	1,090	2,642
Contribution	—	—	—
Distribution	(7,200)	—	(7,200)
Foreign currency translation adjustment	—	1,018	1,018
Other comprehensive loss from joint ventures	(1,121)	—	(1,121)
Investment in joint ventures as of December 31, 2020	$37,365	$15,910	$53,275
“Other revenue” on the Consolidated Statements of Income includes management fees earned of $1.6 million and $2.9 million during the years ended December 31, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.

Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2020	2019
	(in thousands)
Revenue	$38,086	$55,770
Expenses	35,190	41,253
WMES net income	$2,896	$14,517

	As of December 31,
	2020	2019
	(in thousands)
Total assets	$303,886	$322,606
Total liabilities	219,836	227,052
Total WMES net equity	$84,050	$95,554
The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains related to engines sold by the Company to WMES.
6. Debt Obligations
Debt obligations consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.38% at December 31, 2020, secured by engines. The facility has a committed amount of $1.0 billion at December 31, 2020, which revolves until the maturity date of June 2024	$777,000	$397,000
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	286,863	—
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	39,855	—
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	19,043	—
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	277,481	307,014
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	39,640	43,859
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	227,138	257,754
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,481	36,860
WEST II Series A 2012 term notes payable at a fixed rate of interest of 5.50%, repaid in March 2020, secured by engines	—	211,572
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at December 31, 2020, maturing in July 2022, secured by engines	6,138	7,286
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	7,247	9,124
	1,712,886	1,270,469
Less: unamortized debt issuance costs	(19,133)	(19,463)
Total debt obligations	$1,693,753	$1,251,006
One-month LIBOR was 0.14% and 1.76% as of December 31, 2020 and December 31, 2019, respectively. Three-month LIBOR was 0.24% and 1.91% as of December 31, 2020 and December 31, 2019, respectively.

Principal outstanding at December 31, 2020, is expected to be repayable as follows:

Year	(in thousands)
2021	$51,497
2022	57,341
2023	52,469
2024	828,636
2025	50,401
Thereafter	672,542
Total	$1,712,886
At December 31, 2020, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which increased the revolving credit facility from $890.0 million to $1.0 billion. The Amended Credit Agreement incorporates an accordion feature that can expand the credit facility up to $1.3 billion, extends the maturity of the credit facility to June 2024 and provides for certain other amendments to covenants, interest rates and commitment fees.

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

On October 30, 2020, the Company entered into a Limited Waiver (the “Waiver”) to its Amended Credit Agreement. The Waiver provides for the partial exclusion for specified periods of certain asset book values in the calculation of customer concentration limits, as such limits are defined in the Amended Credit Agreement.
As of December 31, 2020 and 2019, $223.0 million and $603.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST III, WEST IV, and WEST V jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.
In March 2020, WLFC and its direct, wholly-owned subsidiary WEST V, closed its offering of $366.2 million aggregate principal amount of fixed rate notes. The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The WEST V Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of 54 aircraft engines and three airframes, including 25 aircraft engines and three airframes which WEST V acquired from WLFC pursuant to an asset purchase agreement.

The Series A Notes have a fixed coupon of 3.228%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045, the Series B Notes have a fixed coupon of 4.212%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045 and the Series C Notes have a fixed coupon of 6.657%, an expected maturity of approximately eight years and a final maturity date of March 15, 2045. The Series A Notes were issued at a price of 99.99859% of par, the Series B Notes were issued at a price of 99.99493% of par and the Series C Notes were issued at a price of 99.99918% of par. Principal on the WEST V Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture for the WEST V Notes. Proceeds from asset sales by WEST V will be used, at WEST V’s election subject to certain conditions, to reduce WEST V's debt or to acquire other engines or airframes.

The Company recognized a $4.7 million loss on debt extinguishment upon the repayment of the WEST II Series A 2012 term notes in March 2020.
The assets of WEST III, WEST IV and WEST V are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity. WEST III, WEST IV and WEST V are consolidated for financial statement presentation purposes. WEST III, WEST IV and WEST V’s ability to make distributions and pay dividends to the Company is subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV and WEST V, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, and WEST V indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.
In July 2019, the Company’s note payable secured by a corporate aircraft was repriced at a fixed interest rate of 3.18% and will continue to mature in July 2024. The balance outstanding on this loan was $7.2 million and $9.1 million as of December 31, 2020 and December 31, 2019, respectively.
In February 2019, the Company entered into a new $8.1 million loan with a financial institution and has a maturity date of July 2022. Interest is payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% and principal and interest are paid quarterly.  The loan is secured by two engines.
Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at December 31, 2020.
7. Derivative Instruments
The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $783.1 million and $404.3 million of variable rate borrowings at December 31, 2020 and 2019, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2020, the Company has two interest rate swap agreements. One interest rate swap agreement was entered into during 2016 which has notional outstanding amount of $100.0 million, with remaining terms of four months as of December 31, 2020. During October 2019, the Company entered into one additional fixed-rate interest swap agreement which has a notional outstanding amount of $100.0 million, with remaining terms of 42 months as of December 31, 2020. The derivative instruments were designated as a cash flow hedge and recorded at fair value.
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
The net fair value of the interest rate swaps were net liabilities of $4.0 million and $1.7 million at December 31, 2020 and 2019, respectively. The Company recorded interest expense of $2.0 million and a reduction to interest expense of $0.7 million during the years ended December 31, 2020 and 2019, respectively, from derivative investments.
Effect of Derivative Instruments on Earnings in the Statements of Income and of Comprehensive Income
The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2020	2019
	(in thousands)
Interest rate contracts	$2,298	$3,331
Total	$2,298	$3,331
The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the years ended December 31, 2020 and 2019.

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
Subsequent Event
In January 2021, the Company entered into four additional fixed-rate interest swap agreements to mitigate the exposure on the variable rate borrowings. All four of the swaps have notional amounts of $100.0 million, two of which mature in January 2024 and the other two maturing in January 2026.
8. Income Taxes
The components of income before income taxes are as follows:

	Years ended December 31,
	2020	2019
	(in thousands)
United States	$16,990	$88,182
Foreign	346	699
Income before income taxes	$17,336	$88,881
The components of income tax expense for the years ended December 31, 2020 and 2019 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2020
Current	$—	$(88)	$723	$635
Deferred	6,251	702	—	6,953
Total	$6,251	$614	$723	$7,588

2019
Current	$—	$722	$163	$885
Deferred	20,205	869	—	21,074
Total	$20,205	$1,591	$163	$21,959
The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2020 and 2019 to the effective income tax expense:

	Years Ended December 31,
	2020	2019
	(in thousands)
Statutory federal income tax expense	$3,640	$18,665
State taxes, net of federal benefit	633	1,440
Foreign tax paid	—	—
Foreign jurisdiction rate differential	508	475
Permanent differences-nondeductible executive compensation	2,748	2,083
Permanent differences and other	59	(704)
Effective income tax expense	$7,588	$21,959
The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2018	$182
Increases related to current year tax positions	250
Decreases due to tax positions expired	(162)
Balance as of December 31, 2019	270
Increases related to current year tax positions	66
Decreases due to tax positions expired	(6)
Balance as of December 31, 2020	$330
A $0.3 million and $0.2 million reserve was established as of December 31, 2020 and 2019, respectively, for the exposure in Europe. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$2,519	$1,277
State taxes	10	152
Inventory	2,153	—
Reserves and allowances	4,356	1,988
Other accruals	1,769	4,974
Foreign tax credit	—	19
Lease liability	198	271
Net operating loss carry forward	74,045	12,091
California alternative minimum tax credit	33	—
Charitable contributions	65	57
Total deferred tax assets	85,148	20,829
Less: valuation allowance	(468)	(153)
Net deferred tax assets	84,680	20,676

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(163,773)	(118,595)
Inventory	—	(2,350)
Notes receivable	(34,426)	(6,640)
Right of use liability	(184)	(260)
Other deferred tax assets (liabilities)	(4,616)	(4,198)
Net deferred tax liabilities	(202,999)	(132,043)

Other comprehensive loss deferred tax liability	1,481	949

Net deferred tax liabilities	$(116,838)	$(110,418)
As of December 31, 2020, the Company had net operating loss carry forwards of approximately $348.0 million for federal tax purposes and $1.2 million (tax effected) for state tax purposes. The majority of the federal net operating loss carry forwards were generated this year and can be carried forward indefinitely, the remainder will expire at various times from 2032 to 2037, and the state net operating loss carry forwards will expire at various times from 2026 to 2042. There is a $0.4 million valuation allowance for net operating losses in California that expire between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expire between 2032 and 2040. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2003-2020, respectively.

It is the Company's intention to reinvest undistributed earnings of their wholly owned foreign operations and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. Income taxes.
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
•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2020 and 2019 was estimated to have a fair value of approximately $159.2 million and $39.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).
•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2020 and 2019 was estimated to have a fair value of approximately $1,691.0 million and $1,262.6 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).
Assets Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2020 and 2019, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value of $4.0 million and $1.7 million representing a net liability as of December 31, 2020 and 2019, respectively. The Company recorded interest expense of $2.0 million and a reduction to interest expense of $0.7 million during the years ended December 31, 2020 and 2019, respectively, from derivative investments.
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

	Total Losses
	Years Ended December 31,
	2020	2019
	(in thousands)
Equipment held for lease	$20,470	$18,132
Equipment held for sale	70	88
Total	$20,540	$18,220
Write-downs of equipment to their estimated fair values totaled $20.5 million for the year ended December 31, 2020 which included write-downs of $15.2 million due to a management decision to monetize 10 engines and two airframes either by sale to a third party or for part-out and $5.3 million for the adjustment of the carrying value of seven impaired engines.
Write-downs of equipment to their estimated fair values totaled $18.2 million for the year ended December 31, 2019 which included write-downs of $11.8 million due to a management decision to monetize 11 engines either by sale to a third party or for part-out and $6.4 million for the adjustment of the carrying value of seven impaired engines.
As of December 31, 2020, $37.6 million book value for 21 of these engines remains within equipment held for operating lease, equipment held for sale and spare parts inventory.
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

There were no anti-dilutive shares excluded in the computations of diluted weighted average earnings per common share for the years ended December 31, 2020 and 2019.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income attributable to common shareholders	$6,405	$63,588

Basic weighted average common shares outstanding	5,963	5,836
Potentially dilutive common shares	165	222
Diluted weighted average common shares outstanding	6,128	6,058

Basic weighted average earnings per common share	$1.07	$10.90
Diluted weighted average earnings per common share	$1.05	$10.50
11. Commitments, Contingencies, Guarantees and Indemnities
Other obligations
Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2020, the Company had $471.0 million in purchase commitments of equipment that will be satisfied within three fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction.

In December 2020, the Company entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, the Company has committed to certain future overhaul and maintenance services which is anticipated to range between $67.1 million and $112.0 million.
12. Equity
Common Stock Repurchase
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During 2020, the Company repurchased 55,426 shares of common stock for approximately $1.5 million under the plan, at a weighted average price of $27.24 per share. During 2019, the Company repurchased 72,324 shares of common stock for approximately $3.6 million under the plan, at a weighted average price of $49.29 per share. As of July 2, 2020, the Company terminated its 10b-18 plan. At December 31, 2020, approximately $54.9 million was available to purchase shares under the plan.
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
Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2020 and 2019, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
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

13. Stock-Based Compensation Plans
The components of stock compensation expense were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
2007 Stock Incentive Plan	$3,142	$4,584
2018 Stock Incentive Plan	7,960	3,117
Employee Stock Purchase Plan	276	86
Total Stock Compensation Expense	$11,378	$7,787
The significant stock compensation plans are described below.
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date. As of December 31, 2020, there are no stock options outstanding under the 2007 Plan.
The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date.
As of December 31, 2020, the Company has granted 598,750 RSAs under the 2018 Plan and has 295,846 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.
The following table summarizes restricted stock activity under the 2007 and 2018 Plans for the years ended December 31, 2020 and 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value (in thousands)
Balance as of December 31, 2018	417,890	$30.54	$12,763
Shares granted	279,400	42.28	11,813
Shares forfeited	(3,866)	30.43	(118)
Shares vested	(187,957)	28.74	(5,402)
Balance as of December 31, 2019	505,467	37.70	19,056
Shares granted	319,350	19.00	6,068
Shares forfeited	—	—	—
Shares vested	(243,102)	28.35	(6,892)
Balance as of December 31, 2020	581,715	$31.34	$18,232
At December 31, 2020 the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of 1.3 years totaled $9.2 million. At December 31, 2020, the intrinsic value of unvested RSAs was $17.7 million.
Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2020 and 2019, 11,394 and 13,193 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

14. Employee 401(k) Plan
The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the United States. In 2020, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $19,500 (or $26,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $13,000 per employee in 2020. The Company match totaled $0.8 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.
15. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$81,609	$74,983	$70,613	$61,487	$288,692
Net income (loss) attributable to common shareholders	$3,455	$4,540	$2,144	$(3,734)	$6,405
Basic earnings (loss) per common share	$0.59	$0.75	$0.36	$(0.62)	$1.07
Diluted earnings (loss) per common share	$0.56	$0.74	$0.35	$(0.62)	$1.05

Basic weighted average common shares outstanding	5,860	6,016	5,985	5,988	5,963
Diluted weighted average common shares outstanding	6,124	6,103	6,084	5,988	6,128

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Total revenue	$103,769	$95,797	$120,366	$89,228	$409,160
Net income attributable to common shareholders	$20,056	$16,144	$23,232	$4,156	$63,588
Basic earnings per common share	$3.47	$2.75	$3.97	$0.71	$10.90
Diluted earnings per common share	$3.35	$2.66	$3.81	$0.68	$10.50

Basic weighted average common shares outstanding	5,779	5,866	5,847	5,850	5,836
Diluted weighted average common shares outstanding	5,978	6,061	6,094	6,099	6,058
16. Related Party Transactions
Joint Ventures
“Other revenue” on the Consolidated Statement of Income includes management fees earned of $1.6 million and $2.9 million during the years ended December 31, 2020 and 2019, respectively, related to the servicing of engines for the WMES lease portfolio.
During 2020, the Company sold one note receivable to WMES for $8.4 million. During 2019, the Company sold five aircraft and other equipment to WMES for $76.4 million. Additionally, during 2019, WMES sold one engine to Willis Aeronautical Services, Inc., a wholly-owned subsidiary of the Company, for $2.6 million.
There were no aircraft or engine sales to CASC Willis during 2020 or 2019.
Other
During 2019, the Special Committee of the Board of Directors approved a transaction in which the Company’s Chief Executive Officer (“CEO”), Charles F. Willis, purchased a car at its market value of $0.1 million from the Company.
During 2019, the Company’s CEO was charged $0.2 million for usage of the Company’s marine vessel in the Company’s lease portfolio.
During 2019, the Company paid approximately $36,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our CEO retains an ownership interest. These expenses were for lodging and other business related services.  These transactions were approved by the Board’s independent Directors.
During 2020, the Board's independent directors approved the Company’s agreement to a lease with our CEO in support of the Company’s vessel leasing business. That lease provides for a payment to our CEO of $500 per day for the use of his tender in support of our vessel lease to a third-party lessee. In addition, the Company has purchased a hull insurance policy, for our CEO’s tender, at a rate of $6,800 per annum, plus a one-time subscriber fee of $695 to insure his tender while in the service of the Company’s vessel leasing business. The lease agreement was subsequently amended and approved by the Board’s independent directors to increase the daily rate to $750 per day. The Company has paid a total of $9,750 for usage of the tender. Additionally, our CEO was charged $4,000 for personal expenses while onboard the Company’s marine vessel.
During 2020, the Company’s CEO was charged $9,100 for the purchase of artwork.
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
The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$142,895	$—	$—	$142,895
Maintenance reserve revenue	105,365	—	—	105,365
Spare parts and equipment sales	1,514	17,514	(403)	18,625
Gain on sale of leased equipment	3,391	—	—	3,391
Other revenue	18,404	327	(315)	18,416
Total revenue	271,569	17,841	(718)	288,692

Expenses:
Depreciation and amortization expense	94,442	99	—	94,541
Cost of spare parts and equipment sales	156	16,606	—	16,762
Write-down of equipment	20,540	—	—	20,540
General and administrative	63,993	3,514	403	67,910
Technical expense	6,533	—	—	6,533
Net finance costs:
Interest expense	63,024	—	—	63,024
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	67,712	—	—	67,712
Total expenses	253,376	20,219	403	273,998
Earnings (loss) from operations	$18,193	$(2,378)	$(1,121)	$14,694

For the Year ended December 31, 2019	Leasing and Related Operations	Spare Parts Sales	Eliminations (1)	Total
Revenue:
Lease rent revenue	$190,690	$—	$—	$190,690
Maintenance reserve revenue	108,998	—	—	108,998
Spare parts and equipment sales	18,684	55,967	—	74,651
Gain on sale of leased equipment	20,044	—	—	20,044
Other revenue	14,738	277	(238)	14,777
Total revenue	353,154	56,244	(238)	409,160

Expenses:
Depreciation and amortization expense	86,159	77	—	86,236
Cost of spare parts and equipment sales	15,241	47,406	—	62,647
Write-down of equipment	18,220	—	—	18,220
General and administrative	81,302	5,221	—	86,523
Technical expense	8,122	—	—	8,122
Net finance costs:
Interest expense	66,889	—	—	66,889
Loss on debt extinguishment	220			220
Total finance costs	67,109	—	—	67,109
Total expenses	276,153	52,704	—	328,857
Earnings from operations	$77,001	$3,540	$(238)	$80,303
________________________
(1)    Represents revenue generated between our operating segments.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2020	$2,312,172	$52,776	$—	$2,364,948
Total assets as of December 31, 2019	$1,898,313	$42,295	$—	$1,940,608

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2019
Accounts receivable, allowance for doubtful accounts	$2,559	$(829)	$—	$1,730
Deferred tax valuation allowance	$652	$(499)	$—	$153
Year Ended December 31, 2020
Accounts receivable, allowance for doubtful accounts	$1,730	$5	$(363)	$1,372
Deferred tax valuation allowance	$153	$315	$—	$468
Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.