Form 10-K/A
period 2020-12-31
WILLIS LEASE FINANCE CORP
filed 2021-04-30
CIK 1018164

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
The number of shares of the registrant’s Common Stock outstanding as of April 5, 2021 was 6,749,008.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WILLIS LEASE FINANCE CORPORATION
2020 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our annual report on Form 10-K for the year ended December 31, 2020, which we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
In addition, we have filed the following exhibits herewith:

•31.3 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and
•31.4 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on March 15, 2021.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of five directors and is divided into three classes, with each class serving for three years and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate two Class II directors for election at our 2021 annual meeting of stockholders. The terms of office of directors in Class I and Class III do not expire until the annual meetings of stockholders held in 2023 and 2022, respectively. The members of our board of directors are identified below, along with their ages at April 5, 2021 and other information.

Biographical Information
	Director Since	Age
Class I Director:
Rae Ann McKeating	2020	68
Class II Directors:
Robert J. Keady	2015	70
Austin C. Willis	2008	40
Class III Directors:
Charles F. Willis, IV	1985	72
Hans Joerg Hunziker	2006	71

Principal Occupations, Background and Qualifications of Directors

Class I Director:
Rae Ann McKeating

Director Since: 2020 Independent
Rae Ann McKeating retired in 2016 as Senior Vice President, General Counsel and Chief Compliance Officer at Aviation Capital Group (ACG), a company that purchases new aircraft from Boeing and Airbus, and sells, leases and manages commercial aircraft to/for customers around the globe. Ms. McKeating served in the ACG legal department from 2007 to 2016. Prior to joining ACG, Ms. McKeating provided legal business services to public and private businesses and individuals. From 1997 to 1999, Ms. McKeating was Senior Vice President, General Counsel and Corporate Secretary for Willis Lease Finance Corporation. From 1993 to 1997, Ms. McKeating served as Vice President, General Counsel and Corporate Secretary for Hawaiian Airlines, Inc. Prior to joining Hawaiian Airlines, Ms. McKeating worked several years with a major Hawaiian law firm, after having practiced two years with a Southern California law firm. Ms. McKeating earned her Bachelor of Arts in anthropology from the University of Texas and her Juris Doctor degree from the University of Utah.

Ms. McKeating brings to the board vast experience in both the leasing and commercial aviation industry.

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

EXECUTIVE OFFICERS OF THE COMPANY
Our current executive officers and their respective ages as of April 5, 2021 were as listed below.

Name	Age	Positions and Offices
Charles F. Willis, IV*	72	Chief Executive Officer
Brian R. Hole	43	President
Scott B. Flaherty	55	Senior Vice President and Chief Financial Officer
Dean M. Poulakidas	52	Senior Vice President, General Counsel and Corporate Secretary
Austin C. Willis*	40	Senior Vice President, Corporate Development
*See business experience background under “Board of Directors -- Principal Occupations, Background and Qualifications of Directors” above.

Brian R. Hole

President	Brian R. Hole joined Willis Lease in August 2014 and was promoted to President on April 1, 2016. Prior to his appointment as President, he served as Senior Vice President & Chief Investment Officer. Formerly, Mr. Hole was Owner and President of Aviation Opportunity Management LLC, where he advised bank, private equity and alternative investment funds regarding investment in large commercial aircraft and engines. Prior to starting his own business, from 2008 to 2012, Mr. Hole served as an attorney for United Technologies Corporation, Pratt & Whitney Division, where he worked with the Commercial Engines Group in assisting with the next generation product family of engines, and specifically, on the partnership for the PW1100G engine on the Airbus A320neo family of aircraft and at IAE International Aero Engines, where he structured and negotiated engine sales and aftermarket programs as well as spare engine and aircraft financings. Mr. Hole earned his undergraduate degree from Georgetown University and a law degree, with high honors, from the University of Connecticut School of Law.

Scott B. Flaherty

Senior Vice President, Chief Financial Officer	Scott B. Flaherty joined Willis Lease in June 2016 and serves as our Senior Vice President and Chief Financial Officer. Prior to joining Willis Lease, Mr. Flaherty was Senior Vice President of Finance and Chief Financial Officer at Colt Defense LLC from 2009 until April of 2016. Prior to Colt Defense LLC, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group, for various industries. Mr. Flaherty also was an investment banker at Credit Suisse First Boston. He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation for eight years. Mr. Flaherty earned his undergraduate degree from Worcester Polytechnic Institute and an MBA from the Leonard N. Stern School of Business at New York University.

Dean M. Poulakidas

Senior Vice President, General Counsel and Corporate Secretary	Dean M. Poulakidas joined Willis Lease in September 2011 and currently serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to his appointment as General Counsel, he served as Senior Counsel until March 31, 2013. Formerly, Mr. Poulakidas was Vice President and Corporate Counsel with International Lease Finance Corporation (ILFC), where he managed a wide variety of aviation transactions working with airlines, manufacturers, purchasers, financiers, service providers and aviation authorities in many jurisdictions. Prior to ILFC, he was a corporate attorney at Pillsbury Madison & Sutro, where his transactional experience included international and domestic joint ventures, mergers and acquisitions. Mr. Poulakidas earned his undergraduate degree from the University of California at Los Angeles, his masters degree from Columbia University and his law degree from the University of California’s Hastings College of the Law.

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
AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Nasdaq’s listing rules require that our Audit Committee be composed of at least three independent Directors who currently are: Directors Hans Joerg Hunziker (Chair), Rae Ann McKeating and Robert J. Keady. All members of the Audit Committee are able to read and understand financial statements. Mr. Hunziker also qualifies as an audit committee financial expert, as defined by the SEC, and is financially sophisticated as required by the Nasdaq listing standards.
ITEM 11.     EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2020 and 2019. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2020, were:

•Charles F. Willis, IV, our Chief Executive Officer and Chairman of the Board (our “CEO”);
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

Summary Compensation Table for Fiscal Year 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Charles F. Willis, IV Chief Executive Officer	2020	$971,250	$—	$4,746,960	$—	$3,262,234	$306,225	(2)	$9,286,669
	2019	$1,050,000	$—	$5,794,620	$—	$3,580,231	$259,287		$10,684,138
Brian R. Hole President	2020	$348,600	$—	$933,777	$—	$1,150,753	$34,065	(3)	$2,467,195
	2019	$435,750	$—	$1,070,745	$—	$1,262,926	$19,556		$2,788,977
Scott B. Flaherty Senior Vice President and Chief Financial Officer	2020	$312,900	$—	$662,076	$—	$607,591	$51,862	(4)	$1,634,429
	2019	$391,125	$—	$755,820	$—	$666,818	$164,214		$1,977,977

(1)The amounts in this column represent the grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 as discussed in Note 13 - Stock-Based Compensation Plans - in our annual report on Form 10-K for the fiscal year 2020 filed with the SEC. For 2020, the grant date fair value represents restricted stock awards granted in 2021, subject to time-based vesting conditions, due to achievement of 2020 performance goals as well as awards granted in 2020 subject to time-based vesting conditions. Based upon the probable outcome of the 2021 performance conditions of applicable awards, the grant date fair value reflected in the column above is $1,896,960, $373,152 and $264,576 for Messrs. Willis, Hole and Flaherty, respectively. See “2020 Equity Awards” below for more information about those awards. For 2019, such amounts reflect equity awards granted in 2020 with respect to achievement of 2019 performance goals, consistent with our prior method of accounting for these awards.
(2)Includes (i) a 401(k) matching contribution in the amount of $13,000, (ii) $12,360 for the allocated cost of Mr. Charles Willis’ participation in a group life, disability and accidental death and dismemberment policy that covers certain of the Company’s executive officers, and the following perquisites:
◦$25,016 for spousal travel. This amount is based on the actual cost to the Company.
◦$18,475 for personal use of a company car. This amount was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use).

◦$99,985 moving reimbursements benefits paid to or on behalf of Mr. Charles Willis in connection with his relocation to the United Kingdom.
◦$29,902 for personal use of the Company's plane (based on the Standard Industry Fair Level ("SIFL") rate which is determined by calculating for each leg of a trip the IRS multiplier for 0-500 miles, 501-1500 miles and 1500+ miles at a rate of 0.2344, 0.1787 and 0.1718, respectively, multiplied by the number of nautical miles, multiplied by the aircraft multiple at a rate of 400% and then adding the terminal charge in the amount of $42.84, then multiplying the total amount by the number of passengers).
◦$107,487 for tax reimbursements with respect to the items listed above.
◦In addition, Mr. Charles Willis had guests accompany him on the Company's plane on business trips during 2019, with no or de minimis incremental costs.
(3)Includes (i) a 401(k) matching contribution in the amount of $9,750, (ii) $2,978 for the allocated cost of Mr. Hole’s participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company’s executive officers, (iii) $11,703 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use), (iv) $722 for personal use of a Company club membership (based on personal usage), (v) $8,081 for personal use of the Company's plane (based on the SIFL rate which is determined by calculating for each leg of a trip the IRS multiplier for 0-500 miles, 501-1500 miles and 1500+ miles at a rate of 0.2344, 0.1787 and 0.1718, respectively, multiplied by the number of nautical miles, multiplied by the aircraft multiple at a rate of 400% and then adding the terminal charge in the amount of $42.84, then multiplying the total amount by the number of passengers), and (vi) $831 for tax reimbursements with respect to the foregoing items.
(4)Includes (i) a 401(k) matching contribution in the amount of $13,000, (ii) $2,334 for the allocated cost of Mr. Flaherty's participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company's executive officers, (iii) $9,684 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use), (iv) $22,453 for membership dues associated with a club membership and personal use of such membership, (v) $3,868 for use of the Company's plane (based on the SIFL rate which is determined by calculating for each leg of a trip the IRS multiplier for 0-500 miles, 501-1500 miles and 1500+ miles at a rate of 0.2344, 0.1787 and 0.1718, respectively, multiplied by the number of nautical miles, multiplied by the aircraft multiple at a rate of 400% and then adding the terminal charge in the amount of $42.84, then multiplying the total amount by the number of passengers) and (vi) $523 for tax reimbursements with respect to the foregoing items.

2020 Incentive Plan

The Compensation Committee established an incentive plan for 2020 based upon both the performance of the Company’s various business areas in relation to applicable bonus performance metrics and the Company’s actual pre-bonus, pre-tax income. The bonus pool was established at 15% of pre-bonus, pre-tax earnings. Under the incentive plan, participants were entitled to 70% based on the achievement of Company and relevant business performance targets and to 30% based on an assessment of each individual’s contributions. Participation in the incentive pool is based upon a NEO’s target bonus amount (which was 100%, 85% and 50% of the annual base salary of Messrs. Willis, Hole and Flaherty, respectively) as a percentage of the aggregate target bonus amount of the Company’s employee base and the overall incentive pool. No cash incentives would have been paid under the plan if the Company did not achieve either 70% of budgeted full year pre-bonus, pre-tax income of $63.54 million or $24.64 million of first half of the year EBT. In the 2020 calendar year, no cash bonus was earned by the NEOs under the 2020 Incentive Plan.
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
The performance shares related to the achievement of ROA targets are subject to additional vesting over a three year period and those related to achieving share price targets are subject to a one year vesting. As a result of the Company’s performance on the two measures, the Compensation Committee determined the maximum number of performance shares had been earned and formally issued them, subject to vesting conditions, on April 1, 2020:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2020
Charles F. Willis, IV	44,000	54,000	108,000	152,000
Brian R. Hole	7,500	11,200	22,400	29,900
Scott B. Flaherty	5,200	8,000	16,000	21,200

2021 Equity Awards

The Compensation Committee established an equity award grant structure which awards a combination of time-based vesting restricted stock and target performance shares. Each NEO was eligible to be granted a range of performance shares based on achievement of a minimum, target or maximum goal. For the awards to be issued in early 2021, the Committee determined that the performance shares for the NEOs would be based on liquidity (defined as non-restricted cash plus revolver availability) as of December 31, 2020. If the Company’s liquidity for fiscal year 2020 achieved $45 million, $60 million or $75 million, each NEO would receive 57%, 100% or 143% of their target number of related performance shares. Our liquidity as of December 31, 2020 exceeded $75 million.
The performance shares related to the achievement of liquidity targets are subject to additional vesting over a one year period. As a result of the Company’s performance, the Compensation Committee determined the maximum number of performance shares had been earned and formally issued them, subject to vesting conditions, on April 1, 2021:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2021
Charles F. Willis, IV	28,800	63,840	91,200	120,000
Brian R. Hole	11,960	12,558	17,940	29,900
Scott B. Flaherty	8,480	8,904	12,720	21,200

Outstanding Equity Awards at Fiscal 2020 Year‑End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles F. Willis, IV	—	—	—	4/1/2018	40,000	(1)	$1,218,400	—	$—
	—	—	—	4/1/2019	92,000	(1)	$2,802,320	—	$—
	—	—	—	4/1/2020	98,000	(1)	$3,985,080	—	$—
	—	—	—	4/1/2020	54,000	(2)	$1,644,840	—	$—
	—	—	—	4/1/2021	—	(2)	$—	91,200	$2,777,952
	—	—	—	4/1/2021	—	(1)(3)	$—	60,800	$1,851,968
Brian R. Hole	—	—	—	4/1/2018	7,999	(1)	$243,650	—	$—
	—	—	—	4/1/2019	16,999	(1)	$517,790	—	$—
	—	—	—	4/1/2020	18,700	(1)	$569,602	—	$—
	—	—	—	4/1/2020	11,200	(2)	$341,152	—	$—
	—	—	—	4/1/2021	—	(2)	$—	17,940	$546,452
	—	—	—	4/1/2021	—	(1)	$—	11,960	$364,302
Scott B. Flaherty	—	—	—	3/30/2018	3,333	(1)	$101,523	—	$—
	—	—	—	4/1/2018	5,499	(1)	$167,500	—	$—
	—	—	—	4/1/2019	12,000	(1)	$365,520	—	$—
	—	—	—	4/1/2020	13,200	(1)	$402,072	—	$—
	—	—	—	4/1/2020	8,000	(2)	$243,680	—	$—
	—	—	—	4/1/2021	—	(2)	$—	12,720	$387,451
	—	—	—	4/1/2021	—	(1)	$—	8,480	$258,301

(1)Shares of restricted stock vest in three equal annual installments on each anniversary of the grant date. The number listed reflects the remaining number of shares to vest over the remaining period.
(2)Shares of restricted stock vest on the one year anniversary of the grant date.
(3)Although Mr. Willis was contractually entitled to receive 60,800 shares, he agreed to reduce his number of shares granted to 28,800 in order to allow more shares available for grant under the 2018 ISP.

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

The maximum of these benefits payable to Mr. Charles Willis would represent (i) three times his base salary, plus (ii) a prorated portion of his annual incentives accrued during the year of termination, plus (iii) three times the average annual incentives he earned during the three years prior to his Involuntary Termination, plus (iv) distribution of unpaid deferred compensation, immediate vesting of all stock options and restricted stock, continued payment for three years for club memberships (if any) and continued coverage for three years under the Company’s employee group benefit plans. Additionally, in the event Mr. Charles Willis is terminated with less than the one year’s notice required by his contract, he is entitled to a lump sum payment equal to his annual base salary prorated for the portion of the year for which he did not receive notice. Upon a change of control, Mr. Charles Willis is entitled to immediate vesting of all stock options and restricted stock, whether or not his employment is terminated. In the event that Mr. Charles Willis voluntarily retires, he is entitled to purchase or assume the lease for his company car, to continued payment for his club memberships (if any) and financial planning services (if any) in accordance with his contract, and to continued coverage under the Company’s employee group benefit plans for one year following his retirement. Since 2019, Mr. Charles Willis did not request any reimbursement for financial, tax and estate planning services.

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

The maximum of these severance benefits payable to Mr. Flaherty would represent (i) six months of his base salary for an Involuntary Termination or one year’s base salary for a Change of Control Termination, plus (ii) payment of any vested annual incentives due as of his termination for an Involuntary Termination or Change of Control Termination, plus (iii) only in the case of a Change of Control Termination the average annual incentives he earned during the two years prior to his termination. In addition, he is entitled to immediate vesting of all stock options and restricted stock scheduled to vest during the two years following the termination date, and continued coverage under the Company’s employee group benefit plans for six months following an Involuntary Termination, or for one year following a Change of Control Termination. Additionally, in the event Mr. Flaherty is terminated with less than the six month’s notice required by his contract, he is entitled to a lump sum payment equal to six months of his annual base salary.

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

Director Compensation

The following table summarizes 2020 compensation for individual non-employee Directors.

Director Compensation for Fiscal Year Ended 2020

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hans Joerg Hunziker (3)	$88,128	$75,375	$—	$—	$163,503
Robert J. Keady	$85,313	$75,375	$—	$—	$160,688
Rae A. McKeating (4)	$51,292	$171,375	$—	$—	$222,667
Robert T. Morris (5)	$34,021	$—	$—	$—	$34,021

(1)Mr. Hunziker and Mr. Keady received quarterly payments of $21,271 for the first, third and fourth quarter of 2020 ($63,813 for the year). Ms. McKeating received quarterly payments of $21,271 for the third and fourth quarter of 2020 ($42,542 for the year) and Mr. Morris received a quarterly payment of $21,271 for the first quarter of 2020. For services as chair of the Audit Committee and Compensation Committee, respectfully, Mr. Hunziker and Ms. McKeating receive an additional $4,375 quarterly payment ($17,500 for the year for Mr. Hunziker and $8,750 for the year for Ms. McKeating). Mr. Keady also receives an additional $4,375 quarterly payment ($17,500 for the year) for his services as chair of independent committees of the Board. Mr. Hunziker, Mr. Keady and Mr. Morris each also received an additional payment of $4,000 for service on an independent committee established by the Board of Directors to review and negotiate a proposal from our Chief Executive Officer and other parties to acquire the Company pursuant to a merger.
(2)The amounts in this column represent the grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)The Compensation Committee agreed to allow the compensation of European Directors to be adjusted based on the rate in effect on their first election to the Board, effective January 1, 2008. Effective January 1, 2020, the restricted stock portion of the compensation of European Directors will no longer be adjusted and the cash portion of their compensation will be adjusted based on the U.S. dollar exchange rate as of December 31st for the prior year. This adjustment totaled $2,815 in 2020.
(4)Ms. McKeating received a grant of 5,000 shares of restricted stock upon appointment of Director in accordance with the 2018 Plan, which shares vest in four equal annual installments on each anniversary of the grant date.
(5)Mr. Morris ceased serving on the Board of Directors in July 2020.

The unvested restricted stock held by each non-employee Director is as follows as of December 31, 2020: Mr. Hunziker, 2,250; Ms. McKeating 7,250; Mr. Keady, 2,250. Beginning in 2019, it has been the Board’s policy that each non-employee Director who is to continue to serve as an independent Director is granted 3,000 shares of restricted stock under the 2018 Plan. Each annual restricted stock grant vests in one installment on the recipients’ completion of one year of Board service, measured from the grant date. In light of the global pandemic, in 2020 the Board of Directors awarded each non-employee Directors 2,250 shares.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2021 by: (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock; (ii) each Director; (iii) each officer listed in the Summary Compensation Table; and (iv) all Directors and Executive Officers as a group. Unless specified below, the mailing address for each individual, officer or Director is c/o Willis Lease Finance Corporation, Corporate Secretary, 60 East Sir Francis Drake Boulevard, Suite 209, Larkspur, CA 94939. As of April 5, 2021, we had 6,749,008 shares of common stock, $0.01 par value, issued and outstanding.

	Common stock(1)
Name of Beneficial Owner	Number of Shares		Percentage of Class
Charles F. Willis, IV	2,999,461	(2)	44.44%
Austin C. Willis	775,618	(3)	11.49%
Brian R. Hole	97,670		1.45%
Scott B. Flaherty	94,283		1.40%
Dean Poulakidas	100,350		1.49%
Robert J. Keady	25,779		*
Hans Joerg Hunziker	21,494		*
Rae Ann McKeating	7,250		*

All Directors and Executive Officers as a group (8 persons)	3,503,002		51.90%

Dimensional Fund Advisors LP	504,255	(4)	7.47%
Renaissance Technologies LLC	383,687	(5)	5.69%
M3 Partners, LP	341,849	(6)	5.07%

*    Less than one percent of our outstanding common stock.
(1)Except as indicated in the footnotes to this table, the stockholders named in the table are known to us to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. With respect to restricted stock, individuals have voting power or are expected to have voting power within 60 days of April 5, 2021, but not investment power before such restricted stock vests. Of the shares listed above for Messrs. Charles Willis, Austin Willis, Hole, Flaherty, Keady, Hunziker and Ms. McKeating, 231,333 shares, 35,999 shares, 50,865 shares, 35,999 shares, 2,250 shares, 2,250 shares, and 7,250 shares, respectively, are unvested shares of restricted stock over which the respective stockholder has voting power but not investment power.
(2)Includes 2,134,148 shares held by CFW Partners, L.P., a California limited partnership (“CFW Partners”), of which Charles F. Willis, IV, holds a one percent (1%) interest as sole general partner and an eighty percent (80%) interest as a limited partner. Austin C. Willis holds the remaining nineteen percent (19%) interest as a limited partner. Also includes (i) 6,818 shares held under an account in the name of Charlotte Montressor Willis, (ii) 584 shares held under an account in the name of Wilder Grace Willis 2016 Trust, and (iii) 857,911 shares held by Mr. Charles Willis in his individual capacity. Of the total number of shares of which Mr. Charles Willis is deemed to have beneficial ownership, he has (i) sole voting power over 857,911 shares, (ii) sole dispositive power over 626,578 shares, (iii) shared voting power over 2,141,550 shares, and (iv) shared dispositive power over 1,910,217 shares.
(3)Consists of (i) Mr. Austin Willis’ 19% interest as a limited partner of CFW Partners which equates to 405,488 shares, (ii) 98,995 shares held by Mr. Austin Willis in his individual capacity, of which 43,569 shares are pledged, (iii) the following shares held by trusts over which Mr. Austin Willis is a trustee: (a) 8,692 shares held under an account in the name of Charles F. Willis V 2016 Trust, (b) 2,750 shares held under an account in the name of Charles F. Willis V 2019 Trust, (c) 2,750 shares held under an account in the name of Wilder Grace Willis 2019 Trust, (d) 2,750 shares held under an account in the name of Rooster A. Willis 2019 Trust, (e) 246,715 shares held under an account in the name of 2019 Willis Family Trust, of which 213,415 shares are held by CFW Partners, (f) 584 shares held under an account in the name of Justin Y. Brown 2014 Trust, (g) 484 shares held under an account in the name of Phoebe W. Brown 2014 Trust, (h) 2,750 shares held under an account in the name of Justin Y. Brown 2019 Trust, and (i) 2,750 shares held under an account in the name of Phoebe W. Brown 2019 Trust; and (iv) 910 shares held under an account in the name of Austin C. Willis Irrevocable Trust, whose trustee is Mary Willis. Of the total number of shares of which Mr. Austin Willis is deemed to have beneficial ownership, he has (i) sole voting power over 114,723 shares, (ii) sole dispositive power over 78,724 shares, (iii) shared voting power over 660,895 shares, and (iv) shared dispositive power over 0 shares.
(4)Based on Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 16, 2021. According to its Schedule 13G/A, Dimensional Fund Advisors LP reported having sole voting power over 502,158 shares and sole dispositive power over 504,255 shares. Dimensional Fund Advisors LP’s mailing address is Building One, 6300 Bee Cave Rd., Austin, TX 78746.
(5)Based on Schedule 13G/A filed by Renaissance Technologies LLC (“RTC”) with the SEC on February 11, 2021. According to its Schedule 13G/A, RTC reported having sole voting power over 383,687 shares and sole dispositive power over 383,687 shares and Renaissance Technologies Holding Corporation, as majority owner of RTC, has beneficial ownership of 383,687 shares beneficially owned by RTC. RTC's mailing address is 800 Third Avenue, New York, NY 10022.
(6)Based on Schedule 13G filed by M3 Partners, LP with the SEC on April 1, 2021. According to its Schedule 13G, M3 Partners, LP reported having shared voting power over 341,849 shares and shared dispositive power over 341,849 shares. M3 Partners, LP's mailing address is 10 Exchange Place, Suite 510, Salt Lake City, UT 84111.

Equity Compensation Plans
The information in Item 5 of our annual report on Form 10-K for the fiscal year 2020 regarding our equity compensation plans is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2020 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except as set forth below and for payments set forth under Item 11 above.

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

Austin C. Willis, the son of our Chief Executive Officer, served as an executive officer of the Company during 2020 being our Senior Vice President, Corporate Development. He received total compensation of $1,486,486 for 2020, calculated in the same manner as in the Summary Compensation Table of this Form 10-K/A. His total compensation includes salary, cash incentive awards, stock awards, and other compensation.

Policies and Procedures for Related-Party Transactions

The Board has adopted a formal policy governing the disclosure and approval of related party transactions. That policy is available on the Company’s website (www.willislease.com). Under this policy, the Audit Committee reviews material facts of all covered transactions that may require prior approval or ratification by the Audit Committee. A “covered transaction” includes, but is not limited to, any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships including indebtedness and guarantees of indebtedness in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (b) the Company is a participant, and (c) any related person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). This might include, but is not limited to, lease transactions, sale or purchase transactions, creditor/debtor transactions, guarantees or charitable contributions. The following includes types of transactions with related parties which have been pre-approved by the Audit Committee and therefore are not subject to Audit Committee review and approval, even if the amount exceeds $120,000:

•Transactions involving competitive bids;
•Any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed the greater of $1,000,000 and 2% of that company's total annual revenues;.
•Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related party’s only relationship is as an employee or director if the aggregate does not exceed the greater of $100,000 and 2% of the charitable organizations’ total annual receipts;
•Any transaction involving a related party made on the same or similar terms available to all Company employees;
•Any transaction where the related person's interest arises solely from the ownership of the Company's common stock and all holders of the Company's common stock received the same benefit on a pro rata basis, such as the receipt of dividends.
•Any employment by the Company of an executive officer of the Company if:
◦The related compensation is required to be reported in the Company's proxy statement under Item 402 of the Securities and Exchange Commission's (“SEC's”) compensation disclosure requirements (generally applicable to “named executive officers”) and the compensation has been approved by the Compensation Committee or Board or if the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company's proxy statement under Item 402 of the SEC's compensation disclosure requirements if the executive officer was a “named executive officer”, and the Company's Compensation Committee or Board approved such compensation; or
◦Any compensation paid to a director if the compensation is required to be reported in the Company's proxy statement under Item 402 of the SEC's compensation disclosure requirements and the compensation is approved by the Board or Audit Committee.

Independence of Directors

Hans Joerg Hunziker, Robert J. Keady and Rae Ann McKeating are independent Directors, as defined in the Nasdaq listing standards. The Board of Directors has an Audit Committee and a Compensation Committee, both currently comprised solely of independent Directors as defined by the Nasdaq listing standards. The Board does not have a nominating committee or committee performing the functions of such a committee. The Board has determined that the function of a nominating committee is adequately fulfilled by the independent Directors. As there is no such established committee, the Company has no nominating committee charter. The full Board of Directors participates in the consideration of any Director nominee.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to Willis Lease by KPMG

For the 2020 and 2019 fiscal years, fees for services provided by KPMG LLP to us were as follows:

	2020	2019
Audit Fees (1)	$1,490,540	$1,557,511
Audit Related Fees	150,000	—
Tax Fees (2)	43,458	69,300
	$1,683,998	$1,626,811

(1)Audit fees billed to us by KPMG during the 2020 and 2019 fiscal years include the audit of our annual financial statements and quarterly reviews of financial statements included in our quarterly reports on Form 10-Q and our statutory audits.
(2)Fees billed to us by KPMG during 2020 and 2019 for professional services rendered in providing international tax consulting services and tax compliance services.

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

The exhibits listed below are filed with this Form 10-K/A.

Exhibit Number	Description
31.3	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 30, 2021

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer