Form 10-Q
period 2021-03-31
WILLIS LEASE FINANCE CORP
filed 2021-05-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of May 3, 2021 was 6,220,400.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, this quarterly report on Form 10-Q for the three months ended March 31, 2021, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$26,490	$42,540
Restricted cash	38,274	36,385
Equipment held for operating lease, less accumulated depreciation of $477,584 and $454,123 at March 31, 2021 and December 31, 2020, respectively	1,887,884	1,886,613
Maintenance rights	20,097	20,097
Equipment held for sale	2,850	2,850
Receivables, net of allowances of $1,091 and $1,372 at March 31, 2021 and December 31, 2020, respectively	40,483	28,269
Spare parts inventory	57,870	59,434
Investments	56,142	53,275
Property, equipment & furnishings, less accumulated depreciation of $11,629 and $11,356 at March 31, 2021 and December 31, 2020, respectively	31,169	31,753
Intangible assets, net	1,232	1,246
Notes receivable	197,552	158,708
Other assets	49,631	43,778
Total assets (1)	$2,409,674	$2,364,948

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$24,391	$26,977
Deferred income taxes	118,570	116,838
Debt obligations	1,724,130	1,693,753
Maintenance reserves	88,782	82,484
Security deposits	19,658	19,522
Unearned revenue	11,988	11,637
Total liabilities (2)	1,987,519	1,951,211

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2021 and December 31, 2020, respectively)	49,743	49,722

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,577 and 6,570 shares issued at March 31, 2021 and December 31, 2020, respectively)	66	66
Paid-in capital in excess of par	16,580	13,696
Retained earnings	353,216	355,370
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $788 and $(1,428) at March 31, 2021 and December 31, 2020, respectively	2,550	(5,117)
Total shareholders’ equity	372,412	364,015
Total liabilities, redeemable preferred stock and shareholders' equity	$2,409,674	$2,364,948
_____________________________
(1)Total assets at March 31, 2021 and December 31, 2020, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $33,763 and $35,262; Equipment $1,025,492 and $1,037,684; Maintenance Rights $767 and $767; Inventory $5,437 and $5,437; Notes receivable $26,220 and $26,392; and Other assets $604 and $558, respectively.
(2)Total liabilities at March 31, 2021 and December 31, 2020, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $898,398 and $907,550, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Lease rent revenue	$31,520	$46,395
Maintenance reserve revenue	19,812	20,528
Spare parts and equipment sales	4,566	9,105
Gain on sale of leased equipment	—	2,067
Other revenue	5,227	3,514
Total revenue	61,125	81,609

EXPENSES
Depreciation and amortization expense	24,141	23,390
Cost of spare parts and equipment sales	3,809	6,688
Write-down of equipment	1,867	2,129
General and administrative	16,151	19,567
Technical expense	1,310	1,127
Net finance costs:
Interest expense	15,019	15,696
Loss on debt extinguishment	—	4,688
Total net finance costs	15,019	20,384
Total expenses	62,297	73,285

(Loss) earnings from operations	(1,172)	8,324
(Loss) earnings from joint ventures	(519)	207
(Loss) income before income taxes	(1,691)	8,531
Income tax (benefit) expense	(359)	4,245
Net (loss) income	(1,332)	4,286
Preferred stock dividends	801	810
Accretion of preferred stock issuance costs	21	21
Net (loss) income attributable to common shareholders	$(2,154)	$3,455

Basic weighted average (loss) earnings per common share	$(0.36)	$0.59
Diluted weighted average (loss) earnings per common share	$(0.36)	$0.56

Basic weighted average common shares outstanding	5,995	5,860
Diluted weighted average common shares outstanding	5,995	6,124
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(1,332)	$4,286
Other comprehensive income (loss):
Currency translation adjustment	2,832	(221)
Unrealized gain (loss) on derivative instruments	6,497	(3,318)
Unrealized gain on derivative instruments at joint venture	554	—
Net gain (loss) recognized in other comprehensive income (loss)	9,883	(3,539)
Tax (expense) benefit related to items of other comprehensive income (loss)	(2,216)	784
Other comprehensive income (loss)	7,667	(2,755)
Total comprehensive income	$6,335	$1,531

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended March 31, 2021 and 2020
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net loss	—	—	—	—	—	(1,332)	—	(1,332)
Net unrealized gain from currency translation adjustment, net of tax expense of $635	—	—	—	—	—	—	2,197	2,197
Net unrealized gain from derivative instruments, net of tax expense of $1,581	—	—	—	—	—	—	5,470	5,470
Shares issued under stock compensation plans	—	—	8	—	169	—	—	169
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(1)	—	(47)	—	—	(47)
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,762	—	—	2,762
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Balances at March 31, 2021	2,500	$49,743	6,577	$66	$16,580	$353,216	$2,550	$372,412

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	4,286	—	4,286
Net unrealized loss from currency translation adjustment, net of tax benefit of $49	—	—	—	—	—	—	(171)	(171)
Net unrealized loss from derivative instruments, net of tax benefit of $735	—	—	—	—	—	—	(2,584)	(2,584)
Shares issued under stock compensation plans	—	—	4	—	200	—	—	200
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(16)	(1)	(347)	—	—	(348)
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,117	—	—	2,117
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(810)	—	(810)
Balances at March 31, 2020	2,500	$49,659	6,344	$63	$6,527	$352,420	$(6,003)	$353,007

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,332)	$4,286
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	24,141	23,390
Write-down of equipment	1,867	2,129
Stock-based compensation expenses	2,762	2,117
Amortization of deferred costs	1,145	1,448
Allowances and provisions	(226)	168
Gain on sale of leased equipment	—	(2,067)
Loss (income) from joint ventures	519	(207)
Loss on debt extinguishment	—	4,688
Loss on disposal of property, equipment and furnishings	40	—
Deferred income taxes	(484)	4,129
Changes in assets and liabilities:
Receivables	(11,988)	(7,232)
Inventory	980	894
Other assets	(934)	(624)
Accounts payable and accrued expenses	(648)	(12,630)
Maintenance reserves	6,299	5,537
Security deposits	135	3,734
Unearned revenue	351	(1,500)
Net cash provided by operating activities	22,627	28,260

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	—	11,710
Issuance of notes receivable	(39,801)	(80,063)
Payments received on notes receivable	958	2,355
Purchase of equipment held for operating lease	(26,510)	(75,727)
Purchase of property, equipment and furnishings	(121)	(1,470)
Net cash used in investing activities	(65,474)	(143,195)

Cash flows from financing activities:
Proceeds from debt obligations	54,000	643,200
Debt issuance costs	—	(5,779)
Principal payments on debt obligations	(24,617)	(265,574)
Debt prepayment costs	—	(2,374)
Proceeds from shares issued under stock compensation plans	169	200
Cancellation of restricted stock units in satisfaction of withholding tax	(47)	(348)
Preferred stock dividends	(819)	(819)
Net cash provided by financing activities	28,686	368,506

(Decrease) increase in cash, cash equivalents and restricted cash	(14,161)	253,571
Cash, cash equivalents and restricted cash at beginning of period	78,925	63,668
Cash, cash equivalents and restricted cash at end of period	$64,764	$317,239

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$12,344	$14,005
Income Taxes	$170	$(12)

Supplemental disclosures of non-cash activities:
Purchase of equipment held for operating lease	$—	$5,680
Transfers from Equipment held for operating lease to Spare parts inventory	$169	$889
Transfers from Spare parts inventory to Equipment held for operating lease	$585	$—
Accrued preferred stock dividends	$18	$9

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2020 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2021.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in our Form 10-K for the fiscal year ended December 31, 2020, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of redeemable preferred stock and shareholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and the inputs into management's estimates and judgment consider the economic implications of the COVID-19 pandemic on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowance for doubtful accounts, inventory and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including variable interest entities (“VIEs”), where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or a voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity's activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time. During the three months ended March 31, 2021, the Company experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year comparable period. Additionally, as of March 31, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.1 million during the first quarter of 2021. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed a quarterly interim impairment analysis. The results of the analysis indicated no additional impairments in the first quarter of 2021.

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

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this guidance effective January 1, 2021 and it did not materially impact our consolidated financial statements and related disclosures.

In March 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848), Scope”, which clarifies certain optional expedients to all derivatives affected by the discounting transition, regardless of whether the derivatives reference LIBOR or another rate expected to be discounted or whether the modification replaces or has the potential to replace the reference rate expected to be discounted. The amendments in this guidance are effective upon issuance through December 31, 2022. The Company adopted this guidance upon issuance. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three months ended March 31, 2021 and 2020 (in thousands):

Three months ended March 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$31,520	$—	$—	$31,520
Maintenance reserve revenue	19,812	—	—	19,812
Spare parts and equipment sales	85	4,591	(110)	4,566
Managed services	2,269	—	—	2,269
Other revenue	2,937	56	(35)	2,958
Total revenue	$56,623	$4,647	$(145)	$61,125

Three Months Ended March 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$46,395	$—	$—	$46,395
Maintenance reserve revenue	20,528	—	—	20,528
Spare parts and equipment sales	1,225	7,880	—	9,105
Gain on sale of leased equipment	2,067	—	—	2,067
Managed services	2,494	—	—	2,494
Other revenue	1,015	239	(234)	1,020
Total revenue	$73,724	$8,119	$(234)	$81,609

3. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2021, the Company had $1,887.9 million equipment held for operating lease portfolio and $197.6 million notes receivable which represented 295 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, the Company had $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable which represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2021			December 31, 2020
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,264,712	$(468,290)	$1,796,422	$2,238,160	$(445,780)	$1,792,380
Aircraft and airframes	87,746	(8,088)	79,658	89,613	(7,312)	82,301
Marine vessel	13,010	(1,206)	11,804	12,963	(1,031)	11,932
	$2,365,468	$(477,584)	$1,887,884	$2,340,736	$(454,123)	$1,886,613
Notes Receivable
During the three months ended March 31, 2021 and 2020, the Company recorded $2.9 million and $1.0 million of interest revenue, respectively, related to the notes receivable and is presented within Other revenue. The effective interest rates on our notes receivable ranged from 6.3% to 13.7% during the three months ended March 31, 2021 and 7.1% to 13.7% during the three months ended March 31, 2020.

4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of March 31, 2021, WMES owned a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $285.0 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2021, CASC Willis owned a lease portfolio of four engines with a net book value of $49.7 million.

As of March 31, 2021	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2020	$37,365	$15,910	$53,275
(Loss) earnings from joint ventures	(678)	159	(519)
Foreign currency translation adjustment	—	2,832	2,832
Other comprehensive gain from joint ventures	554	—	554
Investment in joint ventures as of March 31, 2021	$37,241	$18,901	$56,142

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.3 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES or CASC Willis during the three months ended March 31, 2021 or 2020.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$4,761	$8,111
Expenses	6,169	7,754
WMES net (loss) income	$(1,408)	$357

	March 31, 2021	December 31, 2020
	(in thousands)
Total assets	$299,545	$303,886
Total liabilities	216,903	219,836
Total WMES net equity	$82,642	$84,050

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at March 31, 2021, secured by engines. The facility has a committed amount of $1.0 billion at March 31, 2021, which revolves until the maturity date of June 2024	$817,000	$777,000
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	283,533	286,863
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	39,395	39,855
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	18,617	19,043
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	275,042	277,481
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	39,476	39,640
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	224,401	227,138
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,481
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50% at March 31, 2021, maturing in July 2022, secured by engines	5,843	6,138
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	6,767	7,247
	1,742,269	1,712,886
Less: unamortized debt issuance costs	(18,139)	(19,133)
Total debt obligations	$1,724,130	$1,693,753

One-month LIBOR was 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively. Three-month LIBOR was 0.19% and 0.24% as of March 31, 2021 and December 31, 2020, respectively.

Principal outstanding at March 31, 2021, is expected to be repayable as follows:

Year	(in thousands)
2021	$40,560
2022	57,341
2023	52,469
2024	868,636
2025	50,401
Thereafter	672,862
Total	$1,742,269

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at March 31, 2021.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $822.8 million and $783.1 million of variable rate borrowings at March 31, 2021 and December 31, 2020, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of

March 31, 2021, the Company has six interest rate swap agreements. During the first quarter of 2021, the Company entered into four additional fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 34 months and two with remaining terms of 58 months. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 39 months as of March 31, 2021. One interest rate swap agreement was entered into during 2016 which has a notional outstanding amount of $100.0 million with a remaining term of one month as of March 31, 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates, each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2021.

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

The net fair value of the interest rate swaps as of March 31, 2021 was $2.5 million, representing an asset of $4.9 million and a liability of $2.3 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability. The Company recorded interest expense of $0.9 million and $36.0 thousand during the three months ended March 31, 2021 and 2020, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest rate contracts	$6,497	$(3,318)
Total	$6,497	$(3,318)

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
7.  Income Taxes

Income tax (benefit) expense for the three months ended March 31, 2021 and 2020 was $(0.4) million and $4.2 million, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 21.2% and 49.8%, respectively. The decrease in the effective tax rate was predominantly due to the executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. During the first quarter of 2021, the Company qualified for the Employment Retention Credit (“ERC”) and recognized a credit of $0.7 million as a reduction to social security tax.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2021 and December 31, 2020 was estimated to have a fair value of approximately $201.3 million and $159.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2021 and December 31, 2020 was estimated to have a fair value of approximately $1,757.1 million and $1,691.0 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2021 and December 31, 2020, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of March 31, 2021 was $2.5 million, representing a net asset of $4.9 million and a net liability of $2.3 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a net liability. For the three months ended March 31, 2021 and 2020, $0.9 million and $36.0 thousand was recorded as interest expense.

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

	Total Losses
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Equipment held for lease	$1,867	$2,059
Equipment held for sale	—	70
Total	$1,867	$2,129

Write-downs of equipment to their estimated fair values totaled $1.9 million for the three months ended March 31, 2021 reflecting an adjustment of the carrying value of one impaired airframe. As of March 31, 2021, included within equipment held for lease and equipment held for sale was $44.6 million in remaining book values of 22 assets which were previously written down.

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

There were no anti-dilutive shares during the three months ended March 31, 2021 and 2020, respectively.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to common shareholders	$(2,154)	$3,455

Basic weighted average common shares outstanding	5,995	5,860
Potentially dilutive common shares	—	264
Diluted weighted average common shares outstanding	5,995	6,124

Basic weighted average (loss) earnings per common share	$(0.36)	$0.59
Diluted weighted average (loss) earnings per common share	$(0.36)	$0.56

10. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2021 or 2020.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2021 and 2020, the Company paid total dividends of $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 12 in the 2020 Form 10-K.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
2007 Stock Incentive Plan	$685	$1,025
2018 Stock Incentive Plan	1,999	1,060
Employee Stock Purchase Plan	78	32
Total Stock Compensation Expense	$2,762	$2,117

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of March 31, 2021, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under the 2018 Plan, a total of 800,000 shares are authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. The RSAs are subject to service and performance-based vesting, typically between one and four years, where a specific period of continued employment or service must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2021, the Company had granted 598,750 RSAs under the 2018 Plan and had 295,846 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the three months ended March 31, 2021:

Shares
Balance as of December 31, 2020	581,715
Shares granted	—
Shares forfeited	—
Shares vested	(4,333)
Balance as of March 31, 2021	577,382

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the three months ended March 31, 2021 and 2020, 8,307 and 3,892 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended March 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$31,520	$—	$—	$31,520
Maintenance reserve revenue	19,812	—	—	19,812
Spare parts and equipment sales	85	4,591	(110)	4,566
Other revenue	5,206	56	(35)	5,227
Total revenue	56,623	4,647	(145)	61,125

Expenses:
Depreciation and amortization expense	24,112	29	—	24,141
Cost of spare parts and equipment sales	6	3,817	(14)	3,809
Write-down of equipment	1,867	—	—	1,867
General and administrative	15,557	484	110	16,151
Technical expense	1,310	—	—	1,310
Net finance costs:
Interest expense	15,019	—	—	15,019
Total finance costs	15,019	—	—	15,019
Total expenses	57,871	4,330	96	62,297
(Loss) earnings from operations	$(1,248)	$317	$(241)	$(1,172)

Three Months Ended March 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$46,395	$—	$—	$46,395
Maintenance reserve revenue	20,528	—	—	20,528
Spare parts and equipment sales	1,225	7,880	—	9,105
Gain on sale of leased equipment	2,067	—	—	2,067
Other revenue	3,509	239	(234)	3,514
Total revenue	73,724	8,119	(234)	81,609

Expenses:
Depreciation and amortization expense	23,375	15	—	23,390
Cost of spare parts and equipment sales	148	6,540	—	6,688
Write-down of equipment	2,129	—	—	2,129
General and administrative	18,542	1,025	—	19,567
Technical expense	1,127	—	—	1,127
Net finance costs:
Interest expense	15,696	—	—	15,696
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	20,384	—	—	20,384
Total expenses	65,705	7,580	—	73,285
Earnings (loss) from operations	$8,019	$539	$(234)	$8,324

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2021	$2,358,186	$51,488	$—	$2,409,674
Total assets as of December 31, 2020	$2,312,172	$52,776	$—	$2,364,948

13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.3 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

Other

During 2020, the Board’s independent directors approved the Company’s agreement to a lease with our Chief Executive Officer (“CEO”) in support of the Company’s vessel leasing business. That lease provides for a payment to our CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. The Company has paid a total of $12,000 for usage of the tender during the first quarter of 2021.
14. Subsequent Event
WEST VI Securitization
On April 30, 2021, the Company proposed to offer $336.7 million of fixed rate notes (“the Notes”) by Willis Engine Structured Trust VI, its direct, wholly-owned subsidiary (“WEST VI”). It is expected that the Notes will be issued in three series, with the Series A Notes to be issued in an aggregate principal amount of approximately $278.6 million, the Series B Notes in an aggregate principal amount of approximately $38.7 million and the Series C Notes in an aggregate principal amount of approximately $19.4 million. The Notes will be secured by, among other things, WEST VI’s direct and indirect interests in a portfolio of 29 aircraft engines and one airframe, which WEST VI will acquire from the Company pursuant to an asset purchase agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2021, all of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842. As of March 31, 2021, we had 66 lessees in 39 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2021, our $1,887.9 million equipment held for operating lease portfolio and $197.6 million notes receivable represented 295 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of March 31, 2021, we also managed 385 engines, aircraft and related equipment on behalf of other parties.

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

As previously disclosed, on March 16, 2021, we received a non-binding indication of interest (the “Indication of Interest”) to acquire all of the outstanding shares of the Company’s common stock not already owned by Charles F. Willis IV, the Company’s Chief Executive Officer and largest stockholder (individually and together with an entity controlled by him), and Austin C. Willis, the Company’s Senior Vice President, Corporate Development (together, the “Group”), in exchange for cash consideration of $42.00 per share. The Indication of Interest was filed as an exhibit to a Schedule 13D/A filed by the Group on March 17, 2021. The Indication of Interest did not provide details on how the Group proposed to finance its proposed acquisition.

On March 19, 2021, the Board of Directors of the Company formed a committee (the “Independent Committee”) comprised solely of independent directors to review, evaluate and negotiate any proposal from the Group. The Independent Committee is currently in negotiations with the Group regarding its Indication of Interest that could result in our becoming a privately-held company. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

COVID-19 Impact

Throughout the remainder of the year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Additionally, during 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Dramatically lower demand for air travel in turn presents significant risks to our Company, resulting in impacts that have adversely affected our business, results of operations, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused our lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of our customers to go out of business, and limited the ability of our personnel to travel to customers and potential customers. During the three months ended March 31, 2021, we experienced declining average utilization and a corresponding decrease in revenue, as well as a significant decline in spare parts and equipment sales, in each case as compared to the prior year comparable period. Additionally, as of March 31, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.1 million during the first quarter of 2021. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework. Due to the impact of recent events, including challenges from declines in market conditions, we performed a quarterly interim impairment analysis. The results of the analysis indicated no additional impairment in the first quarter of 2021.

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
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.

Results of Operations
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue is summarized as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$31,520	$46,395	(32.1)%
Maintenance reserve revenue	19,812	20,528	(3.5)%
Spare parts and equipment sales	4,566	9,105	(49.9)%
Gain on sale of leased equipment	—	2,067	(100.0)%
Other revenue	5,227	3,514	48.7%
Total revenue	$61,125	$81,609	(25.1)%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $14.9 million, or 32.1%, to $31.5 million in the three months ended March 31, 2021 from $46.4 million for the three months ended March 31, 2020. The decrease is primarily due to lower average utilization directly related to impacts of the COVID-19 pandemic, when compared to the prior year period. During the three months ended March 31, 2021, we purchased equipment (including capitalized costs) totaling $26.5 million, which consisted of two engines and other parts and equipment purchased for our lease portfolio. During the three months ended March 31, 2020, we purchased equipment (including capitalized costs) totaling $75.7 million, which primarily consisted of four engines purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2021 and 2020, respectively.
The aggregate net book value of equipment held for lease at March 31, 2021 and 2020 was $1,887.9 million and $197.6 million notes receivable and $1,697.7 million and $115.9 million notes receivable, respectively. Average utilization (based on net book value) was approximately 80% and 86% for the three months ended March 31, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $0.7 million, or 3.5%, to $19.8 million for the three months ended March 31, 2021 from $20.5 million for the three months ended March 31, 2020. Long-term maintenance revenue, which is influenced by end of lease compensation, was $17.2 million for the three months ended March 31, 2021 compared to $8.6 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $2.7 million of short-term maintenance revenues compared to $11.9 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $4.5 million, or 49.9%, to $4.6 million for the three months ended March 31, 2021 compared to $9.1 million for the three months ended March 31, 2020. Spare parts sales for the three months ended March 31, 2021 were $4.6 million compared to $8.2 million in the same period of 2020. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by the impacts of the COVID-19 pandemic. There were no equipment sales for the three months ended March 31, 2021 compared to $0.9 million for the sale of one engine in the comparable period of 2020.
Gain on Sale of Leased Equipment. There was no gain on sale of leased equipment during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold seven engines from the lease portfolio for a net gain of $2.1 million.
Other Revenue.  Other revenue increased by $1.7 million, to $5.2 million in the three months ended March 31, 2021 from $3.5 million in the three months ended March 31, 2020. The increase in the first quarter of 2021 compared to the prior year period primarily reflects increased interest revenue from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.8 million, or 3.2%, to $24.1 million for the three months ended March 31, 2021 compared to $23.4 million for the three months ended March 31, 2020. The slight increase reflects an increase in the number of assets held in the portfolio as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $2.9 million, or 43.0%, to $3.8 million for the three months ended March 31, 2021 compared to $6.7 million for the three months ended March 31, 2020. Cost of spare parts sales for the three months ended March 31, 2021 was $3.8 million compared to $6.5 million in the comparable prior year period due to lower spare parts sales, driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. There was no cost of equipment sales for the three months ended March 31, 2021 compared to $0.1 million in the prior year period.
Write-down of Equipment. Write-down of equipment was $1.9 million for the three months ended March 31, 2021, reflecting the write-down of one airframe. Write-down of equipment was $2.1 million for the three months ended March 31, 2020, reflecting the write-down of three engines.
General and Administrative Expenses. General and administrative expenses decreased by $3.4 million, or 17.5%, to $16.2 million for the three months ended March 31, 2021 compared to $19.6 million for the three months ended March 31, 2020. The decrease primarily reflects no bonus accrual in the current period due to operating performance as well as the effect of reduced business travel spending.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $0.2 million, or 16.2%, to $1.3 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase is primarily due to an increase in engine repairs, partly offset by a decrease in technical support services driven by lower industry-wide demand due to the impact of the COVID-19 pandemic.
Net Finance Costs. Net finance costs decreased $5.4 million, or 26.3%, to $15.0 million for the three months ended March 31, 2021 compared to $20.4 million for the three months ended March 31, 2020. The decrease was primarily due to a loss on debt extinguishment of $4.7 million in the prior year period.
Income Tax Expense.  Income tax (benefit) expense was $(0.4) million for the three months ended March 31, 2021 compared to $4.2 million for the three months ended March 31, 2020. The effective tax rate for the first quarter of 2021 was 21.2% compared to 49.8% in the prior year period. The decrease in the effective tax rate was predominantly due to the executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2021, the Company had $64.8 million of cash, cash equivalents and restricted cash, of which $26.5 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $54.0 million and $643.2 million for the three months ended March 31, 2021 and 2020, respectively, was derived from our borrowing activities. In these same time periods, $24.6 million and $265.6 million, respectively, was used to pay down related debt.

The impact of the COVID-19 pandemic on the global business environment has caused and could result in additional customer bankruptcies, early lease returns, payment defaults, and rental concessions which could reduce rent or result in deferred customer payments, negatively impacting our financial results.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.
Cash Flows Discussion
Cash flows provided by operating activities was $22.6 million and $28.3 million for the three months ended March 31, 2021 and 2020, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 76% and 78%, by book value, of our assets were on-lease as of March 31, 2021 and December 31, 2020, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2021 and 2020 was approximately 80% and 86%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $65.5 million for the three months ended March 31, 2021 and primarily reflected $39.8 million related to leases entered into during the first quarter of 2021 which were classified as notes receivable under ASC 842 and $26.5 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period). Cash flows used in investing activities was $143.2 million in the three months ended March 31, 2020, and primarily reflected $80.1 million related to leases entered into during the first quarter of 2020 which were classified as notes receivable under ASC 842 and $75.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $11.7 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities was $28.7 million for the three months ended March 31, 2021 and primarily reflected $54.0 million in proceeds from debt obligations, partially offset by $24.6 million in principal payments. Cash flows provided by financing activities was $368.5 million for the three months ended March 31, 2020 and primarily reflected $643.2 million in proceeds from debt obligations, partially offset by $265.6 million in principal payments and $8.2 million in debt issuance and prepayment costs.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2021 and 2020, the Company paid total dividends of $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
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
At March 31, 2021, debt obligations consisted of loans totaling $1,724.1 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.9% and 6.7%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2021, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2021, we were in compliance with the covenants specified in the WEST III, WEST IV and WEST V indentures, servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2021:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,742,269	$53,964	$109,535	$918,493	$660,277
Interest payments under debt obligations	256,523	54,936	102,396	66,292	32,899
Operating lease obligations	3,492	974	1,286	758	474
Purchase obligations	466,009	54,266	411,743	—	—
Total	$2,468,293	$164,140	$624,960	$985,543	$693,650

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2021 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and three-month LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2021, $822.8 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.2 million.
We hedge a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity helps protect us against reduced margins on longer term fixed rate leases. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of changes in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2021 and 2020, 55% and 81%, respectively, of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021 together with the risks described below. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and the risk factor below.

If the negotiation over a possible “take-private” transaction involving our company is not completed, our business could be harmed and our stock price could decline.

Since March 2021, an independent committee established by our board of directors has been reviewing and negotiating proposals from our Chief Executive Officer and largest investor, and our Senior Vice President, Corporate Development (together, the “Group”) to acquire the Company pursuant to a merger that would result in our becoming a privately-held company, or the “potential transaction”. While the parties are negotiating in good faith a potential transaction, a complete proposal has not been submitted for consideration by the independent committee, including indicative financing terms, and there can be no assurance regarding the terms and details of any transaction, that any future proposal will be made, that any proposal will be accepted by the independent committee or that any take-private transaction will ultimately be consummated. If the negotiations cease or the potential transaction is terminated, the market price of our common stock will likely decline since it may reflect the publicly disclosed prices communicated to independent committee over the course of negotiations. In addition, our stock price may decline as a result of the fact that we will incur significant expenses related to the potential transaction prior to its execution or closing that will not be recovered if the potential transaction is not completed. As a consequence of the failure of the potential transaction to be completed, as well as of some or all of these potential effects of the termination of the potential transaction, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.

No assurances can be given regarding the terms and details of any potential transaction, that any future proposal will be made by the Group, that any proposal made by the Group regarding a potential transaction will be accepted by the Independent Committee, that definitive documentation relating to any such transaction will be executed, or that a potential transaction will be consummated in accordance with that documentation, if at all.

The possibility of an imminent “take-private” transaction could harm our business, revenue and results of operations.

The possibility of a “take-private” transaction creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the potential transaction or termination of the potential transaction. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of investors.

In addition, while negotiations are ongoing, we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•we will incur significant expenses related to the potential transaction prior to its completion; and

•we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. No shares were repurchased during the three months ended March 31, 2021.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2021

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Finance and Accounting Officer)