Form 10-Q
period 2021-06-30
WILLIS LEASE FINANCE CORP
filed 2021-08-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of August 2, 2021 was 6,230,304.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, this quarterly report on Form 10-Q for the three and six months ended June 30, 2021, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$16,455	$42,540
Restricted cash	212,734	36,385
Equipment held for operating lease, less accumulated depreciation of $496,531 and $454,123 at June 30, 2021 and December 31, 2020, respectively	1,889,908	1,886,613
Maintenance rights	22,468	20,097
Equipment held for sale	13,402	2,850
Receivables, net of allowances of $1,343 and $1,372 at June 30, 2021 and December 31, 2020, respectively	45,112	28,269
Spare parts inventory	54,777	59,434
Investments	52,940	53,275
Property, equipment & furnishings, less accumulated depreciation of $12,282 and $11,356 at June 30, 2021 and December 31, 2020, respectively	31,148	31,753
Intangible assets, net	1,217	1,246
Notes receivable	195,645	158,708
Other assets	49,170	43,778
Total assets (1)	$2,584,976	$2,364,948

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$34,702	$26,977
Deferred income taxes	115,657	116,838
Debt obligations	1,911,159	1,693,753
Maintenance reserves	73,397	82,484
Security deposits	20,574	19,522
Unearned revenue	11,034	11,637
Total liabilities (2)	2,166,523	1,951,211

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2021 and December 31, 2020, respectively)	49,764	49,722

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,749 and 6,570 shares issued at June 30, 2021 and December 31, 2020, respectively)	67	66
Paid-in capital in excess of par	16,196	13,696
Retained earnings	352,442	355,370
Accumulated other comprehensive loss, net of income tax expense (benefit) of $10 and $(1,485) at June 30, 2021 and December 31, 2020, respectively	(16)	(5,117)
Total shareholders’ equity	368,689	364,015
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,584,976	$2,364,948
_____________________________
(1)Total assets at June 30, 2021 and December 31, 2020, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $212,734 and $35,262; Equipment $1,216,186 and $1,037,684; Maintenance Rights $4,317 and $767; Inventory $4,367 and $5,437; Notes receivable $132,134 and $26,392; and Other assets $4,791 and $558, respectively.
(2)Total liabilities at June 30, 2021 and December 31, 2020, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,220,448 and $907,550, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Lease rent revenue	$32,431	$38,454	$63,951	$84,849
Maintenance reserve revenue	17,278	29,986	37,090	50,514
Spare parts and equipment sales	3,569	2,855	8,135	11,960
(Loss) gain on sale of leased equipment	—	(700)	—	1,367
Asset transition fee	6,256	—	6,256	—
Other revenue	6,938	4,388	12,165	7,902
Total revenue	66,472	74,983	127,597	156,592

EXPENSES
Depreciation and amortization expense	23,340	23,764	47,481	47,154
Cost of spare parts and equipment sales	3,278	2,648	7,087	9,336
Write-down of equipment	2,246	6,997	4,113	9,126
General and administrative	19,499	15,228	35,650	34,795
Technical expense	2,296	1,468	3,606	2,595
Net finance costs:
Interest expense	16,987	16,089	32,006	31,785
Loss on debt extinguishment	—	—	—	4,688
Total net finance costs	16,987	16,089	32,006	36,473
Total expenses	67,646	66,194	129,943	139,479

(Loss) earnings from operations	(1,174)	8,789	(2,346)	17,113
(Loss) earnings from joint ventures	(685)	948	(1,204)	1,155
(Loss) income before income taxes	(1,859)	9,737	(3,550)	18,268
Income tax (benefit) expense	(1,917)	4,365	(2,276)	8,610
Net income (loss)	58	5,372	(1,274)	9,658
Preferred stock dividends	811	811	1,612	1,621
Accretion of preferred stock issuance costs	21	21	42	42
Net (loss) income attributable to common shareholders	$(774)	$4,540	$(2,928)	$7,995

Basic weighted average (loss) earnings per common share	$(0.12)	$0.75	$(0.48)	$1.35
Diluted weighted average (loss) earnings per common share	$(0.12)	$0.74	$(0.48)	$1.31

Basic weighted average common shares outstanding	6,218	6,016	6,107	5,938
Diluted weighted average common shares outstanding	6,218	6,103	6,107	6,113
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$58	$5,372	$(1,274)	$9,658
Other comprehensive (loss) income:
Currency translation adjustment	(2,674)	(5)	158	(226)
Unrealized (loss) gain on derivative instruments	(769)	(454)	5,727	(3,772)
Unrealized gain on derivative instruments at joint venture	157	—	711	—
Net (loss) gain recognized in other comprehensive (loss) income	(3,286)	(459)	6,596	(3,998)
Tax benefit (expense) related to items of other comprehensive (loss) income	720	101	(1,495)	885
Other comprehensive (loss) income	(2,566)	(358)	5,101	(3,113)
Total comprehensive (loss) income	$(2,508)	$5,014	$3,827	$6,545

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended June 30, 2021 and 2020
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at March 31, 2021	2,500	$49,743	6,577	$66	$16,580	$353,216	$2,550	$372,412
Net income	—	—	—	—	—	58	—	58
Net unrealized loss from currency translation adjustment, net of tax benefit of $600	—	—	—	—	—	—	(2,074)	(2,074)
Net unrealized loss from derivative instruments, net of tax benefit of $120	—	—	—	—	—	—	(492)	(492)
Shares issued under stock compensation plans	—	—	287	2	(2)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(115)	(1)	(4,918)	—	—	(4,919)
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,536	—	—	4,536
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at March 31, 2020	2,500	$49,659	6,344	$63	$6,527	$352,420	$(6,003)	$353,007
Net income	—	—	—	—	—	5,372	—	5,372
Net unrealized loss from currency translation adjustment, net of tax benefit of nil	—	—	—	—	—	—	(5)	(5)
Net unrealized loss from derivative instruments, net of tax benefit of $101	—	—	—	—	—	—	(353)	(353)
Shares repurchased	—	—	(55)	—	(1,490)	—	—	(1,490)
Shares issued under stock compensation plans	—	—	307	3	(3)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(44)	—	(846)	—	—	(846)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,015	—	—	3,015
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Six months ended June 30, 2021 and 2020
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net loss	—	—	—	—	—	(1,274)	—	(1,274)
Net unrealized gain from currency translation adjustment, net of tax expense of $35	—	—	—	—	—	—	123	123
Net unrealized gain from derivative instruments, net of tax expense of $1,460	—	—	—	—	—	—	4,978	4,978
Shares issued under stock compensation plans	—	—	295	2	167	—	—	169
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(116)	(1)	(4,965)	—	—	(4,966)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,298	—	—	7,298
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	9,658	—	9,658
Net unrealized loss from currency translation adjustment, net of tax benefit of $50	—	—	—	—	—	—	(176)	(176)
Net unrealized loss from derivative instruments, net of tax benefit of $835	—	—	—	—	—	—	(2,937)	(2,937)
Shares repurchased	—	—	(55)	—	(1,490)	—	—	(1,490)
Shares issued under stock compensation plans	—	—	311	3	197	—	—	200
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(60)	(1)	(1,193)	—	—	(1,194)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,132	—	—	5,132
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.65 per share)	—	—	—	—	—	(1,621)	—	(1,621)
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,274)	$9,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,481	47,154
Write-down of equipment	4,113	9,126
Stock-based compensation expenses	7,298	5,132
Amortization of deferred costs	2,377	2,790
Allowances and provisions	25	317
Gain on sale of leased equipment	—	(1,367)
Loss (income) from joint ventures	1,204	(1,155)
Loss on debt extinguishment	—	4,688
Loss on disposal of property, equipment and furnishings	40	—
Deferred income taxes	(2,677)	8,381
Changes in assets and liabilities:
Receivables	(16,868)	(17,936)
Inventory	2,484	4,015
Other assets	(1,796)	(562)
Accounts payable and accrued expenses	9,048	(19,551)
Maintenance reserves	(9,086)	(6,691)
Security deposits	1,052	2,272
Unearned revenue	(603)	(3,312)
Net cash provided by operating activities	42,818	42,959

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	—	17,665
Issuance of notes receivable	(42,495)	(135,955)
Payments received on notes receivable	5,558	3,738
Purchase of equipment held for operating lease	(63,791)	(76,982)
Purchase of property, equipment and furnishings	(753)	(2,178)
Net cash used in investing activities	(101,481)	(193,712)

Cash flows from financing activities:
Proceeds from debt obligations	395,700	690,200
Debt issuance costs	(4,556)	(5,806)
Principal payments on debt obligations	(175,799)	(419,526)
Debt prepayment costs	—	(2,373)
Proceeds from shares issued under stock compensation plans	169	200
Cancellation of restricted stock units in satisfaction of withholding tax	(4,966)	(1,194)
Repurchase of common stock	—	(1,379)
Preferred stock dividends	(1,621)	(1,629)
Net cash provided by financing activities	208,927	258,493

Increase in cash, cash equivalents and restricted cash	150,264	107,740
Cash, cash equivalents and restricted cash at beginning of period	78,925	63,668
Cash, cash equivalents and restricted cash at end of period	$229,189	$171,408

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$25,914	$28,486
Income Taxes	$1,230	$87

Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$—	$(5,680)
Transfers from Equipment held for operating lease to Spare parts inventory	$488	$12,926
Transfers from Equipment held for operating lease to Equipment held for sale	$9,613	$—
Transfers from Spare parts inventory to Equipment held for operating lease	$1,555	$—
Accrued preferred stock dividends	$9	$9
Accrued share repurchases	$—	$111
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2021.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2020 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of redeemable preferred stock and shareholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how the Company operates its business. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time. During the three and six months ended June 30, 2021, the Company experienced declining average utilization and a corresponding decrease in revenue as compared to the prior year comparable period. Additionally, as of June 30, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.1 million during the three months ended June 30, 2021 and $0.2 million during the six months ended June 30, 2021. Rent concessions for the three and six months ended June 30, 2020 resulted in a total reduction of rent revenue of $3.1 million, respectively. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed quarterly interim impairment analyses. The results of the analyses indicated $0.3 million additional impairments in the three and six months ended June 30, 2021.

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

In March 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848), Scope”, which clarifies certain optional expedients to all derivatives affected by the discounting transition, regardless of whether the derivatives reference the London Interbank Offered Rate (“LIBOR”) or another rate expected to be discounted or whether the modification replaces or has the potential to replace the reference rate expected to be discounted. The amendments in this guidance are effective upon issuance through December 31, 2022. The Company adopted this guidance upon issuance. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial

Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. The amendments in ASU 2016-13 are effective for the Company on January 1, 2023, with early adoption permitted. The Company expects to adopt this accounting standard update effective January 1, 2023. The Company is evaluating the potential effects on the consolidated financial statements.
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2021 and 2020 (in thousands):

Three months ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$32,431	$—	$—	$32,431
Maintenance reserve revenue	17,278	—	—	17,278
Spare parts and equipment sales	84	3,375	110	3,569
Managed services	3,247	—	—	3,247
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	3,669	41	(19)	3,691
Total revenue	$62,965	$3,416	$91	$66,472

Three Months Ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$38,454	$—	$—	$38,454
Maintenance reserve revenue	29,986	—	—	29,986
Spare parts and equipment sales	102	2,753	—	2,855
Loss on sale of leased equipment	(700)	—	—	(700)
Managed services	1,631	—	—	1,631
Other revenue	2,756	28	(27)	2,757
Total revenue	$72,229	$2,781	$(27)	$74,983

Six months ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$63,951	$—	$—	$63,951
Maintenance reserve revenue	37,090	—	—	37,090
Spare parts and equipment sales	169	7,966	—	8,135
Managed services	5,515	—	—	5,515
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	6,607	97	(54)	6,650
Total revenue	$119,588	$8,063	$(54)	$127,597

Six months ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$84,849	$—	$—	$84,849
Maintenance reserve revenue	50,514	—	—	50,514
Spare parts and equipment sales	1,327	10,633	—	11,960
Gain on sale of leased equipment	1,367	—	—	1,367
Managed services	4,125	—	—	4,125
Other revenue	3,771	267	(261)	3,777
Total revenue	$145,953	$10,900	$(261)	$156,592
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

3. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2021, the Company had $1,889.9 million equipment held for operating lease portfolio and $195.6 million notes receivable which represented 300 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, the Company had $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable which represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2021			December 31, 2020
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,291,301	$(488,930)	$1,802,371	$2,238,160	$(445,780)	$1,792,380
Aircraft and airframes	82,128	(6,220)	75,908	89,613	(7,312)	82,301
Marine vessel	13,010	(1,381)	11,629	12,963	(1,031)	11,932
	$2,386,439	$(496,531)	$1,889,908	$2,340,736	$(454,123)	$1,886,613
Notes Receivable
During the three months ended June 30, 2021 and 2020, the Company recorded interest income related to the notes receivable of $3.6 million and $2.7 million, respectively, and $6.5 million and $3.7 million during the six months ended June 30, 2021 and 2020, respectively, and is presented within Other revenue. The effective interest rates on our notes receivable ranged from 6.3% to 12.2% as of June 30, 2021 and 6.3% to 13.7% as of June 30, 2020.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of June 30, 2021, WMES owned a lease portfolio, inclusive of a note receivable, of 36 engines and five aircraft with a net book value of $280.6 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2021, CASC Willis owned a lease portfolio of four engines with a net book value of $49.4 million.

As of June 30, 2021	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2020	$37,365	$15,910	$53,275
(Loss) earnings from joint ventures	(1,513)	309	(1,204)
Foreign currency translation adjustment	—	158	158
Other comprehensive gain from joint ventures	711	—	711
Investment in joint ventures as of June 30, 2021	$36,563	$16,377	$52,940

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.4 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES or CASC Willis during the six months ended June 30, 2021 or 2020.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$4,885	$11,804	$9,646	$19,915
Expenses	6,606	10,425	12,775	18,179
WMES net (loss) income	$(1,721)	$1,379	$(3,129)	$1,736

	June 30, 2021	December 31, 2020
	(in thousands)
Total assets	$298,019	$303,886
Total liabilities	217,097	219,836
Total WMES net equity	$80,922	$84,050

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at June 30, 2021, secured by engines. The facility has a committed amount of $1.0 billion at June 30, 2021, which revolves until the maturity date of June 2024	$688,000	$777,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	277,966	—
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	38,612	—
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	19,400	—
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	280,197	286,863
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	38,931	39,855
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	18,533	19,043
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	269,970	277,481
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	39,640
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	223,815	227,138
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,481
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50%, repaid in May 2021, secured by engines	—	6,138
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	6,284	7,247
	1,932,788	1,712,886
Less: unamortized debt issuance costs	(21,629)	(19,133)
Total debt obligations	$1,911,159	$1,693,753

One-month LIBOR was 0.10% and 0.14% as of June 30, 2021 and December 31, 2020, respectively.

Principal outstanding at June 30, 2021, is expected to be repayable as follows:

Year	(in thousands)
2021	$36,297
2022	64,250
2023	64,316
2024	751,482
2025	62,247
Thereafter	954,196
Total	$1,932,788

In May 2021, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (the “WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of 29 aircraft engines and one airframe which WEST VI will acquire from the WLFC pursuant to an asset purchase agreement.
The Series A Notes have a fixed coupon of 3.104%, an expected maturity of approximately eight years and a final maturity date in May 2046, the Series B Notes have a fixed coupon of 5.438%, an expected maturity of approximately eight years and a final maturity date in May 2046 and the Series C Notes have a fixed coupon of 7.385%, an expected maturity of approximately eight years and a final maturity date in May 2046. The Series A Notes were issued at a price of 99.99481% of par, the Series B Notes were issued at a price of 99.99996% of par and the Series C Notes were issued at a price of 99.99869% of par. Principal on the WEST VI Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture.
In May 2021, WLFC repaid an existing note payable that was secured by two engines.
In June 2021, WLFC entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of June 7, 2019, which updates the provisions relating to the future discontinuance of the LIBOR and sets forth the mechanics for establishing the Secured Overnight Financing Rate (“SOFR”) as a benchmark replacement rate.
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually and the Company was in full compliance with all financial covenant requirements at June 30, 2021.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $688.0 million and $783.1 million of variable rate borrowings at June 30, 2021 and December 31, 2020, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of June 30, 2021, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four additional fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 31 months and two with remaining terms of 55 months as of June 30, 2021. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 36 months as of June 30, 2021. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2021.

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

The net fair value of the interest rate swaps as of June 30, 2021 was $1.8 million, representing an asset of $3.9 million and a liability of $2.1 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability. The Company recorded interest expense of $0.5 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest rate contracts	$(769)	$(454)	$5,727	$(3,772)
Total	$(769)	$(454)	$5,727	$(3,772)

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
7.  Income Taxes

Income tax benefit for the three and six months ended June 30, 2021 was $1.9 million and $2.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 103.1% and 64.1%, respectively. Income tax expense for the three and six months ended June 30, 2020 was $4.4 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 44.8% and 47.1%, respectively. The increase in the effective tax rate was predominantly due to executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. The Company qualified for the Employment Retention Credit (“ERC”) and recognized a credit of $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively, as a reduction to social security tax.
8. Fair Value Measurements

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties in contrast to a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of judgment, and therefore cannot be determined with precision.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2021 and December 31, 2020 was estimated to have a fair value of approximately $198.0 million and $159.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2021 and December 31, 2020 was estimated to have a fair value of approximately $1,926.8 million and $1,691.0 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2021 and December 31, 2020, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of June 30, 2021 was $1.8 million, representing a net asset of $3.9 million and a net liability of $2.1 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a net liability. The Company recorded interest expense of $0.5 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively, from derivative instruments.

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

	Total Losses
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Equipment held for lease	$2,246	$6,997	$4,113	$9,056
Equipment held for sale	—	—	—	70
Total	$2,246	$6,997	$4,113	$9,126

Write-downs of equipment to their estimated fair values totaled $2.2 million for the three months ended June 30, 2021, reflecting an adjustment of the carrying value of four impaired engines. Write-downs of equipment to their estimated fair values totaled $4.1 million for the six months ended June 30, 2021 reflecting an adjustment of the carrying value of four impaired engines and one airframe. As of June 30, 2021, included within equipment held for lease and equipment held for sale was $40.7 million in remaining book values of 23 assets which were previously written down.

A write-down of $7.0 million was recorded during the three months ended June 30, 2020 due to a management decision to monetize three engines either by sale to a third party or for part-out and two engines as a result of our impairment analysis. A write-down of $9.1 million was recorded during the six months ended June 30, 2020 due to a management decision to monetize five engines either by sale to a third party or for part-out and two engines as a result of our impairment analysis.
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

There were no anti-dilutive shares for the three and six months ended June 30, 2021. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the three months ended June 30, 2020. There were no anti-dilutive shares for the six months ended June 30, 2020.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common shareholders	$(774)	$4,540	$(2,928)	$7,995

Basic weighted average common shares outstanding	6,218	6,016	6,107	5,938
Potentially dilutive common shares	—	87	—	175
Diluted weighted average common shares outstanding	6,218	6,103	6,107	6,113

Basic weighted average (loss) earnings per common share	$(0.12)	$0.75	$(0.48)	$1.35
Diluted weighted average (loss) earnings per common share	$(0.12)	$0.74	$(0.48)	$1.31

10. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. No shares were repurchased during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased a total of 54,626 shares of common stock for approximately $1.5 million at a weighted average price of $27.79 per share.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2021 and 2020, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock. For additional disclosures on the Company’s Redeemable Preferred Stock, refer to Note 12 in the 2020 Form 10-K.

11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$957	$703	$1,642	$1,728
2018 Stock Incentive Plan	3,507	2,237	5,506	3,297
Employee Stock Purchase Plan	72	75	150	107
Total Stock Compensation Expense	$4,536	$3,015	$7,298	$5,132

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of June 30, 2021, there were no stock options outstanding under the 2007 Plan.

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

As of June 30, 2021, the Company had granted 885,300 RSAs under the 2018 Plan and had 9,296 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the six months ended June 30, 2021:

Shares
Balance as of December 31, 2020	581,715
Shares granted	286,550
Shares forfeited	—
Shares vested	(339,657)
Balance as of June 30, 2021	528,608

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the six months ended June 30, 2021 and 2020, 8,307 and 3,892 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$32,431	$—	$—	$32,431
Maintenance reserve revenue	17,278	—	—	17,278
Spare parts and equipment sales	84	3,375	110	3,569
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	6,916	41	(19)	6,938
Total revenue	62,965	3,416	91	66,472

Expenses:
Depreciation and amortization expense	23,311	29	—	23,340
Cost of spare parts and equipment sales	2	3,276	—	3,278
Write-down of equipment	2,246	—	—	2,246
General and administrative	19,143	466	(110)	19,499
Technical expense	2,296	—	—	2,296
Net finance costs:
Interest expense	16,987	—	—	16,987
Total finance costs	16,987	—	—	16,987
Total expenses	63,985	3,771	(110)	67,646
(Loss) earnings from operations	$(1,020)	$(355)	$201	$(1,174)

Three Months Ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$38,454	$—	$—	$38,454
Maintenance reserve revenue	29,986	—	—	29,986
Spare parts and equipment sales	102	2,753	—	2,855
Loss on sale of leased equipment	(700)	—	—	(700)
Other revenue	4,387	28	(27)	4,388
Total revenue	72,229	2,781	(27)	74,983

Expenses:
Depreciation and amortization expense	23,739	25	—	23,764
Cost of spare parts and equipment sales	4	2,644	—	2,648
Write-down of equipment	6,997	—	—	6,997
General and administrative	14,808	420	—	15,228
Technical expense	1,468	—	—	1,468
Net finance costs:
Interest expense	16,089	—	—	16,089
Total finance costs	16,089	—	—	16,089
Total expenses	63,105	3,089	—	66,194
Earnings (loss) from operations	$9,124	$(308)	$(27)	$8,789

Six Months Ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$63,951	$—	$—	$63,951
Maintenance reserve revenue	37,090	—	—	37,090
Spare parts and equipment sales	169	7,966	—	8,135
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	12,122	97	(54)	12,165
Total revenue	119,588	8,063	(54)	127,597

Expenses:
Depreciation and amortization expense	47,423	58	—	47,481
Cost of spare parts and equipment sales	8	7,093	(14)	7,087
Write-down of equipment	4,113	—	—	4,113
General and administrative	34,700	950	—	35,650
Technical expense	3,606	—	—	3,606
Net finance costs:
Interest expense	32,006	—	—	32,006
Total finance costs	32,006	—	—	32,006
Total expenses	121,856	8,101	(14)	129,943
Loss from operations	$(2,268)	$(38)	$(40)	$(2,346)

Six Months Ended June 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$84,849	$—	$—	$84,849
Maintenance reserve revenue	50,514	—	—	50,514
Spare parts and equipment sales	1,327	10,633	—	11,960
Gain on sale of leased equipment	1,367	—	—	1,367
Other revenue	7,896	267	(261)	7,902
Total revenue	145,953	10,900	(261)	156,592

Expenses:
Depreciation and amortization expense	47,114	40	—	47,154
Cost of spare parts and equipment sales	152	9,184	—	9,336
Write-down of equipment	9,126	—	—	9,126
General and administrative	33,350	1,445		34,795
Technical expense	2,595	—	—	2,595
Net finance costs:
Interest expense	31,785	—	—	31,785
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	36,473	—	—	36,473
Total expenses	128,810	10,669	—	139,479
Earnings (loss) from operations	$17,143	$231	$(261)	$17,113
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2021	$2,532,897	$52,079	$—	$2,584,976
Total assets as of December 31, 2020	$2,312,172	$52,776	$—	$2,364,948
13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.4 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

Other

During 2020, the Board’s independent directors approved the Company’s agreement to a lease with our Chief Executive Officer (“CEO”) in support of the Company’s vessel leasing business. That lease provides for a payment to our CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. The Company has paid a total of $10,500 and $22,500 during the three and six months ended June 30, 2021, respectively, for usage of the tender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2021, all of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842. As of June 30, 2021, we had 68 lessees in 40 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2021, $1,889.9 million of equipment held in our operating lease portfolio and $195.6 million of notes receivable represented 300 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of June 30, 2021, we also managed 487 engines, aircraft and related equipment on behalf of other parties.

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

As previously disclosed, on March 16, 2021, we received a non-binding indication of interest (the “Indication of Interest”) to acquire all of the outstanding shares of the Company’s common stock not already owned by Charles F. Willis IV, the Company’s Chief Executive Officer and largest stockholder (individually and together with an entity controlled by him), and Austin C. Willis, the Company’s Senior Vice President, Corporate Development (together, the “Group”), in exchange for cash consideration of $42.00 per share. The Indication of Interest was filed as an exhibit to a Schedule 13D/A filed by the Group on March 17, 2021. The Indication of Interest did not provide details on how the Group proposed to finance its proposed acquisition. On June 25, 2021, the Company’s Chief Executive Officer delivered a letter (the “Letter”) to the Special Committee of the Board of Directors reaffirming interest in acquiring all of the Company’s common stock not already owned by the Group in exchange for cash consideration of $42.00 per share (the “Offer Price”) and clarifying that he does not intend to increase the Offer Price.

On March 19, 2021, the Board of Directors of the Company formed a committee (the “Independent Committee”) comprised solely of independent directors to review, evaluate and negotiate any proposal from the Group. The Independent Committee is currently in negotiations with the Group regarding its Indication of Interest that could result in our becoming a privately-held company. See “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and our other filings with the SEC.

COVID-19 Impact

Throughout the remainder of the year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have temporarily closed our headquarters and other offices, required our employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Additionally, during 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to our Company, resulting in impacts that have adversely affected our business, results of operations, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused our lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of our customers to go out of business, and limited the ability of our personnel to travel to customers and potential customers. During the three and six months ended June 30, 2021, we experienced declining average utilization and a corresponding decrease in revenue as compared to the prior year comparable period. Additionally, as of June 30, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.1 million during the second quarter of 2021 and $0.2 million year-to-date. Rent concessions for the three and six months ended June 30, 2020 resulted in a total reduction of rent revenue of $3.1 million, respectively. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework. Due to the impact of recent events, including challenges from declines in market conditions, we performed quarterly interim impairment analyses. The results of the analyses indicated $0.3 million additional impairments in the three and six months ended June 30, 2021.

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
Results of Operations
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Revenue is summarized as follows:

	Three Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$32,431	$38,454	(15.7)%
Maintenance reserve revenue	17,278	29,986	(42.4)%
Spare parts and equipment sales	3,569	2,855	25.0%
Loss on sale of leased equipment	—	(700)	(100.0)%
Asset transition fee	6,256	—	100.0%
Other revenue	6,938	4,388	58.1%
Total revenue	$66,472	$74,983	(11.4)%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $6.0 million, or 15.7%, to $32.4 million in the three months ended June 30, 2021 from $38.5 million for the three months ended June 30, 2020. The decrease is primarily due to lower average utilization directly related to continued impacts of the COVID-19 pandemic, when compared to the prior year period. During the three months ended June 30, 2021, we purchased equipment (including capitalized costs) totaling $37.3 million, which consisted of five engines and one aircraft purchased for our lease portfolio. During the three months ended June 30, 2020, we purchased equipment (including capitalized costs) totaling $1.3 million, which consisted of other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended June 30, 2021 and 2020, respectively.

The aggregate net book value of equipment held for lease at June 30, 2021 and 2020 consisted of $1,889.9 million and $195.6 million notes receivable and $1,653.7 million and $170.4 million notes receivable, respectively. Average utilization (based on net book value) was approximately 81% and 86% for the three months ended June 30, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $12.7 million, or 42.4%, to $17.3 million for the three months ended June 30, 2021 from $30.0 million for the three months ended June 30, 2020. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $14.8 million for the three months ended June 30, 2021 compared to $27.2 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $2.5 million of short-term maintenance revenues compared to $2.8 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts sales increased by $0.7 million, or 25.0%, to $3.6 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. The increase in spare parts sales for the second quarter of 2021 was driven by an increase in industry wide demand compared to the prior year period which was impacted by the COVID-19 pandemic. There were no equipment sales for the three months ended June 30, 2021 or 2020.
Loss on Sale of Leased Equipment. There were no sales of leased equipment during the three months ended June 30, 2021. During the three months ended June 30, 2020, we sold three engines and two airframes from the lease portfolio for a net loss of $0.7 million.
Asset Transition Fee. Asset transition fee of $6.3 million during the three months ended June 30, 2021 reflects a settlement received from the close out of an engine transition program. There was no asset transition fee in the three months ended June 30, 2020.
Other Revenue.  Other revenue increased by $2.6 million, to $6.9 million in the three months ended June 30, 2021 from $4.4 million in the three months ended June 30, 2020. The increase primarily reflects increases of $1.6 million in service related fees and $0.9 million in interest income from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.4 million, or 1.8%, to $23.3 million for the three months ended June 30, 2021 compared to $23.8 million for the three months ended June 30, 2020. The slight decrease reflects the change in mix of portfolio as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts sales increased by $0.6 million, or 23.8%, to $3.3 million for the three months ended June 30, 2021 compared to $2.6 million for the three months ended June 30, 2020. There was no equipment or cost of equipment sales for the three months ended June 30, 2021 and 2020.
Write-down of Equipment. Write-down of equipment was $2.2 million for the three months ended June 30, 2021, reflecting the write-down of four engines. Write-down of equipment was $7.0 million for the three months ended June 30, 2020, reflecting the write-down of five engines, two of which resulted from the Company’s interim impairment analysis which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million.
General and Administrative Expenses. General and administrative expenses increased by $4.3 million, or 28.0%, to $19.5 million for the three months ended June 30, 2021 compared to $15.2 million for the three months ended June 30, 2020. The increase primarily reflects increased stock-based compensation as compared to the prior year period which was primarily driven by an increase in stock price compared to the prior year period.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $0.8 million, or 56.4%, to $2.3 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. The increase is primarily due to an increase in engine repairs, partly offset by a decrease in technical support services driven by lower industry-wide demand due to the continued impact of the COVID-19 pandemic.
Net Finance Costs. Net finance costs increased $0.9 million, or 5.6%, to $17.0 million for the three months ended June 30, 2021 compared to $16.1 million for the three months ended June 30, 2020. The increase is due to higher interest expense as compared to the prior year period. Net finance costs are also influenced by the execution of the WEST VI transaction, which temporarily increases total leverage and interest expense at the Company. Debt obligations outstanding, net of unamortized debt issuance costs, as of June 30, 2021 and 2020, were $1,911.2 million and $1,520.2 million, respectively. After adjustment for interest rate derivative instruments, $188.0 million and $353.0 million as of June 30, 2021 and 2020, respectively, were tied to one-month LIBOR. As of June 30, 2021 and 2020, we held $500 million and $200 million of interest rate derivative instruments on this debt and one-month LIBOR was 0.10% and 0.16% respectively.

Income Tax (Benefit) Expense.  Income tax (benefit) expense was $(1.9) million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020. The effective tax rate for the second quarter of 2021 was 103.1% compared to 44.8% in the prior year period. The increase in the effective tax rate was predominantly due to executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Revenue is summarized as follows:

	Six Months Ended June 30,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$63,951	$84,849	(24.6)%
Maintenance reserve revenue	37,090	50,514	(26.6)%
Spare parts and equipment sales	8,135	11,960	(32.0)%
Gain on sale of leased equipment	—	1,367	(100.0)%
Asset transition fee	6,256	—	100.0%
Other revenue	12,165	7,902	53.9%
Total revenue	$127,597	$156,592	(18.5)%

Lease Rent Revenue. Lease rent revenue decreased by $20.9 million, or 24.6%, to $64.0 million for the six months ended June 30, 2021, compared to $84.8 million for the six months ended June 30, 2020. The decrease is primarily due to lower utilization directly related to the COVID-19 pandemic, when compared to the prior year period. During the six months ended June 30, 2021, we purchased equipment (including capitalized costs) totaling $63.8 million, which primarily consisted of seven engines, one aircraft and other parts and equipment purchased for our lease portfolio. During the six months ended June 30, 2020, we purchased equipment (including capitalized costs) totaling $77.0 million, which primarily consisted of four engines and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2021 and 2020, respectively.

The aggregate net book value of equipment held for lease at June 30, 2021 and 2020, was $1,889.9 million and $195.6 million notes receivable and $1,653.7 million and $170.4 million notes receivable, respectively. Average utilization (based on net book value) was approximately 80% and 86% for the six months ended June 30, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $13.4 million, or 26.6%, to $37.1 million for the six months ended June 30, 2021 from $50.5 million for the six months ended June 30, 2020. Long-term maintenance revenue was $31.9 million for the six months ended June 30, 2021 compared to $35.8 million in the comparable prior period. Engines out on lease with “non-reimbursable” usage fees generated $5.2 million of short-term maintenance revenues compared to $14.7 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $3.8 million, or 32.0%, to $8.1 million for the six months ended June 30, 2021 compared to $12.0 million in the prior year period. Spare parts sales for the six months ended June 30, 2021 were $8.1 million, compared to $11.1 million in the comparable period in 2020. The decline in spare parts sales paralleled the slowdown in global flight traffic, which was directly affected by impacts of the COVID-19 pandemic. There were no equipment sales during the six months ended June 30, 2021, compared to $0.9 million for the sale of one engine in the comparable period of 2020.

Gain on Sale of Leased Equipment. There were no sales of leased equipment during the six months ended June 30, 2021. During the six months ended June 30, 2020 we sold 10 engines and two airframes from the lease portfolio for a net gain of $1.4 million.
Asset Transition Fee. Asset transition fee was $6.3 million in the six months ended June 30, 2021 reflecting the settlement received from the close out of an engine transition program. There was no asset transition fee in the six months ended June 30, 2020.

Other Revenue.  Other revenue increased by $4.3 million, or 53.9%, to $12.2 million for the six months ended June 30, 2021 from $7.9 million for the six months ended June 30, 2020. The increase primarily reflects increases of $1.4 million in service related fees and $2.8 million in interest income from our notes receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.3 million, to $47.5 million for the six months ended June 30, 2021 compared to $47.2 million for the six months ended June 30, 2020. The increase reflects the larger net book value of the lease portfolio and the change in mix of portfolio to new generation engines, as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $2.2 million, or 24.1%, to $7.1 million for the six months ended June 30, 2021 compared to $9.3 million for the six months ended June 30, 2020. Cost of spare parts for the six months ended June 30, 2021 were $7.1 million compared to $9.2 million in the prior year period due to lower spare parts sales. The reduced sales were driven by lower industry wide demand resulting from the impacts of the COVID-19 pandemic. There was no cost of equipment sales for the six months ended June 30, 2021, compared to $0.1 million in the prior year period.

Write-down of Equipment. Write-down of equipment was $4.1 million for the six months ended June 30, 2021, primarily reflecting the write-down of four engines and one airframe. Write-down of equipment was $9.1 million for the six months ended June 30, 2020 reflecting the write-down of seven engines, two of which resulted from the Company’s interim impairment analysis which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million.

General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 2.5%, to $35.7 million for the six months ended June 30, 2021 compared to $34.8 million for the six months ended June 30, 2020. The increase primarily reflects increased stock-based compensation as compared to the prior year period which was primarily driven by an increase in stock price.

Technical Expense. Technical expense increased by $1.0 million, or 39.0%, to $3.6 million for the six months ended June 30, 2021 compared to $2.6 million for the six months ended June 30, 2020. The increase primarily reflects the increase in engine repairs.

Net Finance Costs. Net finance costs decreased by $4.5 million, or 12.2%, to $32.0 million for the six months ended June 30, 2021 compared to $36.5 million for the six months ended June 30, 2020. The decrease was primarily due to a loss on debt extinguishment of $4.7 million recognized in the prior year period.

Income Tax (Benefit) Expense.  Income tax (benefit) expense was $(2.3) million for the six months ended June 30, 2021 compared to $8.6 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 64.1% compared to 47.1% in the prior year period. The increase in the effective tax rate was predominantly due to Section 162(m) limitation.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2021, the Company had $229.2 million of cash, cash equivalents and restricted cash, of which $16.5 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured by our equipment lease portfolio. Cash of approximately $395.7 million and $690.2 million for the six months ended June 30, 2021 and 2020, respectively, was derived from our borrowing activities. In these same time periods, $175.8 million and $419.5 million, respectively, was used to pay down related debt.

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
Cash Flows Discussion
Cash flows provided by operating activities was $42.8 million and $43.0 million for the six months ended June 30, 2021 and 2020, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 78%, by book value, of our assets were on-lease as of June 30, 2021 and December 31, 2020, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2021 and 2020 was approximately 80% and 86%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $101.5 million for the six months ended June 30, 2021 and primarily reflected $42.5 million related to leases entered into during the first half of 2021 which were classified as notes receivable under ASC 842 and $63.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period). Cash flows used in investing activities was $193.7 million in the six months ended June 30, 2020, and primarily reflected $136.0 million related to eight leases entered into during the first half of 2020 which were classified as notes receivable under ASC 842 and $77.0 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.7 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities was $208.9 million for the six months ended June 30, 2021 and primarily reflected $395.7 million in proceeds from debt obligations, partially offset by $175.8 million in principal payments. Cash flows provided by financing activities was $258.5 million for the six months ended June 30, 2020 and primarily reflected $690.2 million in proceeds from debt obligations, partially offset by $419.5 million in principal payments and $8.2 million in debt issuance and prepayment costs.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2021 and 2020, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
In June 2021, WLFC entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of June 7, 2019, which updates the provisions relating to the future discontinuance of the London Interbank Offered Rate (“LIBOR”) and sets forth the mechanics for establishing the Secured Overnight Financing Rate as a benchmark replacement rate.
In May 2021, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (“WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of 29 aircraft engines and one airframe which WEST VI will acquire from the WLFC pursuant to an asset purchase agreement.
The Series A Notes have a fixed coupon of 3.104%, an expected maturity of approximately eight years and a final maturity date in May 2046, the Series B Notes have a fixed coupon of 5.438%, an expected maturity of approximately eight years and a final maturity date in May 2046 and the Series C Notes have a fixed coupon of 7.385%, an expected maturity of approximately eight years and a final maturity date in May 2046. The Series A Notes were issued at a price of 99.99481% of par, the Series B Notes were issued at a price of 99.99996% of par and the Series C Notes were issued at a price of 99.99869% of par. Principal on the WEST VI Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture.
The assets of WEST VI are not available to satisfy the Company’s obligations other than the obligations specific to WEST VI. WEST VI is consolidated for financial statement presentation purposes. WEST VI’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST VI’s maintenance of adequate reserves and capital. Under WEST VI’s indenture, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST VI indenture requires that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.
In May 2021, WLFC repaid an existing note payable that was secured by two engines.

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

The assets of WEST V are not available to satisfy the Company’s obligations other than the obligations specific to WEST V. WEST V is consolidated for financial statement presentation purposes. WEST V’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and WEST V’s maintenance of adequate reserves and capital. Under WEST V’s indenture, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST V indenture requires that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

We recognized a $4.7 million loss on debt extinguishment upon the repayment of the WEST II Series A 2012 term notes in March 2020.
At June 30, 2021, debt obligations consisted of loans totaling $1,911.2 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.9% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2021, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2021, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2021:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,932,788	$68,414	$816,632	$124,602	$923,140
Interest payments under debt obligations	315,465	63,507	118,369	81,435	52,154
Operating lease obligations	3,365	938	1,184	765	478
Purchase obligations	543,994	118,033	425,961	—	—
Total	$2,795,612	$250,892	$1,362,146	$206,802	$975,772

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

In May 2021, we entered into a commitment for future maintenance services which are anticipated to cost $24.0 million by 2024.

In June 2021, we entered into definitive agreements for the purchase and leaseback of 20 International Aero Engines AG V2500 aircraft engines. We completed the purchase and leaseback of four of the aircraft engines and anticipate closing on the remaining 16 aircraft engines by September 2021.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $70.2 million and $112.0 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2021 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month and LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2021, $688.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $1.9 million.
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

We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2021 and 2020, 55% and 79%, respectively, of our lease rent revenues came from non-United States domiciled lessees.  If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Form 10-Q for the period ended March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. No shares were repurchased during the six months ended June 30, 2021.
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
10.58#
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June 23, 2021, among the Registrant, MUFG Union Bank, Ltd., as administrative agent, MUFG Union Bank, Inc., as security agent, and certain other lenders and financial institutions named therein.

10.59#
Administrative Agency Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto.

10.60#	Asset Purchase Agreement, dated as of May 17, 2021, between the Registrant and Willis Engine Structured Trust VI.
10.61#	Trust Indenture, dated as of May 17, 2021, among Willis Engine Structured Trust VI, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A.
10.62	Revolving Credit Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, Bank of America, N.A. and the Registrant.
10.63	Servicing Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto.
10.64#
Security Trust Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________
#    Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2021

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)