Form 10-Q
period 2021-09-30
WILLIS LEASE FINANCE CORP
filed 2021-11-03
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of November 1, 2021 was 6,076,051.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020	6

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, this quarterly report on Form 10-Q for the three and nine months ended September 30, 2021, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$15,092	$42,540
Restricted cash	56,477	36,385
Equipment held for operating lease, less accumulated depreciation of $505,605 and $454,123 at September 30, 2021 and December 31, 2020, respectively	1,971,252	1,886,613
Maintenance rights	22,511	20,097
Equipment held for sale	11,057	2,850
Receivables, net of allowances of $1,258 and $1,372 at September 30, 2021 and December 31, 2020, respectively	42,595	28,269
Spare parts inventory	53,556	59,434
Investments	53,153	53,275
Property, equipment & furnishings, less accumulated depreciation of $12,900 and $11,356 at September 30, 2021 and December 31, 2020, respectively	30,800	31,753
Intangible assets, net	1,202	1,246
Notes receivable	196,146	158,708
Other assets	47,047	43,778
Total assets (1)	$2,500,888	$2,364,948

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$50,124	$26,977
Deferred income taxes	118,941	116,838
Debt obligations	1,814,208	1,693,753
Maintenance reserves	61,482	82,484
Security deposits	22,915	19,522
Unearned revenue	12,590	11,637
Total liabilities (2)	2,080,260	1,951,211

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2021 and December 31, 2020, respectively)	49,785	49,722

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,624 and 6,570 shares issued at September 30, 2021 and December 31, 2020, respectively)	66	66
Paid-in capital in excess of par	15,653	13,696
Retained earnings	354,486	355,370
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $201 and $(1,485) at September 30, 2021 and December 31, 2020, respectively	638	(5,117)
Total shareholders’ equity	370,843	364,015
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,500,888	$2,364,948
_____________________________
(1)Total assets at September 30, 2021 and December 31, 2020, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $56,476 and $35,262; Equipment $1,224,879 and $1,037,684; Maintenance Rights $5,433 and $767; Inventory $4,367 and $5,437; Notes receivable $131,584 and $26,392; and Other assets $4,748 and $558, respectively.
(2)Total liabilities at September 30, 2021 and December 31, 2020, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,208,679 and $907,550, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Lease rent revenue	$32,908	$30,025	$96,859	$114,874
Maintenance reserve revenue	23,659	32,302	60,749	82,816
Spare parts and equipment sales	5,091	2,888	13,226	14,848
Gain on sale of leased equipment	2,440	—	2,440	1,367
Asset transition fee	—	—	6,256	—
Other revenue	6,693	5,398	18,858	13,300
Total revenue	70,791	70,613	198,388	227,205

EXPENSES
Depreciation and amortization expense	21,274	24,022	68,755	71,176
Cost of spare parts and equipment sales	3,921	4,125	11,008	13,461
Write-down of equipment	—	5,245	4,113	14,371
General and administrative	18,662	16,461	54,312	51,256
Technical expense	2,524	827	6,130	3,422
Net finance costs:
Interest expense	18,325	15,351	50,331	47,136
Loss on debt extinguishment	—	—	—	4,688
Total net finance costs	18,325	15,351	50,331	51,824
Total expenses	64,706	66,031	194,649	205,510

Earnings from operations	6,085	4,582	3,739	21,695
Earnings (loss) from joint ventures	21	1,457	(1,183)	2,612
Income before income taxes	6,106	6,039	2,556	24,307
Income tax expense	3,222	3,055	946	11,665
Net income	2,884	2,984	1,610	12,642
Preferred stock dividends	819	819	2,431	2,440
Accretion of preferred stock issuance costs	21	21	63	63
Net income (loss) attributable to common shareholders	$2,044	$2,144	$(884)	$10,139

Basic weighted average earnings (loss) per common share	$0.33	$0.36	$(0.14)	$1.70
Diluted weighted average earnings (loss) per common share	$0.32	$0.35	$(0.14)	$1.66

Basic weighted average common shares outstanding	6,189	5,985	6,135	5,954
Diluted weighted average common shares outstanding	6,363	6,084	6,135	6,104
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,884	$2,984	$1,610	$12,642
Other comprehensive income (loss):
Currency translation adjustment	(15)	551	143	325
Unrealized gain (loss) on derivative instruments	653	684	6,380	(3,088)
Unrealized gain on derivative instruments at joint venture	206	—	918	—
Net gain (loss) recognized in other comprehensive income (loss)	844	1,235	7,441	(2,763)
Tax (expense) benefit related to items of other comprehensive income (loss)	(190)	(273)	(1,686)	612
Other comprehensive income (loss)	654	962	5,755	(2,151)
Total comprehensive income	$3,538	$3,946	$7,365	$10,491

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended September 30, 2021 and 2020
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689
Net income	—	—	—	—	—	2,884	—	2,884
Net unrealized loss from currency translation adjustment, net of tax benefit of $2	—	—	—	—	—	—	(13)	(13)
Net unrealized gain from derivative instruments, net of tax expense of $192	—	—	—	—	—	—	667	667
Shares repurchased	—	—	(135)	(1)	(5,137)	—	—	(5,138)
Shares issued under stock compensation plans	—	—	10	—	17	—	—	17
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,577	—	—	4,577
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2021	2,500	$49,785	6,624	$66	$15,653	$354,486	$638	$370,843

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at June 30, 2020	2,500	$49,680	6,552	$66	$7,203	$356,960	$(6,361)	$357,868
Net income	—	—	—	—	—	2,984	—	2,984
Net unrealized gain from currency translation adjustment, net of tax expense of $122	—	—	—	—	—	—	429	429
Net unrealized gain from derivative instruments, net of tax expense of $151	—	—	—	—	—	—	533	533
Shares repurchased	—	—	(1)	—	(20)	—	—	(20)
Shares issued under stock compensation plans	—	—	8	—	228	—	—	228
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,113	—	—	3,113
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2020	2,500	$49,701	6,559	$66	$10,524	$359,104	$(5,399)	$364,295

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Nine months ended September 30, 2021 and 2020
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net income	—	—	—	—	—	1,610	—	1,610
Net unrealized gain from currency translation adjustment, net of tax expense of $32	—	—	—	—	—	—	111	111
Net unrealized gain from derivative instruments, net of tax expense of $1,654	—	—	—	—	—	—	5,644	5,644
Shares repurchased	—	—	(135)	(1)	(5,137)	—	—	(5,138)
Shares issued under stock compensation plans	—	—	305	2	184	—	—	186
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(116)	(1)	(4,965)	—	—	(4,966)
Stock-based compensation expense, net of forfeitures	—	—	—	—	11,875	—	—	11,875
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Balances at September 30, 2021	2,500	$49,785	6,624	$66	$15,653	$354,486	$638	$370,843

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	12,642	—	12,642
Net unrealized gain from currency translation adjustment, net of tax expense of $72	—	—	—	—	—	—	253	253
Net unrealized loss from derivative instruments, net of tax benefit of $684	—	—	—	—	—	—	(2,404)	(2,404)
Shares repurchased	—	—	(56)	—	(1,510)	—	—	(1,510)
Shares issued under stock compensation plans	—	—	319	3	425	—	—	428
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(60)	(1)	(1,193)	—	—	(1,194)
Stock-based compensation expense, net of forfeitures	—	—	—	—	8,245	—	—	8,245
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.98 per share)	—	—	—	—	—	(2,440)	—	(2,440)
Balances at September 30, 2020	2,500	$49,701	6,559	$66	$10,524	$359,104	$(5,399)	$364,295

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,610	$12,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,755	71,176
Write-down of equipment	4,113	14,371
Stock-based compensation expenses	11,875	8,245
Amortization of deferred costs	3,680	3,984
Allowances and provisions	(60)	280
Gain on sale of leased equipment	(2,440)	(1,367)
Income from joint ventures	1,183	(2,612)
Loss on debt extinguishment	—	4,688
Loss on sale of note receivable	—	79
Loss on disposal of property, equipment and furnishings	40	—
Deferred income taxes	418	11,248
Changes in assets and liabilities:
Receivables	(14,267)	(18,464)
Distributions received from joint ventures	—	7,200
Inventory	4,449	5,737
Other assets	(2,250)	355
Accounts payable and accrued expenses	11,294	(19,092)
Maintenance reserves	(22,074)	(10,660)
Security deposits	3,393	520
Unearned revenue	(1,136)	(4,862)
Net cash provided by operating activities	68,583	83,468

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	27,887	17,665
Proceeds from sale of note receivable	—	8,431
Issuance of notes receivable	(44,444)	(135,955)
Payments received on notes receivable	7,006	6,083
Purchase of equipment held for operating lease	(170,290)	(82,027)
Purchase of property, equipment and furnishings	(1,022)	(2,719)
Net cash used in investing activities	(180,863)	(188,522)

Cash flows from financing activities:
Proceeds from debt obligations	477,700	690,200
Debt issuance costs	(4,556)	(6,065)
Principal payments on debt obligations	(355,891)	(477,802)
Debt prepayment costs	—	(2,373)
Proceeds from shares issued under stock compensation plans	186	428
Cancellation of restricted stock units in satisfaction of withholding tax	(4,966)	(1,194)
Repurchase of common stock	(5,118)	(1,510)
Preferred stock dividends	(2,431)	(2,440)
Net cash provided by financing activities	104,924	199,244

(Decrease) increase in cash, cash equivalents and restricted cash	(7,356)	94,190
Cash, cash equivalents and restricted cash at beginning of period	78,925	63,668
Cash, cash equivalents and restricted cash at end of period	$71,569	$157,858

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$38,307	$41,317
Income Taxes	$1,392	$374

Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$(2,089)	$(5,680)
Transfers from Equipment held for operating lease to Spare parts inventory	$1,065	$18,964
Transfers from Equipment held for operating lease to Equipment held for sale	$12,256	$2,793
Transfers from Spare parts inventory to Equipment held for operating lease	$1,555	$—
Accrued share repurchases	$20	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2021.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has continued to temporarily close its headquarters and other offices, require its employees and contractors to predominately work remotely, and implement travel restrictions, all of which represent a significant disruption in how the Company operates its business. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time. During the nine months ended September 30, 2021, the Company experienced declining average utilization and a corresponding decrease in revenue as compared to the prior year comparable period. Additionally, as of September 30, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.3 million during the three months ended September 30, 2021 and $0.5 million during the nine months ended September 30, 2021. Rent concessions for the three and nine months ended September 30, 2020 resulted in a total reduction of rent revenue of $2.1 million and $5.2 million, respectively. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

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

In July 2021, the FASB issued ASU 2021-05, “Lease (Topic 842): Lessors – Certain Leases with Variable Lease Payments” related to accounting for sales-type leases or direct financing leases with variable lease payments. This ASU is effective for interim and annual years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2022 and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Three months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$32,908	$—	$—	$32,908
Maintenance reserve revenue	23,659	—	—	23,659
Spare parts and equipment sales	85	4,980	26	5,091
Gain on sale of leased equipment	2,440	—	—	2,440
Managed services	2,814	—	—	2,814
Other revenue	3,607	319	(47)	3,879
Total revenue	$65,513	$5,299	$(21)	$70,791

Three Months Ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$30,025	$—	$—	$30,025
Maintenance reserve revenue	32,302	—	—	32,302
Spare parts and equipment sales	115	3,000	(227)	2,888
Managed services	2,382	—	—	2,382
Other revenue	3,015	35	(34)	3,016
Total revenue	$67,839	$3,035	$(261)	$70,613

Nine months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$96,859	$—	$—	$96,859
Maintenance reserve revenue	60,749	—	—	60,749
Spare parts and equipment sales	254	12,946	26	13,226
Gain on sale of leased equipment	2,440	—	—	2,440
Managed services	8,329	—	—	8,329
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	10,214	416	(101)	10,529
Total revenue	$185,101	$13,362	$(75)	$198,388

Nine months ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$114,874	$—	$—	$114,874
Maintenance reserve revenue	82,816	—	—	82,816
Spare parts and equipment sales	1,442	13,633	(227)	14,848
Gain on sale of leased equipment	1,367	—	—	1,367
Managed services	6,508	—	—	6,508
Other revenue	6,785	302	(295)	6,792
Total revenue	$213,792	$13,935	$(522)	$227,205
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.
3. Equipment Held for Operating Lease and Notes Receivable
As of September 30, 2021, the Company had $1,971.3 million equipment held for operating lease portfolio and $196.1 million notes receivable which represented 313 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, the Company had $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable which represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	September 30, 2021			December 31, 2020
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,381,719	$(497,146)	$1,884,573	$2,238,160	$(445,780)	$1,792,380
Aircraft and airframes	82,128	(6,903)	75,225	89,613	(7,312)	82,301
Marine vessel	13,010	(1,556)	11,454	12,963	(1,031)	11,932
	$2,476,857	$(505,605)	$1,971,252	$2,340,736	$(454,123)	$1,886,613
Notes Receivable
During the three months ended September 30, 2021 and 2020, the Company recorded interest income related to the notes receivable of $3.6 million and $3.1 million, respectively, and $10.1 million and $6.7 million during the nine months ended September 30, 2021 and 2020, respectively, and is presented within Other revenue. The effective interest rates on our notes receivable ranged from 6.3% to 12.2% as of September 30, 2021 and 6.3% to 16.6% as of September 30, 2020.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of September 30, 2021, WMES owned a lease portfolio, inclusive of a note receivable, of 37 engines and five aircraft with a net book value of $297.3 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2021, CASC Willis owned a lease portfolio of four engines with a net book value of $48.9 million.

As of September 30, 2021	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2020	$37,365	$15,910	$53,275
(Loss) earnings from joint ventures	(1,462)	279	(1,183)
Foreign currency translation adjustment	—	143	143
Other comprehensive gain from joint ventures	918	—	918
Investment in joint ventures as of September 30, 2021	$36,821	$16,332	$53,153

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.9 million and $0.4 million of management fees earned during the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2021, the Company sold two engines to WMES for $25.0 million. During the nine months ended September 30, 2020, the Company sold one note receivable to WMES for $8.4 million.

There were no aircraft or engine sales to CASC Willis during the nine months ended September 30, 2021 or 2020.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$7,269	$9,610	$16,915	$29,525
Expenses	7,217	7,539	19,992	25,718
WMES net income (loss)	$52	$2,071	$(3,077)	$3,807

	September 30, 2021	December 31, 2020
	(in thousands)
Total assets	$314,110	$303,886
Total liabilities	233,137	219,836
Total WMES net equity	$80,973	$84,050

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at September 30, 2021, secured by engines. The facility has a committed amount of $1.0 billion at September 30, 2021, which revolves until the maturity date of June 2024	$603,000	$777,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	275,848	—
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	38,318	—
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	18,779	—
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	276,861	286,863
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	38,468	39,855
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	17,441	19,043
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	265,287	277,481
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	39,640
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	223,815	227,138
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,481
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50%, repaid in May 2021, secured by engines	—	6,138
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	5,798	7,247
	1,834,695	1,712,886
Less: unamortized debt issuance costs	(20,487)	(19,133)
Total debt obligations	$1,814,208	$1,693,753

One-month LIBOR was 0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively.

Principal outstanding at September 30, 2021, is expected to be repayable as follows:

Year	(in thousands)
2021	$27,802
2022	63,041
2023	63,107
2024	665,273
2025	61,038
Thereafter	954,434
Total	$1,834,695

In May 2021, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (the “WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of 29 aircraft engines and one airframe.
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
In June 2021, WLFC entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of June 7, 2019, which updates the provisions relating to the future discontinuance of LIBOR and sets forth the mechanics for establishing the Secured Overnight Financing Rate (“SOFR”) as a benchmark replacement rate.
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually and the Company was in full compliance with all financial covenant requirements at September 30, 2021.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $603.0 million and $783.1 million of variable rate borrowings at September 30, 2021 and December 31, 2020, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of September 30, 2021, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four additional fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 28 months and two with remaining terms of 52 months as of September 30, 2021. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 33 months as of September 30, 2021. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended September 30, 2021.

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

The net fair value of the interest rate swaps as of September 30, 2021 was $2.4 million, representing an asset of $4.2 million and a liability of $1.8 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability. The Company recorded interest expense of $0.5 million and $0.7 million during the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest rate contracts	$653	$684	$6,380	$(3,088)
Total	$653	$684	$6,380	$(3,088)

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
7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2021 was $3.2 million and $0.9 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 52.8% and 37.0%, respectively. Income tax expense for the three and nine months ended September 30, 2020 was $3.1 million and $11.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 50.6% and 48.0%, respectively. The increase in the effective tax rate was predominantly due to executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. The Company qualified for the Employment Retention Credit (“ERC”) and recognized a credit of $0.8 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, as a reduction to payroll tax.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2021 and December 31, 2020 was estimated to have a fair value of approximately $198.5 million and $159.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2021 and December 31, 2020 was estimated to have a fair value of approximately $1,862.2 million and $1,691.0 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2021 and December 31, 2020, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of September 30, 2021 was $2.4 million, representing a net asset of $4.2 million and a net liability of $1.8 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a net liability. The Company recorded interest expense of $0.5 million and $0.7 million during the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively, from derivative instruments.

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

	Total Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Equipment held for lease	$—	$5,245	$4,113	$14,301
Equipment held for sale	—	—	—	70
Total	$—	$5,245	$4,113	$14,371

There were no write-downs for the three months ended September 30, 2021. Write-downs of equipment to their estimated fair values totaled $4.1 million for the nine months ended September 30, 2021, reflecting an adjustment of the carrying value of four impaired engines and one airframe. As of September 30, 2021, included within equipment held for lease and equipment held for sale was $30.7 million in remaining book values of 16 assets which were previously written down.

A write-down of $5.2 million was recorded during the three months ended September 30, 2020 due to a management decision to monetize six engines either by sale to a third party or for part-out. A write-down of $14.4 million was recorded during the nine months ended September 30, 2020 due to a management decision to monetize 10 engines either by sale to a third party or for part-out and two engines as a result of our impairment analysis.
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

There were no anti-dilutive shares for the three months ended September 30, 2021. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the nine months ended September 30, 2021. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the three months ended September 30, 2020. There were no anti-dilutive shares for the nine months ended September 30, 2020.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common shareholders	$2,044	$2,144	$(884)	$10,139

Basic weighted average common shares outstanding	6,189	5,985	6,135	5,954
Potentially dilutive common shares	174	99	—	150
Diluted weighted average common shares outstanding	6,363	6,084	6,135	6,104

Basic weighted average earnings (loss) per common share	$0.33	$0.36	$(0.14)	$1.70
Diluted weighted average earnings (loss) per common share	$0.32	$0.35	$(0.14)	$1.66
10. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During the nine months ended September 30, 2021, the Company repurchased a total of 135,118 shares of common stock for approximately $5.1 million at a weighted average price of $38.03 per share. During the nine months ended September 30, 2020, the Company repurchased a total of 55,426 shares of common stock for approximately $1.5 million at a weighted average price of $27.24 per share. At September 30, 2021, approximately $49.8 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2021 and 2020, the Company paid total dividends of $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.

11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$9	$707	$1,651	$2,435
2018 Stock Incentive Plan	4,517	2,329	10,023	5,626
Employee Stock Purchase Plan	51	77	201	184
Total Stock Compensation Expense	$4,577	$3,113	$11,875	$8,245

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of September 30, 2021, there were no stock options outstanding under the 2007 Plan.

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

As of September 30, 2021, the Company had granted 885,300 RSAs under the 2018 Plan and had 9,296 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2018 Plans during the nine months ended September 30, 2021:

Shares
Balance of unvested shares as of December 31, 2020	581,715
Shares granted	286,550
Shares forfeited	—
Shares vested	(339,657)
Balance of unvested shares as of September 30, 2021	528,608

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective April 1, 2018, 325,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase not more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the nine months ended September 30, 2021 and 2020, 18,211 and 11,418 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.

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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$32,908	$—	$—	$32,908
Maintenance reserve revenue	23,659	—	—	23,659
Spare parts and equipment sales	85	4,980	26	5,091
Gain on sale of leased equipment	2,440	—	—	2,440
Other revenue	6,421	319	(47)	6,693
Total revenue	65,513	5,299	(21)	70,791

Expenses:
Depreciation and amortization expense	21,246	28	—	21,274
Cost of spare parts and equipment sales	10	3,911	—	3,921
General and administrative	18,069	619	(26)	18,662
Technical expense	2,524	—	—	2,524
Net finance costs:
Interest expense	18,325	—	—	18,325
Total finance costs	18,325	—	—	18,325
Total expenses	60,174	4,558	(26)	64,706
Earnings from operations	$5,339	$741	$5	$6,085

Three Months Ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$30,025	$—	$—	$30,025
Maintenance reserve revenue	32,302	—	—	32,302
Spare parts and equipment sales	115	3,000	(227)	2,888
Other revenue	5,397	35	(34)	5,398
Total revenue	67,839	3,035	(261)	70,613

Expenses:
Depreciation and amortization expense	23,993	29	—	24,022
Cost of spare parts and equipment sales	2	4,123	—	4,125
Write-down of equipment	5,245	—	—	5,245
General and administrative	15,578	656	227	16,461
Technical expense	827	—	—	827
Net finance costs:
Interest expense	15,351	—	—	15,351
Total finance costs	15,351	—	—	15,351
Total expenses	60,996	4,808	227	66,031
Earnings (loss) from operations	$6,843	$(1,773)	$(488)	$4,582

Nine Months Ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$96,859	$—	$—	$96,859
Maintenance reserve revenue	60,749	—	—	60,749
Spare parts and equipment sales	254	12,946	26	13,226
Gain on sale of leased equipment	2,440	—	—	2,440
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	18,543	416	(101)	18,858
Total revenue	185,101	13,362	(75)	198,388

Expenses:
Depreciation and amortization expense	68,669	86	—	68,755
Cost of spare parts and equipment sales	18	11,004	(14)	11,008
Write-down of equipment	4,113	—	—	4,113
General and administrative	52,769	1,569	(26)	54,312
Technical expense	6,130	—	—	6,130
Net finance costs:
Interest expense	50,331	—	—	50,331
Total finance costs	50,331	—	—	50,331
Total expenses	182,030	12,659	(40)	194,649
Earnings (loss) from operations	$3,071	$703	$(35)	$3,739

Nine Months Ended September 30, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$114,874	$—	$—	$114,874
Maintenance reserve revenue	82,816	—	—	82,816
Spare parts and equipment sales	1,442	13,633	(227)	14,848
Gain on sale of leased equipment	1,367	—	—	1,367
Other revenue	13,293	302	(295)	13,300
Total revenue	213,792	13,935	(522)	227,205

Expenses:
Depreciation and amortization expense	71,107	69	—	71,176
Cost of spare parts and equipment sales	154	13,307	—	13,461
Write-down of equipment	14,371	—	—	14,371
General and administrative	48,928	2,101	227	51,256
Technical expense	3,422	—	—	3,422
Net finance costs:
Interest expense	47,136	—	—	47,136
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	51,824	—	—	51,824
Total expenses	189,806	15,477	227	205,510
Earnings (loss) from operations	$23,986	$(1,542)	$(749)	$21,695
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2021	$2,448,431	$52,457	$—	$2,500,888
Total assets as of December 31, 2020	$2,312,172	$52,776	$—	$2,364,948
13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.9 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

Other

During 2020, the Board’s Independent Directors approved the Company’s agreement to a lease with our Chief Executive Officer (“CEO”) in support of the Company’s marine vessel leasing business. That lease provides for a payment to our CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. The Company has paid a total of $18,750 and $41,250 during the three and nine months ended September 30, 2021, respectively, for usage of the tender.

During 2021, the Company paid approximately $27,000 of expenses to Mikchalk Lake, LLC, an entity in which our CEO retains an ownership interest. These expenses were for lodging and other business-related services. These transactions were approved by the Board’s Independent Directors.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2021, all of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842. As of September 30, 2021, we had 71 lessees in 40 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2021, $1,971.3 million of equipment held in our operating lease portfolio and $196.1 million of notes receivable represented 313 engines, eight aircraft, one marine vessel and other leased parts and equipment. As of September 30, 2021, we also managed 488 engines, aircraft and related equipment on behalf of other parties.

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

As previously disclosed, on March 16, 2021, we received a non-binding indication of interest (the “Indication of Interest”) to acquire all of the outstanding shares of the Company’s common stock not already owned by Charles F. Willis IV, the Company’s Chief Executive Officer and largest stockholder (individually and together with an entity controlled by him), and Austin C. Willis, the Company’s Senior Vice President, Corporate Development (together, the “Group”), in exchange for cash consideration of $42.00 per share. The Indication of Interest was filed as an exhibit to a Schedule 13D/A filed by the Group on March 17, 2021. The Indication of Interest did not provide details on how the Group proposed to finance its acquisition. On June 25, 2021, the Company’s Chief Executive Officer delivered a letter (the “Letter”) to the Special Committee of the Board of Directors reaffirming interest in acquiring all of the Company’s common stock not already owned by the Group in exchange for cash consideration of $42.00 per share (the “Offer Price”) and clarifying that he does not intend to increase the Offer Price.

On March 19, 2021, the Board of Directors of the Company formed a committee (the “Independent Committee”) comprised solely of independent directors to review, evaluate and negotiate any proposal from the Group. See “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and our other filings with the SEC.

On August 10, 2021, the Group delivered a notice of withdrawal to the Board of Directors of the Company, notifying the Company that it was withdrawing its proposal for the acquisition of all the outstanding shares of common stock of the Company not already owned by the Group and that it had mutually agreed with the Independent Committee to immediately terminate and abandon any further discussions regarding a potential acquisition.

COVID-19 Impact

Throughout the remainder of the year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have continued to temporarily close our headquarters and other offices, require our employees and contractors to predominately work remotely, and implement travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During

2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry that has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to our Company, resulting in impacts that have adversely affected our business, results of operations, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused our lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of our customers to go out of business, and limited the ability of our personnel to travel to customers and potential customers. During the nine months ended September 30, 2021, we experienced declining average utilization and a corresponding decrease in revenue as compared to the prior year comparable period. Additionally, as of September 30, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.3 million during the third quarter of 2021 and $0.5 million year-to-date. Rent concessions for the three and nine months ended September 30, 2020 resulted in a total reduction of rent revenue of $2.1 million and $5.2 million, respectively. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

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
Results of Operations
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Revenue is summarized as follows:

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$32,908	$30,025	9.6%
Maintenance reserve revenue	23,659	32,302	(26.8)%
Spare parts and equipment sales	5,091	2,888	76.3%
Gain on sale of leased equipment	2,440	—	100.0%
Other revenue	6,693	5,398	24.0%
Total revenue	$70,791	$70,613	0.3%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $2.9 million, or 9.6%, to $32.9 million in the three months ended September 30, 2021 from $30.0 million for the three months ended September 30, 2020. The increase is due to lower COVID-19 related rent concessions and an increase in the number of engines acquired and placed on lease. These increases were partially offset by a decline in portfolio utilization and a lower lease rent factor due to leases on newer technology engines which tend to have longer term leases and lower rent rates. During the three months ended September 30, 2021, we purchased equipment (including capitalized costs) totaling $106.5 million, which consisted of 25 engines and other parts and equipment purchased for our lease portfolio. During the three months ended September 30, 2020, we purchased equipment (including capitalized costs) totaling $5.0 million, which consisted of other parts and equipment purchased for our lease portfolio.

One customer accounted for more than 10% of total lease rent revenue during the three months ended September 30, 2021 and 2020, respectively.
The aggregate net book value of equipment held for lease at September 30, 2021 and 2020 consisted of $1,971.3 million and $196.1 million notes receivable and $1,616.5 million and $159.6 million notes receivable, respectively. Average utilization (based on net book value) was approximately 82% and 86% for the three months ended September 30, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $8.6 million, or 26.8%, to $23.7 million for the three months ended September 30, 2021 from $32.3 million for the three months ended September 30, 2020. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $18.6 million for the three months ended September 30, 2021 compared to $30.6 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $5.0 million of short-term maintenance revenues compared to $1.7 million in the comparable prior period.

Spare Parts and Equipment Sales.  Spare parts sales increased by $2.2 million, or 76.3%, to $5.1 million for the three months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020. The increase in spare parts sales for the third quarter of 2021 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. There were no equipment sales for the three months ended September 30, 2021 or 2020.
Gain on Sale of Leased Equipment. During the three months ended September 30, 2021, we sold six engines, one airframe and other parts and equipment from the lease portfolio for a net gain of $2.4 million. There was no gain on sale of leased equipment during the three months ended September 30, 2020.
Other Revenue.  Other revenue increased by $1.3 million, to $6.7 million in the three months ended September 30, 2021 from $5.4 million in the three months ended September 30, 2020. The increase primarily reflects increases of $0.4 million in service related fees and $0.5 million in interest income from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.7 million, or 11.4%, to $21.3 million for the three months ended September 30, 2021 compared to $24.0 million for the three months ended September 30, 2020. The decrease reflects certain assets reaching the end of their depreciable lives as compared to the prior year period.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts sales decreased by $0.2 million, or 4.9%, to $3.9 million for the three months ended September 30, 2021 compared to $4.1 million for the three months ended September 30, 2020. There was no equipment or cost of equipment sales for the three months ended September 30, 2021 and 2020.
Write-down of Equipment. There was no write-down of equipment for the three months ended September 30, 2021. Write-down of equipment was $5.2 million for the three months ended September 30, 2020, reflecting the write-down of six engines.
General and Administrative Expenses. General and administrative expenses increased by $2.2 million, or 13.4%, to $18.7 million for the three months ended September 30, 2021 compared to $16.5 million for the three months ended September 30, 2020. The increase primarily reflects increased stock-based compensation as compared to the prior year period which was driven by an increase in stock price.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $1.7 million to $2.5 million for the three months ended September 30, 2021 compared to $0.8 million for the three months ended September 30, 2020. The increase is primarily due to an increase in engine repairs as compared to the prior year period as well as the industry-wide increase in engine and aircraft utilization.
Net Finance Costs. Net finance costs increased $3.0 million, or 19.4%, to $18.3 million for the three months ended September 30, 2021 compared to $15.4 million for the three months ended September 30, 2020. The increase is due to higher leverage levels as compared to the prior year period. Net finance costs are also influenced by the execution of the WEST VI transaction, which temporarily increases total leverage and interest expense at the Company. Debt obligations outstanding, net of unamortized debt issuance costs, as of September 30, 2021 and 2020, were $1,814.2 million and $1,462.7 million, respectively. After adjustment for interest rate derivative instruments, $103.0 million and $318.0 million as of September 30, 2021 and 2020, respectively, were tied to one-month LIBOR. As of September 30, 2021 and 2020, we held $500 million and $200 million of interest rate derivative instruments on this debt and one-month LIBOR was 0.08% and 0.15% respectively.

Income Tax Expense.  Income tax expense was $3.2 million for the three months ended September 30, 2021 compared to $3.1 million for the three months ended September 30, 2020. The effective tax rate for the third quarter of 2021 was 52.8% compared to 50.6% in the prior year period. The increase in the effective tax rate was predominantly due to executive compensation exceeding $1.0 million as defined in IRS code Section 162(m).
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Revenue is summarized as follows:

	Nine Months Ended September 30,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$96,859	$114,874	(15.7)%
Maintenance reserve revenue	60,749	82,816	(26.6)%
Spare parts and equipment sales	13,226	14,848	(10.9)%
Gain on sale of leased equipment	2,440	1,367	78.5%
Asset transition fee	6,256	—	100.0%
Other revenue	18,858	13,300	41.8%
Total revenue	$198,388	$227,205	(12.7)%

Lease Rent Revenue. Lease rent revenue decreased by $18.0 million, or 15.7%, to $96.9 million for the nine months ended September 30, 2021, compared to $114.9 million for the nine months ended September 30, 2020. The decrease is primarily due to lower utilization when compared to the prior year period which includes operations prior to the COVID-19 pandemic. This decrease is partially offset by an increase in the number of engines acquired and placed on lease during 2021. During the nine months ended September 30, 2021, we purchased equipment (including capitalized costs) totaling $170.3 million, which primarily consisted of 32 engines, one aircraft and other parts and equipment purchased for our lease portfolio. During the nine months ended September 30, 2020, we purchased equipment (including capitalized costs) totaling $82.0 million, which primarily consisted of four engines and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2021 and 2020, respectively.

The aggregate net book value of equipment held for lease at September 30, 2021 and 2020, was $1,971.3 million and $196.1 million notes receivable and $1,616.5 million and $159.6 million notes receivable, respectively. Average utilization (based on net book value) was approximately 81% and 86% for the nine months ended September 30, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $22.1 million, or 26.6%, to $60.7 million for the nine months ended September 30, 2021 from $82.8 million for the nine months ended September 30, 2020. Long-term maintenance revenue was $50.6 million for the nine months ended September 30, 2021 compared to $66.4 million in the prior year period. Engines out on lease with “non-reimbursable” usage fees generated $10.2 million of short-term maintenance revenues compared to $16.5 million in the comparable prior period, resulting from the decline in global flight traffic related to the COVID-19 pandemic.

Spare Parts and Equipment Sales.  Spare parts and equipment sales decreased by $1.6 million, or 10.9%, to $13.2 million for the nine months ended September 30, 2021 compared to $14.8 million in the prior year period. Spare parts sales for the nine months ended September 30, 2021 were $13.2 million, compared to $14.0 million in the comparable period of 2020. There were no equipment sales during the nine months ended September 30, 2021, compared to $0.9 million for the sale of one engine in the comparable period of 2020.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2021, we sold six engines, one airframe and other parts and equipment from the lease portfolio for a net gain of $2.4 million. During the nine months ended September 30, 2020 we sold 10 engines and two airframes from the lease portfolio for a net gain of $1.4 million.
Asset Transition Fee. Asset transition fee was $6.3 million during the nine months ended September 30, 2021 reflecting the settlement received from the close out of an engine transition program. There was no asset transition fee during the nine months ended September 30, 2020.

Other Revenue.  Other revenue increased by $5.6 million, or 41.8%, to $18.9 million for the nine months ended September 30, 2021 from $13.3 million for the nine months ended September 30, 2020. The increase primarily reflects increases of $1.8 million in service related fees and $3.4 million in interest income from our notes receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.4 million, to $68.8 million for the nine months ended September 30, 2021 compared to $71.2 million for the nine months ended September 30, 2020. The decrease reflects certain assets reaching the end of their depreciable lives as compared to the prior year period.

Cost of Spare Parts and Equipment Sales.  Cost of spare parts and equipment sales decreased by $2.5 million, or 18.2%, to $11.0 million for the nine months ended September 30, 2021 compared to $13.5 million for the nine months ended September 30, 2020. Cost of spare parts for the nine months ended September 30, 2021 were $11.0 million compared to $13.3 million in the prior year period due to lower spare parts sales. There was no cost of equipment sales for the nine months ended September 30, 2021, compared to $0.1 million in the prior year period.

Write-down of Equipment. Write-down of equipment was $4.1 million for the nine months ended September 30, 2021, primarily reflecting the write-down of four engines and one airframe. Write-down of equipment was $14.4 million for the nine months ended September 30, 2020, primarily reflecting the write-down of twelve engines, two of which resulted from the Company’s interim impairment analysis, which indicated the carrying values of two engines were in excess of their respective fair value by $0.5 million.

General and Administrative Expenses. General and administrative expenses increased by $3.1 million, or 6.0%, to $54.3 million for the nine months ended September 30, 2021 compared to $51.3 million for the nine months ended September 30, 2020. The increase primarily reflects increased stock-based compensation as compared to the prior year period which was driven by an increase in stock price.

Technical Expense. Technical expense increased by $2.7 million, or 79.1%, to $6.1 million for the nine months ended September 30, 2021 compared to $3.4 million for the nine months ended September 30, 2020. The increase primarily reflects the increase in engine repairs.

Net Finance Costs. Net finance costs decreased by $1.5 million, or 2.9%, to $50.3 million for the nine months ended September 30, 2021 compared to $51.8 million for the nine months ended September 30, 2020. The decrease was primarily due to a loss on debt extinguishment of $4.7 million recognized in the prior year period partly offset by the increase in interest expense related to the WEST VI transaction as compared to the prior year period.

Income Tax Expense.  Income tax expense was $0.9 million for the nine months ended September 30, 2021 compared to $11.7 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 37.0% compared to 48.0% in the prior year period. The decrease in the effective tax rate was predominantly due to Section 162(m) limitation.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2021, the Company had $71.6 million of cash, cash equivalents and restricted cash, of which $15.1 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $477.7 million and $690.2 million for the nine months ended September 30, 2021 and 2020, respectively, was derived from our borrowing activities. In these same time periods, $355.9 million and $477.8 million, respectively, was used to pay down related debt.

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

Cash Flows Discussion
Cash flows provided by operating activities was $68.6 million and $83.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 79% and 78%, by book value, of our assets were on-lease as of September 30, 2021 and December 31, 2020, respectively. The average utilization rate (based on net book value) for the nine months ended September 30, 2021 and 2020 was approximately 81% and 86%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $180.9 million for the nine months ended September 30, 2021 and primarily reflected $44.4 million related to leases entered into during 2021 which were classified as notes receivable under ASC 842 and $170.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period). Cash flows used in investing activities was $188.5 million in the nine months ended September 30, 2020, and primarily reflected $136.0 million related to eight leases entered into during 2020 which were classified as notes receivable under ASC 842 and $82.0 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.7 million in proceeds from sales of equipment (net of selling expenses).
Cash flows provided by financing activities was $104.9 million for the nine months ended September 30, 2021 and primarily reflected $477.7 million in proceeds from debt obligations, partially offset by $355.9 million in principal payments and $5.1 million of share repurchases. Cash flows provided by financing activities was $199.2 million for the nine months ended September 30, 2020 and primarily reflected $690.2 million in proceeds from debt obligations, partially offset by $477.8 million in principal payments and $8.4 million in debt issuance and prepayment costs.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2021 and 2020, the Company paid total dividends of $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
In June 2021, WLFC entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of June 7, 2019, which updates the provisions relating to the future discontinuance of the London Interbank Offered Rate (“LIBOR”) and sets forth the mechanics for establishing the Secured Overnight Financing Rate as a benchmark replacement rate.
In May 2021, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (“WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of 29 aircraft engines and one airframe.
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

The Series A Notes have a fixed coupon of 3.228%, an expected maturity of approximately eight years and a final maturity date in March 2045, the Series B Notes have a fixed coupon of 4.212%, an expected maturity of approximately eight years and a final maturity date in March 2045 and the Series C Notes have a fixed coupon of 6.657%, an expected maturity of approximately eight years and a final maturity date in March 2045. The Series A Notes were issued at a price of 99.99859% of par, the Series B Notes were issued at a price of 99.99493% of par and the Series C Notes were issued at a price of 99.99918% of par. Principal on the WEST V Notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture for the WEST V Notes.

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
At September 30, 2021, debt obligations consisted of loans totaling $1,814.2 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.8% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At September 30, 2021, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2021, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2021:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,834,695	$75,077	$728,887	$122,076	$908,655
Interest payments under debt obligations	295,012	60,899	110,551	80,053	43,509
Operating lease obligations	2,956	864	1,065	747	280
Purchase obligations	447,917	22,174	425,743	—	—
Total	$2,580,580	$159,014	$1,266,246	$202,876	$952,444

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 12 additional new LEAP-1B engines. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max is re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2021 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2021, $603.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $1.0 million.
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

We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2021 and 2020, 54% and 78%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Common stock repurchases, under our authorized plan, in the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
July 2021	—	$—	—	$54,925
August 2021	—	$—	—	$54,925
September 2021	135,118	$38.03	135,118	$49,787
Total	135,118	$38.03	135,118	$49,787
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 3, 2021

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)