Form 10-K
period 2021-12-31
WILLIS LEASE FINANCE CORP
filed 2022-03-14
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $140.6 million (based on a closing sale price of $42.86 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 11, 2022 was 5,937,338.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2021 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2021, our $1,991.4 million equipment held for operating lease portfolio and $115.5 million notes receivable represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment with 76 lessees in 40 countries. In addition to our owned portfolio, as of December 31, 2021, we managed a total lease portfolio of 475 engines, aircraft and related equipment for other parties.
Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
Willis Asset Management Limited (“Willis Asset Management”) is a wholly owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 434 engines, excluding WLFC engines, under management as of December 31, 2021.
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
Leasing and Related Operations

Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. Spare engines are required to support fleet operation during the highly regulated maintenance cycle of aircraft engines. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines. Based on industry data, we estimate that the total number of spare engines needed is around 12% of the total number of installed engines, including both owned and leased spare engines.
Our engine portfolio primarily consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier and Embraer aircraft.
We acquire engines for our leasing portfolio in a number of ways. We enter into sale and lease back transactions with operators of aircraft, original equipment manufacturers of engines and providers of engine maintenance cost per hour services. We also purchase both new and used engines that are subject to a lease when purchased and on a speculative basis (i.e. without a lease attached from manufacturers or other parties which own such engines).
Total revenues from our Leasing and Related Operations reportable segment was 93.6% and 94.1% of the respective total consolidated revenue for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, approximately 74% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars, which is customary in the industry. Future leases may provide for payments to be made in euros or other foreign currencies. In 2021, we leased our equipment to lessees domiciled in seven geographic regions.

Spare Parts Sales
Our wholly owned subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or from the leasing portfolio. This business segment enables us to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

COVID-19 Impact

As a result of the COVID-19 pandemic, we have continued to temporarily close our headquarters and other offices, require our employees and contractors to predominately work remotely, and implement travel restrictions, all of which represent a significant disruption in how we operate our business. We have also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of our partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity, and more specifically within the aviation industry. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to our Company, resulting in impacts which have adversely affected our business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections and accounts receivable, caused our lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of our customers to go out of business, and limited the ability of our personnel to travel to customers and potential customers. We are not able to evaluate or foresee the full extent of these impacts at the current time. During the year ended December 31, 2021, we continued to experience a reduction in lease rent and maintenance reserve revenues as compared to the pre-COVID-19 environment, as well as a decline in spare parts and equipment sales. Additionally, we have, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.5 million during 2021. Rent concessions during 2020 resulted in a total reduction of rent revenue of $6.5 million. The COVID-19 pandemic has materially affected our business and financial results for the year ended December 31, 2021, and may continue to do so indefinitely thereafter.

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
While COVID-19 has significantly impacted engine leasing, we still believe leasing will increase over the long term but more slowly as we emerge from the pandemic.
Increased number of aircraft, and therefore engines, in the market
We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.1% annual growth in the global commercial jet fleet, increasing the current fleet to over 49,405 aircraft by 2040. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets. While we believe these predictions are accurate over the long term, COVID-19 has materially disrupted the airline industry and significantly slowed down passenger growth globally, including in the U.S., and we believe such growth and demand may be negatively impacted over the short to medium term. See “Risk Factors” below.
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
ENGINE LEASING
As of December 31, 2021, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases where the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short- and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.
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
We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue at that time. Maintenance reserves are often used for payment of maintenance overhauls in advance of asset returns. The cash settlement may, in some instances, be taken from maintenance reserves paid throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominately monthly in advance for rent and in arrears for usage. As of December 31, 2021 and 2020, 31% and 28%, respectively, of the Company’s leases by net book value were short-term leases.

We try to mitigate risk where possible. For example, we analyze the credit risk associated with a lessee before entering into any significant lease transaction. We manage our interest rate risk through maintaining a balance of fixed and floating rate debt which allows us to limit our exposure to interest rate movements while also allowing us to benefit from low short term interest rates. The company utilizes our credit facility as a warehouse facility to aggregate purchased assets. Generally, when the Company aggregates a critical mass of assets through revolver financing, we refinance the assets through the issuance long term fixed rate debt through the Asset Backed Security ("ABS") market. The maturity profile of the ABS term financings tend to better match the long life characteristics of our long life asset base. Furthermore, the Company also manages interest rate exposure through the purchasing of interest rate swaps which immunizes us from short term rate movements that would influence the cost of our credit facility borrowings. At December 31, 2021 the Company had $1.2 billion of fixed rate financing. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See “Risk Factors” below.
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
As of December 31, 2021, our $1,991.4 million equipment held for operating lease portfolio and $115.5 million notes receivable represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, our $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment.

As of December 31, 2021 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2022	$111,643
2023	46,447
2024	22,412
2025	9,306
2026	6,177
Thereafter	27,179
$223,164
As of December 31, 2021, we had 76 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 40 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from the loss of a particular customer. As a result, we do not believe we are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on our revenues. We provide other engine leasing related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company — Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio, inclusive of a note receivable, of 37 engines and five aircraft with a net book value of $292.5 million as of December 31, 2021. Our investment in the joint venture was $39.1 million as of December 31, 2021.
In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $49.0 million as of December 31, 2021. Our investment in the joint venture was $16.9 million as of December 31, 2021.
AIRCRAFT LEASING
As of December 31, 2021, our operating lease portfolio and notes receivable included five A319-111 aircraft, four ATR 72-500 aircraft, one A320-233 aircraft, one A321-200 aircraft and one Boeing 737 with an aggregate net book value of $126.6 million.
Our aircraft leases are “triple-net” leases and the lessee is responsible for making the full lease payment and paying any other expenses associated with the use of the aircraft, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. In addition, the lessee is responsible for normal maintenance and repairs, engine and airframe overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. Maintenance reserves are designed to cover the expected maintenance costs. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We provide other aircraft leasing related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.
SPARE PARTS SALES
The sale of spare parts is managed by the Company’s wholly owned subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2021, spare parts inventory had a carrying value of $51.0 million.

ASSET MANAGEMENT
Willis Asset Management is a wholly owned subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 434 engines, excluding WLFC engines, under management as of December 31, 2021.
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

As of December 31, 2021, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.
We believe that the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight will continue to originate from the quality assurance departments of airline operators. We have been able to meet all such requirements to date, and are well positioned to meet any additional requirements that may be imposed. We cannot give assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on us.
FINANCING/SOURCE OF FUNDS
We, directly or through our Willis Engine Structured Trust III, IV, V and VI (“WEST III”, “WEST IV”, “WEST V” and “WEST VI”) asset-backed securitizations (“ABS”), typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, each engine is generally owned through a statutory or common law trust that is wholly owned by us or our subsidiaries. We usually borrow up to 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arrangements from time to time.
EMPLOYEES
As of December 31, 2021, we had 243 total employees, of which 229 are full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.
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
RISKS RELATING TO OUR BUSINESS
Risks Related to Our Operations

Our business has been and will continue to be negatively impacted by the COVID-19 pandemic, and COVID-19 related impacts have had a material adverse effect on the Company’s business, operating results and financial condition.

The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity, particularly in the airline industry, and its impacts are expected to continue to persist and result in reduced demand for air travel for the foreseeable future. We have experienced, and expect to continue to experience, diminished demand for leases of our engines and aircraft as a result of the COVID-19 pandemic. These COVID-19 pandemic-related impacts have, in the aggregate, had a material adverse impact on our business, results of operations and financial condition. For example, for the year ended December 31, 2021, our lease rent revenue decreased by 5.6% and our spare parts and equipment sales declined by 6.5% when compared to 2020, a year in which we experienced sharp declines in revenues due to the COVID-19 pandemic. We also agreed to rent concessions, which resulted in a total reduction of rent revenues of $0.5 million for the year ended December 31, 2021 as a result of impacts from COVID-19. We are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the incidence and extent of outbreaks associated with new variants of the virus, the availability and effectiveness of treatments for COVID-19, such as vaccines, and the timing and extent that passenger airline travel will increase and recover to levels before the pandemic. Challenges for our Company include possible declines in the values of aircraft, engines and related aircraft equipment in our portfolio, lower market rents for engines and aircraft offered for lease by us, and continued and further reductions in demand by potential and existing customers for additional or replacement engines offered by us. In addition, the significant cash flow issues faced by airlines, including some of our customers, may cause some of our customers to be unable to timely meet their lease obligations to us or go out of business. Any nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on our ability to fund our ongoing operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to a lingering economic recession or otherwise. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and may adversely affect our ability to access capital markets.
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
•geopolitical and other events, including those arising from war, such as the escalating conflict between Russia and Ukraine, concerns about security, terrorism, war, pandemics and similar public health concerns and political instability;
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

Our business has been adversely impacted by the effects of the COVID-19 pandemic, which has significantly impacted the airline industry. A number of countries have imposed travel restrictions and mandatory quarantine periods causing significant economic disruption, a reduction in commercial airline traffic and flight cancellations. The continuing spread of the virus to other countries and regions may result in the imposition of additional restrictions, increased flight cancellations and greater reluctance to travel, all of which may lead to greater economic disruption and a broader adverse impact on air travel and the aviation industry, resulting in lower demand for leases of our aircraft and engines and possibly impacting the ability of our lessees to satisfy their payment obligations to us. The International Air Transport Association recently estimated that the airline industry has lost over $47.7 billion in sales due to reductions in air travel and flight cancellations as a result of the coronavirus.
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
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable aircraft and engines. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our engines. Leases with terms of 12 months or less, including assets off-lease, which as of December 31, 2021 constituted approximately 68% of our assets, may frequently need to be remarketed. We face the risk that we may not be able to keep our assets on lease consistently.
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
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST IV, WEST V and WEST VI engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2021, 99 of our leases comprising approximately 31% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2021, we had an aggregate of approximately $6.8 million in lease rent and $4.1 million in maintenance reserve payments more than 30 days past due as compared to $4.6 million in lease rent and $1.9 million in maintenance reserve payments more than 30 days past due as of December 31, 2020. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
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
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2022 with an aggregate value of up to $127.7 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:

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
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST IV, WEST V and WEST VI, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained such waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.
We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.
We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month London Interbank Offered Rate (“LIBOR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. As reported by Intercontinental Exchange, the one-month LIBOR was approximately 0.10% and 0.14% on December 31, 2021 and 2020, respectively.
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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020 through December 31, 2022. The Company adopted this guidance effective January 1, 2020. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.
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
The WEST III structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to August 2019 and 20% thereafter, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.
The WEST IV structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to August 2020 and 20% thereafter, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.

The WEST V structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to March 2022 and a 20% limitation on sales prior to March 2024, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.
The WEST VI structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 15% limitation on sales prior to May 2023 and a 20% limitation on sales prior to May 2025, and also, in certain situations, with respect to a 10% limit on assets sold below a specific dollar threshold per calendar year.
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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor and other costs as well as by reducing demand for air travel. In addition, inflation is often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor and other costs of providing service. Continued inflationary pressures could impact our profitability.
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
For the year ended December 31, 2021, 54% of our lease revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. None of our leased engines have been expropriated; however, we can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.
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
We believe that our customers’ growth and financial condition are driven by economic growth in their service areas. The largest portion of our foreign lease revenues comes from Europe. European airline operations are among the most heavily regulated in the world. At the same time, low-cost carriers have exerted substantial competitive and financial pressure on major European airlines. Low-cost carriers are having similar effects in North America and elsewhere.
Our operations may also be affected by political or economic instability, such as those arising from the escalating conflict between Russia and Ukraine; in the areas, countries or regions where we have customers, particularly Europe.
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
On June 23, 2016, the UK voted in favor of a referendum to leave the European Union, commonly referred to as “Brexit” and the UK ceased to be a member of the European Union on January 31, 2020. A transition period through December 31, 2020 was established to allow the UK and the European Union to negotiate the terms of the UK’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the UK and European, including any trade agreements between them, which could adversely affect European and worldwide economic and market conditions, and contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Laws to replace or replicate. The ultimate effects of Brexit will depend on the specific terms of any agreement the UK and the European Union reach to provide access to each other’s respective markets.
We have a presence in the UK and certain European Union countries, including Ireland, and France. During 2021, we derived approximately 54% of our core leasing revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.
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
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our residual interests in WEST III, WEST IV, WEST V and WEST VI. Due to WEST III’s, WEST IV’s, WEST V’s and WEST VI’s bankruptcy remote structure, that interest is subject to the prior payments of WEST III’s, WEST IV’s, WEST V’s and WEST VI’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST III, WEST IV, WEST V and WEST VI upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST III’s, WEST IV’s, WEST V’s and WEST VI’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
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

As of December 31, 2021, Mr. Willis beneficially owned or had the ability to direct the voting of 2,977,244 shares of our common stock, representing approximately 46% of the issued shares of our common stock. As a result, Mr. Willis effectively controls us and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by Mr. Willis of substantial amounts of our common stock, or the potential for such sales, could adversely affect the prevailing market price of our common stock.
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
We are the servicer and administrative agent for the WEST III, WEST IV, WEST V and WEST VI facilities and our cash flows would be materially and adversely affected if we were removed from these positions.
We are the servicer and administrative agent with respect to engines in the WEST III, WEST IV, WEST V and WEST VI facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in each case) and 2.0% as administrative agent of the aggregate net rents actually received by WEST III, WEST IV, WEST V and WEST VI on their engines. We may be removed as servicer and or administrative agent of our WEST III, WEST IV, WEST V and WEST VI facilities by an affirmative vote of a requisite number of the WEST III, WEST IV, WEST V and WEST VI note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST III, WEST IV, WEST V and WEST VI servicing and administrative agency agreements.
As of December 31, 2021, we were in compliance with the financial covenants set forth in the WEST III, WEST IV, WEST V and WEST VI servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer or administrative agent for the WEST III, WEST IV, WEST V and WEST VI facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST IV, WEST V and WEST VI, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal offices are located in Coconut Creek, Florida where we own 56,000 square feet of office and warehouse space. We also own 30,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease 60,000 square feet of hangar and office space in Darlington, UK. We sub-lease 1,615 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland. We also lease facilities for sales and operations in Larkspur, CA; Shanghai, China; Singapore; and Blagnac, France.
The Company’s Leasing and Related Operations segment conducts business in all of the properties above. The Spare Parts segment primarily conducts business in the Coconut Creek, Florida facility.

ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Our Common Stock is listed on the Nasdaq Global Market under the symbol WLFC. As of March 11, 2022, there were approximately 2,043 shareholders of record of our Common Stock.
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
The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	133,327
2007 Stock Incentive Plan	—	n/a	—
2021 Stock Incentive Plan	—	n/a	968,296
Total	—	n/a	1,101,623
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of December 31, 2021, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. In November 2021, the 2018 Plan was amended and restated as the 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares reserved for issuance under the 2021 Plan by 1,000,000 shares. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.
As of December 31, 2021, the Company had granted 926,300 RSAs under the 2021 Plan and has 968,296 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the

Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During 2021, the Company repurchased 268,408 shares of common stock for approximately $10.1 million at a weighted average price of $38.44. At December 31, 2021, approximately $44.8 million was available to purchase shares under the plan. As of December 31, 2021, the total number of common shares issued was approximately 6.5 million.
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
General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2021, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842. As of December 31, 2021, we had 76 lessees in 40 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2021, our $1,991.4 million equipment held for operating lease portfolio and $115.5 million notes receivable represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, we also managed 475 engines, aircraft and related equipment on behalf of other parties.
    Our wholly owned subsidiary Willis Asset Management Limited (“Willis Asset Management”) is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly owned subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.
In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owns a lease portfolio, inclusive of a note receivable, of 37 engines and five aircraft with a net book value of $292.5 million at December 31, 2021. Our investment in the joint venture was $39.1 million as of December 31, 2021.
In 2014 we entered into an agreement with CASC to participate in CASC Willis, a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. The company acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $49.0 million as of December 31, 2021. Our investment in the joint venture was $16.9 million as of December 31, 2021.
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

COVID-19 Impact. Throughout the next year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. We have continued to temporarily close our headquarters and other offices, require our employees and contractors to predominately work remotely, and implement travel restrictions, all of which represent a significant disruption in how we operate our business. We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees have been either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of the Company’s partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time. During the year ended December 31, 2021, the Company experienced a decrease in lease rent revenue and maintenance reserve revenue as compared to the prior year. Additionally, as of December 31, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.5 million for the year ended December 31, 2021. Rent concessions for the year ended December 31, 2020 resulted in a total reduction of rent revenue of $6.5 million. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework. Due to the impact of recent events, including challenges from declines in market conditions, the Company performed quarterly interim impairment analyses. The COVID-19 pandemic has materially affected our business and financial results for the year ended December 31, 2021 and may continue to do so indefinitely thereafter.

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
We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2021, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842. Under an operating lease, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2021, 40 engines having a net book value of $37.0 million were depreciated under this policy with estimated useful lives ranging from 1 to 113 months.
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
If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future we may incur impairment charges. Write-downs of equipment to their estimated fair values totaled $7.7 million for the year ended December 31, 2021 which included write-downs of $3.9 million due to a management decision to monetize three engines and one airframe either by sale to a third party or for part-out and $3.8 million for the adjustment of the carrying value of seven impaired engines. As of December 31, 2021, included within equipment held for lease and equipment held for sale was $36.0 million in remaining book value of 22 assets which were previously written down.
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
RESULTS OF OPERATIONS
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenue is summarized as follows:

	Years Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Lease rent revenue	$134,831	$142,895	(5.6)%
Maintenance reserve revenue	73,961	105,365	(29.8)%
Spare parts and equipment sales	17,417	18,625	(6.5)%
Gain on sale of leased equipment	5,975	3,391	76.2%
Gain on sale of financial assets	10,874	—	100.0%
Asset transition fee	6,256	—	100.0%
Other revenue	24,888	18,416	35.1%
Total revenue	$274,202	$288,692	(5.0)%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $8.1 million, or 5.6%, to $134.8 million for the year ended December 31, 2021 from $142.9 million for the year ended December 31, 2020. The decrease is primarily due to lower average utilization when compared to the prior year which includes operations prior to the COVID-19 pandemic. During the year ended December 31, 2021, we purchased equipment (including capitalized costs) totaling $205.8 million, which primarily consisted of 34 engines, four airframes, one aircraft and other parts and equipment purchased for our lease portfolio. During the year ended December 31, 2020, we purchased equipment (including capitalized costs) totaling $409.3 million, which primarily consisted of 38 engines and other parts and equipment purchased for our lease portfolio.

One customer accounted for more than 10% of total lease rent revenue during the year ended December 31, 2021 and 2020, respectively.

The aggregate net book value of equipment held for lease at December 31, 2021 and 2020 was $1,991.4 million and $115.5 million notes receivable and $1,886.6 million and $158.7 million notes receivable, respectively. Average utilization (based on net book value) was approximately 81% and 84% for the year ended December 31, 2021 and 2020, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2021 decreased $31.4 million, or 29.8%, to $74.0 million from $105.4 million for the year ended December 31, 2020. Long-term maintenance revenue was $56.3 million for the year ended December 31, 2021 compared to $87.7 million for the year ended December 31, 2020. Engines out on lease with “non-reimbursable” usage fees generated $17.7 million of short-term maintenance revenues for the years ended December 31, 2021 and 2020.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2021 decreased by $1.2 million, or 6.5%, to $17.4 million compared to $18.6 million for the year ended December 31, 2020. Spare parts sales for the year ended December 31, 2021 were $17.4 million compared to $17.7 million in 2020. There were no equipment sales for the year ended December 31, 2021 compared to $0.9 million for the sale of one engine for the year ended December 31, 2020.
Gain on Sale of Leased Equipment. During the year ended December 31, 2021, we sold 12 engines and one airframe from the lease portfolio for a net gain of $6.0 million. During the year ended December 31, 2020, we sold 11 engines and two airframes from the lease portfolio for a net gain of $3.4 million.
Gain on Sale of Financial Assets. During the year ended December 31, 2021, we sold two notes receivable for a net gain of $10.9 million. There were no gain on sale of financial assets during the year ended December 31, 2020.
Asset Transition Fee. Asset transition fee was $6.3 million during the year ended December 31, 2021 reflecting the settlement received from the close out of an engine transition program. There was no asset transition fee during the year ended December 31, 2020.

Other Revenue. Other revenue increased by $6.5 million, to $24.9 million for the year ended December 31, 2021 from $18.4 million in 2020. The increase primarily reflects increases of $2.7 million in service related fees and $3.4 million in interest income from our notes receivable.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.0 million, or 4.3%, to $90.5 million for the year ended December 31, 2021 compared to $94.5 million for the year ended December 31, 2020. The decrease reflects certain assets reaching the end of their depreciable lives as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $1.8 million, or 10.9%, to $14.9 million for the year ended December 31, 2021 compared to $16.8 million in the prior year period due to lower spare parts sales. There were no cost of equipment sales for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020.

Write-down of Equipment. Write-downs of equipment to their estimated fair values totaled $7.7 million for the year ended December 31, 2021 which included write-downs of $3.9 million due to a management decision to monetize three engines and one airframe either by sale to a third party or for part-out and $3.8 million for the adjustment of the carrying value of seven impaired engines. Write-down of equipment was $20.5 million for the year ended December 31, 2020 reflecting the write-down of 10 engines and two airframes due to a management decision to monetize the assets either by sale to a third-party or for part-out and an adjustment of the carrying value of seven impaired engines.
General and Administrative Expenses. General and administrative expenses increased 11.0% to $75.4 million for the year ended December 31, 2021 compared to $67.9 million in 2020. The increase primarily reflects increased stock-based compensation as compared to the prior year period which was driven by an increased stock price at time of grant.
Technical Expense. Technical expenses consist of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 43.6% to $9.4 million for the year ended December 31, 2021, compared to $6.5 million in 2020. The increase primarily reflects the increase in engine repairs.

Net Finance Costs.  Net finance costs increased to $68.0 million in the year ended December 31, 2021, from $67.7 million for the year ended December 31, 2020. The slight increase was primarily due to the increase in interest expense related to the WEST VI transaction partly offset by a loss on debt extinguishment of $4.7 million recognized in the prior year period.
Income Taxes. Income tax expense for the year ended December 31, 2021 decreased to $5.8 million from $7.6 million for the comparable period in 2020. The effective tax rate for the years ended December 31, 2021 and December 31, 2020 was 63.3% and 43.8%, respectively. The increase in the effective tax rate was predominantly due to change in tax laws in the United Kingdom.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2021, the Company had $95.6 million of cash, cash equivalents and restricted cash. At December 31, 2021, $13.1 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. We do not intend to repatriate the funds held in foreign subsidiaries to the United States. In the event that we decide to repatriate these funds to the United States, we would be required to accrue and pay taxes upon the repatriation.

We generate significant cash flow from our core business as evidenced by our net cash provided by operating activities which was $90.7 million in 2021. The Company’s largest recurring expense is its non-cash depreciation. Beyond cash provided through operations, we generally fund the growth of our business through a combination of equity and corporate borrowings. Our credit facility is our primary source of capital to grow our business. We also access the Asset Backed Security (“ABS”) market to establish term fixed rate debt financing to better match our long-lived assets. The Company’s credit facility matures in 2024 and we have historically rolled that facility prior to its expiration. The ABS market continues to be open and active for issuers like the Company. Refer to Note 6 of the consolidated financial statements for a detailed discussion of the Company's debt obligations.

We finance our growth through borrowings secured by our equipment lease portfolio. The Company’s largest recurring expense is its non-cash depreciation. Beyond cash provided through operations, we generally fund the growth of our business through borrowings provided by our credit facility as well the issuance of ABS debt securities which allow us to establish term fixed rate debt against our long-lived assets. The Company’s credit facility matures in 2024 and has historically rolled that facility prior to its expiration. The ABS market continues to be open and active for issuers like the Company. Cash of approximately $513.7 million and $973.2 million in the years ended December 31, 2021 and 2020, respectively, was derived from this borrowing activity. In these same time periods $417.0 million and $530.8 million, respectively, was used to pay down related debt.

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
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2021 and 2020, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
Cash Flows Discussion
Cash flows provided by operating activities were $90.7 million and $93.4 million in the years ended December 31, 2021 and 2020, respectively.
Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82% and 78%, by book value, of our assets were on-lease as of December 31, 2021 and 2020, respectively. The average utilization rate for the year ended December 31, 2021 and 2020 was approximately 81% and 84%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.
There were no distributions received from our investment in WMES in the year ended December 31, 2021. Distributions received from WMES were $7.2 million in the year ended December 31, 2020.
Cash flows used in investing activities were $148.0 million for the year ended December 31, 2021 and primarily reflected $44.4 million related to leases entered into during 2021 which were classified as notes receivable under ASC 842 and $205.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), partly offset by $37.6 million in proceeds from sales of equipment (net of selling expenses) and $58.4 million in proceeds from the sale of notes receivable (net of selling expenses). Cash flows used in investing activities were $506.7 million for the year ended December 31, 2020 and primarily reflected $136.6 million related to leases entered into during 2020 which were classified as notes receivable under ASC 842 and $409.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), partly offset by $26.1 million in proceeds from sales of equipment (net of selling expenses) and $8.4 million in proceeds from the sale of a note receivable (net of selling expense).
Cash flows provided by financing activities for the year ended December 31, 2021 were $74.1 million and primarily reflected $513.7 million in proceeds from the issuance of debt obligations, partly offset by $417.0 million in principal payments, $4.6 million in debt issuance costs and $10.1 million in share repurchases. Cash flows provided by financing activities for the year ended December 31, 2020 were $428.5 million and primarily reflected $973.2 million in proceeds from the issuance of debt obligations, partly offset by $530.8 million in principal payments, $6.1 million in debt issuance costs, $2.4 million in debt prepayment costs and $1.5 million in share repurchases.

Debt Obligations and Covenant Compliance
At December 31, 2021, debt obligations consists of loans totaling $1,790.3 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.8% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 6 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In June 2021, WLFC entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of June 7, 2019, which updates the provisions relating to the future discontinuance of the London Interbank Offered Rate (“LIBOR”) and sets forth the mechanics for establishing the Secured Overnight Financing Rate as a benchmark replacement rate.

In May 2021, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (“WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of aircraft engines and an airframe.

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

In March 2020, WLFC and its direct, wholly-owned subsidiary Willis Engine Structured Trust V (“WEST V”) (formerly known as Willis Engine Securitization Trust II (“WEST II”)), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “WEST V Notes”). The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The WEST V Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes.

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
At December 31, 2021, we were in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense.  The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2021, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures, servicing and other debt related agreements.
Contractual Obligation and Commitments
Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2021:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,809,620	$79,726	$715,305	$341,030	$673,559
Interest payments under debt obligations	279,018	60,050	106,143	75,882	36,943
Operating lease obligations	5,932	1,071	1,716	1,583	1,562
Purchase obligations	439,917	127,697	241,220	71,000	—
Total	$2,534,487	$268,544	$1,064,384	$489,495	$712,064

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 12 additional new LEAP-1B engines for $170.6 million and 19 additional new LEAP-1A engines for $269.3 million by 2025. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In May 2021, we entered into a commitment for future maintenance services which are anticipated to cost $24.0 million by 2024.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $73.8 million and $112.0 million by 2030.
$27.3 million of interest payments due under debt obligations, scheduled above, are estimated based upon by applying the interest rates applicable at December 31, 2021 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month LIBOR.
We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2022. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.
MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2021, $590.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk and not to speculate or trade in these derivative products. As of December 31, 2021, we have five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 25 months and two with remaining terms of 49 months as of December 31, 2021. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 30 months as of December 31, 2021. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The net fair value of the swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all our derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The hedge accounting for these derivative instrument arrangements increased interest expense by $2.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. This incremental adjustment for the swaps effective for hedge accounting was included in interest expense for the respective periods.
For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.
RELATED PARTY TRANSACTIONS
Joint Ventures
“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.1 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.
During 2021, the Company sold two engines to WMES for $25.0 million. During 2020, the Company sold one note receivable to WMES for $8.4 million.
There were no engine or aircraft sales to CASC Willis during 2021 or 2020.
Other

On December 2, 2021, in a transaction approved by an independent committee, as well as the Audit Committee, of the Board of Directors, the Company purchased 60,000 shares of its common stock directly from the Company’s Chief Executive Officer (“CEO”), Charles F. Willis. The agreed and paid price per share was $35.43, the discounted volume weighted average price on December 2, 2021.

On October 1, 2021, the Board’s Independent Directors approved the payment of $0.2 million to the Company’s CEO, Charles F. Willis, for reimbursement of a club membership fee, as well as future payments of reasonable annual club dues.
During 2021, the Company paid approximately $27,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our CEO retains an ownership interest. These expenses were for lodging and other business related services.  These transactions were approved by the Board’s Independent Directors.
During 2020, the Board’s Independent Directors approved the Company’s agreement to a lease with our CEO in support of the Company’s marine vessel leasing business. That lease provides for a payment to our CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. In addition, the Company purchased a hull insurance policy, for our CEO’s tender, at a rate of $6,800 per annum, plus a one-time subscriber fee of $695 to insure his tender while in the service of the Company’s vessel leasing business. The Company has paid a total of $41,250 and $9,750 during the years ended December 31, 2021 and 2020, respectively, for usage of the tender. On November 11, 2021, in a transaction approved by the Independent Compensation Committee, the Company purchased the tender for $0.5 million. Additionally, during 2020, our CEO was charged $4,000 for personal expenses while onboard the Company’s marine vessel.
During 2020, the Company’s CEO was charged $9,100 for the purchase of artwork from the Company.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2021, $590.0 million of our outstanding debt is variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $0.9 million compared to $5.8 million in 2020.
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
We are also exposed to currency devaluation risk. During the years ended December 31, 2021 and 2020, respectively, 54% and 77% of our total lease rent revenues came from non-United States domiciled lessees. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2021, our internal control over financial reporting is effective under those criteria.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s 2021 consolidated financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. Grant Thornton’s audit report appears on page 41.
(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is available on our website at www.willislease.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the code to our Chief Executive Officer, President and Chief Financial Officer, we will disclose the nature of the amendment or waiver on our investor relations page under the heading “Corporate Governance” on our website at www.willislease.com or in a report on Form 8-K.
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

10.54*
Used Engines Sales Agreement dated December 3, 2020 between Pratt & Whitney Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.54 to our report on Form 10-K filed March 15, 2021).

10.55*	Used Engine Sales Agreement dated December 3, 2020 between [*] Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.55 to our report on Form 10-K filed March 15, 2021).
10.56*
[*] Fixed Price Repair Agreement by and between the Registrant and Raytheon Technologies Corporation dated December 3, 2020 (incorporated by reference to Exhibit 10.56 to our report on Form 10-K filed March 15, 2021).

10.57*
[*] Fixed Price Repair Agreement by and between the Registrant and International Aero Engines, LLC dated December 3, 2020 (incorporated by reference to Exhibit 10.57 to our report on Form 10-K filed March 15, 2021).

10.58#
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June 23, 2021, among the Registrant, MUFG Union Bank, Ltd., as administrative agent, MUFG Union Bank, Inc., as security agent, and certain other lenders and financial institutions named therein (incorporated by reference to Exhibit 10.58 to our report on Form 10-Q filed August 8, 2021).

10.59#
Administrative Agency Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.59 to our report on Form 10-Q filed August 8, 2021).

10.60#
Asset Purchase Agreement, dated as of May 17, 2021, between the Registrant and Willis Engine Structured Trust VI (incorporated by reference to Exhibit 10.60 to our report on Form 10-Q filed August 8, 2021).

10.61#
Trust Indenture, dated as of May 17, 2021, among Willis Engine Structured Trust VI, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.61 to our report on Form 10-Q filed August 8, 2021).

10.62
Revolving Credit Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.62 to our report on Form 10-Q filed August 8, 2021).

10.63
Servicing Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.63 to our report on Form 10-Q filed August 8, 2021).

10.64#
Security Trust Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank (incorporated by reference to Exhibit 10.64 to our report on Form 10-Q filed August 8, 2021).

16.1	Letter from KPMG to the Securities and Exchange Commission dated January 8, 2021 (incorporated by reference to Exhibit 16.1 to our report on Form 8-K filed January 8, 2021).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
23.2	Consent of Grant Thornton LLP.
31.1	Certification of Charles F. Willis, IV, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Financial Statements are submitted as a separate section of this report beginning on page 48.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 14, 2022

Willis Lease Finance Corporation

		By:	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV
Chairman of the Board and
Chief Executive Officer

Dated:	Title	Signature

Date: March 14, 2022	Chief Executive Officer and Director	/s/ CHARLES F. WILLIS, IV
	(Principal Executive Officer)	Charles F. Willis, IV

Date: March 14, 2022	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 14, 2022	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 14, 2022	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 14, 2022	Director	/s/ RAE ANN MCKEATING
Rae Ann McKeating

Date: March 14, 2022	Director	/s/ AUSTIN C. WILLIS
Austin C. Willis

Reports of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.

Valuation of equipment held for operating lease

As described further in Notes 1(d) and 9 to the consolidated financial statements, the Company reviews its equipment held for operating lease (which is inclusive of certain failed sale-leaseback transactions classified as notes receivable), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and annually, for certain equipment held for operating lease. With respect to the annual review, indicators of impairment are identified by review of independent appraisals. If an indicator of impairment is identified, the Company performs an analysis of undiscounted forecasted cash flows over the life of the asset as compared to the asset book value. When an asset’s undiscounted forecasted cash flows are less than the book value, an impairment charge is recorded for the difference between carrying value and fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. As a result of the annual impairment test, the Company recorded impairment charges of $3.5 million for the year ended December 31, 2021. As of December 31, 2021, the balance of equipment held for operating lease and notes receivable was $2.0 billion and $115.5 million, respectively. We identified the valuation of equipment held for operating lease as a critical audit matter.

The principal considerations for our determination that the valuation of equipment held for operating lease is a critical audit matter are that subjective auditor judgment was required to evaluate: (i) the assumptions used by management engaged independent appraisers, including the accuracy of data provided to management’s specialist to determine the fair value; and (ii) the assumptions used by management to calculate the undiscounted future cash flows, including assumptions of estimated lease rates, maintenance revenues, remaining lease periods and sales proceeds.

Our audit procedures related to the valuation of equipment held for operating lease included the following, among others:

•We evaluated the design and operating effectiveness of certain internal controls related to management’s review of the independent appraisers report, including the accuracy of data provided to management’s specialist and the review of assumptions used to determine undiscounted future cash flows.

•We evaluated management’s method for determining indicators of impairment, including the potential of management bias.

•We tested the annual impairment analysis as follows:

•Evaluated the completeness and accuracy of the population of assets included in the analysis;

•For a selection of assets, validated the relevant asset condition data that management provided to the independent appraisers;

•Evaluated the reasonableness of the following assumptions used in the undiscounted cash flows by comparing them to historical and Company specific data: estimated lease rates, maintenance revenues, remaining lease periods and sales proceeds;

•With the assistance of valuation professionals with specialized skills and knowledge, we: (i) evaluated the qualification of management engaged independent appraisers; and (ii) assessed the reasonableness of the methodologies used and appraised values determined by comparing a selection of appraised values to published industry benchmark values of comparable assets.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.
Cincinnati, Ohio
March 14, 2022

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 14, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Willis Lease Finance Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Willis Lease Finance Corporation and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement Schedule II, Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1991 through 2021.

Fort Lauderdale, Florida
March 15, 2021

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$14,329	$42,540
Restricted cash	81,312	36,385
Equipment held for operating lease, less accumulated depreciation of $524,968 and $454,123 at December 31, 2021 and 2020, respectively	1,991,368	1,886,613
Maintenance rights	22,511	20,097
Equipment held for sale	6,952	2,850
Receivables, net of allowances of $1,154 and $1,372 at December 31, 2021 and 2020, respectively	39,623	28,269
Spare parts inventory	50,959	59,434
Investments	55,927	53,275
Property, equipment & furnishings, less accumulated depreciation of $13,484 and $11,356 at December 31, 2021 and 2020, respectively	31,327	31,753
Intangible assets, net	1,188	1,246
Notes receivable	115,456	158,708
Other assets	51,975	43,778
Total assets (1)	$2,462,927	$2,364,948

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,858	$26,977
Deferred income taxes	124,332	116,838
Debt obligations	1,790,264	1,693,753
Maintenance reserves	65,976	82,484
Security deposits	19,349	19,522
Unearned revenue	10,458	11,637
Total liabilities (2)	2,037,237	1,951,211

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2021 and 2020, respectively)	49,805	49,722

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,531 and 6,570 shares issued at December 31, 2021 and 2020, respectively)	65	66
Paid-in capital in excess of par	15,401	13,696
Retained earnings	355,388	355,370
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $1,469 and $(1,428) at December 31, 2021 and 2020, respectively.	5,031	(5,117)
Total shareholders’ equity	375,885	364,015
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,462,927	$2,364,948
________________________________________________________
(1)Total assets at December 31, 2021 and 2020 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s: Restricted cash $81,312 and $35,262; Equipment $1,226,395 and $1,037,684; Maintenance rights $5,433 and $767; Inventory $4,367 and $5,437; Notes receivable $90,868 and $26,392; and Other assets $4,775 and $558, respectively.
(2)Total liabilities at December 31, 2021 and 2020 include the following liabilities of VIEs for which the VIEs' creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,197,922 and $907,550, respectively.
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
REVENUE
Lease rent revenue	$134,831	$142,895
Maintenance reserve revenue	73,961	105,365
Spare parts and equipment sales	17,417	18,625
Gain on sale of leased equipment	5,975	3,391
Gain on sale of financial assets	10,874	—
Asset transition fee	6,256	—
Other revenue	24,888	18,416
Total revenue	274,202	288,692

EXPENSES
Depreciation and amortization expense	90,504	94,541
Cost of spare parts and equipment sales	14,927	16,762
Write-down of equipment	7,715	20,540
General and administrative	75,350	67,910
Technical expense	9,381	6,533
Net finance costs:
Interest expense	67,985	63,024
Loss on debt extinguishment	—	4,688
Total net finance costs	67,985	67,712
Total expenses	265,862	273,998

Earnings from operations	8,340	14,694
Earnings from joint ventures	800	2,642
Income before income taxes	9,140	17,336
Income tax expense	5,788	7,588
Net income	3,352	9,748
Preferred stock dividends	3,251	3,259
Accretion of preferred stock issuance costs	83	84
Net income attributable to common shareholders	$18	$6,405

Basic weighted average earnings per common share:	$—	$1.07
Diluted weighted average earnings per common share:	$—	$1.05

Basic weighted average common shares outstanding	6,112	5,963
Diluted weighted average common shares outstanding	6,346	6,128
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2021	2020
Net income	$3,352	$9,748
Other comprehensive income (loss):
Currency translation adjustment	398	1,018
Unrealized gain (loss) on derivative instruments	11,250	(2,298)
Unrealized gain (loss) on derivative instruments at joint venture	1,454	(1,121)
Net gain (loss) recognized in other comprehensive income	13,102	(2,401)
Tax (expense) benefit related to items of other comprehensive income (loss)	(2,954)	532
Other comprehensive income (loss)	10,148	(1,869)
Total comprehensive income	$13,500	$7,879
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2021 and 2020
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at December 31, 2019	2,500	$49,638	6,356	$64	$4,557	$348,965	$(3,248)	$350,338
Net income	—	—	—	—	—	9,748	—	9,748
Net unrealized gain from currency translation adjustment, net of tax expense of $225	—	—	—	—	—	—	793	793
Net unrealized loss from derivative instruments, net of tax benefit of $757	—	—	—	—	—	—	(2,662)	(2,662)
Shares repurchased	—	—	(56)	—	(1,510)	—	—	(1,510)
Shares issued under stock compensation plans	—	—	331	3	425	—	—	428
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(61)	(1)	(1,154)	—	—	(1,155)
Stock-based compensation, net of forfeitures	—	—	—	—	11,378	—	—	11,378
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,259)	—	(3,259)
Balances at December 31, 2020	2,500	49,722	6,570	66	13,696	355,370	(5,117)	364,015
Net income	—	—	—	—	—	3,352	—	3,352
Net unrealized gain from currency translation adjustment, net of tax expense of $89	—	—	—	—	—	—	309	309
Net unrealized gain from derivative instruments, net of tax expense of $2,865	—	—	—	—	—	—	9,839	9,839
Shares repurchased	—	—	(268)	(3)	(10,083)	—	—	(10,086)
Shares issued under stock compensation plans	—	—	346	3	183	—	—	186
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(117)	(1)	(4,973)	—	—	(4,974)
Stock-based compensation, net of forfeitures	—	—	—	—	16,578	—	—	16,578
Accretion of preferred shares issuance costs	—	83	—	—	—	(83)	—	(83)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,251)	—	(3,251)
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,352	$9,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,504	94,541
Write-down of equipment	7,715	20,540
Stock-based compensation expenses	16,578	11,378
Amortization of deferred costs	5,016	5,140
Allowances and provisions	(164)	5
Gain on sale of leased equipment	(5,975)	(3,391)
Income from joint ventures	(800)	(2,642)
(Gain) Loss on sale of note receivable	(10,874)	79
Loss (Gain) on disposal of property, equipment and furnishings	44	(9)
Loss on debt extinguishment	—	4,688
Deferred income taxes	4,193	6,953
Changes in assets and liabilities:
Receivables	(11,191)	(4,215)
Distributions received from joint ventures	—	7,200
Inventory	7,923	7,026
Other assets	(787)	(16,252)
Accounts payable and accrued expenses	58	(18,441)
Maintenance reserves	(17,582)	(24,386)
Security deposits	3,827	(1,166)
Unearned revenue	(1,179)	(3,352)
Net cash provided by operating activities	90,658	93,444

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	37,626	26,078
Proceeds from sale of note receivable (net of selling expenses)	58,363	8,431
Issuance of notes receivable	(44,444)	(136,583)
Payments received on notes receivable	8,404	7,630
Purchase of equipment held for operating lease and for sale	(205,779)	(409,250)
Purchase of property, equipment and furnishings	(2,165)	(2,976)
Net cash used in investing activities	(147,995)	(506,670)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	513,700	973,200
Debt issuance costs	(4,556)	(6,065)
Principal payments on debt obligations	(416,966)	(530,783)
Debt prepayment costs	—	(2,373)
Proceeds from shares issued under stock compensation plans	186	428
Repurchase of common stock	(10,086)	(1,510)
Preferred stock dividends	(3,251)	(3,259)
Cancellation of restricted stock units in satisfaction of withholding tax	(4,974)	(1,155)
Net cash provided by financing activities	74,053	428,483

Increase in cash, cash equivalents and restricted cash	16,716	15,257
Cash, cash equivalents and restricted cash at beginning of period	78,925	63,668
Cash, cash equivalents and restricted cash at end of period	$95,641	$78,925
Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$50,291	$54,339
Income Taxes	$1,412	$510
Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$—	$8,868
Transfers from Equipment held for operating lease to Equipment held for sale	$13,368	$2,800
Transfers from Equipment held for operating lease to Spare parts inventory	$4,467	$24,702
Transfers from Spare parts inventory to Equipment held for operating lease	$1,555	$—
Transfers from Notes receivable to Equipment held for operating lease	$27,804	$—
Accretion of preferred stock issuance costs	$83	$84
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in these consolidated financial statements on Form 10-K refer to Willis Lease Finance Corporation and its subsidiaries.
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
Willis Engine Securitization Trust III (“WEST III” or the “WEST III Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an asset-backed securitization (“ABS”), of which the Company is the sole beneficiary. WEST III is a variable interest entity (“VIE”) which the Company owns 100% of the interest and consolidates in its financial statements.
Willis Engine Securitization Trust IV (“WEST IV” or the “WEST IV Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST IV is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.
In March 2020, the Company and its direct, consolidated VIE Willis Engine Structured Trust V (“WEST V”) (formerly Willis Engine Securitization Trust II), closed its offering of $366.2 million aggregate principal amount of fixed rate notes (the “WEST V Notes”). The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million.
In May 2021, the Company and its direct, consolidated VIE Willis Engine Structured Trust VI (“WEST VI”), closed its offering of $336.7 million aggregate principal amount of fixed rate notes (the “WEST VI Notes”). The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million.
Principal and interest on the WEST III, WEST IV, WEST V and WEST VI Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements.
The WEST III, WEST IV, WEST V and WEST VI Notes are secured by, among other things, the respective ABS’s direct and indirect interests in a portfolio of assets. The WEST III, WEST IV, WEST V and WEST VI Notes have scheduled amortizations and are payable solely from revenue received from the engines and the engine leases, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST IV, WEST V and WEST VI are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST III, WEST IV, WEST V and WEST VI are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s balance sheet. The ABS’ ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.
Additionally, in connection with WEST III, WEST IV, WEST V and WEST VI, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST III, WEST IV, WEST V and WEST VI are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

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
Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2021, the Company had an aggregate of approximately $6.8 million in lease rent and $4.1 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.
One customer accounted for more than 10% of total lease rent revenue during the year ended December 31, 2021 and 2020, respectively.
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
Amounts owed for managed services are typically billed upon contract completion. At December 31, 2021, unbilled revenue was $0.9 million and the Company expects the remaining revenue to be fully recognized by June 30, 2022. Additionally, managed services are presented within the Other revenue line in the Consolidated Statements of Income.
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
The aircraft and airframes owned by the Company are generally depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 15% to 17% residual value. The marine vessel owned by the Company is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. The other leased parts and related equipment owned by the Company are generally depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2021			2020
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$2,368,496	$(515,442)	$1,853,054	$2,238,160	$(445,780)	$1,792,380
Aircraft and airframes	134,370	(7,790)	126,580	89,613	(7,312)	82,301
Marine vessel	13,470	(1,736)	11,734	12,963	(1,031)	11,932
	$2,516,336	$(524,968)	$1,991,368	$2,340,736	$(454,123)	$1,886,613
The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2021, 40 engines having a net book value of $37.0 million were depreciated under this policy with estimated useful lives ranging from 1 to 113 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors considered relevant by the Company. The Company evaluates assets during the year if a triggering event is identified indicating impairment is possible and also conducts a formal annual review of the carrying value of long-lived assets. The formal annual review resulted in an impairment charge of $3.5 million and $4.9 million in 2021 and 2020, respectively. Additionally, the Company recorded an impairment charge of $4.2 million and $15.6 million in 2021 and 2020, respectively, as a result of triggering events occurring during the year. These write-downs are included in “Write-down of equipment” in the Consolidated Statements of Income.
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
(i)Property, Equipment and Furnishings
Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to 39 years. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold.
(j)Cash and Cash Equivalents
The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.
(k)Restricted Cash
The Company has certain bank accounts that are subject to restrictions in connection with its WEST III, WEST IV, WEST V and WEST VI notes payable. Under these borrowings cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of projected maintenance obligations and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST III, cash equal to a portion of the projected maintenance obligations for the subsequent nine months is held in a restricted account and is subject to a minimum balance of $9.6 million. Under WEST IV, cash equal to a portion of the projected maintenance obligations for the subsequent ten months is held in a restricted account and is subject to a minimum balance of $4.7 million. Under WEST V, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $5.0 million. Under WEST VI, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $1.0 million. Under WEST III, WEST IV and WEST V, security deposits are held in restricted accounts equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, in each case, subject to a minimum balance of $1.0 million. Under WEST VI, all security deposits for leases scheduled to terminate before the expected maturity date of the notes are held in a restricted account, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.
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
Customer relationships are amortized on a straight line basis over their estimated useful life of five years. Aside from goodwill, the Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually.

(n)Other assets
Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2021 and 2020, other assets included prepaid deposits of $8.5 million and $10.5 million, respectively, relating to commitments to purchase equipment.
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
(s)Initial Direct Costs associated with Leases
The Company accounts for the initial direct costs, including sales commissions and legal fees, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $1.5 million for the years ended December 31, 2021 and 2020, respectively.
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
The Company places its cash deposits, which exceed federally insured limits, with financial institutions and other credit-worthy institutions, such as money market funds, and limits the amount of credit exposure to any one party. Management opts for security of principal as opposed to yield. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease however, this risk is considered limited due to the relatively few lessees which have this provision in the lease. The Company enters into interest rate swap agreements with counterparties that are investment grade financial institutions.
(w)Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company has continued to temporarily close its headquarters and other offices, require its employees and contractors to predominately work remotely, and implement travel restrictions, all of which represent a significant disruption in how the Company operates its business. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. During 2020, 9% of our employees were either furloughed, or subject to a form of reduced compensation which was subsequently reversed in 2021. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time. During the year ended December 31, 2021, the Company experienced declining lease rent revenue and maintenance reserve revenue as compared to the prior year. Additionally, as of December 31, 2021, the Company has, in certain situations, agreed to rent concessions which resulted in a total reduction to rent revenues of $0.5 million for the year ended December 31, 2021. Rent concessions for the year ended December 31, 2020 resulted in a total reduction of rent revenue of $6.5 million. The rent concessions provide lessees with payment deferral options or reduced rent, where the revised cash flows are substantially the same or less (i.e., the rights of the lessor and obligations of the lessee have not substantially increased) as the original lease agreements. There is no impact on the timing of revenue recognition for rent concessions that result in short term payment deferrals. The rent concessions with reduced rent qualify for the COVID-19 practical expedient to account for the rent concessions outside of the modification framework.

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
(x)Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12,

“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this guidance effective January 1, 2021 and it did not impact our consolidated financial statements and related disclosures.

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

In July 2021, the FASB issued ASU 2021-05, “Lease (Topic 842): Lessors – Certain Leases with Variable Lease Payments” related to accounting for sales-type leases or direct financing leases with variable lease payments. This ASU is effective for interim and annual years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2022 on a prospective basis for sales-type leases entered into after the effective date and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” related to disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This ASU is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company plans to adopt this guidance effective January 1, 2022 on a prospective basis and is currently evaluating the potential impact adoption will have on the consolidated financial statements and related disclosures.
2. Leases
As lessor, and as of December 31, 2021, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842.
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
The Company’s leases have remaining lease terms of one to eight years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2021	December 31, 2020
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$6,067	$3,784
Total leased assets		$6,067	$3,784

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$5,206	$3,873
Total lease liabilities		$5,206	$3,873

Weighted average remaining lease term (years)
Operating leases		6.49	4.20
Weighted average discount rate
Operating leases		3.4%	3.1%

The weighted average discount rate is based on the discount rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s operating lease liabilities at December 31, 2021 are as follows:

Year	(in thousands)
2022	$1,056
2023	901
2024	812
2025	793
2026	790
Thereafter	1,562
Total lease payments	5,914
Less: interest	(708)
Total lease liabilities	$5,206

The following table represents future minimum lease payments under non-cancelable operating leases at December 31, 2021:

Year	(in thousands)
2022	$1,071
2023	904
2024	812
2025	793
2026	790
Thereafter	1,562
$5,932

The components of lease expense were as follows:

		Years Ended December 31,
Lease expense	Classification	2021	2020
		(in thousands)
Operating lease cost	General and administrative	$1,239	$1,141
Net lease cost		$1,239	$1,141

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,446	$1,083

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,131	$705
3. Revenue from Contracts with Customers
The following tables disaggregate revenue by major source for the years ended December 31, 2021 and 2020 (in thousands):

Year ended December 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Leasing revenue	$134,831	$—	$—	$134,831
Maintenance reserve revenue	73,961	—	—	73,961
Spare parts and equipment sales	365	17,042	10	17,417
Gain on sale of leased equipment	5,975	—	—	5,975
Gain on sale of financial assets (1)	10,874	—	—	10,874
Asset transition fee (2)	6,256	—	—	6,256
Managed services	11,434	—	—	11,434
Other revenue	13,088	523	(157)	13,454
Total revenue	$256,784	$17,565	$(147)	$274,202

Year ended December 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Leasing revenue	$142,895	$—	$—	$142,895
Maintenance reserve revenue	105,365	—	—	105,365
Spare parts and equipment sales	1,514	17,514	(403)	18,625
Gain on sale of leased equipment	3,391	—	—	3,391
Managed services	8,753	—	—	8,753
Other revenue	9,651	327	(315)	9,663
Total revenue	$271,569	$17,841	$(718)	$288,692
________________________________________________________
(1)Gain on sale of financial assets reflects the sales of two notes receivable during 2021.
(2)Asset transition fee reflects the settlement received from the close out of an engine transition program.
4. Equipment Held for Operating Lease
As of December 31, 2021, the Company’s $1,991.4 million equipment held for operating lease portfolio and $115.5 million notes receivable represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2020, the Company’s $1,886.6 million equipment held for operating lease portfolio and $158.7 million notes receivable represented 291 engines, eight aircraft, one marine vessel and other leased parts and equipment.
A majority of the equipment is leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases equipment to lessees domiciled in seven geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2021	2020
Region	(in thousands)
United States	$61,947	$33,291
Europe	30,299	57,972
Asia	26,587	32,198
South America	11,338	11,686
Mexico	2,461	3,670
Canada	1,245	2,011
Middle East	954	2,067
Totals	$134,831	$142,895

	As of December 31,
Net book value of equipment held for operating lease	2021	2020
Region	(in thousands)
Europe	$479,921	$460,664
United States	425,822	362,471
Asia	365,831	324,946
Mexico	163,526	168,593
South America	111,941	104,671
Canada	55,109	8,500
Middle East	22,320	47,899
Off-lease and other	366,898	408,869
Totals	$1,991,368	$1,886,613
As of December 31, 2021, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$366,898
Month-to-month leases	206,813
Leases expiring 2022	776,831
Leases expiring 2023	311,814
Leases expiring 2024	147,450
Leases expiring 2025	30,558
Leases expiring 2026	26,000
Leases expiring thereafter	125,004
$1,991,368
As of December 31, 2021, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2022	$111,643
2023	46,447
2024	22,412
2025	9,306
2026	6,177
Thereafter	27,179
$223,164

5. Investments
In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company – Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. As of December 31, 2021, WMES owned a lease portfolio, inclusive of a note receivable, of 37 engines and five aircraft with a net book value of $292.5 million.
In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2021, CASC Willis owned a lease portfolio of four engines with a net book value of $49.0 million.

As of December 31, 2021	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2019	$44,134	$13,802	$57,936
Earnings from joint ventures	1,552	1,090	2,642
Distribution	(7,200)	—	(7,200)
Foreign currency translation adjustment	—	1,018	1,018
Other comprehensive loss from joint ventures	(1,121)	—	(1,121)
Investment in joint ventures as of December 31, 2020	37,365	15,910	53,275
Earnings from joint ventures	250	550	800
Foreign currency translation adjustment	—	398	398
Other comprehensive loss from joint ventures	1,454	—	1,454
Investment in joint ventures as of December 31, 2021	$39,069	$16,858	$55,927
“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.1 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2021, the Company sold two engines to WMES for $25.0 million. During 2020, the Company sold one note receivable to WMES for $8.4 million.

There were no aircraft or engine sales to CASC Willis during 2021 or 2020.
Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenue	$29,596	$38,086
Expenses	29,303	35,190
WMES net income	$293	$2,896

	As of December 31,
	2021	2020
	(in thousands)
Total assets	$310,260	$303,886
Total liabilities	225,917	219,836
Total WMES net equity	$84,343	$84,050
The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

6. Debt Obligations
Debt obligations consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at December 31, 2021, secured by engines. The facility has a committed amount of $1.0 billion at December 31, 2021, which revolves until the maturity date of June 2024	$590,000	$777,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines	273,723	—
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines	38,022	—
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines	18,158	—
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	272,909	286,863
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	38,004	39,855
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	16,342	19,043
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	262,260	277,481
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	39,640
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	223,815	227,138
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,481
Note payable at three-month LIBOR plus a margin ranging from 1.85% to 2.50%, repaid in May 2021, secured by engines	—	6,138
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	5,307	7,247
	1,809,620	1,712,886
Less: unamortized debt issuance costs	(19,356)	(19,133)
Total debt obligations	$1,790,264	$1,693,753
One-month LIBOR was 0.10% and 0.14% as of December 31, 2021 and 2020, respectively.
Principal outstanding at December 31, 2021, is expected to be repayable as follows:

Year	(in thousands)
2022	$79,726
2023	63,069
2024	652,236
2025	61,001
2026	280,029
Thereafter	673,559
Total	$1,809,620
At December 31, 2021, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which incorporates an accordion feature that can expand the $1.0 billion credit facility up to $1.3 billion. Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are collateralized by the title and interest of the Company and certain of its subsidiaries, and to substantially all of its assets and properties.

In October 2020, the Company entered into a Limited Waiver (the “Waiver”) to its Amended Credit Agreement. The Waiver provides for the partial exclusion for specified periods of certain asset book values in the calculation of customer concentration limits, as such limits are defined in the Amended Credit Agreement.

In June 2021, the Company entered into Amendment No. 2 to the Amended Credit Agreement, which updates the provisions relating to the future discontinuance of LIBOR and sets forth the mechanics for establishing the Secured Overnight Financing Rate (“SOFR”) as a benchmark replacement rate.
As of December 31, 2021 and 2020, $410.0 million and $223.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST III, WEST IV, WEST V and WEST VI jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.
In March 2020, WLFC and its direct, wholly-owned subsidiary WEST V, closed its offering of $366.2 million aggregate principal amount of fixed rate notes. The WEST V Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $303.0 million, the Series B Notes issued in an aggregate principal amount of $42.1 million and the Series C Notes issued in an aggregate principal amount of $21.1 million. The WEST V Notes are secured by, among other things, WEST V’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes.

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

In May 2021, WLFC and its direct, wholly-owned subsidiary WEST VI, closed its offering of $336.7 million aggregate principal amount of fixed rate notes. The WEST VI Notes were issued in three series, with the Series A Notes issued in an aggregate principal amount of $278.6 million, the Series B Notes issued in an aggregate principal amount of $38.7 million and the Series C Notes issued in an aggregate principal amount of $19.4 million. The WEST VI Notes are secured by, among other things, WEST VI’s direct and indirect ownership interests in a portfolio of aircraft engines and an airframe.

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
The assets of WEST III, WEST IV, WEST V and WEST VI are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity. WEST III, WEST IV, WEST V and WEST VI are consolidated for financial statement presentation purposes. WEST III, WEST IV, WEST V and WEST VI’s ability to make distributions and pay dividends to the Company is subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V and WEST VI, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V and WEST VI indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.
Virtually all of the above debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly and the Company was in full compliance with all financial covenant requirements at December 31, 2021.
7. Derivative Instruments
The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $590.0 million and $783.1 million of variable rate borrowings at December 31, 2021 and 2020, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2021, the Company has five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 25 months and two with remaining terms of 49 months as of December 31, 2021. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 30 months as of December 31, 2021. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were designated as cash flow hedges at inception and recorded at fair value.
The Company evaluated the effectiveness of the swaps to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swaps were highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationship on an ongoing basis and concluded there was no ineffectiveness in the hedges for the year ended December 31, 2021.
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
The net fair value of the swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability. The Company recorded interest expense of $2.4 million and $2.0 million during the years ended December 31, 2021 and 2020, respectively, from derivative investments. As of December 31, 2021 the accumulative derivative gain was $7.3 million and as of December 31, 2020 the accumulative derivative loss was $3.8 million.
Effect of Derivative Instruments on Earnings in the Statements of Income and of Comprehensive Income
The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2021	2020
	(in thousands)
Interest rate contracts	$11,250	$(2,298)
Total	$11,250	$(2,298)
The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the years ended December 31, 2021 and 2020.
Counterparty Credit Risk
The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for the interest rate swaps are large financial institutions that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparties were credit-worthy and that their continuing performance under the hedging agreement was probable and did not require the counterparties to provide collateral or other security to the Company.

8. Income Taxes
The components of income before income taxes are as follows:

	Years ended December 31,
	2021	2020
	(in thousands)
United States	$4,659	$16,990
Foreign	4,481	346
Income before income taxes	$9,140	$17,336
The components of income tax expense for the years ended December 31, 2021 and 2020 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2021
Current	$—	$(2)	$1,597	$1,595
Deferred	4,072	121	—	4,193
Total	$4,072	$119	$1,597	$5,788

2020
Current	$—	$(88)	$723	$635
Deferred	6,251	702	—	6,953
Total	$6,251	$614	$723	$7,588
The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2021 and 2020 to the effective income tax expense:

	Years Ended December 31,
	2021	2020
	(in thousands)
Statutory federal income tax expense	$1,844	$3,640
State taxes, net of federal benefit	119	633
Foreign tax paid	—	—
Foreign jurisdiction rate differential	705	508
Permanent differences-nondeductible executive compensation	2,042	2,748
Permanent differences and other	1,078	59
Effective income tax expense	$5,788	$7,588
Permanent differences and other includes Subpart F income of $1.4 million from foreign operations for the year-ended December 31, 2021. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2019	$270
Increases related to current year tax positions	66
Decreases due to tax positions expired	(6)
Balance as of December 31, 2020	330
Decreases related to current year tax positions	—
Decreases due to tax positions expired	(317)
Balance as of December 31, 2021	$13
A $0.0 and $0.3 million reserve was established as of December 31, 2021 and 2020, respectively, for the exposure in Europe. Due to law changes in the United Kingdom, the Company believes that it is at a more likely than not position and has released the 2020 $0.3 million reserve.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$2,217	$2,519
State taxes	—	10
Inventory	1,486	2,153
Reserves and allowances	6,781	4,356
Other accruals	2,577	1,769
Foreign tax credit	—	—
Lease liability	146	198
Net operating loss carry forward	68,168	74,045
California alternative minimum tax credit	33	33
Charitable contributions	2	65
Total deferred tax assets	81,410	85,148
Less: valuation allowance	(518)	(468)
Net deferred tax assets	80,892	84,680

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(183,131)	(163,773)
Inventory	—	—
Notes receivable	(15,911)	(34,426)
Right of use liability	(139)	(184)
Other deferred tax liabilities	(4,595)	(4,616)
Net deferred tax liabilities	(203,776)	(202,999)

Other comprehensive (income) loss deferred tax liability	(1,448)	1,481

Net deferred tax liabilities	$(124,332)	$(116,838)

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $316.3 million for federal tax purposes and $2.2 million (tax effected) for state tax purposes. The majority of the federal net operating loss carry forwards were generated in 2020 and can be carried forward indefinitely, the remainder will expire at various times from 2032 to 2037, and the state net operating loss carry forwards will expire at various times from 2026 to 2042. There is a $0.5 million valuation allowance for net operating losses in California that expire between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expire between 2032 and 2040. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2004 to 2021, respectively.

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
•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2021 and 2020 was estimated to have a fair value of approximately $117.7 million and $159.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).
•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2021 and 2020 was estimated to have a fair value of approximately $1,827.4 million and $1,691.0 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).
Assets Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2021 and 2020, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The net fair value of the interest rate swaps as of December 31, 2020 was $4.0 million, representing a liability. The Company recorded interest expense of $2.4 million and $2.0 million during the years ended December 31, 2021 and 2020, respectively, from derivative investments.
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

	Total Losses
	Years Ended December 31,
	2021	2020
	(in thousands)
Equipment held for lease	$7,651	$20,470
Equipment held for sale	64	70
Total	$7,715	$20,540
Write-downs of equipment to their estimated fair values totaled $7.7 million for the year ended December 31, 2021 which included write-downs of $3.9 million due to a management decision to monetize three engines and one airframe either by sale to a third party or for part-out and $3.8 million for the adjustment of the carrying value of seven impaired engines. As of December 31, 2021, included within equipment held for lease and equipment held for sale was $36.0 million in remaining book value of 22 assets which were previously written down.

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

There were no anti-dilutive shares excluded in the computations of diluted weighted average earnings per common share for the years ended December 31, 2021 and 2020.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income attributable to common shareholders	$18	$6,405

Basic weighted average common shares outstanding	6,112	5,963
Potentially dilutive common shares	234	165
Diluted weighted average common shares outstanding	6,346	6,128

Basic weighted average earnings per common share	$—	$1.07
Diluted weighted average earnings per common share	$—	$1.05
11. Commitments, Contingencies, Guarantees and Indemnities
Other obligations
Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2021, the Company had $439.9 million in purchase commitments of equipment that will be satisfied within four fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction.
In May 2021, the Company entered into a commitment for future maintenance services which are anticipated to cost $24.0 million by 2024.
In December 2020, the Company entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, the Company has committed to certain future overhaul and maintenance services which are anticipated to range between $73.8 million and $112.0 million by 2030.

12. Equity
Common Stock Repurchase
Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During 2021, the Company repurchased 268,408 shares of common stock for approximately $10.1 million under the plan, at a weighted average price of $37.57 per share. During 2020, the Company repurchased 55,426 shares of common stock for approximately $1.5 million under the plan, at a weighted average price of $27.24 per share. At December 31, 2021, approximately $44.8 million was available to purchase shares under the plan.
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
Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2021 and 2020, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.
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
13. Stock-Based Compensation Plans
The components of stock compensation expense were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
2007 Stock Incentive Plan	$1,659	$3,142
2021 Stock Incentive Plan	14,678	7,960
Employee Stock Purchase Plan	241	276
Total Stock Compensation Expense	$16,578	$11,378
The significant stock compensation plans are described below.
The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The

RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date. As of December 31, 2021, there are no stock options outstanding under the 2007 Plan.
The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. In November 2021, the 2018 Plan was amended and restated as the 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares reserved for issuance under the 2021 Plan by 1,000,000 shares. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date.
As of December 31, 2021, the Company has granted 926,300 RSAs under the 2021 Plan and has 968,296 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.
The following table summarizes restricted stock activity under the 2007 and 2021 Plans for the years ended December 31, 2021 and 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	505,467	$37.70
Shares granted	319,350	19.00
Shares forfeited	—	—
Shares vested	(243,102)	28.35
Balance as of December 31, 2020	581,715	31.34
Shares granted	327,550	42.40
Shares forfeited	—	—
Shares vested	(348,657)	28.66
Balance as of December 31, 2021	560,608	$36.30
At December 31, 2021 the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of 1.0 years totaled $9.7 million. At December 31, 2021, the intrinsic value of unvested RSAs was $21.1 million.
Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2021 and 2020, 18,211 and 11,394 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.
14. Employee 401(k) Plan
The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the United States. In 2021, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $19,500 (or $26,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $13,000 per employee in 2021. The Company match totaled $0.7 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.
15. Related Party Transactions
Joint Ventures
“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.1 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2021, the Company sold two engines to WMES for $25.0 million. During 2020, the Company sold one note receivable to WMES for $8.4 million.
There were no aircraft or engine sales to CASC Willis during 2021 or 2020.
Other
On December 2, 2021, in a transaction approved by an independent committee, as well as the Audit Committee, of the Board of Directors, the Company purchased 60,000 shares of its common stock directly from the Company’s Chief Executive Officer (“CEO”), Charles F. Willis. The agreed and paid price per share was $35.43, the discounted volume weighted average price on December 2, 2021.

On October 1, 2021, the Board’s Independent Directors approved the payment of $0.2 million to the Company’s CEO, Charles F. Willis, for reimbursement of a golf club membership fee, as well as future payments of reasonable annual golf club dues.
During 2021, the Company paid approximately $27,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Chief Executive Officer (“CEO”) retains an ownership interest. These expenses were for lodging and other business related services.  These transactions were approved by the Board’s Independent Directors.
During 2020, the Board’s Independent Directors approved the Company’s agreement to a lease with our CEO in support of the Company’s marine vessel leasing business. That lease provides for a payment to our CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. In addition, the Company purchased a hull insurance policy, for our CEO’s tender, at a rate of $6,800 per annum, plus a one-time subscriber fee of $695 to insure his tender while in the service of the Company’s vessel leasing business. The Company has paid a total of $41,250 and $9,750 during the years ended December 31, 2021 and 2020, respectively, for usage of the tender. On November 11, 2021, in a transaction approved by the Independent Compensation Committee, the Company purchased the tender for $0.5 million. Additionally, during 2020, our CEO was charged $4,000 for personal expenses while onboard the Company’s marine vessel.
During 2020, the Company’s CEO was charged $9,100 for the purchase of artwork.
16. Reportable Segments
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

The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$134,831	$—	$—	$134,831
Maintenance reserve revenue	73,961	—	—	73,961
Spare parts and equipment sales	365	17,042	10	17,417
Gain on sale of leased equipment	5,975	—	—	5,975
Gain on sale of financial assets (1)	10,874	—	—	10,874
Asset transition fee (2)	6,256	—	—	6,256
Other revenue	24,522	523	(157)	24,888
Total revenue	256,784	17,565	(147)	274,202

Expenses:
Depreciation and amortization expense	90,391	113	—	90,504
Cost of spare parts and equipment sales	29	14,898	—	14,927
Write-down of equipment	7,715	—	—	7,715
General and administrative	72,333	3,027	(10)	75,350
Technical expense	9,381	—	—	9,381
Net finance costs:
Interest expense	67,985	—	—	67,985
Total finance costs	67,985	—	—	67,985
Total expenses	247,834	18,038	(10)	265,862
Earnings (loss) from operations	$8,950	$(473)	$(137)	$8,340

For the Year ended December 31, 2020	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$142,895	$—	$—	$142,895
Maintenance reserve revenue	105,365	—	—	105,365
Spare parts and equipment sales	1,514	17,514	(403)	18,625
Gain on sale of leased equipment	3,391	—	—	3,391
Other revenue	18,404	327	(315)	18,416
Total revenue	271,569	17,841	(718)	288,692

Expenses:
Depreciation and amortization expense	94,442	99	—	94,541
Cost of spare parts and equipment sales	156	16,606	—	16,762
Write-down of equipment	20,540	—	—	20,540
General and administrative	63,993	3,514	403	67,910
Technical expense	6,533	—	—	6,533
Net finance costs:
Interest expense	63,024	—	—	63,024
Loss on debt extinguishment	4,688	—	—	4,688
Total finance costs	67,712	—	—	67,712
Total expenses	253,376	20,219	403	273,998
Earnings (loss) from operations	$18,193	$(2,378)	$(1,121)	$14,694
________________________
(1)    Gain on sale of financial assets reflects the sales of two notes receivable during 2021.
(2)    Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2021	$2,415,635	$47,292	$—	$2,462,927
Total assets as of December 31, 2020	$2,312,172	$52,776	$—	$2,364,948
17. Subsequent Event

On March 3, 2022, the Board appointed Austin C. Willis, currently a member of the Board and the Company’s Senior Vice President, Corporate Development, as the Company’s Chief Executive Officer, effective April 1, 2022.

In connection with the appointment of Austin C. Willis, Charles F. Willis, IV, the Chairman and Chief Executive Officer of the Company, notified the Board of his decision to step down as Chief Executive Officer, effective April 1, 2022. Charles F. Willis, IV will continue to serve as the Chairman of the Board and will assume the role of Executive Chairman on April 1, 2022.

On March 3, 2022, the Company entered into an employment agreement with Charles F. Willis IV in connection with his assumption of the role of Executive Chairman of the Board, effective as of April 1, 2022. The agreement provides that Charles F. Willis IV is entitled to an initial annual base salary of $1,097,000 and establishes his target annual bonus opportunity at 100% of his annual base salary. In addition, the agreement provides for a $1,000,000 signing bonus.

Also, on March 3, 2022, the Company entered into an employment agreement with Austin C. Willis in connection with his appointment as Chief Executive Officer of the Company, effective as of April 1, 2022. The agreement provides that Austin C. Willis is entitled to an initial annual base salary of $640,000 and establishes his target annual bonus opportunity at 90% of his annual base salary.

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2020
Accounts receivable, allowance for doubtful accounts	$1,730	$5	$(363)	$1,372
Deferred tax valuation allowance	$153	$315	$—	$468
Year Ended December 31, 2021
Accounts receivable, allowance for doubtful accounts	$1,372	$(164)	$(54)	$1,154
Deferred tax valuation allowance	$468	$50	$—	$518
Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.