Form 10-Q
period 2022-03-31
WILLIS LEASE FINANCE CORP
filed 2022-05-10
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of May 9, 2022 was 6,144,837.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, this quarterly report on Form 10-Q for the three months ended March 31, 2022, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$14,105	$14,329
Restricted cash	68,875	81,312
Equipment held for operating lease, less accumulated depreciation of $526,243 and $524,968 at March 31, 2022 and December 31, 2021, respectively	1,951,448	1,991,368
Maintenance rights	22,511	22,511
Equipment held for sale	10,873	6,952
Receivables, net of allowances of $1,197 and $1,154 at March 31, 2022 and December 31, 2021, respectively	42,598	39,623
Spare parts inventory	47,654	50,959
Investments	54,454	55,927
Property, equipment & furnishings, less accumulated depreciation of $14,064 and $13,484 at March 31, 2022 and December 31, 2021, respectively	31,267	31,327
Intangible assets, net	1,173	1,188
Notes receivable	114,253	115,456
Other assets	70,715	51,975
Total assets (1)	$2,429,926	$2,462,927

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,358	$26,858
Deferred income taxes	121,398	124,332
Debt obligations	1,759,126	1,790,264
Maintenance reserves	67,762	65,976
Security deposits	18,321	19,349
Unearned revenue	10,128	10,458
Total liabilities (2)	2,009,093	2,037,237

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2022 and December 31, 2021, respectively)	49,826	49,805

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,488 and 6,531 shares issued at March 31, 2022 and December 31, 2021, respectively)	65	65
Paid-in capital in excess of par	18,353	15,401
Retained earnings	333,365	355,388
Accumulated other comprehensive income, net of income tax expense of $5,570 and $1,469 at March 31, 2022 and December 31, 2021, respectively	19,224	5,031
Total shareholders’ equity	371,007	375,885
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,429,926	$2,462,927
_____________________________
(1)Total assets at March 31, 2022 and December 31, 2021, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $68,875 and $81,312; Equipment $1,197,953 and $1,226,395; Maintenance Rights $5,433 and $5,433; Inventory $— and $4,367; Notes receivable $90,145 and $90,868; and Other assets $5,248 and $4,775, respectively.
(2)Total liabilities at March 31, 2022 and December 31, 2021, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,176,975 and $1,197,922, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Lease rent revenue	$38,125	$31,520
Maintenance reserve revenue	14,834	19,812
Spare parts and equipment sales	6,630	4,566
Gain on sale of leased equipment	2,298	—
Other revenue	6,930	5,227
Total revenue	68,817	61,125

EXPENSES
Depreciation and amortization expense	21,809	24,141
Cost of spare parts and equipment sales	4,862	3,809
Write-down of equipment	21,117	1,867
General and administrative	23,605	16,151
Technical expense	5,646	1,310
Net finance costs:
Interest expense	16,883	15,019
Total net finance costs	16,883	15,019
Total expenses	93,922	62,297

Loss from operations	(25,105)	(1,172)
Loss from joint ventures	(2,616)	(519)
Loss before income taxes	(27,721)	(1,691)
Income tax benefit	(6,520)	(359)
Net loss	(21,201)	(1,332)
Preferred stock dividends	801	801
Accretion of preferred stock issuance costs	21	21
Net loss attributable to common shareholders	$(22,023)	$(2,154)

Basic weighted average loss per common share	$(3.70)	$(0.36)
Diluted weighted average loss per common share	$(3.70)	$(0.36)

Basic weighted average common shares outstanding	5,951	5,995
Diluted weighted average common shares outstanding	5,951	5,995
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(21,201)	$(1,332)
Other comprehensive income:
Currency translation adjustment	53	2,832
Unrealized gain on derivative instruments	17,151	6,497
Unrealized gain on derivative instruments at joint venture	1,090	554
Net gain recognized in other comprehensive income	18,294	9,883
Tax expense related to items of other comprehensive income	4,101	2,216
Other comprehensive income	14,193	7,667
Total comprehensive (loss) income	$(7,008)	$6,335

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended March 31, 2022 and 2021
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(21,201)	—	(21,201)
Net unrealized gain from currency translation adjustment, net of tax expense of $12	—	—	—	—	—	—	41	41
Net unrealized gain from derivative instruments, net of tax expense of $4,089	—	—	—	—	—	—	14,152	14,152
Shares repurchased	—	—	(53)	—	(1,842)	—	—	(1,842)
Shares issued under stock compensation plans	—	—	10	—	165	—	—	165
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,629	—	—	4,629
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Balances at March 31, 2022	2,500	$49,826	6,488	$65	$18,353	$333,365	$19,224	$371,007

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net loss	—	—	—	—	—	(1,332)	—	(1,332)
Net unrealized gain from currency translation adjustment, net of tax expense of $635	—	—	—	—	—	—	2,197	2,197
Net unrealized gain from derivative instruments, net of tax expense of $1,581	—	—	—	—	—	—	5,470	5,470
Shares issued under stock compensation plans	—	—	8	—	169	—	—	169
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(1)	—	(47)	—	—	(47)
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,762	—	—	2,762
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Balances at March 31, 2021	2,500	$49,743	6,577	$66	$16,580	$353,216	$2,550	$372,412

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,201)	$(1,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,809	24,141
Write-down of equipment	21,117	1,867
Stock-based compensation expenses	4,629	2,762
Amortization of deferred costs	1,308	1,145
Allowances and provisions	305	(226)
Gain on sale of leased equipment	(2,298)	—
Loss from joint ventures	2,616	519
Loss on disposal of property, equipment and furnishings	—	40
Deferred income taxes	(7,035)	(484)
Changes in assets and liabilities:
Receivables	(3,280)	(11,988)
Inventory	3,407	980
Other assets	(863)	(934)
Accounts payable and accrued expenses	6,122	(648)
Maintenance reserves	2,626	6,299
Security deposits	(462)	135
Unearned revenue	(480)	351
Net cash provided by operating activities	28,320	22,627

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	17,255	—
Issuance of notes receivable	—	(39,801)
Payments received on notes receivable	1,203	958
Purchase of equipment held for operating lease	(24,220)	(26,510)
Purchase of property, equipment and furnishings	(540)	(121)
Net cash used in investing activities	(6,302)	(65,474)

Cash flows from financing activities:
Proceeds from debt obligations	21,000	54,000
Principal payments on debt obligations	(53,257)	(24,617)
Proceeds from shares issued under stock compensation plans	165	169
Cancellation of restricted stock units in satisfaction of withholding tax	—	(47)
Repurchase of common stock	(1,768)	—
Preferred stock dividends	(819)	(819)
Net cash (used in) provided by financing activities	(34,679)	28,686

Decrease in cash, cash equivalents and restricted cash	(12,661)	(14,161)
Cash, cash equivalents and restricted cash at beginning of period	95,641	78,925
Cash, cash equivalents and restricted cash at end of period	$82,980	$64,764

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$15,057	$12,344
Income Taxes	$213	$170

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Spare parts inventory	$102	$169
Transfers from Equipment held for operating lease to Equipment held for sale	$4,089	$—
Transfers from Spare parts inventory to Equipment held for operating lease	$—	$585
Accrued preferred stock dividends	$18	$18
Accrued share repurchases	$73	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)
Unless the context requires otherwise, references to the “Company”, “WLFC”, “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2022.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2021 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of redeemable preferred stock and shareholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company had temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represented a significant disruption in how the Company operates its business. In January 2022, the Company lifted travel restrictions and has also subsequently opened its corporate headquarters and other offices for employees and contractors to work from offices at their discretion. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

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

In February 2022, Russia commenced a military action with Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. Further, the full impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Lease (Topic 842): Lessors – Certain Leases with Variable Lease Payments” related to accounting for sales-type leases or direct financing leases with variable lease payments. This ASU is effective for interim and annual years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022 and the adoption had no impact to the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” related to disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This ASU is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted this guidance effective January 1, 2022 and the adoption had no impact to the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)” which eliminated the accounting guidance for Troubled Debt Restructurings by creditors and enhances disclosure requirements for certain loan refinancing and restructurings. The amendment also requires an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company expects to adopt this accounting standard update effective January 1, 2023. The Company is evaluating the potential effects on the consolidated financial statements.

2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three months ended March 31, 2022 and 2021 (in thousands):

Three months ended March 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$38,125	$—	$—	$38,125
Maintenance reserve revenue	14,834	—	—	14,834
Spare parts and equipment sales	202	6,428	—	6,630
Gain on sale of leased equipment	2,298	—	—	2,298
Managed services	4,644	—	—	4,644
Other revenue	2,168	176	(58)	2,286
Total revenue	$62,271	$6,604	$(58)	$68,817

Three Months Ended March 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$31,520	$—	$—	$31,520
Maintenance reserve revenue	19,812	—	—	19,812
Spare parts and equipment sales	85	4,591	(110)	4,566
Managed services	2,269	—	—	2,269
Other revenue	2,937	56	(35)	2,958
Total revenue	$56,623	$4,647	$(145)	$61,125
3. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2022, the Company had $1,951.4 million equipment held for operating lease portfolio and $114.3 million notes receivable which represented 298 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, the Company had $1,991.4 million equipment held for operating lease portfolio and $115.5 million notes receivable which represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2022			December 31, 2021
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,327,007	$(515,549)	$1,811,458	$2,368,496	$(515,442)	1,853,054
Aircraft and airframes	137,214	(8,776)	128,438	134,370	(7,790)	126,580
Marine vessel	13,470	(1,918)	11,552	13,470	(1,736)	11,734
	$2,477,691	$(526,243)	$1,951,448	$2,516,336	(524,968)	1,991,368
Notes Receivable
During the three months ended March 31, 2022 and 2021, the Company recorded interest income related to the notes receivable of $2.1 million and $2.9 million, respectively, and is presented within Other revenue. The effective interest rates on our notes receivable ranged from 6.3% to 12.2% as of March 31, 2022 and 6.3% to 13.7% as of March 31, 2021.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. As of March 31, 2022, WMES owned a lease portfolio, inclusive of a note receivable, of 37 engines and five aircraft with a net book value of $281.1 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2022, CASC Willis owned a lease portfolio of four engines with a net book value of $48.5 million.

As of March 31, 2022	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2021	$39,069	$16,858	$55,927
(Loss) earnings from joint ventures	(2,705)	89	(2,616)
Foreign currency translation adjustment	—	53	53
Other comprehensive gain from joint ventures	1,090	—	1,090
Investment in joint ventures as of March 31, 2022	$37,454	$17,000	$54,454

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.5 million and $0.3 million of management fees earned during the three months ended March 31, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES or CASC Willis during the three months ended March 31, 2022 or 2021, respectively.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$9,541	$4,761
Expenses	15,003	6,169
WMES net loss	$(5,462)	$(1,408)

	March 31, 2022	December 31, 2021
	(in thousands)
Total assets	$298,487	$310,260
Total liabilities	219,605	225,917
Total WMES net equity	$78,882	$84,343

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at March 31, 2022, secured by engines. The facility has a committed amount of $1.0 billion at March 31, 2022, which revolves until the maturity date of June 2024	$580,000	$590,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	271,544	273,723
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	37,720	38,022
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	17,535	18,158
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	266,784	272,909
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	37,066	38,004
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	15,282	16,342
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	254,366	262,260
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	38,885
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	221,174	223,815
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,195
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	4,812	5,307
	1,777,363	1,809,620
Less: unamortized debt issuance costs	(18,237)	(19,356)
Total debt obligations	$1,759,126	$1,790,264

One-month LIBOR was 0.45% and 0.10% as of March 31, 2022 and December 31, 2021, respectively.

Principal outstanding at March 31, 2022, is expected to be repayable as follows:

Year	(in thousands)
2022	$56,504
2023	63,069
2024	642,236
2025	61,001
2026	281,327
Thereafter	673,226
Total	$1,777,363

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually and the Company was in full compliance with all financial covenant requirements at March 31, 2022.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $580.0 million and $590.0 million of variable rate borrowings at March 31, 2022 and December 31, 2021, respectively. As a matter of policy, management does not use derivatives for speculative purposes.  As of March 31, 2022, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 22 months and two with remaining terms of 46 months as of March 31, 2022. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 27 months as of March 31, 2022. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2022.

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

The net fair value of the interest rate swaps as of March 31, 2022 was $24.4 million, representing an asset and is reflected within other assets on the condensed consolidated balance sheet. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million, reflected within other assets and accounts payable and accrued expenses on the condensed consolidated balance sheet, respectively. The Company recorded interest expense of $0.3 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Statements of Income and on Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest rate contracts	$17,151	$6,497
Total	$17,151	$6,497

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

7.  Income Taxes

Income tax benefit for the three months ended March 31, 2022 and March 31, 2021 was $6.5 million and $0.4 million, respectively. The effective tax rate for the three months ended March 31, 2022 and March 31, 2021, was 23.5%. and 21.2%, respectively. The Company's effective tax rates differed from the U.S. federal statutory rate of 21% largely due to executive compensation as defined in IRS code Section 162(m) and a discrete item recorded in the first quarter of 2022.

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

The Company qualified for the Employment Retention Credit (“ERC”) and recognized a credit of $0.7 million for the three months ended March 31, 2021 as a reduction to payroll tax.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2022 and December 31, 2021 was estimated to have a fair value of approximately $116.9 million and $117.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2022 and December 31, 2021 was estimated to have a fair value of approximately $1,706.5 million and $1,827.4 million respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2022 and December 31, 2021, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of March 31, 2022 was $24.4 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The Company recorded interest expense of $0.3 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively, from derivative instruments.

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

	Total Losses
	Three Months Ended March 31,
	2022	2021
	(in thousands)
Equipment held for lease	$21,117	$1,867
Total	$21,117	$1,867

Write-downs of equipment to their estimated fair values totaled $21.1 million for the three months ended March 31, 2022, reflecting an adjustment of the carrying value of three impaired engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia due to the Russia and Ukraine conflict and were expected to be unrecoverable as of March 31, 2022. The remaining $0.7 million write-down was in the ordinary course of business. As of March 31, 2022, included within equipment held for lease and equipment held for sale was $36.6 million in remaining book values of 24 assets which were previously written down.

A write-down of $1.9 million was recorded during the three months ended March 31, 2021 reflecting an adjustment of the carrying value of one impaired airframe.
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

There were 0.3 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders	$(22,023)	$(2,154)

Basic weighted average common shares outstanding	5,951	5,995
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	5,951	5,995

Basic weighted average loss per common share	$(3.70)	$(0.36)
Diluted weighted average loss per common share	$(3.70)	$(0.36)
10. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. Repurchased shares are immediately retired. During the three months ended March 31, 2022, the Company repurchased a total of 52,780 shares of common stock for approximately $1.8 million at a weighted average price of $34.86 per share. No shares were purchased during the three months ended March 31, 2021. At March 31, 2022, approximately $43.0 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2022 and 2021, the Company paid total dividends of $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
2007 Stock Incentive Plan	$—	$685
2021 Stock Incentive Plan	4,607	1,999
Employee Stock Purchase Plan	22	78
Total Stock Compensation Expense	$4,629	$2,762

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date. As of March 31, 2022, there were no stock options outstanding under the 2007 Plan.

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

As of March 31, 2022, the Company had granted 926,300 RSAs under the 2021 Plan and had 968,296 RSAs available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity during the three months ended March 31, 2022:

Shares
Balance of unvested shares as of December 31, 2021	560,608
Shares granted	—
Shares forfeited	—
Shares vested	—
Balance of unvested shares as of March 31, 2022	560,608

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In the three months ended March 31, 2022 and 2021, 9,919 and 8,307 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended March 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$38,125	$—	$—	$38,125
Maintenance reserve revenue	14,834	—	—	14,834
Spare parts and equipment sales	202	6,428	—	6,630
Gain on sale of leased equipment	2,298	—	—	2,298
Other revenue	6,812	176	(58)	6,930
Total revenue	62,271	6,604	(58)	68,817

Expenses:
Depreciation and amortization expense	21,782	27	—	21,809
Cost of spare parts and equipment sales	6	4,856	—	4,862
Write-down of equipment	21,117	—	—	21,117
General and administrative	22,806	799	—	23,605
Technical expense	5,646	—	—	5,646
Net finance costs:
Interest expense	16,883	—	—	16,883
Total finance costs	16,883	—	—	16,883
Total expenses	88,240	5,682	—	93,922
(Loss) earnings from operations	$(25,969)	$922	$(58)	$(25,105)

Three Months Ended March 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$31,520	$—	$—	$31,520
Maintenance reserve revenue	19,812	—	—	19,812
Spare parts and equipment sales	85	4,591	(110)	4,566
Other revenue	5,206	56	(35)	5,227
Total revenue	56,623	4,647	(145)	61,125

Expenses:
Depreciation and amortization expense	24,112	29	—	24,141
Cost of spare parts and equipment sales	6	3,817	(14)	3,809
Write-down of equipment	1,867	—	—	1,867
General and administrative	15,557	484	110	16,151
Technical expense	1,310	—	—	1,310
Net finance costs:
Interest expense	15,019	—	—	15,019
Total finance costs	15,019	—	—	15,019
Total expenses	57,871	4,330	96	62,297
(Loss) earnings loss from operations	$(1,248)	$317	$(241)	$(1,172)

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2022	$2,375,485	$54,441	$—	$2,429,926
Total assets as of December 31, 2021	$2,415,635	$47,292	$—	$2,462,927

13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.5 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

Other

During 2020, the Board’s independent directors approved the Company’s agreement to a lease with our former Chief Executive Officer (“CEO”) in support of the Company’s marine vessel leasing business. That lease provided for a payment to our former CEO of $750 per day for the use of his tender in support of our vessel lease to a third-party lessee. The Company paid a total of $12,000 during the three months ended March 31, 2021 for usage of the tender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2022, all of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842. As of March 31, 2022, we had 75 lessees in 39 countries and four of our lessees were located in Russia. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2022, $1,951.4 million of equipment held in our operating lease portfolio and $114.3 million of notes receivable represented 298 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of March 31, 2022, we also managed 349 engines, aircraft and related equipment on behalf of other parties.

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

Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company had temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represented a significant disruption in how the Company operates its business. In January 2022, the Company lifted travel restrictions and has also subsequently opened its corporate headquarters and other offices for employees and contractors to work from offices at their discretion. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. The operations of the Company’s partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company’s business, results of operation, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company’s lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company’s customers to go out of business, and limited the ability of the Company’s personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

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

In February 2022, Russia commenced a military action with Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. Further, the full impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Revenue is summarized as follows:

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$38,125	$31,520	21.0%
Maintenance reserve revenue	14,834	19,812	(25.1)%
Spare parts and equipment sales	6,630	4,566	45.2%
Gain on sale of leased equipment	2,298	—	N/A
Other revenue	6,930	5,227	32.6%
Total revenue	$68,817	$61,125	12.6%
Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $6.6 million, or 21.0%, to $38.1 million in the three months ended March 31, 2022 from $31.5 million for the three months ended March 31, 2021. The increase is due to an increase in the number of engines placed on lease as supported by an increase in utilization compared to the prior year period. These increases were partially offset by a lower lease rent factor due to leases on newer technology engines which tend to have longer term leases and lower rent rates. During the three months ended March 31, 2022, we purchased equipment (including capitalized costs) totaling $24.2 million, which consisted of one engine and other parts and equipment purchased for our lease portfolio. During the three months ended March 31, 2021, we purchased equipment (including capitalized costs) totaling $26.5 million, which consisted of two engines and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2022 and 2021, respectively.

The aggregate net book value of equipment held for lease at March 31, 2022 and 2021 consisted of $1,951.4 million and $114.3 million notes receivable and $1,887.9 million and $197.6 million notes receivable, respectively. Average utilization (based on net book value) was approximately 84% and 80% for the three months ended March 31, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $5.0 million, or 25.1%, to $14.8 million for the three months ended March 31, 2022 from $19.8 million for the three months ended March 31, 2021. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $8.2 million for the three months ended March 31, 2022 compared to $17.2 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $6.6 million of short-term maintenance revenues compared to $2.7 million in the comparable prior period.

Spare Parts and Equipment Sales.  Spare parts sales increased by $2.1 million, or 45.2%, to $6.6 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021. The increase in spare parts sales for the first quarter of 2022 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. There were no equipment sales for the three months ended March 31, 2022 or 2021, respectively.
Gain on Sale of Leased Equipment. During the three months ended March 31, 2022, we sold five engines and other parts and equipment from the lease portfolio for a net gain of $2.3 million. There was no gain on sale of leased equipment during the three months ended March 31, 2021.
Other Revenue.  Other revenue increased by $1.7 million, to $6.9 million in the three months ended March 31, 2022 from $5.2 million in the three months ended March 31, 2021. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items. The increase in the first quarter of 2022 compared to the prior year period primarily reflects increased service revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.3 million, or 9.7%, to $21.8 million for the three months ended March 31, 2022 compared to $24.1 million for the three months ended March 31, 2021. The decrease primarily reflects assets reaching their residual value in the prior year.
Cost of Spare Parts and Equipment Sales.  Cost of spare parts sales increased by $1.1 million, or 27.6%, to $4.9 million for the three months ended March 31, 2022 compared to $3.8 million for the three months ended March 31, 2021. There was no equipment or cost of equipment sales for the three months ended March 31, 2022 and 2021.
Write-down of Equipment. Write-down of equipment was $21.1 million for the three months ended March 31, 2022, reflecting the write-down of three engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia due to the Russia and Ukraine conflict and were expected to be unrecoverable as of March 31, 2022. The remaining $0.7 million write-down was in the ordinary course of business. Write-down of equipment was $1.9 million for the three months ended March 31, 2021, reflecting the write-down of one airframe.

General and Administrative Expenses. General and administrative expenses increased by $7.5 million, or 46.2%, to $23.6 million for the three months ended March 31, 2022 compared to $16.2 million for the three months ended March 31, 2021. The increase primarily reflects a $2.5 million increase in personnel costs, inclusive of a $1.0 million bonus to our Executive Chairman for his 25 years of prior service to the Company, a $0.7 million of incremental wage expense due to annual increases and new employee hiring, as well as a $0.7 million reduction to the prior year period personnel costs resulting from the Coronavirus Aid, Relief, and Economic Security Act employee retention credit. Stock based compensation reflected an additional $1.9 million of expense which was driven by an increase in stock price prior to the 2021 RSA grant. General and Administrative expenses were also negatively impacted by $1.6 million in accrued legal expenses. Additionally, with the lifting of travel bans and the opening of various markets, travel and related costs increased by $1.1 million as our sales force reengaged with customers globally.
Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $4.3 million to $5.6 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. The increase is primarily due to an increase in engine maintenance and hub repairs resulting from an FAA airworthiness directive, as well as the industry-wide increase in engine and aircraft utilization, as compared to the prior year period.
Net Finance Costs. Net finance costs increased $1.9 million, or 12.4%, to $16.9 million for the three months ended March 31, 2022 compared to $15.0 million for the three months ended March 31, 2021. The increase is due to higher LIBOR rates and pricing on the revolving credit facility, as compared to the prior year period. Debt obligations outstanding, net of unamortized debt issuance costs, as of March 31, 2022 and 2021, were $1,759.1 million and $1,724.1 million, respectively. After adjustment for interest rate derivative instruments, $80.0 million and $217.0 million as of March 31, 2022 and 2021, respectively, were tied to one-month LIBOR. As of March 31, 2022 and 2021, we held $500 million and $600 million, respectively, of interest rate derivative instruments on this debt and one-month LIBOR was 0.45% and 0.11% respectively.
Income Tax Benefit.  Income tax benefit was $6.5 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021. The effective tax rate for the first quarter of 2022 was 23.5% compared to 21.2% in the prior year period. The Company's effective tax rates differed from the U.S. federal statutory rate of 21% largely due to executive compensation as defined in IRS code Section 162(m) and a discrete item recorded in the first quarter of 2022.
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2022, the Company had $14.1 million of cash and cash equivalents and $68.9 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $21.0 million and $54.0 million for the three months ended March 31, 2022 and 2021, respectively, was derived from our borrowing activities. In these same time periods, $53.3 million and $24.6 million, respectively, was used to pay down related debt.

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
Cash Flows Discussion
Cash flows provided by operating activities was $28.3 million and $22.6 million for the three months ended March 31, 2022 and 2021, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82%, by book value, of our assets were on-lease as of March 31, 2022 and December 31, 2021, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2022 and 2021 was approximately 84% and 80%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $6.3 million for the three months ended March 31, 2022 and primarily reflected $24.2 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.3 million of proceeds from the sale of equipment. Cash flows used in investing activities was $65.5 million in the three months ended March 31, 2021, and primarily reflected $39.8 million related to leases entered into during the first quarter of 2021 which were classified as notes receivable under ASC 842 and $26.5 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period).
Cash flows used in financing activities was $34.7 million for the three months ended March 31, 2022 and primarily reflected $53.3 million in principal payments and $1.8 million of share repurchases, partially offset by $21.0 million in proceeds from debt obligations. Cash flows provided by financing activities was $28.7 million for the three months ended March 31, 2021 and primarily reflected $54.0 million in proceeds from debt obligations, partially offset by $24.6 million in principal payments.

Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the three months ended March 31, 2022 and 2021, the Company paid total dividends of $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At March 31, 2022, debt obligations consisted of loans totaling $1,759.1 million, net of unamortized issuance costs, payable with interest rates varying between approximately 1.8% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2022, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2022, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2022:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,777,363	$72,266	$704,794	$338,490	$661,813
Interest payments under debt obligations	267,928	61,165	104,326	71,884	30,553
Operating lease obligations	5,482	981	1,635	1,538	1,328
Purchase obligations	439,917	127,697	241,220	71,000	—
Total	$2,490,690	$262,109	$1,051,975	$482,912	$693,694

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we have purchased three new LEAP-1B engines and are currently committed to purchasing 12 additional new LEAP-1B engines for $170.6 million and 19 additional new LEAP-1A engines for $269.3 million by 2025. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified globally and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2022 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments will vary due to changes in the rates for one-month LIBOR.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2022, $580.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $0.8 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2022 and 2021, 57% and 55%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, as a result of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. Management, including the CEO and CFO, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control structure is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the CEO and CFO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified a material weakness in the Company’s internal control over financial reporting, which is described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the review process related to the three months ended March 31, 2022, Management, together with the Company’s independent registered public accounting firm, identified a material weakness in one of the Company’s internal controls related to the review of the quarterly income tax provision. Specifically, the Company’s evaluation of the quarterly income tax provision did not include a review process sufficiently precise to evaluate the accuracy of the income tax expense (benefit) calculation during the quarter ended March 31, 2022. Additionally, the review was not sufficiently detailed to identify a material misstatement in the calculation of the income tax expense (benefit).

Based on the results of its evaluation and the material weakness described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of March 31, 2022.

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Management has commenced the process of designing a remediation plan.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022 and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Common stock repurchases, under our authorized plan, in the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 2022	18,431	$35.93	18,431	$44,178
February 2022	16,573	$35.32	16,573	$43,593
March 2022	17,776	$33.47	17,776	$42,997
Total	52,780	$34.86	52,780	$42,997
Item 5. Other Information

On March 3, 2022, the Board appointed Austin C. Willis, a member of the Board and the Company’s Senior Vice President, Corporate Development, as the Company’s Chief Executive Officer, effective April 1, 2022.

In connection with the appointment of Austin C. Willis, Charles F. Willis, IV, the Chairman and Chief Executive Officer of the Company, notified the Board of his decision to step down as Chief Executive Officer, effective April 1, 2022. Charles F. Willis, IV continues to serve as the Chairman of the Board and assumed the role of Executive Chairman on April 1, 2022.

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

The foregoing descriptions of the employment agreements are qualified in their entirety by reference to the employment agreements, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.
EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of March 3, 2022 and effective as of April 1, 2022, by and between the Company and Austin C. Willis.
10.2	Employment Agreement, dated as of March 3, 2022 and effective as of April 1, 2022, by and between the Company and Charles F. Willis IV.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 10, 2022

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)