Form 10-Q
period 2022-06-30
WILLIS LEASE FINANCE CORP
filed 2022-08-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of August 3, 2022 was 6,097,024.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, this quarterly report on Form 10-Q for the three and six months ended June 30, 2022, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$12,858	$14,329
Restricted cash	60,982	81,312
Equipment held for operating lease, less accumulated depreciation of $518,249 and $524,968 at June 30, 2022 and December 31, 2021, respectively	1,957,638	1,991,368
Maintenance rights	22,511	22,511
Equipment held for sale	4,380	6,952
Receivables, net of allowances of $1,291 and $1,154 at June 30, 2022 and December 31, 2021, respectively	40,472	39,623
Spare parts inventory	43,396	50,959
Investments	55,341	55,927
Property, equipment & furnishings, less accumulated depreciation of $14,676 and $13,484 at June 30, 2022 and December 31, 2021, respectively	32,737	31,327
Intangible assets, net	1,158	1,188
Notes receivable	83,295	115,456
Investment in sales-type leases	7,025	—
Other assets	74,590	51,975
Total assets (1)	$2,396,383	$2,462,927

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,183	$26,858
Deferred income taxes	127,400	124,332
Debt obligations	1,731,807	1,790,264
Maintenance reserves	56,811	65,976
Security deposits	18,037	19,349
Unearned revenue	11,404	10,458
Total liabilities (2)	1,971,642	2,037,237

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2022 and December 31, 2021, respectively)	49,847	49,805

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,609 and 6,531 shares issued at June 30, 2022 and December 31, 2021, respectively)	63	65
Paid-in capital in excess of par	14,562	15,401
Retained earnings	338,441	355,388
Accumulated other comprehensive income, net of income tax expense of $6,328 and $1,469 at June 30, 2022 and December 31, 2021, respectively	21,828	5,031
Total shareholders’ equity	374,894	375,885
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,396,383	$2,462,927
_____________________________

(1)Total assets at June 30, 2022 and December 31, 2021, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $60,982 and $81,312; Equipment $1,205,623 and $1,226,395; Maintenance Rights $5,433 and $5,433; Inventory $0 and $4,367; Notes receivable $81,621 and $90,868; and Other assets $5,519 and $4,775, respectively.
(2)Total liabilities at June 30, 2022 and December 31, 2021, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,160,849 and $1,197,922, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Lease rent revenue	$36,704	$32,431	$74,829	$63,951
Maintenance reserve revenue	24,245	17,278	39,079	37,090
Spare parts and equipment sales	6,792	3,569	13,422	8,135
Gain on sale of leased equipment	498	—	2,796	—
Gain on sale of financial assets	3,116	—	3,116	—
Asset transition fee	—	6,256	—	6,256
Other revenue	6,720	6,938	13,650	12,165
Total revenue	78,075	66,472	146,892	127,597

EXPENSES
Depreciation and amortization expense	21,612	23,340	43,421	47,481
Cost of spare parts and equipment sales	7,014	3,278	11,876	7,087
Write-down of equipment	78	2,246	21,195	4,113
General and administrative	20,427	19,499	44,032	35,650
Technical expense	3,436	2,296	9,082	3,606
Net finance costs:
Interest expense	16,023	16,987	32,906	32,006
Total net finance costs	16,023	16,987	32,906	32,006
Total expenses	68,590	67,646	162,512	129,943

Income (loss) from operations	9,485	(1,174)	(15,620)	(2,346)
Income (loss) from joint ventures	1,469	(685)	(1,147)	(1,204)
Income (loss) before income taxes	10,954	(1,859)	(16,767)	(3,550)
Income tax expense (benefit)	5,046	(1,917)	(1,474)	(2,276)
Net income (loss)	5,908	58	(15,293)	(1,274)
Preferred stock dividends	811	811	1,612	1,612
Accretion of preferred stock issuance costs	21	21	42	42
Net income (loss) attributable to common shareholders	$5,076	$(774)	$(16,947)	$(2,928)

Basic weighted average income (loss) per common share	$0.83	$(0.12)	$(2.81)	$(0.48)
Diluted weighted average income (loss) per common share	$0.81	$(0.12)	$(2.81)	$(0.48)

Basic weighted average common shares outstanding	6,129	6,218	6,040	6,107
Diluted weighted average common shares outstanding	6,246	6,218	6,040	6,107
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$5,908	$58	$(15,293)	$(1,274)
Other comprehensive income (loss):
Currency translation adjustment	(901)	(2,674)	(848)	158
Unrealized gain (loss) on derivative instruments	3,945	(769)	21,096	5,727
Unrealized gain on derivative instruments at joint venture	319	157	1,409	711
Net gain (loss) recognized in other comprehensive income (loss)	3,363	(3,286)	21,657	6,596
Tax expense (benefit) related to items of other comprehensive income (loss)	759	(720)	4,860	1,495
Other comprehensive income (loss)	2,604	(2,566)	16,797	5,101
Total comprehensive income (loss)	$8,512	$(2,508)	$1,504	$3,827

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended June 30, 2022 and 2021
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2022	2,500	$49,826	6,488	$65	$18,353	$333,365	$19,224	$371,007
Net income	—	—	—	—	—	5,908	—	5,908
Net unrealized loss from currency translation adjustment, net of tax benefit of $202	—	—	—	—	—	—	(698)	(698)
Net unrealized gain from derivative instruments, net of tax expense of $961	—	—	—	—	—	—	3,302	3,302
Shares repurchased	—	—	(101)	(1)	(3,337)	—	—	(3,338)
Shares issued under stock compensation plans	—	—	330	(1)	1	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,041	—	—	3,041
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at March 31, 2021	2,500	$49,743	6,577	$66	$16,580	$353,216	$2,550	$372,412
Net income	—	—	—	—	—	58	—	58
Net unrealized loss from currency translation adjustment, net of tax benefit of $600	—	—	—	—	—	—	(2,074)	(2,074)
Net unrealized loss from derivative instruments, net of tax benefit of $120	—	—	—	—	—	—	(492)	(492)
Shares issued under stock compensation plans	—	—	287	2	(2)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(115)	(1)	(4,918)	—	—	(4,919)
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,536	—	—	4,536
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Six months ended June 30, 2022 and 2021
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(15,293)	—	(15,293)
Net unrealized loss from currency translation adjustment, net of tax benefit of $191	—	—	—	—	—	—	(657)	(657)
Net unrealized gain from derivative instruments, net of tax expense of $5,051	—	—	—	—	—	—	17,454	17,454
Shares repurchased	—	—	(154)	(1)	(5,179)	—	—	(5,180)
Shares issued under stock compensation plans	—	—	340	(1)	166	—	—	165
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,670	—	—	7,670
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net loss	—	—	—	—	—	(1,274)	—	(1,274)
Net unrealized gain from currency translation adjustment, net of tax expense of $35	—	—	—	—	—	—	123	123
Net unrealized gain from derivative instruments, net of tax expense of $1,460	—	—	—	—	—	—	4,978	4,978
Shares issued under stock compensation plans	—	—	295	2	167	—	—	169
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(116)	(1)	(4,965)	—	—	(4,966)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,298	—	—	7,298
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,293)	$(1,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,421	47,481
Write-down of equipment	21,195	4,113
Stock-based compensation expense	7,670	7,298
Amortization of deferred costs	2,667	2,377
Allowances and provisions	400	25
Gain on sale of leased equipment	(2,796)	—
Gain on sale of financial assets	(3,116)	—
Loss from joint ventures	1,147	1,204
Loss on disposal of property, equipment and furnishings	—	40
Deferred income taxes	(1,792)	(2,677)
Changes in assets and liabilities:
Receivables	(1,249)	(16,868)
Inventory	8,684	2,484
Other assets	(2,576)	(1,796)
Accounts payable and accrued expenses	(46)	9,048
Maintenance reserves	(1,266)	(9,086)
Security deposits	(81)	1,052
Unearned revenue	796	(603)
Net cash provided by operating activities	57,765	42,818

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	47,657	—
Proceeds from sale of notes receivable	40,705	—
Issuance of notes receivable	(15,270)	(42,495)
Payments received on notes receivable	2,118	5,558
Purchase of equipment held for operating lease	(81,336)	(63,791)
Purchase of property, equipment and furnishings	(2,623)	(753)
Net cash used in investing activities	(8,749)	(101,481)

Cash flows from financing activities:
Proceeds from debt obligations	59,000	395,700
Debt issuance costs	—	(4,556)
Principal payments on debt obligations	(119,685)	(175,799)
Proceeds from shares issued under stock compensation plans	165	169
Cancellation of restricted stock units in satisfaction of withholding tax	(3,496)	(4,966)
Repurchase of common stock	(5,180)	—
Preferred stock dividends	(1,621)	(1,621)
Net cash (used in) provided by financing activities	(70,817)	208,927

(Decrease) increase in cash, cash equivalents and restricted cash	(21,801)	150,264
Cash, cash equivalents and restricted cash at beginning of period	95,641	78,925
Cash, cash equivalents and restricted cash at end of period	$73,840	$229,189

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$31,269	$30,221
Income Taxes	$879	$1,230

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investment in sales-type leases	$7,025	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$1,121	$488
Transfers from Equipment held for operating lease to Equipment held for sale	$4,749	$9,613
Transfers from Spare parts inventory to Equipment held for operating lease	$—	$1,555
Accrued preferred stock dividends	$9	$9

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2022.

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

(c)   Risks and Uncertainties

As a result of the COVID-19 pandemic, the Company had temporarily closed its headquarters and other offices, required its employees and contractors to predominately work remotely, and implemented travel restrictions, all of which represented a significant disruption in how the Company operates its business. In January 2022, the Company lifted travel restrictions and has also subsequently opened its corporate headquarters and other offices for employees and contractors to work from offices at their discretion. The Company has also taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. The operations of the Company's partners and customers have likewise been disrupted. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the ongoing COVID-19 pandemic has caused significant disruptions to the airline industry and has resulted in a dramatic reduction in demand for air travel domestically and abroad, which is likely to continue for the foreseeable future. Lower demand for air travel in turn presents significant risks to the Company, resulting in impacts which have adversely affected the Company's business, results of operations, and financial condition. Lower demand for spare parts and engine and airframe leasing has negatively impacted collections of accounts receivable, caused the Company's lessee customers to not enter into new leases, resulted in reduced spending by new and existing customers for leases or spare parts or equipment, resulted in lower usage fees, caused some of the Company's customers to go out of business, and limited the ability of the Company's personnel to travel to customers and potential customers. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

Other than what has been reflected in the Unaudited Condensed Consolidated Financial Statements, the Company is not aware of any specific event or circumstance related to the COVID-19 pandemic that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

In February 2022, Russia commenced military action with Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. Further, the full impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company's financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, “Lease (Topic 842): Lessors – Certain Leases with Variable Lease Payments” related to accounting for sales-type leases or direct financing leases with variable lease payments. This ASU is effective for interim and annual years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and the adoption had no impact to the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” related to disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This ASU is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted this guidance effective January 1, 2022, and the adoption had no impact to the Company's consolidated financial statements and related disclosures.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2022 and 2021 (in thousands):

Three months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$36,704	$—	$—	$36,704
Maintenance reserve revenue	24,245	—	—	24,245
Spare parts and equipment sales	49	6,743	—	6,792
Gain on sale of leased equipment	498	—	—	498
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	4,787	—	—	4,787
Other revenue	1,904	58	(29)	1,933
Total revenue	$71,303	$6,801	$(29)	$78,075

Three Months Ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$32,431	$—	$—	$32,431
Maintenance reserve revenue	17,278	—	—	17,278
Spare parts and equipment sales	84	3,375	110	3,569
Managed services	3,247	—	—	3,247
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	3,669	41	(19)	3,691
Total revenue	$62,965	$3,416	$91	$66,472

Six months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$74,829	$—	$—	$74,829
Maintenance reserve revenue	39,079	—	—	39,079
Spare parts and equipment sales	251	13,171	—	13,422
Gain on sale of leased equipment	2,796	—	—	2,796
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	9,431	—	—	9,431
Other revenue	4,072	234	(87)	4,219
Total revenue	$133,574	$13,405	$(87)	$146,892

Six months ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$63,951	$—	$—	$63,951
Maintenance reserve revenue	37,090	—	—	37,090
Spare parts and equipment sales	169	7,966	—	8,135
Managed services	5,515	—	—	5,515
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	6,607	97	(54)	6,650
Total revenue	$119,588	$8,063	$(54)	$127,597
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.
3. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2022, the Company had $1,957.6 million equipment held in our operating lease portfolio, $83.3 million notes receivable, and $7.0 million investment in sales-type leases, which represented 293 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, the Company had $1,991.4 million equipment held in our operating lease portfolio and $115.5 million notes receivable which represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2022			December 31, 2021
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,323,147	$(506,318)	$1,816,829	$2,368,496	$(515,442)	$1,853,054
Aircraft and airframes	139,270	(9,830)	129,440	134,370	(7,790)	126,580
Marine vessel	13,470	(2,101)	11,369	13,470	(1,736)	11,734
	$2,475,887	$(518,249)	$1,957,638	$2,516,336	$(524,968)	$1,991,368
Notes Receivable
During the three months ended June 30, 2022 and 2021, the Company recorded interest income related to the notes receivable of $1.9 million and $3.6 million, respectively, and $4.0 million and $6.5 million during the six months ended June 30, 2022 and 2021, respectively, and is presented within Other revenue. The effective interest rates on our notes receivable ranged from 7.1% to 12.2% as of June 30, 2022 and 6.3% to 12.2% as of June 30, 2021.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. As of June 30, 2022, WMES owned a lease portfolio, inclusive of 36 engines and five aircraft with a net book value of $258.9 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2022, CASC Willis owned a lease portfolio of four engines with a net book value of $45.5 million.

As of June 30, 2022	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2021	$39,069	$16,858	$55,927
Loss from joint ventures	(931)	(216)	(1,147)
Foreign currency translation adjustment	—	(848)	(848)
Other comprehensive gain from joint ventures	1,409	—	1,409
Investment in joint ventures as of June 30, 2022	$39,547	$15,794	$55,341

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.5 million and $0.4 million of management fees earned during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES or CASC Willis during the six months ended June 30, 2022 and 2021.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$21,185	$4,885	$30,726	$9,646
Expenses	17,687	6,606	32,690	12,775
WMES net income (loss)	$3,498	$(1,721)	$(1,964)	$(3,129)

	June 30, 2022	December 31, 2021
	(in thousands)
Total assets	$285,114	$310,260
Total liabilities	202,735	225,917
Total WMES net equity	$82,379	$84,343

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at June 30, 2022, secured by engines. The facility has a committed amount of $1.0 billion at June 30, 2022, which revolves until the maturity date of June 2024	$569,000	$590,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	266,982	273,723
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	37,086	38,022
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	16,762	18,158
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	263,489	272,909
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	36,609	38,004
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	14,646	16,342
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	251,949	262,260
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	38,885
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	217,020	223,815
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,195
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	4,313	5,307
	1,748,936	1,809,620
Less: unamortized debt issuance costs	(17,129)	(19,356)
Total debt obligations	$1,731,807	$1,790,264

One-month LIBOR was 1.79% and 0.10% as of June 30, 2022 and December 31, 2021, respectively.

Principal outstanding at June 30, 2022, is expected to be repayable as follows:

Year	(in thousands)
2022	$50,832
2023	62,369
2024	630,536
2025	60,300
2026	282,048
Thereafter	662,851
Total	$1,748,936
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually, and the Company was in full compliance with all financial covenant requirements at June 30, 2022.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $569.0 million and $590.0 million of variable rate borrowings at June 30, 2022 and December 31, 2021, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of June 30, 2022, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 19 months and two with remaining terms of 43 months as of June 30, 2022. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 24 months as of June 30, 2022. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2022.

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

The net fair value of the interest rate swaps as of June 30, 2022 was $28.4 million, representing an asset and is reflected within other assets on the condensed consolidated balance sheet. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million, reflected within other assets and accounts payable and accrued expenses on the condensed consolidated balance sheet, respectively. The Company recorded an adjustment to interest expense of $(0.9) million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $(0.6) million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Interest rate contracts	$3,945	$(769)	$21,096	$5,727
Total	$3,945	$(769)	$21,096	$5,727

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

7.  Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2022 was $5.0 million and $(1.5) million, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 46.1% and 8.8%, respectively. Income tax benefit for the three and six months ended June 30, 2021 was $1.9 million and $2.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 103.1% and 64.1%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and a discrete item recorded in the prior quarter associated with a write-down of engines due to the Russia and Ukraine conflict. Refer to Note 8 "Fair Value Measurements" for further detail on the write-downs related to Russia.

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportions of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code and numerous other factors, including changes in tax law.

The Company qualified for the Employment Retention Credit (“ERC”) and recognized a credit of $0.7 million and $1.4 million for the three and six months ended June 30 2021, respectively, as a reduction to payroll tax.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2022 and December 31, 2021 was estimated to have a fair value of approximately $85.3 million and $117.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investment in sales-type leases: The carrying amount of the Company's outstanding balance on its Investment in sales-type leases as of June 30, 2022 was estimated to have a fair value of approximately $7.0 million based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs). The Company did not have investment in sales-type leases at December 31, 2021.

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2022 and December 31, 2021 was estimated to have a fair value of approximately $1,549.0 million and $1,827.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2022 and December 31, 2021, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of June 30, 2022 was $28.4 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The Company recorded an adjustment to interest expense of $(0.9) million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $(0.6) million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively, from derivative instruments.

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

	Total Losses
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Equipment held for lease	$—	$2,246	$21,117	$4,113
Equipment held for sale	78	—	78	—
Total	$78	$2,246	$21,195	$4,113

Write-downs of equipment to their estimated fair values totaled $0.1 million for the three months ended June 30, 2022. Write-downs of equipment to their estimated fair values totaled $21.2 million for the six months ended June 30, 2022, primarily reflecting an adjustment of the carrying value of three impaired engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined due to the Russia and Ukraine conflict to be unrecoverable. The remaining write-downs were in the ordinary course of business. As of June 30, 2022, included within equipment held for lease and equipment held for sale was $32.8 million in remaining book values of 19 assets which were previously written down.

Write-downs of equipment to their estimated fair values totaled $2.2 million for the three months ended June 30, 2021, reflecting an adjustment of the carrying value of four impaired engines. Write-downs of equipment to their estimated fair values totaled $4.1 million for the six months ended June 30, 2021, reflecting an adjustment of the carrying value of four impaired engines and one airframe.
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

There were no anti-dilutive shares for the three months ended June 30, 2022. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the six months ended June 30, 2022. There were 0.2 million and 0.3 million anti-dilutive shares for the three and six months ended June 30, 2021, respectively.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$5,076	$(774)	$(16,947)	$(2,928)

Basic weighted average common shares outstanding	6,129	6,218	6,040	6,107
Potentially dilutive common shares	117	—	—	—
Diluted weighted average common shares outstanding	6,246	6,218	6,040	6,107

Basic weighted average income (loss) per common share	$0.83	$(0.12)	$(2.81)	$(0.48)
Diluted weighted average income (loss) per common share	$0.81	$(0.12)	$(2.81)	$(0.48)
10. Equity

Common Stock Repurchase

Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan, extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company's common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan, extending the plan through December 31, 2022. Repurchased shares are immediately retired. During the six months ended June 30, 2022, the Company repurchased a total of 154,215 shares of common stock for approximately $5.2 million at a weighted average price of $33.98 per share. During the six months ended June 30, 2021, no shares were repurchased. At June 30, 2022, approximately $39.6 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2022 and 2021, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$—	$957	$—	$1,642
2021 Stock Incentive Plan	3,027	3,507	7,634	5,506
Employee Stock Purchase Plan	14	72	36	150
Total Stock Compensation Expense	$3,041	$4,536	$7,670	$7,298

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of June 30, 2022, there were no stock options outstanding under the 2007 Plan.

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

As of June 30, 2022, the Company had granted 1,256,700 RSAs under the 2021 Plan and had 637,896 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the six months ended June 30, 2022:

Shares
Balance of unvested shares as of December 31, 2021	560,608
Shares granted	330,400
Shares forfeited	—
Shares vested	(368,810)
Balance of unvested shares as of June 30, 2022	522,198

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2022 and 2021, 9,919 and 8,307 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three Months Ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$36,704	$—	$—	$36,704
Maintenance reserve revenue	24,245	—	—	24,245
Spare parts and equipment sales	49	6,743	—	6,792
Gain on sale of leased equipment	498	—	—	498
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	6,691	58	(29)	6,720
Total revenue	71,303	6,801	(29)	78,075

Expenses:
Depreciation and amortization expense	21,585	27	—	21,612
Cost of spare parts and equipment sales	4	7,010	—	7,014
Write-down of equipment	78	—	—	78
General and administrative	19,581	846	—	20,427
Technical expense	3,436	—	—	3,436
Net finance costs:
Interest expense	16,023	—	—	16,023
Total finance costs	16,023	—	—	16,023
Total expenses	60,707	7,883	—	68,590
Earnings (loss) from operations	$10,596	$(1,082)	$(29)	$9,485

Three Months Ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$32,431	$—	$—	$32,431
Maintenance reserve revenue	17,278	—	—	17,278
Spare parts and equipment sales	84	3,375	110	3,569
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	6,916	41	(19)	6,938
Total revenue	62,965	3,416	91	66,472

Expenses:
Depreciation and amortization expense	23,311	29	—	23,340
Cost of spare parts and equipment sales	2	3,276	—	3,278
Write-down of equipment	2,246	—	—	2,246
General and administrative	19,143	466	(110)	19,499
Technical expense	2,296	—	—	2,296
Net finance costs:
Interest expense	16,987	—	—	16,987
Total finance costs	16,987	—	—	16,987
Total expenses	63,985	3,771	(110)	67,646
(Loss) earnings from operations	$(1,020)	$(355)	$201	$(1,174)
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

Six Months Ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$74,829	$—	$—	$74,829
Maintenance reserve revenue	39,079	—	—	39,079
Spare parts and equipment sales	251	13,171	—	13,422
Gain on sale of leased equipment	2,796	—	—	2,796
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	13,503	234	(87)	13,650
Total revenue	133,574	13,405	(87)	146,892

Expenses:
Depreciation and amortization expense	43,367	54	—	43,421
Cost of spare parts and equipment sales	10	11,866	—	11,876
Write-down of equipment	21,195	—	—	21,195
General and administrative	42,387	1,645	—	44,032
Technical expense	9,082	—	—	9,082
Net finance costs:
Interest expense	32,906	—	—	32,906
Total finance costs	32,906	—	—	32,906
Total expenses	148,947	13,565	—	162,512
Loss from operations	$(15,373)	$(160)	$(87)	$(15,620)

Six Months Ended June 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$63,951	$—	$—	$63,951
Maintenance reserve revenue	37,090	—	—	37,090
Spare parts and equipment sales	169	7,966	—	8,135
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	12,122	97	(54)	12,165
Total revenue	119,588	8,063	(54)	127,597

Expenses:
Depreciation and amortization expense	47,423	58	—	47,481
Cost of spare parts and equipment sales	8	7,093	(14)	7,087
Write-down of equipment	4,113	—	—	4,113
General and administrative	34,700	950	—	35,650
Technical expense	3,606	—	—	3,606
Net finance costs:
Interest expense	32,006	—	—	32,006
Total finance costs	32,006	—	—	32,006
Total expenses	121,856	8,101	(14)	129,943
Loss from operations	$(2,268)	$(38)	$(40)	$(2,346)
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2022	$2,345,586	$50,797	$—	$2,396,383
Total assets as of December 31, 2021	$2,415,635	$47,292	$—	$2,462,927
13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.5 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.
14. Subsequent Event
In July 2022, Scandinavian Airlines System ("SAS") announced that it had filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The impact to the Company for the three and six months ended June 30, 2022 was de minimis. The full impact of the SAS bankruptcy on the Company's financial condition, results of operations and cash flows is not determinable as of the date of these financial statements.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2022, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and a $7.0 million investment in sales-type leases. As of June 30, 2022, we had 79 lessees in 42 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2022, $1,957.6 million of equipment held in our operating lease portfolio, $83.3 million of notes receivable, and $7.0 million of investment in sales-type leases represented 293 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of June 30, 2022, we also managed 351 engines, aircraft and related equipment on behalf of other parties.

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
Results of Operations
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Revenue is summarized as follows:

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$36,704	$32,431	13.2%
Maintenance reserve revenue	24,245	17,278	40.3%
Spare parts and equipment sales	6,792	3,569	90.3%
Gain on sale of leased equipment	498	—	N/A
Gain on sale of financial assets	3,116	—	N/A
Asset transition fee	—	6,256	(100.0)%
Other revenue	6,720	6,938	(3.1)%
Total revenue	$78,075	$66,472	17.5%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $4.3 million, or 13.2%, to $36.7 million in the three months ended June 30, 2022 from $32.4 million for the three months ended June 30, 2021. The increase is due to an increase in the number of engines placed on lease as supported by an increase in utilization compared to the prior year period. During the three months ended June 30, 2022, we purchased equipment (including capitalized costs) totaling $57.1 million, which consisted of four engines and other parts and equipment purchased for our lease portfolio. During the three months ended June 30, 2021, we purchased equipment (including capitalized costs) totaling $37.3 million, which consisted of five engines and one aircraft purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, the aggregate net book value of equipment held for lease consisted of $1,957.6 million, $83.3 million notes receivable, and $7.0 million investment in sales-type leases. At June 30, 2021, the aggregate net book value of equipment held for lease consisted of $1,889.9 million and $195.6 million notes receivable. Average utilization (based on net book value) was approximately 82% and 81% for the three months ended June 30, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $7.0 million, or 40.3%, to $24.2 million for the three months ended June 30, 2022 from $17.3 million for the three months ended June 30, 2021. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $15.1 million for the three months ended June 30, 2022 compared to $14.8 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $9.2 million of short-term maintenance revenues compared to $2.5 million in the comparable prior period, resulting from an increase in global flight traffic subsequent to the most significant impacts of the COVID-19 pandemic.

Spare Parts and Equipment Sales. Spare parts sales increased by $3.2 million, or 90.3%, to $6.8 million for the three months ended June 30, 2022 compared to $3.6 million for the three months ended June 30, 2021. The increase in spare parts sales for the second quarter of 2022 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. There were no equipment sales for the three months ended June 30, 2022 and 2021.
Gain on Sale of Leased Equipment. During the three months ended June 30, 2022, we sold eight engines from the lease portfolio for a net gain of $0.5 million. There was no gain on sale of leased equipment during the three months ended June 30, 2021.
Gain on Sale of Financial Assets. During the three months ended June 30, 2022, we sold four notes receivable for a net gain of $3.1 million. There was no gain on sale of financial assets during the three months ended June 30, 2021.
Asset Transition Fee. There was no asset transition fee in the three months ended June 30, 2022. Asset transition fee of $6.3 million during the three months ended June 30, 2021 reflects a settlement received from the close out of an engine transition program.
Other Revenue. Other revenue decreased by $0.2 million, or 3.1%, to $6.7 million for the three months ended June 30, 2022 from $6.9 million for the three months ended June 30, 2021. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.7 million, or 7.4%, to $21.6 million for the three months ended June 30, 2022 compared to $23.3 million for the three months ended June 30, 2021. The decrease reflects certain assets reaching their residual values as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts sales increased by $3.7 million, or 114.0%, to $7.0 million for the three months ended June 30, 2022 compared to $3.3 million for the three months ended June 30, 2021 due to higher spare parts sales and aged lot write-downs of $1.4 million. There was no equipment or cost of equipment sales for the three months ended June 30, 2022 and 2021.
Write-down of Equipment. Write-down of equipment was $0.1 million for the three months ended June 30, 2022. Write-down of equipment was $2.2 million for the three months ended June 30, 2021, reflecting the write-down of four engines.
General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 4.8%, to $20.4 million for the three months ended June 30, 2022 compared to $19.5 million for the three months ended June 30, 2021.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $1.1 million to $3.4 million for the three months ended June 30, 2022 compared to $2.3 million for the three months ended June 30, 2021. The increase is primarily due to an increase in engine maintenance due to industry-wide increase in engine and aircraft utilization and engine hub repairs resulting from a Federal Aviation Administration ("FAA") airworthiness directive, as compared to the prior year period.

Net Finance Costs. Net finance costs decreased $1.0 million, or 5.7%, to $16.0 million for the three months ended June 30, 2022 compared to $17.0 million for the three months ended June 30, 2021.

Income Tax Expense (Benefit). Income tax expense (benefit) was $5.0 million for the three months ended June 30, 2022 compared to $(1.9) million for the three months ended June 30, 2021. The effective tax rate for the second quarter of 2022 was 46.1% compared to 103.1% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Revenue is summarized as follows:

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$74,829	$63,951	17.0%
Maintenance reserve revenue	39,079	37,090	5.4%
Spare parts and equipment sales	13,422	8,135	65.0%
Gain on sale of leased equipment	2,796	—	N/A
Gain on sale of financial assets	3,116	—	N/A
Asset transition fee	—	6,256	(100.0)%
Other revenue	13,650	12,165	12.2%
Total revenue	$146,892	$127,597	15.1%

Lease Rent Revenue. Lease rent revenue increased by $10.9 million, or 17.0%, to $74.8 million for the six months ended June 30, 2022, compared to $64.0 million for the six months ended June 30, 2021. The increase is due to an increase in the number of engines placed on lease as supported by an increase in utilization compared to the prior year period. During the six months ended June 30, 2022, we purchased equipment (including capitalized costs) totaling $81.3 million, which consisted of five engines and other parts and equipment purchased for our lease portfolio. During the six months ended June 30, 2021, we purchased equipment (including capitalized costs) totaling $63.8 million, which primarily consisted of seven engines, one aircraft, and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, the aggregate net book value of equipment held for lease consisted of $1,957.6 million, $83.3 million notes receivable, and $7.0 million investment in sales-type leases. At June 30, 2021, the aggregate net book value of equipment held for lease consisted of $1,889.9 million and $195.6 million notes receivable. Average utilization (based on net book value) was approximately 83% and 80% for the six months ended June 30, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $2.0 million, or 5.4%, to $39.1 million for the six months ended June 30, 2022 from $37.1 million for the six months ended June 30, 2021. Long-term maintenance revenue was $23.3 million for the six months ended June 30, 2022 compared to $31.9 million in the prior year period. Engines out on lease with “non-reimbursable” usage fees generated $15.8 million of short-term maintenance revenues compared to $5.2 million in the comparable prior period, resulting from an increase in global flight traffic subsequent to the most significant impacts of the COVID-19 pandemic.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $5.3 million, or 65.0%, to $13.4 million for the six months ended June 30, 2022 compared to $8.1 million in the prior year period. The increase in spare parts sales for the six months ended June 30, 2022 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. There were no equipment sales during the six months ended June 30, 2022 and 2021.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2022, we sold thirteen engines and other parts and equipment from the lease portfolio for a net gain of $2.8 million. There were no sales of leased equipment during the six months ended June 30, 2021.
Gain on Sale of Financial Assets. During the six months ended June 30, 2022, we sold four notes receivable for a net gain of $3.1 million. There was no gain on sale of financial assets during the six months ended June 30, 2021.
Asset Transition Fee. There was no asset transition fee in the six months ended June 30, 2022. Asset transition fee of $6.3 million in the six months ended June 30, 2021 reflects a settlement received from the close out of an engine transition program.

Other Revenue. Other revenue increased by $1.5 million, or 12.2%, to $13.7 million for the six months ended June 30, 2022 from $12.2 million for the six months ended June 30, 2021. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items. The increase for the six months ended June 30, 2022 compared to the prior year period primarily reflects increased service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.1 million, or 8.6%, to $43.4 million for the six months ended June 30, 2022 compared to $47.5 million for the six months ended June 30, 2021. The decrease reflects certain assets reaching their residual values as compared to the prior year period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $4.8 million, or 67.6%, to $11.9 million for the six months ended June 30, 2022 compared to $7.1 million for the six months ended June 30, 2021 due to higher spare parts sales and aged lot write-downs of $1.4 million. There was no cost of equipment or cost of equipment sales for the six months ended June 30, 2022 and 2021.

Write-down of Equipment. Write-down of equipment was $21.2 million for the six months ended June 30, 2022, primarily reflecting the write-down of three engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined due to the Russia and Ukraine conflict to be unrecoverable. The remaining write-downs were in the ordinary course of business. Write-down of equipment was $4.1 million for the six months ended June 30, 2021, primarily reflecting the write-down of four engines and one airframe.

General and Administrative Expenses. General and administrative expenses increased by $8.4 million, or 23.5%, to $44.0 million for the six months ended June 30, 2022 compared to $35.7 million for the six months ended June 30, 2021. The increase primarily reflects a $4.4 million increase in personnel costs, inclusive of a $1.0 million bonus to our Executive Chairman for his 25 years of prior service to the Company, as well as a $1.4 million reduction to the prior year period personnel costs resulting from the Coronavirus Aid, Relief, and Economic Security Act employee retention credit. Stock based compensation reflected an additional $0.5 million of expense which was driven by an increase in stock price prior to the 2021 RSA grant. Additionally, with the lifting of travel bans and the opening of various markets, travel and related costs increased by $2.0 million as our sales force reengaged with customers globally.

Technical Expense. Technical expense increased by $5.5 million, or 151.9%, to $9.1 million for the six months ended June 30, 2022 compared to $3.6 million for the six months ended June 30, 2021. The increase is primarily due to an increase in engine maintenance due to an industry-wide increase in engine and aircraft utilization and engine hub repairs resulting from a FAA airworthiness directive, as compared to the prior year period.

Net Finance Costs. Net finance costs increased by $0.9 million, or 2.8%, to $32.9 million for the six months ended June 30, 2022 compared to $32.0 million for the six months ended June 30, 2021.

Income Tax Benefit.  Income tax benefit was $1.5 million for the six months ended June 30, 2022 compared to $2.3 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 8.8% compared to 64.1% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code and a discrete item recorded in 2022 associated with a write-down of engines due to the Russia and Ukraine conflict.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2022, the Company had $73.8 million of cash, cash equivalents and restricted cash, of which $12.9 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $59.0 million and $395.7 million for the six months ended June 30, 2022 and 2021, respectively, was derived from our borrowing activities. In these same time periods, $119.7 million and $175.8 million, respectively, was used to pay down related debt.

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
Cash Flows Discussion
Cash flows provided by operating activities was $57.8 million and $42.8 million for the six months ended June 30, 2022 and 2021, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 80% and 82%, by book value, of our assets were on-lease as of June 30, 2022 and December 31, 2021, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2022 and 2021 was approximately 83% and 80%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities was $8.7 million for the six months ended June 30, 2022 and primarily reflected $15.3 million related to leases entered into during 2021 which were classified as notes receivable under ASC 842 and $81.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), offset by proceeds from sale of equipment (net of selling expenses) and proceeds from sale of notes receivable of $47.7 million and $40.7 million, respectively. Cash flows used in investing activities was $101.5 million in the six months ended June 30, 2021, and primarily reflected $42.5 million related to leases entered into during the first half of 2021 which were classified as notes receivable under ASC 842 and $63.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period).
Cash flows used in financing activities was $70.8 million for the six months ended June 30, 2022 and primarily reflected $59.0 million in proceeds from debt obligations, partially offset by $119.7 million in principal payments and $5.2 million of share repurchases. Cash flows provided by financing activities was $208.9 million for the six months ended June 30, 2021 and primarily reflected $395.7 million in proceeds from debt obligations, partially offset by $175.8 million in principal payments.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the six months ended June 30, 2022 and 2021, the Company paid total dividends of $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At June 30, 2022, debt obligations consisted of loans totaling $1,731.8 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2022, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2022, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2022:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,748,936	$82,008	$691,879	$334,672	$640,377
Interest payments under debt obligations	251,414	65,282	104,184	63,325	18,623
Operating lease obligations	6,632	1,112	2,798	1,490	1,232
Purchase obligations	411,482	99,262	241,220	71,000	—
Total	$2,418,464	$247,664	$1,040,081	$470,487	$660,232

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we are currently committed to purchasing nineteen additional new LEAP-1A engines for $269.3 million and ten additional new LEAP-1B engines for $142.2 million. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2022 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2022, $569.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $0.7 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2022 and 2021, 57% and 55%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022 as a result of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Previously reported material weakness in internal control over financial reporting. During the review process related to the three months ended March 31, 2022, management, together with the Company’s independent registered public accounting firm, identified a material weakness in one of the Company’s internal controls related to the review of the quarterly income tax provision. Specifically, the Company’s evaluation of the quarterly income tax provision did not include a review process sufficiently precise to evaluate the accuracy of the income tax expense (benefit) calculation during the quarter ended March 31, 2022. Additionally, the review was not sufficiently detailed to identify a material misstatement in the calculation of the income tax expense (benefit).

(c) Remediation plan for previously identified material weakness in internal control. Our remediation plan includes, but is not limited to, improving our existing tax controls relating to the review of the quarterly income tax provision, which will include an assessment of the accuracy of the income tax expense (benefit) calculation. The Company will also allocate additional accounting resources to prepare and review the income tax provision.

We will continue to assess our internal control over financial reporting and our disclosure controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. The actions we have taken and will continue to take are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have a plan to remediate the identified material weakness, we cannot assure you that we will be able to remediate this material weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Moreover, a failure to remediate this material weakness identified above or the identification of additional material weaknesses could adversely affect our external financial reporting, and with that, confidence in our public disclosures, our stock price, and our ability to maintain compliance with listing requirements of The Nasdaq Stock Market LLC.

Notwithstanding the foregoing, having given full consideration to the material weakness described above, we have concluded that the financial statements and other financial information included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

(d) Changes in internal controls over financial reporting. Other than as described above, there has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. Effective December 31, 2018, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2020 and amending the plan to allow for repurchases of up to $60.0 million of the Company’s common stock until such date. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan extending the plan through December 31, 2022. On June 6, 2022, the Company suspended repurchases under its 10b5-01 plan.
Common stock repurchases, under our authorized plan, in the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
April 2022	30,514	$32.06	30,514	$42,019
May 2022	56,185	$33.05	56,185	$40,162
June 2022	14,736	$38.45	14,736	$39,595
Total	101,435	$33.55	101,435	$39,595
Item 5. Other Information
None.

Item 6.
EXHIBITS

Exhibit Number	Description
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2022

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)