Form 10-Q
period 2022-09-30
WILLIS LEASE FINANCE CORP
filed 2022-11-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of November 2, 2022 was 6,097,024.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021	7

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021	8

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, this quarterly report on Form 10-Q for the three and nine months ended September 30, 2022, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$11,914	$14,329
Restricted cash	69,473	81,312
Equipment held for operating lease, less accumulated depreciation of $531,913 and $524,968 at September 30, 2022 and December 31, 2021, respectively	2,078,775	1,991,368
Maintenance rights	21,358	22,511
Equipment held for sale	3,853	6,952
Receivables, net of allowances of $1,511 and $1,154 at September 30, 2022 and December 31, 2021, respectively	49,544	39,623
Spare parts inventory	41,901	50,959
Investments	54,283	55,927
Property, equipment & furnishings, less accumulated depreciation of $15,250 and $13,484 at September 30, 2022 and December 31, 2021, respectively	34,525	31,327
Intangible assets, net	1,144	1,188
Notes receivable	82,487	115,456
Investment in sales-type leases	6,735	—
Other assets	85,976	51,975
Total assets (1)	$2,541,968	$2,462,927

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$29,493	$26,858
Deferred income taxes	130,288	124,332
Debt obligations	1,851,650	1,790,264
Maintenance reserves	58,022	65,976
Security deposits	19,909	19,349
Unearned revenue	13,331	10,458
Total liabilities (2)	2,102,693	2,037,237

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2022 and December 31, 2021, respectively)	49,868	49,805

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,619 and 6,531 shares issued at September 30, 2022 and December 31, 2021, respectively)	66	65
Paid-in capital in excess of par	17,810	15,401
Retained earnings	343,990	355,388
Accumulated other comprehensive income, net of income tax expense of $7,990 and $1,469 at September 30, 2022 and December 31, 2021, respectively	27,541	5,031
Total shareholders’ equity	389,407	375,885
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,541,968	$2,462,927
_____________________________

(1)Total assets at September 30, 2022 and December 31, 2021, respectively, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $69,473 and $81,312; Equipment $1,187,898 and $1,226,395; Maintenance Rights $5,433 and $5,433; Inventory $0 and $4,367; Notes receivable $80,949 and $90,868; and Other assets $6,364 and $4,775, respectively.
(2)Total liabilities at September 30, 2022 and December 31, 2021, respectively, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,147,889 and $1,197,922, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE
Lease rent revenue	$39,515	$32,908	$114,344	$96,859
Maintenance reserve revenue	20,438	23,659	59,517	60,749
Spare parts and equipment sales	6,966	5,091	20,388	13,226
Gain on sale of leased equipment	920	2,440	3,716	2,440
Gain on sale of financial assets	—	—	3,116	—
Asset transition fee	—	—	—	6,256
Other revenue	9,052	6,693	22,702	18,858
Total revenue	76,891	70,791	223,783	198,388

EXPENSES
Depreciation and amortization expense	22,059	21,274	65,480	68,755
Cost of spare parts and equipment sales	4,204	3,921	16,080	11,008
Write-down of equipment	654	—	21,849	4,113
General and administrative	22,788	18,662	66,820	54,312
Technical expense	2,139	2,524	11,222	6,130
Net finance costs:
Interest expense	16,304	18,325	49,209	50,331
Total net finance costs	16,304	18,325	49,209	50,331
Total expenses	68,148	64,706	230,660	194,649

Income (loss) from operations	8,743	6,085	(6,877)	3,739
Income (loss) from joint ventures	(384)	21	(1,531)	(1,183)
Income (loss) before income taxes	8,359	6,106	(8,408)	2,556
Income tax expense	1,970	3,222	496	946
Net income (loss)	6,389	2,884	(8,904)	1,610
Preferred stock dividends	819	819	2,431	2,431
Accretion of preferred stock issuance costs	21	21	63	63
Net income (loss) attributable to common shareholders	$5,549	$2,044	$(11,398)	$(884)

Basic weighted average income (loss) per common share	$0.91	$0.33	$(1.88)	$(0.14)
Diluted weighted average income (loss) per common share	$0.89	$0.32	$(1.88)	$(0.14)

Basic weighted average common shares outstanding	6,093	6,189	6,058	6,135
Diluted weighted average common shares outstanding	6,270	6,363	6,058	6,135
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$6,389	$2,884	$(8,904)	$1,610
Other comprehensive income:
Currency translation adjustment	(1,029)	(15)	(1,877)	143
Unrealized gain on derivative instruments	8,049	653	29,145	6,380
Unrealized gain on derivative instruments at joint venture	355	206	1,764	918
Net gain recognized in other comprehensive income	7,375	844	29,032	7,441
Tax expense related to items of other comprehensive income	1,662	190	6,522	1,686
Other comprehensive income	5,713	654	22,510	5,755
Total comprehensive income	$12,102	$3,538	$13,606	$7,365

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894
Net income	—	—	—	—	—	6,389	—	6,389
Net unrealized loss from currency translation adjustment, net of tax benefit of $232	—	—	—	—	—	—	(797)	(797)
Net unrealized gain from derivative instruments, net of tax expense of $1,894	—	—	—	—	—	—	6,510	6,510
Shares repurchased	—	—	—	—	(65)	—	—	(65)
Shares issued under stock compensation plans	—	—	10	3	167	—	—	170
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,146	—	—	3,146
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2022	2,500	$49,868	6,619	$66	$17,810	$343,990	$27,541	$389,407

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at June 30, 2021	2,500	$49,764	6,749	$67	$16,196	$352,442	$(16)	$368,689
Net income	—	—	—	—	—	2,884	—	2,884
Net unrealized loss from currency translation adjustment, net of tax benefit of $2	—	—	—	—	—	—	(13)	(13)
Net unrealized gain from derivative instruments, net of tax benefit of $192	—	—	—	—	—	—	667	667
Shares repurchased	—	—	(135)	(1)	(5,137)	—	—	(5,138)
Shares issued under stock compensation plans	—	—	10	—	17	—	—	17
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,577	—	—	4,577
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2021	2,500	$49,785	6,624	$66	$15,653	$354,486	$638	$370,843

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Nine months ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(8,904)	—	(8,904)
Net unrealized loss from currency translation adjustment, net of tax benefit of $423	—	—	—	—	—	—	(1,454)	(1,454)
Net unrealized gain from derivative instruments, net of tax expense of $6,945	—	—	—	—	—	—	23,964	23,964
Shares repurchased	—	—	(154)	(1)	(5,244)	—	—	(5,245)
Shares issued under stock compensation plans	—	—	350	2	333	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10,816	—	—	10,816
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Balances at September 30, 2022	2,500	$49,868	6,619	$66	$17,810	$343,990	$27,541	$389,407

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Loss	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net income	—	—	—	—	—	1,610	—	1,610
Net unrealized gain from currency translation adjustment, net of tax expense of $32	—	—	—	—	—	—	111	111
Net unrealized gain from derivative instruments, net of tax expense of $1,654	—	—	—	—	—	—	5,644	5,644
Shares repurchased	—	—	(135)	(1)	(5,137)	—	—	(5,138)
Shares issued under stock compensation plans	—	—	305	2	184	—	—	186
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(116)	(1)	(4,965)	—	—	(4,966)
Stock-based compensation expense, net of forfeitures	—	—	—	—	11,875	—	—	11,875
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Balances at September 30, 2021	2,500	$49,785	6,624	$66	$15,653	$354,486	$638	$370,843

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(8,904)	$1,610
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	65,480	68,755
Write-down of equipment	21,849	4,113
Stock-based compensation expense	10,816	11,875
Amortization of deferred costs	3,940	3,680
Allowances and provisions	620	(60)
Gain on sale of leased equipment	(3,716)	(2,440)
Gain on sale of financial assets	(3,116)	—
Loss from joint ventures	1,531	1,183
Loss on disposal of property, equipment and furnishings	—	40
Deferred income taxes	(567)	418
Changes in assets and liabilities:
Receivables	(11,170)	(14,267)
Inventory	10,241	4,449
Other assets	(3,815)	(2,250)
Accounts payable and accrued expenses	(1,710)	11,294
Maintenance reserves	(55)	(22,074)
Security deposits	1,791	3,393
Unearned revenue	(922)	(1,136)
Net cash provided by operating activities	82,293	68,583

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	53,353	27,887
Proceeds from sale of notes receivable (net of selling expenses)	40,705	—
Issuance of notes receivable	(15,270)	(44,444)
Payments received on notes receivable and sales-type leases	3,216	7,006
Purchase of equipment held for operating lease and for sale	(220,708)	(170,290)
Purchase of property, equipment and furnishings	(5,066)	(1,022)
Net cash used in investing activities	(143,770)	(180,863)

Cash flows from financing activities:
Proceeds from debt obligations	219,000	477,700
Debt issuance costs	—	(4,556)
Principal payments on debt obligations	(160,940)	(355,891)
Proceeds from shares issued under stock compensation plans	335	186
Cancellation of restricted stock units in satisfaction of withholding tax	(3,496)	(4,966)
Repurchase of common stock	(5,245)	(5,118)
Preferred stock dividends	(2,431)	(2,431)
Net cash provided by financing activities	47,223	104,924

Decrease in cash, cash equivalents and restricted cash	(14,254)	(7,356)
Cash, cash equivalents and restricted cash at beginning of period	95,641	78,925
Cash, cash equivalents and restricted cash at end of period	$81,387	$71,569

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$46,495	$47,160
Income Taxes	$1,898	$1,392

Supplemental disclosures of non-cash activities:
Liabilities assumed in purchase of equipment held for operating lease	$—	$(2,089)
Transfers from Equipment held for operating lease to Investment in sales-type leases	$7,025	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$1,183	$1,065
Transfers from Equipment held for operating lease to Equipment held for sale	$4,974	$12,256
Transfers from Spare parts inventory to Equipment held for operating lease	$—	$1,555
Accrued share repurchases	$—	$20

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2022.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Three months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$39,515	$—	$—	$39,515
Maintenance reserve revenue	20,438	—	—	20,438
Spare parts and equipment sales	520	6,446	—	6,966
Gain on sale of leased equipment	920	—	—	920
Managed services	6,400	—	—	6,400
Other revenue	2,369	315	(32)	2,652
Total revenue	$70,162	$6,761	$(32)	$76,891

Three months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$32,908	$—	$—	$32,908
Maintenance reserve revenue	23,659	—	—	23,659
Spare parts and equipment sales	85	4,980	26	5,091
Gain on sale of leased equipment	2,440	—	—	2,440
Managed services	2,814	—	—	2,814
Other revenue	3,607	319	(47)	3,879
Total revenue	$65,513	$5,299	$(21)	$70,791

Nine months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$114,344	$—	$—	$114,344
Maintenance reserve revenue	59,517	—	—	59,517
Spare parts and equipment sales	771	19,617	—	20,388
Gain on sale of leased equipment	3,716	—	—	3,716
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	15,831	—	—	15,831
Other revenue	6,441	549	(119)	6,871
Total revenue	$203,736	$20,166	$(119)	$223,783

Nine months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$96,859	$—	$—	$96,859
Maintenance reserve revenue	60,749	—	—	60,749
Spare parts and equipment sales	254	12,946	26	13,226
Gain on sale of leased equipment	2,440	—	—	2,440
Managed services	8,329	—	—	8,329
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	10,214	416	(101)	10,529
Total revenue	$185,101	$13,362	$(75)	$198,388
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.
3. Equipment Held for Operating Lease and Notes Receivable
As of September 30, 2022, the Company had $2,078.8 million equipment held in our operating lease portfolio, $82.5 million notes receivable, $21.4 million of maintenance rights, and $6.7 million investment in sales-type leases, which represented 337 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, the Company had $1,991.4 million equipment held in our operating lease portfolio, $115.5 million notes receivable, and $22.5 million of maintenance rights, which represented 304 engines, twelve aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	September 30, 2022			December 31, 2021
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,461,217	$(515,428)	$1,945,789	$2,368,496	$(515,442)	$1,853,054
Aircraft and airframes	135,893	(14,202)	121,691	134,370	(7,790)	126,580
Marine vessel	13,578	(2,283)	11,295	13,470	(1,736)	11,734
	$2,610,688	$(531,913)	$2,078,775	$2,516,336	$(524,968)	$1,991,368
Notes Receivable
During the three months ended September 30, 2022 and 2021, the Company recorded interest income related to the notes receivable, recorded in Other revenue, of $1.8 million and $3.6 million, respectively, and $5.8 million and $10.1 million during the nine months ended September 30, 2022 and 2021, respectively. The effective interest rates on our notes receivable ranged from 7.1% to 12.2% as of September 30, 2022 and 6.3% to 12.2% as of September 30, 2021.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. As of September 30, 2022, WMES owned a lease portfolio, inclusive of 36 engines and five aircraft with a net book value of $253.4 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2022, CASC Willis owned a lease portfolio of four engines with a net book value of $43.1 million.

As of September 30, 2022	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2021	$39,069	$16,858	$55,927
Loss from joint ventures	(1,090)	(441)	(1,531)
Foreign currency translation adjustment	—	(1,877)	(1,877)
Other comprehensive gain from joint ventures	1,764	—	1,764
Investment in joint ventures as of September 30, 2022	$39,743	$14,540	$54,283

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.4 million and $0.9 million of management fees earned during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.6 million during the nine months ended September 30, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

There were no aircraft or engine sales to WMES or CASC Willis during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold two engines to WMES for $25.0 million.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$8,540	$7,269	$39,266	$16,915
Expenses	8,910	7,217	41,601	19,992
WMES net income (loss)	$(370)	$52	$(2,335)	$(3,077)

	September 30, 2022	December 31, 2021
	(in thousands)
Total assets	$276,753	$310,260
Total liabilities	194,744	225,917
Total WMES net equity	$82,009	$84,343

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.375% at September 30, 2022, secured by engines. The facility has a committed amount of $1.0 billion at September 30, 2022, which revolves until the maturity date of June 2024	$702,000	$590,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	264,954	273,723
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	36,804	38,022
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	16,156	18,158
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	259,090	272,909
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	35,998	38,004
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	13,948	16,342
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	248,530	262,260
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	38,885	38,885
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	215,309	223,815
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	32,195	32,195
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	3,811	5,307
	1,867,680	1,809,620
Less: unamortized debt issuance costs	(16,030)	(19,356)
Total debt obligations	$1,851,650	$1,790,264

One-month LIBOR was 3.14% and 0.10% as of September 30, 2022 and December 31, 2021, respectively.

Principal outstanding at September 30, 2022, is expected to be repayable as follows:

Year	(in thousands)
2022	$37,599
2023	62,286
2024	763,453
2025	60,218
2026	282,385
Thereafter	661,739
Total	$1,867,680
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually, and the Company was in full compliance with all financial covenant requirements at September 30, 2022.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $702.0 million and $590.0 million of variable rate borrowings at September 30, 2022 and December 31, 2021, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of September 30, 2022, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 16 months and two with remaining terms of 40 months as of September 30, 2022. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 21 months as of September 30, 2022. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended September 30, 2022.

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

The net fair value of the interest rate swaps as of September 30, 2022 was $36.4 million, representing an asset and is reflected within other assets on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million, reflected within other assets and accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets, respectively. The Company recorded an adjustment to interest expense of $(2.7) million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $(3.3) million and $1.9 million during the nine months ended September 30, 2022 and 2021, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following tables provide additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Interest rate contracts	$8,049	$653	$29,145	$6,380
Total	$8,049	$653	$29,145	$6,380

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

7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2022 was $2.0 million and $0.5 million, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 23.6% and (5.9)%, respectively. Income tax expense for the three and nine months ended September 30, 2021 was $3.2 million and $0.9 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 52.8% and 37.0%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and a discrete item recorded in a prior quarter associated with a write-down of engines due to the Russia and Ukraine conflict. Refer to Note 8 "Fair Value Measurements" for further detail on the write-downs related to Russia.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2022 and December 31, 2021 was estimated to have a fair value of approximately $84.6 million and $117.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investment in sales-type leases: The carrying amount of the Company's outstanding balance on its Investment in sales-type leases as of September 30, 2022 was estimated to have a fair value of approximately $6.7 million based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs). The Company did not have investment in sales-type leases at December 31, 2021.

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2022 and December 31, 2021 was estimated to have a fair value of approximately $1,554.7 million and $1,827.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2022 and December 31, 2021, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of September 30, 2022 was $36.4 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The Company recorded an adjustment to interest expense of $(2.7) million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $(3.3) million and $1.9 million during the nine months ended September 30, 2022 and 2021, respectively, from derivative instruments.

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

	Total Losses
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Equipment held for lease	$654	$—	$21,771	$4,113
Equipment held for sale	—	—	78	—
Total	$654	$—	$21,849	$4,113

Write-downs of equipment to their estimated fair values totaled $0.7 million for the three months ended September 30, 2022. Write-downs of equipment to their estimated fair values totaled $21.8 million for the nine months ended September 30, 2022, primarily reflecting an adjustment of the carrying value of four impaired engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business. As of September 30, 2022, included within equipment held for lease and equipment held for sale was $33.3 million in remaining book values of 19 assets which were previously written down.

There were no write-downs of equipment for the three months ended September 30, 2021. Write-downs of equipment to their estimated fair values totaled $4.1 million for the nine months ended September 30, 2021, reflecting an adjustment of the carrying value of four impaired engines and one airframe.
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

There were no anti-dilutive shares for the three months ended September 30, 2022. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the nine months ended September 30, 2022. There were no anti-dilutive shares for the three months ended September 30, 2021. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average earnings per common share for the nine months ended September 30, 2021.

The following table presents the calculation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$5,549	$2,044	$(11,398)	$(884)

Basic weighted average common shares outstanding	6,093	6,189	6,058	6,135
Potentially dilutive common shares	177	174	—	—
Diluted weighted average common shares outstanding	6,270	6,363	6,058	6,135

Basic weighted average income (loss) per common share	$0.91	$0.33	$(1.88)	$(0.14)
Diluted weighted average income (loss) per common share	$0.89	$0.32	$(1.88)	$(0.14)
10. Equity

Common Stock Repurchase

Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company's common stock, extending the plan through December 31, 2022. Repurchased shares are immediately retired. During the nine months ended September 30, 2022, the Company repurchased a total of 154,215 shares of common stock for approximately $5.2 million at a weighted average price of $33.98 per share. During the nine months ended September 30, 2021, the Company repurchased 135,118 shares of common stock for approximately $5.1 million at a weighted average price of $38.03 per share. At September 30, 2022, approximately $39.6 million is available to purchase shares under the plan.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2022 and 2021, the Company paid total dividends of $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
2007 Stock Incentive Plan	$—	$9	$—	$1,651
2021 Stock Incentive Plan	3,098	4,517	10,732	10,023
Employee Stock Purchase Plan	48	51	84	201
Total Stock Compensation Expense	$3,146	$4,577	$10,816	$11,875

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under the 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, where a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of September 30, 2022, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under the 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. In November 2021, the 2018 Plan was amended and restated as the 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares reserved for issuance under the 2021 Plan by 1,000,000 shares. The RSAs are subject to service and performance-based vesting, typically between one and four years, where a specific period of continued employment or service must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of September 30, 2022, the Company had granted 1,256,700 RSAs under the 2021 Plan and had 637,896 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2022:

Shares
Balance of unvested shares as of December 31, 2021	560,608
Shares granted	330,400
Shares forfeited	—
Shares vested	(368,810)
Balance of unvested shares as of September 30, 2022	522,198

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the nine months ended September 30, 2022 and 2021, 19,789 and 18,211 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$39,515	$—	$—	$39,515
Maintenance reserve revenue	20,438	—	—	20,438
Spare parts and equipment sales	520	6,446	—	6,966
Gain on sale of leased equipment	920	—	—	920
Other revenue	8,769	315	(32)	9,052
Total revenue	70,162	6,761	(32)	76,891

Expenses:
Depreciation and amortization expense	22,032	27	—	22,059
Cost of spare parts and equipment sales	43	4,161	—	4,204
Write-down of equipment	654	—	—	654
General and administrative	21,824	964	—	22,788
Technical expense	2,139	—	—	2,139
Net finance costs:
Interest expense	16,304	—	—	16,304
Total finance costs	16,304	—	—	16,304
Total expenses	62,996	5,152	—	68,148
Income from operations	$7,166	$1,609	$(32)	$8,743

Three months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$32,908	$—	$—	$32,908
Maintenance reserve revenue	23,659	—	—	23,659
Spare parts and equipment sales	85	4,980	26	5,091
Gain on sale of leased equipment	2,440	—	—	2,440
Other revenue	6,421	319	(47)	6,693
Total revenue	65,513	5,299	(21)	70,791

Expenses:
Depreciation and amortization expense	21,246	28	—	21,274
Cost of spare parts and equipment sales	10	3,911	—	3,921
General and administrative	18,069	619	(26)	18,662
Technical expense	2,524	—	—	2,524
Net finance costs:
Interest expense	18,325	—	—	18,325
Total finance costs	18,325	—	—	18,325
Total expenses	60,174	4,558	(26)	64,706
Income from operations	$5,339	$741	$5	$6,085

Nine months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$114,344	$—	$—	$114,344
Maintenance reserve revenue	59,517	—	—	59,517
Spare parts and equipment sales	771	19,617	—	20,388
Gain on sale of leased equipment	3,716	—	—	3,716
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	22,272	549	(119)	22,702
Total revenue	203,736	20,166	(119)	223,783

Expenses:
Depreciation and amortization expense	65,399	81	—	65,480
Cost of spare parts and equipment sales	53	16,027	—	16,080
Write-down of equipment	21,849	—	—	21,849
General and administrative	64,212	2,608	—	66,820
Technical expense	11,222	—	—	11,222
Net finance costs:
Interest expense	49,209	—	—	49,209
Total finance costs	49,209	—	—	49,209
Total expenses	211,944	18,716	—	230,660
(Loss) income from operations	$(8,208)	$1,450	$(119)	$(6,877)

Nine months ended September 30, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$96,859	$—	$—	$96,859
Maintenance reserve revenue	60,749	—	—	60,749
Spare parts and equipment sales	254	12,946	26	13,226
Gain on sale of leased equipment	2,440	—	—	2,440
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	18,543	416	(101)	18,858
Total revenue	185,101	13,362	(75)	198,388

Expenses:
Depreciation and amortization expense	68,669	86	—	68,755
Cost of spare parts and equipment sales	18	11,004	(14)	11,008
Write-down of equipment	4,113	—	—	4,113
General and administrative	52,769	1,569	(26)	54,312
Technical expense	6,130	—	—	6,130
Net finance costs:
Interest expense	50,331	—	—	50,331
Total finance costs	50,331	—	—	50,331
Total expenses	182,030	12,659	(40)	194,649
Income from operations	$3,071	$703	$(35)	$3,739
_____________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2022	$2,490,465	$51,503	$—	$2,541,968
Total assets as of December 31, 2021	$2,415,635	$47,292	$—	$2,462,927
13. Related Party Transactions
Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.4 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.6 million during the nine months ended September 30, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2021, the Company sold two engines to WMES for $25.0 million.
Other
During the nine months ended September 30, 2022 and 2021, the Company paid approximately $35 thousand and $27 thousand, respectively, of expenses to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services. Additionally, during the nine months ended September 30, 2022, the Company paid a third-party vendor approximately $104 thousand under an exclusive use agreement for an aircraft used for business-related purposes. The third-party vendor leased the aircraft from a company which our Executive Chairman owns. These transactions were approved by the Board’s Independent Directors.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2022, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and an investment in sales-type leases. As of September 30, 2022, we had 79 lessees in 40 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2022, $2,078.8 million of equipment held in our operating lease portfolio, $82.5 million of notes receivable, $21.4 million of maintenance rights, and $6.7 million of investment in sales-type leases represented 337 engines, twelve aircraft, one marine vessel and other leased parts and equipment. As of September 30, 2022, we also managed 333 engines, aircraft and related equipment on behalf of other parties.

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
Results of Operations
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Revenue is summarized as follows:

	Three months ended September 30,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$39,515	$32,908	20.1%
Maintenance reserve revenue	20,438	23,659	(13.6)%
Spare parts and equipment sales	6,966	5,091	36.8%
Gain on sale of leased equipment	920	2,440	(62.3)%
Other revenue	9,052	6,693	35.2%
Total revenue	$76,891	$70,791	8.6%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $6.6 million, or 20.1%, to $39.5 million in the three months ended September 30, 2022 from $32.9 million for the three months ended September 30, 2021. The increase is due to an increase in the number of engines acquired and placed on lease. This increase is partially offset by a decline in portfolio utilization and a lower lease rent factor due to leases on newer technology engines which tend to have longer term leases and lower rent rates. During the three months ended September 30, 2022, we purchased equipment (including capitalized costs) totaling $139.4 million, which consisted of 37 engines and other parts and equipment purchased for our lease portfolio. During the three months ended September 30, 2021, we purchased equipment (including capitalized costs) totaling $106.5 million, which consisted of 25 engines and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the aggregate net book value of equipment held for lease consisted of $2,078.8 million, $82.5 million notes receivable, $21.4 million of maintenance rights, and $6.7 million investment in sales-type leases. At September 30, 2021, the aggregate net book value of equipment held for lease consisted of $1,971.3 million, $196.1 million notes receivable, and $22.5 million of maintenance rights. Average utilization (based on net book value) was approximately 80% and 82% for the three months ended September 30, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $3.2 million, or 13.6%, to $20.4 million for the three months ended September 30, 2022 from $23.7 million for the three months ended September 30, 2021. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $4.5 million for the three months ended September 30, 2022 compared to $18.6 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $16.0 million of short-term maintenance revenues compared to $5.0 million in the comparable prior period, resulting from a recovery in global flight traffic subsequent to the most significant impacts of the COVID-19 pandemic.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $1.9 million, or 36.8%, to $7.0 million for the three months ended September 30, 2022 compared to $5.1 million for the three months ended September 30, 2021. Spare part sales for the three months ended September 30, 2022 were $6.6 million, compared to $5.1 million in the comparable period of 2021. The increase in spare parts sales for the third quarter of 2022 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. Equipment sales for the three months ended September 30, 2022 were $0.4 million for the sale of one engine. There were no equipment sales for the three months ended September 30, 2021.
Gain on Sale of Leased Equipment. During the three months ended September 30, 2022, we sold two engines from the lease portfolio for a net gain of $0.9 million. During the three months ended September 30, 2021, we sold six engines, one airframe and other parts and equipment from the lease portfolio for a net gain of $2.4 million.
Other Revenue. Other revenue increased by $2.4 million, or 35.2%, to $9.1 million for the three months ended September 30, 2022 from $6.7 million for the three months ended September 30, 2021. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items. Other revenue growth was primarily related to an increase in managed service revenues, offset by a decline in interest income.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.8 million, or 3.7%, to $22.1 million for the three months ended September 30, 2022 compared to $21.3 million for the three months ended September 30, 2021. The increase reflects the growth in the portfolio as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $0.3 million, or 7.2%, to $4.2 million for the three months ended September 30, 2022 compared to $3.9 million for the three months ended September 30, 2021. Cost of spare parts for the three months ended September 30, 2022 were $4.2 million compared to $3.9 million for the three months ended September 30, 2021. Cost of equipment sales were $43 thousand for the three months ended September 30, 2022. There was no equipment or cost of equipment sales for the three months ended September 30, 2021.
Write-down of Equipment. Write-down of equipment was $0.7 million for the three months ended September 30, 2022, reflecting the write-down of one engine. There was no write-down of equipment for the three months ended September 30, 2021.
General and Administrative Expenses. General and administrative expenses increased by $4.1 million, or 22.1%, to $22.8 million for the three months ended September 30, 2022 compared to $18.7 million for the three months ended September 30, 2021. Personnel costs increased by $1.4 million as the prior year period included a $0.8 million reduction resulting from the Coronavirus Aid, Relief and Economic Security Act employee retention credit. Additionally, with the lifting of travel bans and the opening of various markets, travel and related costs increased by $1.2 million as our sales force reengaged with customers globally.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $0.4 million to $2.1 million for the three months ended September 30, 2022 compared to $2.5 million for the three months ended September 30, 2021.

Net Finance Costs. Net finance costs decreased $2.0 million, or 11.0%, to $16.3 million for the three months ended September 30, 2022 compared to $18.3 million for the three months ended September 30, 2021. The reduction in interest expense is primarily related to assets transitioning in our WEST VI financing, which allowed for restricted cash to pay down credit facility indebtedness.

Income Tax Expense. Income tax expense was $2.0 million for the three months ended September 30, 2022 compared to $3.2 million for the three months ended September 30, 2021. The effective tax rate for the third quarter of 2022 was 23.6% compared to 52.8% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Revenue is summarized as follows:

	Nine months ended September 30,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$114,344	$96,859	18.1%
Maintenance reserve revenue	59,517	60,749	(2.0)%
Spare parts and equipment sales	20,388	13,226	54.2%
Gain on sale of leased equipment	3,716	2,440	52.3%
Gain on sale of financial assets	3,116	—	N/A
Asset transition fee	—	6,256	(100.0)%
Other revenue	22,702	18,858	20.4%
Total revenue	$223,783	$198,388	12.8%

Lease Rent Revenue. Lease rent revenue increased by $17.5 million, or 18.1%, to $114.3 million for the nine months ended September 30, 2022, compared to $96.9 million for the nine months ended September 30, 2021. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to the prior year period. During the nine months ended September 30, 2022, we purchased equipment (including capitalized costs) totaling $220.7 million, which consisted of 37 engines and other parts and equipment purchased for our lease portfolio. During the nine months ended September 30, 2021, we purchased equipment (including capitalized costs) totaling $170.3 million, which primarily consisted of 32 engines, one aircraft, and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the aggregate net book value of equipment held for lease consisted of $2,078.8 million, $82.5 million notes receivable, $21.4 million of maintenance rights, and $6.7 million investment in sales-type leases. At September 30, 2021, the aggregate net book value of equipment held for lease consisted of $1,971.3 million, $196.1 million notes receivable, and $22.5 million of maintenance rights. Average utilization (based on net book value) was approximately 82% and 81% for the nine months ended September 30, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $1.2 million, or 2.0%, to $59.5 million for the nine months ended September 30, 2022 from $60.7 million for the nine months ended September 30, 2021. Long-term maintenance revenue was $27.8 million for the nine months ended September 30, 2022 compared to $50.6 million in the prior year period. Engines out on lease with “non-reimbursable” usage fees generated $31.8 million of short-term maintenance revenues compared to $10.2 million in the comparable prior period, resulting from an increase in global flight traffic subsequent to the most significant impacts of the COVID-19 pandemic.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $7.2 million, or 54.2%, to $20.4 million for the nine months ended September 30, 2022 compared to $13.2 million in the prior year period. Spare part sales for the nine months ended September 30, 2022 were $20.0 million, compared to $13.2 million in the comparable period of 2021. The increase in spare parts sales for the nine months ended September 30, 2022 was driven by an industry-wide increase in engine and aircraft utilization and the demand for parts associated with such increase compared to the prior year period. Equipment sales for the nine months ended September 30, 2022 were $0.4 million for the sale of one engine. There were no equipment sales during the nine months ended September 30, 2021.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2022, we sold fifteen engines and other parts and equipment from the lease portfolio for a net gain of $3.7 million. During the nine months ended September 30, 2021, we sold six engines, one airframe and other parts and equipment from the lease portfolio for a net gain of $2.4 million.
Gain on Sale of Financial Assets. During the nine months ended September 30, 2022, we sold four notes receivable for a net gain of $3.1 million. There was no gain on sale of financial assets during the nine months ended September 30, 2021.
Asset Transition Fee. There was no asset transition fee in the nine months ended September 30, 2022. Asset transition fee of $6.3 million in the nine months ended September 30, 2021 reflects a settlement received from the close out of an engine transition program.

Other Revenue. Other revenue increased by $3.8 million, or 20.4%, to $22.7 million for the nine months ended September 30, 2022 from $18.9 million for the nine months ended September 30, 2021. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, interest income on notes receivable related to failed sale-leasebacks where the Company was the buyer-lessor, and other discrete revenue items. The increase for the nine months ended September 30, 2022 compared to the prior year period primarily reflects increased service revenue. Other revenue growth was primarily related to an increase in managed service revenues, offset by a decline in interest income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.3 million, or 4.8%, to $65.5 million for the nine months ended September 30, 2022 compared to $68.8 million for the nine months ended September 30, 2021. The decrease reflects certain assets reaching their residual values as compared to the prior year period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $5.1 million, or 46.1%, to $16.1 million for the nine months ended September 30, 2022 compared to $11.0 million for the nine months ended September 30, 2021. Cost of spare parts for the nine months ended September 30, 2022 were $16.0 million compared to $11.0 million in the prior year period due to higher spare parts sales and aged lot write-downs. Cost of equipment sales were $43 thousand for the nine months ended September 30, 2022. There was no equipment or cost of equipment sales for the nine months ended September 30, 2021.

Write-down of Equipment. Write-down of equipment was $21.8 million for the nine months ended September 30, 2022, primarily reflecting the write-down of four engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined due to the Russia and Ukraine conflict to be unrecoverable. The remaining write-downs were in the ordinary course of business. Write-down of equipment was $4.1 million for the nine months ended September 30, 2021, primarily reflecting the write-down of four engines and one airframe.

General and Administrative Expenses. General and administrative expenses increased by $12.5 million, or 23.0%, to $66.8 million for the nine months ended September 30, 2022 compared to $54.3 million for the nine months ended September 30, 2021. The increase primarily reflects a $5.3 million increase in personnel costs, inclusive of $1.0 million in bonus expense not incurred in the comparable period, as well as a $2.2 million reduction to the prior year period personnel costs resulting from the Coronavirus Aid, Relief, and Economic Security Act employee retention credit. Additionally, with the lifting of travel bans and the opening of various markets, travel and related costs increased by $3.2 million as our sales force reengaged with customers globally.

Technical Expense. Technical expense increased by $5.1 million, or 83.1%, to $11.2 million for the nine months ended September 30, 2022 compared to $6.1 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in engine maintenance due to an industry-wide increase in engine and aircraft utilization and engine hub repairs resulting from a FAA airworthiness directive, as compared to the prior year period.

Net Finance Costs. Net finance costs decreased by $1.1 million, or 2.2%, to $49.2 million for the nine months ended September 30, 2022 compared to $50.3 million for the nine months ended September 30, 2021. The reduction in interest expense is primarily related to assets transitioning in our WEST VI financing, which allowed for restricted cash to pay down credit facility indebtedness.

Income Tax Expense. Income tax expense was $0.5 million for the nine months ended September 30, 2022 compared to $0.9 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was (5.9)% compared to 37.0% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code and a discrete item recorded in 2022 associated with a write-down of engines due to the Russia and Ukraine conflict.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2022, the Company had $81.4 million of cash, cash equivalents and restricted cash, of which $11.9 million was unrestricted. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $219.0 million and $477.7 million for the nine months ended September 30, 2022 and 2021, respectively, was derived from our borrowing activities. In these same time periods, $160.9 million and $355.9 million, respectively, was used to pay down related debt.

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
Cash Flows Discussion
Cash flows provided by operating activities were $82.3 million and $68.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 80% and 82%, by book value, of our assets were on-lease as of September 30, 2022 and December 31, 2021, respectively. The average utilization rate (based on net book value) for the nine months ended September 30, 2022 and 2021 was approximately 82% and 81%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $143.8 million for the nine months ended September 30, 2022 and primarily reflected $15.3 million related to leases entered into during 2021 which were classified as notes receivable under ASC 842 and $220.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), offset by proceeds from sale of equipment (net of selling expenses) and proceeds from sale of notes receivable (net of selling expenses) of $53.4 million and $40.7 million, respectively. Cash flows used in investing activities were $180.9 million in the nine months ended September 30, 2021, and primarily reflected $44.4 million related to leases entered into during the first half of 2021 which were classified as notes receivable under ASC 842 and $170.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period).
Cash flows provided by financing activities were $47.2 million for the nine months ended September 30, 2022 and primarily reflected $219.0 million in proceeds from debt obligations, partially offset by $160.9 million in principal payments and $5.2 million of share repurchases. Cash flows provided by financing activities were $104.9 million for the nine months ended September 30, 2021 and primarily reflected $477.7 million in proceeds from debt obligations, partially offset by $355.9 million in principal payments and $5.1 million of share repurchases.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the nine months ended September 30, 2022 and 2021, the Company paid total dividends of $2.4 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At September 30, 2022, debt obligations consisted of loans totaling $1,851.7 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At September 30, 2022, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2022, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2022:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,867,680	$84,307	$824,194	$475,016	$484,163
Interest payments under debt obligations	268,516	78,129	108,517	62,794	19,076
Operating lease obligations	5,851	1,390	2,364	1,238	859
Purchase obligations	465,021	66,812	305,439	92,770	—
Total	$2,607,068	$230,638	$1,240,514	$631,818	$504,098

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we are currently committed to purchasing nineteen additional new LEAP-1A engines for $298.5 million and ten additional new LEAP-1B engines for $166.5 million. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

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

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2022 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates for one-month LIBOR.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2022, $702.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.0 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2022 and 2021, 58% and 54%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, as the material weakness described below has been remediated, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the material weakness as it relates the review of the quarterly income tax provision that was identified as of and for the quarter ended March 31, 2022, management re-evaluated the effectiveness of such controls as of September 30, 2022 and concluded that such controls were operating effectively as of September 30, 2022. The remediation of the material weakness included, but was not limited to, improving our existing tax controls relating to the review of the quarterly income tax provision, including an assessment of the accuracy of the income tax expense (benefit) calculation. The Company also allocated additional accounting resources to prepare and review the income tax provision.

(c) Changes in internal control over financial reporting. Other than as described above, there has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
(b) None.
(c) Issuer Purchases of Equity Securities. Effective December 31, 2020, the Board of Directors approved the renewal of the existing common stock repurchase plan, which allows for repurchases of up to $60.0 million of the Company's common stock, extending the plan through December 31, 2022. No shares were repurchased during the three months ended September 30, 2022.
Item 5. Other Information

On June 27, 2022, the Compensation Committee of the Board approved entering into a new employment agreement with Brian R. Hole, currently the Company’s President since April 2016, to continue to serve as the Company’s President, effective retroactively to April 1, 2022. The agreement, approved by the Board on August 1, 2022 and executed on August 2, 2022, also provides that if the Company establishes a subsidiary to engage in providing long-term debt and/or finance leases (the “LendCo”), Mr. Hole will serve as the leader of that subsidiary. The agreement provides that Mr. Hole is entitled to an initial annual base salary of $520,950, and establishes his target annual bonus opportunity at 85% of his annual base salary. Mr. Hole is also eligible to receive a LendCo incentive bonus at 5% of the net spread earned from growing the Company’s long-term lending activities through finance leases and loan products for aviation assets.

The foregoing description of the employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.
EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of August 2, 2022, by and between the Company and Brian R. Hole.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2022

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)